Form 10-K/A
period 1994-09-30
SAHARA GAMING CORP
filed 1995-01-13
CIK 812482

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A

   X    Annual report pursuant to Section 13 or 15(d) of the Securities
 ----   Exchange Act of 1934 for the fiscal year ended September 30, 1994 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
 ----   Exchange Act of 1934

                        COMMISSION FILE NUMBER: 1-9481

                           SAHARA GAMING CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)
                   NEVADA                                    88-0304348
- -------------------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

2535 LAS VEGAS BLVD. SOUTH, LAS VEGAS, NEVADA                   89109
- -------------------------------------------------------------------------------
  (Address of principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code: (702) 737-2111

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:                      ON WHICH REGISTERED:
- --------------------                     -----------------------
Common Stock, par value $.01 per share   American Stock Exchange
Exchangeable Redeemable Preferred Stock  American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
                                     ----
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. YES  X  No     .
                                              ----   ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

  The number of shares of common stock outstanding as of December 28, 1994, was 6,194,433. The market value of the common stock held by nonaffiliates of the Registrant as of December 28, 1994, was approximately $10,244,043. The market value was computed by reference to the closing sales price of $3.375 per share of common stock on the American Stock Exchange as of December 28, 1994.

                     DOCUMENTS INCORPORATED BY REFERENCE:

PART III HEREOF INCORPORATES BY REFERENCE PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON FEBRUARY 17, 1995 (TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER SEPTEMBER 30, 1994).

                   SAHARA GAMING CORPORATION AND SUBSIDIARIES
                       ANNUAL REPORT ON FORM 10-K FOR THE
                      FISCAL YEAR ENDED SEPTEMBER 30, 1994

                               TABLE OF CONTENTS

                                     PART I

                                                                             PAGE
                                                                             ----
 Item 1.  Business........................................................     2
          General.........................................................     2
          Hotel and Casino Operations.....................................     2
          Other Operations................................................     7
          Regulation and Licensing........................................     9
 Item 2.  Properties......................................................    12
 Item 3.  Legal Proceedings...............................................    13
 Item 4.  Submission of Matters to a Vote of Security Holders.............    13

                                    PART II

 Item 5.  Market for the Registrant's Stock and Related
             Security Holder Matters......................................    14
 Item 6.  Selected Financial Data.........................................    14
 Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations of the Company.........................    15
 Item 8.  Financial Statements and Supplementary Data.....................    23
 Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................    42

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant..............    42
 Item 11. Executive Compensation..........................................    42
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    42
 Item 13. Certain Relationships and Related Transactions..................    43

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    43

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

  Sahara Gaming Corporation (the "Company"), a Nevada corporation, was formed in June 1993 for the purpose of being the successor to a combination, effective September 30, 1993 (the "Reorganization") of two affiliates, Sahara Resorts, a Nevada corporation, and Sahara Casino Partners, L.P., a Delaware limited partnership (the "Partnership"). The Company's primary business operations are conducted through four wholly owned subsidiary corporations, Sahara Nevada Corp. ("Sahara Nevada"), Hacienda Hotel Inc. ("Hacienda Inc."), Santa Fe Hotel Inc. ("Santa Fe Inc."), and Pioneer Hotel Inc. ("Pioneer Inc."), each a Nevada corporation. The subsidiaries in turn own the Sahara Hotel and Casino (the "Sahara"), the Hacienda Resort Hotel and Casino (the "Hacienda") and the Santa Fe Hotel and Casino (the "Santa Fe"), each located in Las Vegas, Nevada, and the Pioneer Hotel & Gambling Hall (the "Pioneer") located in Laughlin, Nevada. Santa Fe Inc. also owns Sahara Parkville, Inc. ("Parkville Inc."), a Missouri corporation formed to pursue development of a riverboat casino in Parkville, Missouri, and a minority equity interest in Treasure Bay Gaming & Resorts, Inc. ("Treasure Bay"), a Delaware corporation which owns and operates two riverboat casinos in Mississippi. Mr. Paul W. Lowden, Chairman of the Board and Chief Executive Officer of the Company, owns approximately 51% of the Company's common stock (the "Common Stock").

  Prior to the Reorganization, the Sahara, Hacienda, Santa Fe and Pioneer were owned by limited partnerships, the sole limited partner of which was the Partnership and the sole general partner of which was a subsidiary of Sahara Resorts. Sahara Resorts also owned the general partners of the Partnership and approximately 62% of the limited partner interests in the Partnership. The balance of the limited partner interests in the Partnership and approximately 27% of the stock of Sahara Resorts were publicly held and approximately 73% of the Sahara Resorts stock was owned by Mr. Lowden. In the Reorganization, (i) the Partnership was merged into the Company, (ii) a subsidiary of the Company was merged with Sahara Resorts, (iii) the limited partnerships that owned the four casino hotels were merged into the Operating Companies, (iv) the limited partner interests in the Partnership were converted into shares of Common Stock and preferred stock (the "Preferred Stock"), and (v) the Sahara Resorts common stock was converted into shares of Common Stock.

  The principal executive office of the Company is located at 2535 Las Vegas Boulevard South, Las Vegas, Nevada 89109 and the telephone number is (702) 737-2111.

                          HOTEL AND CASINO OPERATIONS

  The Company's principal assets at September 30, 1994 were the Sahara, Hacienda and Santa Fe properties in Las Vegas, Nevada and the Pioneer property in Laughlin, Nevada.

DESCRIPTION OF THE HOTEL-CASINOS

  THE SAHARA. The Sahara is located on an approximately 18-acre site on the northern end of the Las Vegas Strip at the intersection of Sahara Avenue, one of the most heavily traveled intersections in Las Vegas. The Sahara is one of the few hotel-casinos to have frontage on, and direct access from, both the Strip and Paradise Road, which provides access from the Sahara to the 1.6 million square foot Las Vegas Convention Center and McCarran International Airport, approximately one-half mile and four miles, respectively, to the south.

  The Sahara currently offers 2,035 rooms and suites in three towers and four low level buildings in the complex. The casino comprises approximately 50,000 square feet. The hotel includes over 52,000 square feet of meeting space in 18 rooms that can accommodate between 50 and 4,500 persons; there are six restaurants, an approximately 9,360-square foot showroom seating about 650 people, five bars including one with a lounge area which features live entertainment, two pools, over 15,000 square feet of retail space with 14 shops, approximately 20,000 square feet of administrative office space, a three-story engineering building, and two-level parking structure. Additional parking is available on property leased from an affiliate directly across Paradise Road from the Sahara.

  THE HACIENDA. The Hacienda occupies approximately 47 acres on the southernmost part of the Las Vegas Strip. The Hacienda is located just south of several Las Vegas mega-resorts and is the closest facility to the newly constructed Russell Road interchange from Interstate 15. Additional construction is under way which will provide access to and from McCarran Airport via a tunnel connection to Interstate-15 just south of the Russell Road interchange.

  The Hacienda offers 1,142 hotel rooms in two 11-story towers and 10 two- and three-story buildings connected to the main casino by covered walkways. The complex includes an approximately 35,000-square foot casino, 22,000-square feet of convention and meeting space, three restaurants, two bars, a 604-seat showroom, 15 shops and a camper and motor home facility known as "Camperland." Additionally, the property includes parking for approximately 1,600 cars on paved lots.

  THE SANTA FE. The Santa Fe is located on a 36-acre site in the northwest part of Las Vegas, approximately nine miles from the Strip. The target clientele is residents of northwest Las Vegas and, to a lesser extent, residents of the entire Las Vegas valley. In November 1993, the Company acquired a 22-acre tract of property located adjacent to the Santa Fe, which may be used for future development opportunities. In May 1994, the Company acquired an additional four-acre tract adjacent to the Santa Fe, which provides approximately 200 additional parking spaces.

  The Santa Fe features 200 standard hotel rooms, a 50,000 square foot casino, an ice skating arena and a 60-lane bowling center. Additionally, the Santa Fe includes a coffee shop, buffet, five full service bars and a lounge area that features live entertainment. In December 1994, the Company completed construction of an approximately $14.0 million expansion of the Santa Fe, including the addition of three themed restaurants, additional casino space for approximately 300 new slot machines, a dedicated bingo room, race book, and other public areas.

  THE PIONEER. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6- 1/2 acres of the 12-acres are subject to a 99-year ground lease which, by its terms, is scheduled to terminate in December 2078. One of the three motel buildings together with a portion of both the Pioneer's casino building and a second motel building, are located on land subject to the ground lease. The leased land lies between and separates the two parcels of land that are held in fee.

  The Pioneer hotel-casino complex was built in 1982 in a classical western architectural style. The Pioneer is comprised of four buildings. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. An aggregate of 417 motel rooms are housed in the three remaining buildings. The complex amenities include a coffee shop/buffet, bar, snack bar, and gift shop. A partial second floor in the main building houses a gourmet restaurant, administrative offices and banquet rooms. In December 1994, the Company completed construction of an expansion of the Pioneer, including the addition of casino space, the addition of a special events area, and increased administrative and support areas.

REVENUES

  The primary source of revenues to each of the Company's hotel-casinos is gaming, which represented 61.2% in 1994, 61.9% in 1993, and 62.3% in 1992 of total revenues in the respective fiscal years. The following table sets forth information regarding the approximate number of licensed games and gaming devices of the Company's casinos as of September 30, 1994:

                      SAHARA         HACIENDA         PIONEER         SANTA FE         TOTAL
                      ------         --------         -------         --------         -----
Slot Machines         1,100           1,025             874            1,510           4,509
Blackjack ("21")         23              17              11               18              69
Craps                     3               2               2                2               9
Roulette                  3               2               1                2               8
Poker and Pan            14               4               0                6              24
Race/Sports Book          1               1               0                1               3
Keno                      1               1               1                1               4
Bingo                     0               0               0                1               1
Other                     9               3               1                3              16

  The Pioneer and the Hacienda have organized slot clubs. The "Round-Up Club" at the Pioneer and the "Viva Club" at the Hacienda were established to encourage repeat business from frequent and active slot customers. The slot clubs offer members points with slot machine play that can be redeemed for gifts, rooms, food and beverages at the respective hotel-casinos.
Additionally, at the Pioneer, points may be redeemed for cash.

  The Company's current operations include, to a limited extent, vacation-related contract sales operations. The Sahara and the Hacienda currently offer the right to use timeshare interests in a limited number of rooms at the respective hotels. Timeshare purchasers acquire the annual right to use rooms for seven days a year for a set number of years. As of September 30, 1994, approximately 4,289 and 3,137 contracts relating to 83 and 61 rooms were outstanding at the Sahara and Hacienda, respectively.

  Hacienda Inc. offers memberships, based on availability, to use the recreational vehicle facility known as "Camperland" located on approximately 14 acres of the Hacienda property. The memberships do not constitute an interest in any real property. Memberships are purchased in a similar manner as timeshare hotel rooms.

  The Company's timeshare operations are in competition with similar programs in Las Vegas and other resort locations in a wide variety of other areas. Management believes that it has been and will continue to remain competitive in this industry. The Company has no present intention of offering contract sales at the Pioneer Inc. or the Santa Fe Inc.

MARKETING

  The Sahara's marketing personnel schedule convention guests, valued casino customers and tour groups into the Sahara, with a view toward achieving the highest average room rate while maximizing occupancy. The Hacienda's marketing personnel currently seek to maintain room rates and occupancy percentages through tour and travel programs and retail customers. The Santa Fe's market is primarily the residents of northwest Las Vegas, visitors to the local area, local businesses, and hockey and bowling leagues. The Pioneer relies upon direct-mail advertising to known customers, emphasizing its unique atmosphere and attractive prices. The occupancy rates of the four hotels are set forth below for the periods indicated.

                               YEAR ENDED SEPTEMBER 30,
                   --------------------------------------------------------------------------------
                   1990              1991                 1992              1993              1994
                   ----              ----                 ----              ----              ----
Sahara(1)          93.4%             83.4%                84.0%             87.2%             93.4%
Hacienda(2)        90.7%             84.1%                87.1%             94.7%             95.6%
Pioneer            94.9%             94.9%                94.6%             91.4%             88.8%
Santa Fe(3)         n/a              63.6%(3)             83.2%             91.6%             96.9%

- --------
(1) The occupancy rates for the Sahara are based on 1,485 rooms through March 1991 and 2,035 rooms commencing in April 1991.
(2) The occupancy rates for the Hacienda are based on 803 rooms through June 1991 and 1,142 rooms thereafter.
(3) From February 14, 1991 (date of opening)

  The foregoing percentages include occupancy of available rooms by people receiving complimentary accommodations. The Sahara grants a higher percentage of complimentary and discounted accommodations to valued casino customers than the Hacienda, Pioneer and Santa Fe. It is anticipated that the Sahara will continue this policy in order to maintain its casino customer base.

  As a result of additional rooms that became available in 1991 following expansion projects, the Sahara and Hacienda have recorded successive increases in the number of occupied room nights in the most recent three fiscal years. The Sahara reported increases of 45,067 occupied room nights in 1994 over 1993, 43,619 occupied room nights in 1993 over 1992, 72,448 in 1992 over 1991 and 38,403 in 1991 over 1990. Occupied room nights at the Hacienda increased in 1994, 1993, 1992 and 1991 over the preceding fiscal year by 2,502, 26,302, 99,318 and 5,974, respectively. The Santa Fe, since opening in 1991, has increased occupied room nights in each of the last three fiscal years. At the present time, the Hacienda and Santa Fe are at or near capacity, and no substantial increase in occupied room nights can be expected. The Pioneer has experienced a decrease in occupied room nights the last two fiscal years as the result, primarily, of increased availability in room nights from intense competition in the Laughlin market.

  The Sahara, due to the size of its operations and the amenities offered to its customers, has historically attracted a higher-income customer base than the Hacienda, Pioneer and Santa Fe. The Sahara has provided these customers with a higher level of credit for gaming play than that provided at the Company's other three properties and thus the extension of credit to the Sahara's gaming customers has accounted for a more significant portion of its gaming revenues. The Sahara presently seeks credit customers on an individual basis, which management believes enables the casino to maintain a high standard of customer credit worthiness. With this approach, it is anticipated that the amount of casino credit extended by the Sahara will not materially increase in the near future. The Company believes that the review of credit requests at the Hacienda, the Pioneer and the Santa Fe is adequate and it does not anticipate any change in its basic credit policy. Credit customers are not a material aspect of the operation of the Hacienda, the Santa Fe or the Pioneer. Under Nevada law, gaming debts are enforceable.

MANAGEMENT AND PERSONNEL

  At September 30, 1994, the Sahara, the Hacienda, the Santa Fe and the Pioneer employed 1,669, 1,073, 1,085, and 806 persons, respectively. Sahara Gaming currently employs 36 people.

  Collective bargaining agreements with the Teamsters, operating engineers, culinary workers and bartenders unions cover approximately 60% and 65% of the employees at the Sahara and Hacienda, respectively. Additionally, collective bargaining relations exist between the Sahara and Hacienda and unions representing carpenters, painters and stagehands employed at these properties. The agreement with the Teamsters expired in April 1994; the agreements with the operating engineers and culinary and bartenders unions expired in June 1994. The Sahara and Hacienda are currently engaged in negotiations for successor agreements with the Teamsters and culinary and bartenders unions. The Sahara and Hacienda successfully concluded negotiations in July 1994 with the operating engineers and in August 1994 with the painters and carpenters unions and entered into new collective bargaining agreements which expire in April 1998 and August 1998 respectively. The agreement with the stagehands union expired in June 1994. The Sahara and Hacienda are engaged in negotiations for a successor agreement with the stagehands union and expect to complete those negotiations early in 1995.

  The last collective bargaining agreements between the Sahara and Hacienda and the musicians union expired in June 1989. Negotiations for a successor agreement reached an impasse in February 1991 and have not resumed. In July 1993, the musicians union requested resumption of negotiations. The Sahara and Hacienda denied that request in the belief that the union no longer represents a majority of musicians employed by the Sahara or Hacienda in appropriate bargaining units. Following a charge filed by the union with the National Labor Relations Board (the "NLRB"), a hearing was scheduled before an administrative law judge to take evidence as to whether these hotels must continue to recognize and bargain with the musicians union. In March 1994, the union withdrew its charge, and the Sahara and Hacienda have no obligation to recognize and bargain with the union.

  Pursuant to representation petitions filed with the NLRB by the Teamsters, operating engineers, culinary and bartenders unions, an election was held at the Santa Fe on September 30 and October 1, 1993. The unions received 300 of the votes cast; 241 employees voted against representation by the unions and 31 ballots were challenged. On October 8, 1993, the Santa Fe filed objections to the conduct of the unions prior to and during the election. Following an investigation of the objections, the NLRB ordered a hearing to resolve the substantial issues of fact raised by the objections. Thereafter, on October 29, 1993, the Santa Fe filed unfair labor practice charges with the NLRB, which allege unlawful interference by Culinary Workers Union Local 226 with employees' federally protected rights in respect to the question of union representation. The Santa Fe believes the objections and unfair labor practice charges have merit and are supported by substantial evidence. A hearing was conducted before an Administrative Law Judge of the NLRB early in 1994. A decision from the Administrative Law Judge is pending. Should the objections be sustained, the results of the election will be set aside. While the NLRB proceedings are pending, the unions have no legally enforceable right to represent the Santa Fe employees and the Santa Fe has no legally enforceable obligation to recognize or bargain with the unions.

  Management does not anticipate labor problems that will have an adverse effect at any of its facilities. However, should the unions attempt to call a strike at any facility, operating revenues would be reduced, which in turn could have a material adverse effect on the Company and on its financial condition and results of operations.

COMPETITION

  In Las Vegas, Nevada, hotels and gambling casinos compete primarily in three areas: on or near the Las Vegas Strip; within downtown Las Vegas; and in the emerging locals market.

  The Sahara and the Hacienda compete directly with other Las Vegas Strip hotels and casinos. The Company believes that competition among hotels and casinos on the Las Vegas Strip has increased with the construction of new resort properties and as existing hotels, motels and casinos have been upgraded or enlarged. Management believes that the Las Vegas Strip gaming market is highly segmented. The market is characterized at one end of the spectrum by customers who demand gourmet food, luxurious lodging, star entertainment and other amenities, and who typically prefer to gamble large amounts primarily at table games. The middle of the market includes hotels that provide similar services to customers of more modest means or that cater to convention groups in need of facilities that can economically feed, lodge and entertain large groups in one central location. The remaining market segment is characterized by budget tourists who require economic dining and lodging without substantial amenities or other services and who may play slot machines more than table games. Additionally, certain mega-resort properties in Las Vegas are focusing a portion of their marketing programs toward entertainment for the entire family. The Company believes that this new dimension of Las Vegas facilities offering amusement parks and other family oriented amenities is opening up a new customer base on the Las Vegas Strip.

  The Sahara caters to conventions and tour and travel customers, featuring live entertainment, shopping and an array of food service ranging from a coffee shop to gourmet restaurants. Room rates and casino operations are positioned to serve the credit players as well as the tour and travel markets. The Hacienda is marketed primarily to budget travelers, including families with recreational vehicles and vacationers on bus tours. The Hacienda's casino emphasizes slot machines but also provides a full array of table games. Room rates and food and beverage policies are established with an emphasis on the Hacienda's price-sensitive clientele.

  Based on information provided from the registration of hotel guests at the Sahara and the Hacienda and flight schedules to McCarran Airport from the surrounding regions, the Company believes that most customers of the Sahara and the Hacienda come from the western and the southwestern regions of the United States, primarily from southern California and Arizona. Nevada is the only state in these regions which has legalized casino gambling. However, casinos offering restricted forms of gambling have opened on Indian reservations in the region. Due to uncertainty as to the application of federal and state regulations regarding the types of gaming that will be allowed on properties owned by recognized Indian tribes within state boundaries and to pending court cases, management is unable to ascertain what impact gambling on Indian reservations in the region will have on the Company's business. Although the Company has no knowledge of other states in the southwestern region of the United States which intend to legalize casino gambling, the legalization of full casino gambling in such areas, including on Indian reservations, could have a material adverse effect on the Company's business. The Company believes that, because of the geographic area from which the Sahara and the Hacienda draw their customers, the legalization of gaming in New Jersey and other states have not had a material impact on the operations of the Sahara or the Hacienda. Competition for gaming customers also comes from the Reno/Lake Tahoe area of Nevada, which has a number of major hotel-casinos, and from hotel-casino operations in other parts of the world.

  The Santa Fe targets and competes for the residents of northwest Las Vegas, a growing residential community, and, to a lesser extent, the residents of the entire Las Vegas valley, emphasizing its convenient location, the southwestern theme and its broad range of facilities. The growth in the number of facilities in Las Vegas catering to the local population includes new facilities and upgraded or enlarged facilities surrounding the Las Vegas valley. In December 1994, a new facility opened in North Las Vegas approximately five miles closer to downtown Las Vegas than the Santa Fe and plans have been announced to build another facility in North Las Vegas which, if constructed, would compete with the Santa Fe. In December 1994, the Santa Fe completed construction of an expansion of the property in anticipation of increased competition from facilities in North Las Vegas.

  In Laughlin, Nevada, located approximately 90 miles south of Las Vegas, according to The Nevada Gaming Control Board the gaming market revenues through September 1994 have remained relatively constant with the prior year. However, within the three month period July through September 1994 market revenues decreased approximately 5% compared with the same period last year. A number of Las Vegas-based entities have entered the gaming market in Laughlin, making hotel-casino competition in the area intense. In 1994, the Pioneer, experienced a 8.5% decrease in revenues. Management believes that the decrease is attributable primarily to increased competition and the lack of growth in the Laughlin market. In the future, management plans to emphasize the Pioneer's unique atmosphere, attractive prices and good location, as well as the recently completed expansion, in an effort to maintain and expand its existing customer base and implement expense reduction measures.

                                OTHER OPERATIONS

PARKVILLE

  Sahara Parkville Inc., ("Parkville Inc.") a Missouri corporation and a wholly owned subsidiary of Santa Fe Inc. was formed in 1993 to develop, own and operate a dockside casino in the City of Parkville, Missouri. Parkville Inc. has entered into a lease agreement with the City of Parkville for the site of the proposed development, which is located approximately ten miles from Kansas City, Kansas and Kansas City, Missouri.

  A state constitutional amendment to permit, among other things, games of chance in Missouri, and a local resolution to permit the licensing of excursion gambling boats and floating facilities in Parkville were each approved by voters in November 1994, after previously failing to be approved at the state level in April 1994 and in local elections in April and August 1994. The delay in the voter approval has increased project costs and delayed the proposed development of the Parkville casino.

  The development of the Parkville casino is subject to substantial uncertainties, as discussed below, including the granting of necessary gaming and other licenses and certain other approvals, commencement and completion of construction, and the negotiation of additional agreements, as well as the risks inherent in the establishment of a new business enterprise. In order to use the vessel purchased for the Parkville casino, Parkville Inc. will be required to obtain a gaming license permitting a dockside, rather than "cruising", riverboat gaming. An application has been made for a gaming license for the casino with the Missouri Gaming Commission. There can be no assurance as to when or if Parkville Inc. will receive the gaming license necessary for it to commence dockside gaming operations and the earliest the Missouri Gaming Commission would commence its investigation of Parkville Inc. would be early 1995. An investigation typically takes at least several months to complete. No assurance can be given that Parkville Inc. will be chosen for investigation in early 1995.

  In addition, if Parkville Inc. is not licensed or if the construction of the proposed facility is not complete by June 30, 1995, Parkville Inc. will be unable to commence operations by that date and Santa Fe Inc. will be required under the terms of the indenture under which the 11% Notes (as defined below) were issued to offer to repurchase that principal amount of 11% Notes purchasable with the funds remaining in the Parkville collateral account and obtained upon disposition of assets related to the project (unless waivers are obtained from the holders of the 11% Notes). Based on current development and construction plans, the Company does not believe the facility can be completed and operating before June 30, 1995. Therefore, the Company currently intends to seek approval from the holders of the 11% Notes for among other things, an extension of the date by which operations of the proposed Parkville casino must be commenced before Parkville Inc. is required to commence the repurchase offer. No assurance can be given that if such approval is sought it will be obtained. In the event Parkville Inc. is required to commence a repurchase offer, the holders of warrants to acquire additional 11% Notes will be entitled, for a 30 business day period, to acquire for no additional consideration up to an additional $11.5 million principal amount of the 11% Notes.

  The estimated total cost of the Parkville project was originally expected to be approximately $38.5 million. As a result of the delay in commencing construction of the proposed facility, revisions to the scope of the project, and increased construction costs associated with the project, it is currently estimated that the project will cost approximately $50.0 million. As of September 30, 1994, Parkville Inc. had capitalized $13.6 million in connection with the development of the proposed dockside riverboat gaming facility. Of this amount, approximately $8.0 million was used for the purchase of the riverboat for the site, approximately $2.8 million was used for preliminary engineering and development expenses and approximately $2.8 million represents capitalized interest.

  Parkville Inc. borrowed $32.0 million from the proceeds of the Santa Fe Hotel Inc. 11% first mortgage notes due 2000 (the "11% Notes") offering, which is restricted for use in connection with the Parkville development. The balance of the originally budgeted project cost was expected to be financed through equipment financing and an equity contribution from Santa Fe. As of September 30, 1994, approximately $23.1 million is available from the $32.0 million dedicated for the Parkville development. Of the amount disbursed, approximately $6.1 million had been used to purchase a riverboat for the site with respect to which approximately $1.9 million had been previously deposited, and approximately $2.8 million had been spent on other expenses in developing the proposed facility, including approximately $1.7 million in interim interest. The balance of the anticipated cost of the project in excess of the originally budgeted amount is expected to be financed to the extent permitted by the indenture under which the 11% Notes were issued, through equipment financing, other financing sources and, if necessary, through additional loans or equity investments from the Company, although no assurance can be given that the additional necessary funds will be available.

TREASURE BAY

  In April 1994, Santa Fe Inc. purchased from Treasure Bay for $10.0 million approximately 20% of Treasure Bay's common stock and 33 1/3% of Treasure Bay's preferred stock. Sahara Gaming also unconditionally guaranteed the payment of $4.5 million of indebtedness of Treasure Bay incurred to finance working capital in connection with the opening of Treasure Bay's casinos, $3.3 million of which was outstanding at September 30, 1994. The Company has been advised, that Treasure Bay's cash position is inadequate to meet its current and planned expenses including, without limitations, short and long-term debt service and accumulated construction payables, and Treasure Bay is in violation of its various financing arrangements. In November 1994, creditors of Treasure Bay initiated bankruptcy proceedings with respect to Treasure Bay. The Company has been advised by Treasure Bay that on December 9, 1994, Treasure Bay challenged the initiation of such proceedings.

  In October 1994, the Company received notices from the lender of the Treasure Bay working capital indebtedness of payment defaults by Treasure Bay with respect to this indebtedness. In December 1994, Santa Fe Inc. purchased this indebtedness from the lender. Pending resolution of the Treasure Bay bankruptcy proceedings, Santa Fe Inc. does not expect to receive current payment on this indebtedness, and no assurance can be given that this indebtedness will ultimately be repaid.

  In connection with its stock purchase, Santa Fe Inc. entered into a management agreement with Treasure Bay. Treasure Bay notified the Company on December 9, 1994 that Treasure Bay was assuming management control of the Treasure Bay properties and alleged that the Company was in default thereunder and had mismanaged the Treasure Bay properties. The Company believes that the allegations are without merit and it intends to pursue its remedies vigorously. Treasure Bay has defaulted in its payment obligations under the management agreement for all payments due for the period July 1994 to the present.

  In light of Treasure Bay's financial condition, the Company has recorded a $12.6 million charge against income in the fourth quarter of fiscal 1994 in connection with its investment in Treasure Bay.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Santa Fe--Treasure Bay". See "Legal Proceedings" for information regarding litigation between the Company and certain of its officers and certain current and former officers of Treasure Bay.

HENDERSON, NEVADA PROJECT

  On March 31, 1994, a wholly-owned subsidiary of the Company purchased real property in Henderson, Nevada, located in the southeast Las Vegas valley on which the Company considered developing a casino entertainment complex. The net proceeds from a private placement of 15.0 million principal amount of 12% Convertible First Mortgage Notes (the "12% Notes") were used to acquire the property. The principal amount of the 12% Notes and all accrued interest is due and payable on March 31, 1995. The 12% Notes are guarantied by the Company and are secured by, among other things, a first priority lien on the real property pursuant to the deed of trust relating thereto. As of September 30, 1994, the Company has incurred approximately $16.9 million of expenses in development of the project, representing the land acquisition costs and preliminary engineering and development costs.

  The Company has entered into an agreement to sell the property. The sale is subject to several contingencies, including satisfactory completion of a due diligence review and approval of the transaction by the purchaser's Board of Directors. Proceeds from the sale, if consummated, will be used to repay the indebtedness incurred to finance the acquisition of the site and for expenses incurred in the development of the proposed project. Additionally, pursuant to the agreement to sell the property, the Company's expenses incurred in the development of the proposed project will be reimbursed over a three-year period.

  If the sale is not consummated, the Company will attempt to negotiate an extension of the maturity date of the 12% Notes and to sell the property to another purchaser or, potentially, to obtain financing for the development of the proposed project. No assurance can be given that, if necessary, the Company will be successful in obtaining an extension of the maturity date or locating another purchaser for the property. If the proposed sale is not consummated and the holders of the 12% Notes were to demand payment at maturity, the Company would not have sufficient cash resources to repay the 12% Notes and would default in the payment thereof, which would result in cross-default under substantially all of the Company's long-term indebtedness.

                     NEVADA REGULATIONS AND LICENSING

  Each of Sahara Gaming Corporation, Sahara Nevada Corp., Hacienda Hotel Inc., Pioneer Hotel Inc., Santa Fe Hotel Inc., (collectively, the "Sahara Group") is subject to extensive state and local regulation by the Nevada Gaming Authorities.

  The laws, regulations and supervisory procedures of the Nevada Gaming Authorities seek (i) to prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) to establish and maintain responsible accounting practices and procedures,
(iii) to maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping, and making periodic reports to the Nevada Gaming Authorities, (iv) to prevent cheating and fraudulent practices, and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on any or all of the members of the Sahara Group.

  LICENSING AND REGISTRATION. The Operating Companies hold Nevada State gaming licenses to operate the Sahara, the Hacienda, the Pioneer and the Santa Fe, respectively. The Company has been approved by the Nevada Gaming Authorities to own, directly or indirectly, a beneficial interest in the Operating Companies.

  The licenses held by members of the Sahara Group are not transferable. Each issuing agency may at any time revoke, suspend, condition, limit or restrict licenses or approvals to own a beneficial interest in an Operating Company for any cause deemed reasonable by such agency. Any failure to retain a valid license or approval would have a material adverse effect on all members of the Sahara Group.

  If it is determined that the Operating Companies or, when applicable, new members of the Sahara Group, have violated the Nevada laws or regulations relating to gaming, the Operating Companies or, when applicable, new members of the Sahara Group, could, under certain circumstances, be fined and the licenses of the Operating Companies or, when applicable, new members of the Sahara Group, could also be limited, conditioned, revoked or suspended. A violation under any of the licenses held by Sahara Gaming or any of the Operating Companies or, when applicable, new members of the Sahara Group, may be deemed a violation of all the other licenses held by Sahara Gaming and each of the Operating Companies or, when applicable, new members of the Sahara Group. If the Nevada Gaming Commission does petition for a supervisor to manage the affected casino and hotel facilities, the suspended or former licensees shall not receive any earnings of the gaming establishment until approved by the court, and after deductions for the costs of the supervisor's operation and expenses and amounts necessary to establish a reserve fund to facilitate continued operation in light of any pending litigation, disputed claims, taxes, fees, and other contingencies known to the supervisor which may require payment. The supervisor is authorized to offer the gaming establishment for sale if requested by the suspended or former licensee, or without such a request after six months after the date the license was suspended, revoked, or not renewed.

  INDIVIDUAL LICENSING. Stockholders, directors, officers and certain key employees of corporate licensees must be licensed by the Nevada Gaming Authorities. An application for licensing of an individual may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to the issuing agency. In addition to its authority to deny an application for an individual license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. If the Nevada Gaming Authorities were to find any such person unsuitable for licensing or unsuitable to continue having a relationship with a corporate licensee, such licensee would have to suspend, dismiss and sever all relationships with such person. Such corporate licensee would have similar obligations with regard to any person who refuses to file appropriate applications, who is denied licensing following the filing of an application or whose license is revoked. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

  Any individual who is found to have a material relationship or a material involvement with a gaming licensee may be required to be investigated in order to be found suitable or to be licensed. The finding of suitability is comparable to licensing and requires submission of detailed financial information and a full investigation. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming licensee may be deemed to have such a relationship or involvement.

  Beneficial owners of more than 10% of the voting securities of a corporation or partner interests of a partnership registered with the Nevada Gaming Authorities that is "publicly traded" (a "Registered Entity") must be found suitable by the Nevada Gaming Authorities, and any person who acquires more than 5% of the voting securities or partner interests, as the case may be, of a Registered Entity must report the acquisition to the Nevada Gaming Authorities in a filing similar to the beneficial ownership filings required by the Federal securities laws. Under certain circumstances an institutional investor, as such term is defined in the regulations of the Nevada Gaming Commission and Nevada Gaming Board ("Nevada Gaming Regulations"), that acquires more than 10% of Sahara Gaming's voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirement. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

  Any beneficial owner of equity or debt securities of a Registered Entity (whether or not a controlling stockholder) may be required to be found suitable if the relevant Nevada Gaming Authorities have reason to believe that such ownership would be inconsistent with the declared policy of the State of Nevada. If the beneficial owner who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of its securities. In addition, the Clark County, Nevada, Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling more than 2% of the stock or partner interests of a Registered Entity, including a gaming licensee or otherwise, or of any corporation, partnership or person controlling such an entity. The applicant is required to pay all costs of investigation.

  Any stockholder found unsuitable and who beneficially owns, directly or indirectly, any securities or partner interests of a Registered Entity beyond such period of time as may be prescribed by the Nevada Gaming Authorities may be guilty of a gross misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so may be found unsuitable. A Registered Entity is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a securityholder or partner, as the case may be, or to have any other relationship with it, such Registered Entity (a) pays the unsuitable person any dividends or property upon any voting securities or partner interests or makes any payments or distributions of any kind whatsoever to such person, (b) recognizes the exercise, directly or indirectly, of any voting rights in its securities or partner interests by the unsuitable person, (c) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain and specific circumstances or (d) fails to pursue all lawful efforts to require the unsuitable person to divest himself of his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

  Registered Entities are required to maintain current stock ledgers, as the case may be, in the State of Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities or partner interests are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable. Record owners are required to conform to all applicable rules and regulations of the Nevada Gaming Authorities. Licensees also are required to render maximum assistance in determining the identity of a beneficial owner.

  The Nevada Gaming Authorities have the power to require that certificates representing voting securities of a corporate licensee bear a legend to the general effect that such voting securities or partner interests are subject to the Nevada Gaming Control Act and the regulations thereunder. The Nevada Gaming Authorities, through the power to regulate licensees, have the power to impose additional restrictions on the holders of such voting securities at any time.

  FINANCIAL RESPONSIBILITY. Each of Sahara Gaming and the Operating Companies is required to submit detailed financial and operating reports to the Nevada Gaming Authorities. Substantially all loans, leases, sales of securities and other financial transactions entered into by Sahara Gaming or the Operating Companies must be reported to and, in some cases, approved by the Nevada Gaming Authorities.

  CERTAIN TRANSACTIONS. None of the Sahara Group may make a public offering of its securities without the approval of the Nevada Gaming Commission if the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, will not constitute a recommendation or approval of the investment merits of the securities offered. The Offering requires the approval of the Nevada Gaming Commission.

  Changes in control of Sahara Gaming through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Nevada Gaming Control Board and approval of the Nevada Gaming Commission. The Nevada Gaming Commission may require controlling stockholders, partners, officers, directors and other persons having a material relationship or involvement, to be licensed.

  The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose securities are publicly traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate or partnership gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate or partnership affairs. Approvals are, in certain circumstances, required from the Nevada Gaming Commission before Sahara Gaming can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as "greenmail") and before an acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Nevada Gaming Commission if Sahara Gaming were to adopt a plan of recapitalization proposed by Sahara Gaming's Board of Directors in opposition to a tender offer made directly to the stockholders for the purpose of acquiring control of Sahara Gaming.

  MISCELLANEOUS. Pursuant to recent changes in Nevada law, Sahara Gaming, and its affiliates, including subsidiaries may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Gaming Authorities provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Nevada Gaming Board on a periodic basis. Sahara Gaming and its Nevada-based affiliates may be disciplined by the Nevada Gaming Commission if any of them violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who had been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

  License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Nevada and to the counties and cities in which Sahara Gaming and the Operating Companies' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of slot machines operated by the casino; or (iii) the number of table games operated by the casino. A casino entertainment tax is also paid by the licensee where entertainment is furnished in connection with the selling of food or refreshments.

  Finally, the Nevada Gaming Authorities may require that lenders to licensees, including each holder of Notes, be investigated to determine if they are suitable and, if found unsuitable, may require that they dispose of their loans (including the Notes).

ITEM 2. PROPERTIES

  The Sahara occupies approximately 18 acres on the northern end of the Las Vegas Strip at the intersection of Sahara Avenue and the Strip, one of the most heavily traveled intersections in Las Vegas. The Sahara is situated near the Las Vegas Convention Center approximately four miles north of McCarran Airport and two miles south of downtown Las Vegas. The Sahara property is subject to a first deed of trust securing the obligations of Sahara Nevada Corp. under a secured note ("12 1/8 Notes") and guarantied by the Company in the principal amount of $115.0 million at September 30, 1994. The parking lot for the Sahara is leased by Sahara Nevada Corp., the operating company that owns and operates the Sahara, from Sahara Las Vegas Corp., a wholly owned subsidiary of Sahara Gaming ("Sahara LV"). Sahara LV has leased to Sahara Nevada Corp. at a fair rental value 14 acres adjacent to the Sahara which is improved as a parking lot for a term expiring in 2087. Sahara LV has also granted to Sahara Nevada Corp. the option to purchase the parking lot at any time during the term of the lease at fair market value as determined by appraisal. See "Business--Description of the Hotel-Casinos" for more detailed information regarding the Sahara.

  The Hacienda occupies approximately 47 acres in the southernmost part of the Las Vegas Strip. The Hacienda property, except for the two buildings used for timeshare operations, is subject to a priority deed of trust which secures a note payable to the Public Employee Retirement System of Nevada ("PERS") in the amount of $22.2 million at September 30, 1994. See "Business--Description of the Hotel-Casinos" for more detailed information regarding the Hacienda.

  The Pioneer is located on approximately 12 acres of land, with Colorado river frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6.5 acres of the 12-acre Pioneer site is leased from an unaffiliated third party pursuant to a lease expiring in 2078. One of the Pioneer's three motel buildings, a portion of a second motel building and a portion of the casino building are located on the leased property. The Pioneer property is subject to a first deed of trust securing $120.0 million principal amount of 13- 1/2% First Mortgage Bonds due December 1, 1998, issued by Pioneer Finance Corp. and guarantied by the Company. As of September 30, 1994, $17 million in principal amount of the bonds had been redeemed. See "Business--Description of the Hotel-Casinos" for more detailed information regarding the Pioneer.

  The Santa Fe was constructed on a 36-acre site in the northwest part of Las Vegas, approximately nine miles from the Las Vegas Strip. The Santa Fe property is subject to a first priority deed of trust on the Santa Fe related to a $115 million note offering completed in December 1993. In addition, in May 1994, the Santa Fe acquired a four-acre parcel for $980,000 which has been improved to provide additional parking. Santa Fe Inc. acquired an approximately 22-acre parcel of property across the street from the Santa Fe for a purchase price of approximately $1.6 million. Santa Fe Hotel Inc. paid approximately $750,000 of the purchase price in cash and assumed an $850,000 note, secured by a first deed of trust on the parcel, which note bears interest at 12% per annum and matures in November 1996. See "Business--Description of the Hotel-Casinos" for more detailed information regarding the Santa Fe.

  In May 1993, Parkville, Inc. entered into an agreement with the City of Parkville, Missouri, for a site lease allowing the Company to operate a casino subject to approval by the Missouri Gaming Commission. See "Business--Other" for more detailed information regarding the Parkville Project.

  On March 31, 1994, a wholly-owned subsidiary of the Company purchased real property in Henderson, Nevada, located in southeast Las Vegas valley where the Company proposed to develop a casino entertainment complex. The net proceeds from a private placement of $15.0 million 12% Notes of the wholly-owned subsidiary of the Company were used to acquire the property. The principal amount of the 12% Notes and all accrued interest is due and payable on March 31, 1995. The 12% Notes are guarantied by the Company and are secured by, among other things, a first priority lien on the real property pursuant to the Deed of Trust relating thereto. The Company has entered into an agreement to sell the property. See "Business--Other Operations--Henderson, Nevada Project" for more information regarding the potential sale of the real property.

ITEM 3. LEGAL PROCEEDINGS

  The Company and its predecessor, Sahara Casino Partners, L.P. are defendants in two class action lawsuits filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al. which have been consolidated in a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

  In response to the complaints, all of the defendants, including the Company and the Partnership, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue, and seeking to transfer venue of the actions to Las Vegas. The Court has granted the defendants' motion to transfer venue of the action to Las Vegas. Plaintiffs have responded to all motions and have also propounded discovery with respect to each defendant on jurisdiction, venue and class issues. The Company expects that there will be further briefing on the motions, and the Court has not indicated when it will rule on these motions. Plaintiffs have also filed their motion to certify the class. A representative group of the defendants took the deposition of each plaintiff and also obtained documents from the plaintiffs. It is not known when the Court will rule on the class certification motions.

  On December 12, 1994, the Company and Santa Fe Inc. filed a lawsuit in the United States District Court, District of Nevada, naming Treasure Bay officers
A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of Section 10(b) and Rule 10(b)-5 of the Securities Exchange Act, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness. The defendants have not yet responded to the complaint.

  On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and Santa Fe Inc. as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and Santa Fe Inc. and to sell the Company and Santa Fe Inc. a 20% ownership interest in Treasure Bay. The Company and Santa Fe Inc. have not yet responded to the complaint. The Company and Santa Fe Inc. believe that the suit is without merit and intend to defend themselves vigorously while pursuing their own lawsuit.

  In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S STOCK AND RELATED SECURITY HOLDERS MATTERS

  Since October 1, 1993, the Company's Common Stock has traded on the American Stock Exchange under the symbol "SGM". The closing sales price of the Common Stock on December 28, 1994, as reported by the American Stock Exchange was $3.375 per share. The table below sets forth the high and low closing sales prices by quarter for the fiscal year ended September 30, 1994 for the Common Stock.

FISCAL   FIRST    SECOND   THIRD   FOURTH
 1994   QUARTER  QUARTER  QUARTER  QUARTER
- ------------------------------------------
High    $23- 1/2 $12- 3/8 $10- 7/8   $7
Low     $ 9- 1/2 $ 9- 3/4 $ 5        $5

  The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. On January 25, 1994, the Company announced a 25% stock dividend on the Common Stock payable on February 25, 1994, to stockholders of record on February 4, 1994. The accompanying financial statements have been adjusted to give effect to this stock dividend as if it has occurred as of the earliest period presented.

  There were approximately 6,837 stockholders as of December 23, 1994. The number of stockholders was computed by including those stockholders whose stock is beneficially held for them by participants in a clearing agency as of that date.

  Prior to the Reorganization (effective September 30, 1993), the common stock of Sahara Resorts was traded on the NASDAQ National Market System and the Partnership Units were traded on the New York Stock Exchange. See "Business-- General" for more detailed information regarding the Reorganization.

ITEM 6. SELECTED FINANCIAL DATA

  The table below sets forth a summary of selected financial data of the Company for the years ended September 30 (dollars in thousands, except per share amounts):

                                   1994      1993      1992      1991      1990
- ----------------------------------------------------------------------------------
Total Revenues(1)                $254,018  $244,765  $219,519  $179,505  $160,898
Net(Loss)(2)                     $(16,961) $ (1,090) $ (6,476) $ (9,069) $ (1,389)
Net(Loss) Per Common Share(3)       (2.74) $  (0.25)    (1.52) $  (2.12) $   (.33)
Cash Dividends Per Common Share       --        --        --        --        --
Total Assets                     $478,555  $395,089  $359,624  $377,830  $350,183
Long-Term Debt                   $379,093  $301,780  $286,764  $309,733  $270,171
Redeemable Preferred Stock       $ 16,202  $ 14,980       --        --        --

- -------------------------------------------------------------------------
(1) Prior year amounts have been restated to conform with current year.
(2) 1994 net loss includes $12.6 million charge to reduce the carrying value of the Company's investment in Treasure Bay.
(3) Per common share amounts have been restated to reflect common stock dividend paid in February 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

FISCAL 1994 COMPARED TO FISCAL 1993

  The Company's revenues increased $9.2 million, or 3.8%, to $254.0 million in fiscal 1994 as compared to $244.8 million in the previous fiscal year. The increase in revenues is the result of increased casino and hotel revenues in fiscal 1994. Operating expenses increased $12.9 million, or 6.2%, primarily due to increased payroll, advertising and promotional costs, professional fees, increased depreciation associated with the step-up in basis of the depreciable assets that resulted from the Reorganization and volume related increases in the casino department. Operating income, accordingly, decreased $3.7 million or 10% to $33.0 million in 1994 from $36.6 million in 1993. The Company's interest expense increased by $5.4 million to $43.2 million in fiscal 1994 primarily as a result of the issuance of $115.0 million principal amount of 11% Notes in December 1993. See "Santa Fe" below. The Company charged $12.6 million against income in 1994 in connection with its investment in Treasure Bay. See "Santa Fe--Treasure Bay" below.

  As a result of the above, the Company had a net loss before federal income tax benefit of $22.8 million, an increase of $21.6 million over the net loss of $1.2 million in 1993. Excluding the charge relating to Treasure Bay, the net loss before federal income tax benefit would have been $10.2 million, an increase of $9.0 from a $1.2 million loss in 1993.

SAHARA

  Revenues at the Sahara for fiscal 1994 increased 4.3%, or $3.6 million, to $86.8 million from $83.2 million in fiscal 1993. This increase in revenues is primarily attributable to increased casino revenues. Casino revenues increased $1.8 million, or 5.1%, to $37.6 million from $35.7 million in the prior year. An increase in slot revenue of $2.3 million, or 12.8%, to $20.5 million from $18.2 million was attributable to an increase of 45,067 occupied room nights and the ongoing addition of new up-to-date slot machines. The increase in slot revenue was partially offset by a decrease in table game revenues.

  Operating income increased by 2.7%, or $200,000, to $7.2 million from $7.0 million. The $3.6 million increase in revenues was offset by an increase in operating expenses of $3.4 million, or 4.4%. Selling, general and administrative expenses increased 13.9%, or $1.5 million, primarily due to increased payroll costs and promotional expenses.

HACIENDA

  Revenues at the Hacienda decreased 0.1%, or $100,000, to $53.8 million from $53.9 million in fiscal 1993. The opening of two major casinos in close proximity to the Hacienda in December 1993 has impacted casino revenues negatively but has had positive results on hotel, food and beverage and entertainment revenues as tourist volume has increased at the south end of the Las Vegas Strip. Casino revenues decreased 6.9%, or $2.0 million, to $26.2 million from $28.1 million in the prior year, which was comprised of decreases in table games of 13.9%, or $900,000, in poker and keno of 17.9%, or $300,000, and in slots of 3.9%, or $800,000. The impact of competition on slot revenue, was in part offset by the addition of new up-to-date slot machines and the continued marketing of the Hacienda slot club. Hotel revenues increased 13.4%, or $1.3 million, due to an increase of 2,502 occupied room nights and sales efforts which resulted in an increase in the average room rate. Due to the increase in occupied room nights, food and beverage revenues increased 7.1%, or $600,000, and entertainment revenues increased 12.7%, or $300,000 over revenues reported in the prior year.

  Operating income decreased 48.3%, or $2.4 million, to $2.6 million from $5.0 million, due to the decrease in revenues combined with an increase in operating expenses of $2.3 million, or 4.8%. Selling, general and administrative expenses increased 12.3%, or $700,000, primarily due to increased advertising and promotional costs and professional fees. Entertainment expenses increased 54.6%, or $1.0 million, primarily as a result of a new contract with the production show. The production show is provided through an affiliate of the Company, LICO.

  The Company has recently changed the management team at the Hacienda and increased the sales and marketing staff in an effort to increase revenues and improve operating results.

PIONEER

  Revenues at the Pioneer decreased 8.9%, or $4.8 million, to $49.3 million from $54.1 million in fiscal 1993. Casino revenues decreased 9.3%, or $4.4 million, comprised mostly of a decrease in slot revenue of 9.3%, or $3.8 million. Hotel revenues decreased 17.6%, or $300,000 with 3,821 fewer occupied rooms. Food and beverage revenues decreased 11.6%, or $400,000. These decreases in fiscal 1994 are believed to be primarily due to relatively constant gaming revenues in 1994 versus 1993 in the Laughlin, Nevada gaming market, coupled with continued aggressive competition. Additionally, construction of the Pioneer expansion is believed to have had a negative impact on revenues during the fourth quarter of fiscal 1994.

  Operating income decreased by 32.3%, or $4.5 million, to $9.4 million from $13.9 million. The $4.8 million decrease in revenues was not offset with a comparable decrease in operating expenses. Casino expenses decreased only 0.3%, or $60,000, as volume related decreases in expenses were offset by increased promotional expenses. Hotel and food and beverage had volume related decreases in expenses of $90,000, or 14.3%, and $770,000, or 13.1%, respectively. Selling, general and administrative expenses increased 10.0%, or $400,000, primarily due to increased payroll and advertising costs. Utilities and property expenses increased 8.3%, or $300,000, primarily due to increased rent expense associated with land leases and operating costs of the boats to ferry passengers to the Arizona parking lot.

  In the fourth quarter of 1994, revenues decreased $1.8 million or $11.1 million compared to the same period in the 1993 fiscal year. This decrease is greater than the 7.3% decrease in revenues experienced during the first nine months of the current year. Additionally, operating income before depreciation and amortization decreased $1.4 million to $2.4 million or 38% compared to the same period in the last fiscal year. Management believes the decrease in revenues and operating results in the fourth quarter compared to the first three quarters of fiscal 1994 and the fourth quarter of fiscal 1993 are the result of both the decrease in size of the Laughlin market during the 1994 fourth quarter compared to the fourth quarter of 1993 fiscal year, together with a negative impact on operations from the construction of the expansion during this period.

  In December 1994, an expansion of the facility was completed, which increased the slot capacity by approximately 20%, provided a special events area, and increased administrative and support areas. Additionally, management has increased marketing and promotional efforts in an effort to increase revenues and improve the Pioneer's operating results. Expense reduction measures are also being evaluated and where possible, implemented.

SANTA FE

  Santa Fe Hotel and Casino

  Revenues at the Santa Fe showed continued growth in fiscal 1994, increasing 20.1%, or $10.7 million, to $64.1 million as compared to $53.4 million in fiscal 1993. Casino revenues increased 21.3%, or $8.5 million, to $48.5 million from $40.0 million, with increases in all gaming areas. Management believes that ongoing marketing to the expanding population of northwest Las Vegas is responsible for these results. The hotel rooms and food and beverage departments posted modest increases. The Santa Fe's expansion, which was completed and opened in December 1994, increases its food and beverage capacity, as well as the casino area, and was constructed to meet the growing demand and to better position the Santa Fe to compete with the expanding competition in the area.

  Operating income increased by 28.9%, or $3.3 million, to $14.7 million from $11.4 million. The $10.7 million increase in revenues was offset by a 17.9%, or $7.5 million, increase in operating expenses. In addition to volume related increases in expenses in the revenue-generating departments, expenses increased in selling, general and administrative, utilities and property and depreciation by 35.9%, or $2.0 million, 12.5%, or $500,000, and 21.8%, or $1.2 million, respectively.

  In the fourth quarter of 1994, revenues increased $1.9 million to $16.3 million or 13% compared to the same period in the 1993 fiscal year. This increase is less than the 22.8% increase in revenues achieved during the first nine months of the fiscal year. Additionally, operating income before depreciation and amortization increased $200,000 to $5.2 million, or 4%, compared to the same period in the prior year. Management believes operations in the fourth quarter were impacted by the construction of the expansion and, to a lesser extent, by the opening of a new locals facility and expansion of another locals facility, both in the southeast section of the Las Vegas valley.

  Interest expense increased $7.0 million, or 131.1%, due to the issuance of the 11% Notes.

  Treasure Bay

  In the fourth quarter, the Company recorded a provision to reduce the carrying value of its investment in Treasure Bay by $12.6 million. The provision includes the equity interest in the net loss of Treasure Bay through September 30, 1994, a charge against the Company's investment in Treasure Bay and a provision for the $3.3 million guarantee of outstanding debt obligations of Treasure Bay, on which Treasure Bay has defaulted.

  As a result of the charges associated with Treasure Bay, the Company reported a net loss before federal income tax of $9.3 million compared to net income before federal income tax of $6.1 million in the prior year. Excluding the charge relating to Treasure Bay, the net income before federal income tax would have been $3.3 million, a decrease of $2.8 million from $6.1 million reported in 1993. The net income before federal income tax decreased primarily due to increased depreciation and amortization resulting from the Reorganization and increased interest expense associated with the 11% Notes.

FISCAL 1993 TO FISCAL 1992

  The Company's results for fiscal 1993 showed improvement over the results in fiscal 1992. Revenues increased $25.2 million, or 11.5% to $244.8 million for fiscal 1993 when compared to the prior year. Operating income for 1993 was $36.6 million, a $6.4 million, or 21.2%, increase over fiscal 1992. The Company's interest expense decreased $1.8 million to $37.8 million during fiscal 1993 primarily as a result of reductions in long-term debt and lower interest rates for the year. The loss before federal income tax was reduced from $9.4 million in fiscal 1992 to $1.2 million in 1993.

  The results for the year ended September 30, 1993 compared favorably to the results for 1992 primarily due to increased room occupancy resulting from the utilization of the expansions at the Sahara and Hacienda which were completed during fiscal 1991, through innovative room sales and casino marketing programs, higher slot play at the Santa Fe resulting from increased awareness and popularity of the facility, offset in part by less favorable operating results at the Pioneer.

SAHARA

  Revenues at the Sahara for fiscal 1993 increased 13.4%, or $9.8 million, to $83.2 million from $73.4 million during 1992. Casino revenues increased 10.4% to $35.7 million from $32.4 million in the prior year. Slot machine revenues increased $1.8 million, or 11.1% to $18.2 million, and table game revenues increased $1.4 million, or 11.5%, to $13.7 million. Room revenues increased 18.2% to $24.0 million while food and beverage revenues increased 13.5% to $13.5 million. The addition of new up-to-date slot machines and an increase of 43,619 occupied room nights contributed to the increase in revenues. Room occupancy increased to 87.2% from 84.0% for 1992 as a result of room sales programs and utilization of room additions.

  Operating income for fiscal 1993 was $7.0 million, a 97.5% increase over the $3.6 million realized in the prior year. This increase is primarily a result of the $9.8 million increase in revenues. Food and beverage expenses increased $1.9 million, or 15.5%, while selling, general and administrative expenses and casino expenses remained relatively flat. Special food promotions designed to attract casino customers are considered to be the primary cause for the disparities in the increases in the Sahara food and beverage expenses versus the increases in food and beverage revenues. Hotel expenses increased $1.5 million, or 17.7%, primarily due to the increased occupancy. Entertainment expenses increased $1.5 million as a result of a change in show policy which increased the number of shows offered in the Sahara's main showroom. This increase in entertainment expense was partially offset by an increase of $1.1 million in showroom admission fees, which are included in other income.

  As a result of the above, net loss before the provision for federal income tax decreased to $3.4 million for fiscal 1993 from a pre-tax net loss of $7.1 million for 1992.

HACIENDA

  Revenues increased 15.6%, or $7.3 million, to $53.9 million for fiscal 1993 as compared to the prior year. The increase is primarily the result of innovative room sales and casino marketing programs which have enabled the property to utilize more fully the additional rooms and expanded casino area that were added in late fiscal 1991. Casino revenues increased $4.2 million, or 17.6%, with slot machine revenues increasing $3.4 million, or 19.9%, and table game revenues increasing by $0.7 million, or 12.2%. Room occupancy increased from 87.1% in 1992 to 94.7% in the current year. Food and beverage revenues increased $1.2 million, or 17.2%, over fiscal 1992 due to the increase of 26,302 in occupied room nights and advertised specials designed to attract casino customers.

  Operating income for fiscal 1993 was $5.0 million, a 72.9% increase over the $2.9 million realized in the comparable prior year period. This increase was primarily due to the $8.7 million increase in revenues, which was partially offset by volume related increases in casino expenses of $2.0 million, or 18.3%, and food and beverage expenses of $2.0 million, or 24.3%. Special food promotions designed to attract casino customers are considered to be the primary cause for the disparities in the increase in the Hacienda's food and beverage expense versus the increase in food and beverage revenues.

  As a result of the above, the net loss before the provision for federal income tax decreased from $6.6 million in fiscal 1992 to $4.2 million in fiscal 1993.

PIONEER

  Revenues decreased 2.6%, or $1.4 million, to $54.1 million in fiscal 1993 from 1992. The decrease in revenues at the Pioneer is primarily due to increased competition in the Laughlin market that resulted from a number of properties completing major expansion and/or renovation projects.

  Operating income in fiscal 1993 was $13.9 million as compared to $18.1 million realized in 1992. This decrease was primarily due to the decrease in revenues and an increase in casino expenses of $2.7 million. Casino expenses increased by 14.9% to $20.4 million primarily as the result of a change in the procedures relating to slot club bonus points and increased payroll taxes associated with the reporting of employees' tips for federal and state employment tax purposes pursuant to a tip compliance program implemented by the Internal Revenue Service in mid to late 1992. The procedural change in the slot club was to allow slot club bonus points earned currently to be redeemed for cash or prizes whereas previous slot club bonus points accumulated by slot club members were frozen at certain accumulated amounts and could only be redeemed for prizes. Selling, general and administrative expenses increased by 13.0%, or $0.4 million, to $3.3 million in fiscal 1993, with approximately 40% of this increase being in increased advertising and promotional costs.

  As a result of the above, income before federal income tax declined to $42,000 in fiscal 1993 from $3.9 million in fiscal 1992.

SANTA FE

  Revenues increased 20.4% to $53.4 million in fiscal 1993 as compared to $44.3 million in the prior year. Casino revenues increased $8.0 million, or 25.1%, primarily as a result of a higher slot handle, which is believed to be due to the growing popularity of the Santa Fe with the residents of Northwest Las Vegas and the continuing growth of the local population. Room revenues increased to $2.4 million for the year ended September 30, 1993 from $2.0 million in the prior year. Room occupancy increased from 83.2% during fiscal 1992 to 91.6% during 1993 due to the public's increased awareness of the Santa Fe.

  Operating income for 1993 was $11.4 million, a 90.0% increase over the $6.0 million realized in the prior year. This increase was primarily due to the 20.4% increase in revenues which was partially offset by a $2.2 million, or 17.2%, volume related increase in casino expenses. Selling, general and administrative expenses increased in fiscal 1993 over fiscal 1992 by $1.4 million, or 35.6%, due primarily to increased advertising and promotion expenses. Utilities and property expenses increased by $0.5 million, or 14.4%, as a result of management's focus on providing a clean and comfortable facility.

  As a result of the above, net income before the provision for federal income tax was $6.1 million in fiscal 1993 as compared to pre-income tax of $0.5 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

  The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") was $59.7 million for the year ended September 30, 1994 as compared to $60.0 million for the prior year period. EBITDA is presented to enhance the understanding of the financial performance of the Company and its ability to service its indebtedness, but should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

  The Company has historically generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements to maintain existing facilities, and provide working capital to the parent company. However, the outstanding amount of the Company's long-term debt in relation to its stockholders equity balance (11:1) or as a percent of total assets (84%), categorizes the Company as highly leveraged. The indentures under which the 13 -1/2% Notes and the 11% Notes were issued contain restrictions on payments to and investments in affiliates by Pioneer Inc. and Santa Fe Inc., as applicable, including to the Company. As a result of these restrictions, all or a significant portion of the cash flow generated by Pioneer Inc. and Santa Fe Inc., as applicable, is not currently and is not expected in the near future to be available for distribution to the Company. Approximately $47.6 million of the Company's current assets at September 30, 1994, including approximately $42.7 million of cash and short term investment were held by Pioneer Inc. and the Santa Fe Inc., and are subject to the indenture restrictions described above and are not available for distribution to the Company. Excluding the working capital of Pioneer Inc. and Santa Fe Inc., and $15.0 million of indebtedness, together with accrued interest, maturing in March 1995 (See "Debt Refinancing"), the Company had a working capital balance of approximately $3.5 million at September 30, 1994.

  To the extent cash flow generated by Pioneer Inc. and Santa Fe Inc., is not available for distribution to the Company, the Company must rely on existing cash resources and cash flow generated by Sahara Nevada and Hacienda Inc., the subsidiaries of the Company that own the Sahara and Hacienda, respectively. Historically, the operating results of Sahara Nevada and Hacienda Inc. have not generated sufficient cash flow to provide liquidity to the Company. Based on current operations and available resources, management believes that, barring unforeseen circumstances, the Company will have sufficient cash resources to meet its operating requirements through the fiscal year ending September 30, 1995, although no assurance can be given to that effect.

  The Company's principal use of funds generated from operations for the last three fiscal years have been for interest payments on indebtedness and capital expenditures. Additionally, the Company has incurred indebtedness to finance capital expenditures. Interest expense for fiscal years 1994, 1993, and 1992 was $43.2 million, $37.8 million and $39.6 million, respectively. Capital expenditures for fiscal years 1994, 1993 and 1992 were $40.1 million, $3.8 million and $5.5 million, respectively. Excluding $11.6 million and $2.2 million incurred in the first quarter of fiscal 1995 at the Santa Fe Inc. and Pioneer Inc., respectively, related to expansions of the Santa Fe and the Pioneer, management believes that future capital expenditures required to maintain the facilities will be approximately $2.5 million per year. These expenditures are likely to be used for the acquisition of slot machines and computer equipment and the refurbishment of casinos, hotel rooms, food and beverage facilities and public areas and are expected generally to be financed with cash flow from operations.

CAPITAL EXPENDITURES In May 1994, the Company commenced construction of an expansion of the Santa Fe, which was completed in December 1994. The expansion included the addition of three themed restaurants, approximately 300 new slot machines, a dedicated bingo room, race book, and other public areas, and cost approximately $14.0 million. As of September 30, 1994, the Company had incurred approximately $2.4 million in construction costs associated with the expansion. The expansion was financed through working capital made available through the issuance of Notes and equipment financing.

  The Company commenced construction of an expansion of the Pioneer in July 1994, which was completed in December 1994. The Pioneer expansion included the addition of casino space, the addition of a special events area and increased administrative and support areas. The cost of construction and equipment is $4.1 million. As of September 30, 1994, approximately $1.9 million in construction costs associated with the expansion had been capitalized. The expansion was financed through working capital and equipment financing.

DEBT RE-FINANCING Approximately $15.0 million of debt together with accrued interest secured by the property acquired for the possible development of a hotel/casino in Henderson, Nevada matures in March 1995. The Company has entered into an agreement to sell this property. The sale is subject to several contingencies, including satisfactory completion of a due diligence review and approval of the transaction by the purchaser's Board of Directors. Proceeds from the sale, if consummated, will be used to repay the indebtedness incurred to finance the acquisition of the site. Additionally, pursuant to the agreement to sell the property, the Company's expenses incurred in the development of the proposed project will be reimbursed over a three-year period.

  If the sale is not consummated, the Company will attempt to negotiate an extension of the maturity date of the 12% Notes and to sell the property to another purchaser or, potentially, to obtain financing for the development of the proposed project. No assurance can be given that, if necessary, the Company will be successful in obtaining an extension of the maturity date or locating another purchaser for the property. If the proposed sale is not consummated and the holders of the 12% Notes were to demand payment at maturity, the Company would not have sufficient cash resources to repay the 12% Notes and would default in the payment thereof, which would result in cross-default under substantially all of the Company's long-term indebtedness.

  Additionally, approximately $150.0 million of long-term debt is scheduled to mature on or before December 1996 ($22.0 million in December 1995 due on the PERS note, $115.0 million in August 1996 due on the 12 1/8% Notes, and a $12.75 million sinking fund payment due in December 1996 on the 13 1/2% Notes. Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions of certain assets, in order to satisfy long-term debt obligations as they become due, no assurance can be given that the Company will be able to refinance some or all of its indebtedness or dispose of any assets. Any such refinancing would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed refinancing and would require the approval of the Nevada Gaming Authorities and potentially other state gaming authorities. Any asset dispositions would be subject to locating potential purchasers willing to acquire the assets at acceptable prices, and would in some cases require the approval of the Nevada Gaming Authorities or other state gaming authorities. If the Company is ultimately unable to refinance such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions to repay the debt, and if the holders of the various debt instruments were to demand payment upon the maturity dates, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

  Current operations are providing sufficient cash flow to meet operating requirements and to fund limited capital improvements and interest expense on existing indebtedness. No assurance can be given that operations will continue to provide sufficient cash flow to meet operating requirements and interest expense.

PARKVILLE

  Parkville Inc. was formed in 1993 to develop, own and operate a dockside casino in the City of Parkville, Missouri. Parkville Inc. has entered into a lease agreement with the City of Parkville for the site of the proposed development, which is located approximately ten miles from Kansas City, Kansas and Kansas City, Missouri.

  A state constitutional amendment to permit, among other things, games of chance in Missouri, and a local resolution to permit the licensing of excursion gambling boats and floating facilities in Parkville were each approved by voters in November 1994, after previously failing to be approved at the state level in April 1994 and in local elections in April and August 1994. The delay in the voter approval has increased project costs and delayed the proposed development of the Parkville casino.

  The development of the Parkville casino is subject to substantial uncertainties, as discussed below, including the granting of necessary gaming and other licenses and certain other approvals, commencement and completion of construction, and the negotiation of additional agreements, as well as the risks inherent in the establishment of a new business enterprise. In order to use the vessel purchased for the Parkville casino, Parkville Inc. will be required to obtain a gaming license permitting a dockside, rather than "cruising", riverboat gaming. An application has been made for a gaming license for the casino with the Missouri Gaming Commission. There can be no assurance as to when or if Parkville Inc. will receive the gaming license necessary for it to commence dockside gaming operations and the earliest the Missouri Gaming Commission would commence its investigation of Parkville Inc. would be early 1995. An investigation typically takes at least several months to complete. No assurance can be given that Parkville Inc. will be chosen for investigation in early 1995.

  In addition, if Parkville Inc. is not licensed or if the construction of the proposed facility is not complete by June 30, 1995, Parkville Inc. will be unable to commence operations by that date and Santa Fe Inc. will be required under the terms of the indenture under which the 11% Notes were issued to offer to repurchase that principal amount of 11% Notes purchasable with the funds remaining in the Parkville collateral account and obtained upon disposition of assets related to the project (unless waivers are obtained from the holders of the 11% Notes). Based on current development and construction plans, the Company does not believe the facility can be completed and operating before June 30, 1995. Therefore, the Company currently intends to seek approval from the holders of the 11% Notes for, among other things, an extension of the date by which operations of the proposed Parkville casino must be commenced before Parkville Inc. is required to commence the repurchase offer. No assurance can be given that if such approval is sought it will be obtained. In the event Parkville Inc. is required to commence a repurchase offer, the holders of warrants to acquire additional 11% Notes will be entitled, for a 30 business day period, to acquire for no additional consideration up to an additional $11.5 million principal amount of the 11% Notes.

  The estimated total cost of the Parkville project was originally expected to be approximately $38.5 million. As a result of the delay in commencing construction of the proposed facility, revisions to the scope of the project, and increased construction costs associated with the project, it is currently estimated that the project will cost approximately $50.0 million. As of September 30, 1994, Parkville Inc. had capitalized $13.6 million in connection with the development of the proposed dockside riverboat gaming facility. Of this amount, approximately $8.0 million was used for the purchase of the riverboat for the site, approximately $2.8 million was used for preliminary engineering and development expenses and approximately $2.8 million represents capitalized interest.

  Parkville Inc. borrowed $32.0 million from the proceeds of the Offering of the 11% Notes which is restricted for use in connection with the Parkville development. The balance of the originally budgeted project cost was expected to be financed through equipment financing and an equity contribution from Santa Fe. As of September 30, 1994, approximately $23.1 million is available from the $32.0 million dedicated for the Parkville development. Of the amount disbursed, approximately $6.1 million had been used to purchase a riverboat for the site with respect to which approximately $1.9 million had been previously deposited, and approximately $2.8 million had been spent on other expenses in developing the proposed facility, including approximately $1.7 million in interim interest. The balance of the anticipated cost of the project in excess of the originally budgeted amount is expected to be financed, to the extent permitted by the indenture under which the 11% Notes were issued, through equipment financing, other financing sources and, if necessary, through additional loans or equity investments from the Company, although no assurance can be given that the additional necessary funds will be available.

TREASURE BAY

  In April 1994, Santa Fe Inc. purchased from Treasure Bay for $10.0 million approximately 20% of Treasure Bay's common stock and 33 1/3% of Treasure Bay's preferred stock. Sahara Gaming also unconditionally guaranteed the payment of $4.5 million of indebtedness of Treasure Bay incurred to finance working capital in connection with the opening of Treasure Bay's casinos, $3.3 million of which was outstanding at September 30, 1994. The Company has been advised that Treasure Bay's cash position is inadequate to meet its current and planned expenses including, without limitations, short and long-term debt service and accumulated construction payables, and Treasure Bay is in violation of its various financing arrangements. In November 1994, creditors of Treasure Bay initiated bankruptcy proceedings with respect to Treasure Bay. The Company has been advised by Treasure Bay that on December 9, 1994, Treasure Bay challenged the initiation of such proceedings.

  In October 1994, the Company received notices from the lender of the Treasure Bay working capital indebtedness of payment defaults by Treasure Bay with respect to this indebtedness. In December 1994, Santa Fe Inc. purchased this indebtedness from the lender. Pending resolution of the Treasure Bay bankruptcy proceedings, Santa Fe Inc. does not expect to receive current payment on this indebtedness, and no assurance can be given that it will ultimately be repaid.

  In connection with its stock purchase, Santa Fe entered into a management agreement with Treasure Bay. Treasure Bay notified the Company on December 9, 1994 that Treasure Bay was assuming management control of the Treasure Bay properties and alleged that the Company was in default thereunder and had mismanaged the Treasure Bay properties. The Company believes that the allegations are without merit and it intends to pursue its remedies vigorously. Treasure Bay has defaulted in its payment obligations under the management agreement for all payments due for the period July 1994 to the present.

  In light of Treasure Bay's financial condition, the Company has recorded a $12.6 million charge against income in the fourth quarter of fiscal 1994 in connection with its investment in Treasure Bay. See "Financial Conditions and Results of Operations of the Company--Fiscal 1994 Compared to Fiscal 1993-- Santa Fe--Treasure Bay."

RELATED PARTIES-LICO, a company wholly-owned by Mr. Lowden, Chairman of the Board, Chief Executive Officer and 51% stockholder of the Company, had borrowed $476,000 from Hacienda Inc. pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was $501,000 as of September 30, 1994. The demand loan to LICO bears interest at 2% over the prime rate.

  As of September 30 1993, Mr. Lowden had borrowed an aggregate of $1.9 million from the Company. The unsecured demand loans were evidenced by promissory notes and accrued interest at a rate equal to 2% over the prime rate. On January 4, 1994, Mr. Lowden repaid the loans from the Company in full, together with accrued interest.

  In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement whereby the principal balance (approximately $4.875 million as of October 31, 1994) of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. The loan is secured by substantially all of Sahara Gaming's common stock (the "Pledged Shares") owned by Mr. Lowden. Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. The market value of the Pledged Shares is less than three times the outstanding loan balance. Mr. Lowden and the bank are in discussions regarding the collateral supporting the loan. lf an event of default were to occur under his personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of Sahara Gaming's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of Sahara Gaming's common stock, an event of default would be triggered under certain of Sahara Gaming's long-term indebtedness, which would result in cross-defaults under substantially all of Sahara Gaming's other long-term indebtedness, including the Notes.

EFFECTS OF INFLATION

  The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel and contract sales operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

             For the Years Ended September 30, 1994, 1993, and 1992


                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  24
Consolidated Balance Sheets as of
   September 30, 1994 and 1993.............................................  25
Consolidated Statements of Operations for the Years Ended
   September 30, 1994, 1993, and 1992......................................  26
Consolidated Statements of Stockholders' Equity for the
   Years Ended September 30, 1994, 1993, and 1992..........................  27
Consolidated Statements of Cash Flows for the Years
   Ended September 30, 1994, 1993, and 1992................................  28
Notes to Consolidated Financial Statements.................................  29
Quarterly Results of Operations (Unaudited)................................  42

  Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

SAHARA GAMING CORPORATION:

  We have audited the accompanying consolidated balance sheets of Sahara Gaming Corporation and subsidiaries (the "Corporation") as of September 30, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sahara Gaming Corporation and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the financial statements, the Corporation changed its method of accounting for income taxes effective October 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
December 16, 1994

                   SAHARA GAMING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 1994 AND 1993

ASSETS                                     NOTES         1994          1993
- --------------------------------------------------------------------------------
Current assets:
 Cash and short-term investments            2,3      $ 55,582,503  $ 29,177,866
 Accounts receivable, net                    5          7,907,050     7,635,926
 Accounts receivable, officer                6            500,525     2,465,532
 Inventories                                 2          2,787,397     3,018,574
 Prepaid expenses & other                               7,323,786     7,072,279
                                                     ------------  ------------
    Total current assets                               74,101,261    49,370,177
Restricted cash--less current portion        4         23,079,791
Property and equipment:                  2,7,9,10
 Land                                                  80,132,321    51,324,792
 Buildings and improvements                           236,862,331   235,232,375
 Machinery and equipment                              103,425,500    98,176,109
 Construction in progress                              19,325,747     1,457,424
 Accumulated depreciation                            (125,275,533) (104,526,441)
                                                     ------------  ------------
 Property and equipment, net                          314,470,366   281,664,259
Goodwill                                    1,8        48,835,414    50,371,305
Other assets                                           18,068,605    13,683,355
                                                     ------------  ------------
Total assets                                         $478,555,437  $395,089,096
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
 Current portion of long-term debt     9,10,16,17,18 $ 23,238,239  $ 12,245,235
 Accounts payable                                       6,790,785     7,601,834
 Interest payable                                      11,589,574     6,343,040
 Accrued and other liabilities                         15,970,810    13,509,330
                                                     ------------  ------------
    Total current liabilities                          57,589,408    39,699,439
Deferred income taxes                      2,13         4,945,335       941,733
Long-term debt--less current portion   9,10,16,17,18  379,092,885   301,780,462
Commitments                             10,16,17,18
Stockholders' Equity:                     1,11,12
 Common stock, $.01 par value;
  authorized--100,000,000 shares;
  issued and outstanding--6,194,433
  shares                                                   61,944        61,944
 Preferred stock, exchangeable,
  redeemable 8% cumulative, stated at
  $2.14 liquidation value,
  authorized--10,000,000 shares;
  issued and outstanding--7,570,895
  and 7,000,000 shares, respectively                   16,201,715    14,980,000
 Additional paid-in capital                            51,513,504    51,513,519
 Accumulated deficit                                  (30,761,580)  (13,800,227)
                                                     ------------  ------------
    Total                                              37,015,583    52,755,236
Less treasury stock--4,875 shares, at
 cost                                                     (87,774)      (87,774)
                                                     ------------  ------------
    Total stockholders' equity                         36,927,809    52,667,462
                                                     ------------  ------------
Total liabilities and stockholders'
 equity                                              $478,555,437  $395,089,096
                                                     ============  ============

See the accompanying Notes to Consolidated Financial Statements.

                   SAHARA GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                              NOTES     1994          1993          1992
- -----------------------------------------------------------------------------
Revenues:                       2
 Casino                             $155,452,433  $151,445,265  $136,738,111
 Hotel                                39,299,449    37,477,688    32,661,110
 Food and beverage                    32,240,923    31,565,670    28,997,187
 Other                                27,024,784    24,276,219    21,122,247
                                    ------------  ------------  ------------
Total                                254,017,589   244,764,842   219,518,655
                                    ------------  ------------  ------------
Operating expenses:             2
  Casino                              68,989,224    66,158,899    59,051,006
  Hotel                               18,028,860    17,720,184    15,357,311
  Food and beverage                   39,085,830    38,369,853    35,831,897
  Other                                9,865,367    10,335,397     9,519,837
  Other expense paid to
   affiliate                   15      3,549,498     2,975,994     1,140,517
  Selling, general and
   administrative                     30,453,466    26,138,735    24,638,638
  Utilities and property
   expenses                           24,368,048    23,032,492    21,183,393
  Depreciation and
   amortization               8,10    26,704,563    23,393,465    23,321,851
                                    ------------  ------------  ------------
Total                                221,044,856   208,125,019   190,044,450
                                    ------------  ------------  ------------
Operating Income                      32,972,733    36,639,823    29,474,205
Interest expense              9,10    43,191,261    37,832,723    38,827,294
Provision to reduce carrying
 value of investment in
 Treasure Bay                  17     12,579,482
                                    ------------  ------------  ------------
Loss before federal income
 tax                                 (22,798,010)   (1,192,900)   (9,353,089)
Federal income tax (benefit)   13     (7,059,000)     (103,000)   (2,877,000)
                                    ------------  ------------  ------------
Net loss                             (15,739,010)   (1,089,900)   (6,476,089)
Dividends on preferred
 shares                                1,222,343
                                    ------------  ------------  ------------
Net loss applicable to
 common shares                      $(16,961,353) $ (1,089,900) $ (6,476,089)
                                    ============  ============  ============
Average common shares
 outstanding                           6,189,558     4,276,896     4,272,000
                                    ============  ============  ============
Loss per common share               $      (2.74) $      (0.25) $      (1.52)
                                    ============  ============  ============

See the accompanying Notes to Consolidated Financial Statements.

                   SAHARA GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1992, 1993 AND 1994

                                            ADDITIONAL
                        COMMON   PREFERRED    PAID-IN    ACCUMULATED   TREASURY
                         STOCK     STOCK      CAPITAL      DEFICIT       STOCK       TOTAL
- -----------------------------------------------------------------------------------------------
Balances,
 October 1, 1991        $42,938             $30,294,323  $ (6,234,238) $(182,037) $ 23,920,986
Net loss                                                   (6,476,089)              (6,476,089)
Distributions to
 minority
 interestholders in
 excess of minority
 interestholders'
 equity                                        (350,000)                              (350,000)
                        ------- ----------- -----------  ------------  ---------  ------------
Balances,
 September 30, 1992      42,938              29,944,323   (12,710,327)  (182,037)   17,094,897
Net loss                                                   (1,089,900)              (1,089,900)
Treasury stock
 transactions                                   (38,575)                  94,263        55,688
Purchase of minority
 interest                19,006  14,980,000  21,607,771                             36,606,777
                        ------- ----------- -----------  ------------  ---------  ------------
Balances,
 September 30, 1993      61,944  14,980,000  51,513,519   (13,800,227)   (87,774)   52,667,462
Net loss                                                  (15,739,010)             (15,739,010)
Other                                               (15)                                   (15)
Preferred stock
 dividends                        1,221,715                (1,222,343)                    (628)
                        ------- ----------- -----------  ------------  ---------  ------------
Balances,
 September 30, 1994     $61,944 $16,201,715 $51,513,504  $(30,761,580) $ (87,774) $ 36,927,809
                        ======= =========== ===========  ============  =========  ============

See the accompanying Notes to Consolidated Financial Statements.

                   SAHARA GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                              1994         1993         1992
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                  $(15,739,010) $(1,089,900) $(6,476,089)
Adjustments to reconcile net loss to net
 cash provided by operating activities
  Depreciation and amortization             26,704,563   23,393,465   23,321,851
  Provision to reduce carrying value of
   investment in Treasure Bay               12,579,482
  Debt discount amortization                 1,668,603      999,695      981,067
  Increase (decrease) in accounts
   payable                                    (811,050)   1,881,397   (1,475,549)
  Decrease (increase) in inventories           231,177      (90,900)    (168,872)
  Increase in prepaid expenses & other        (251,508)  (1,676,729)     (49,936)
  Decrease in deferred income taxes         (7,059,000)    (103,000)  (2,789,898)
  Increase (decrease) in interest
   payable                                   5,788,676     (264,714)    (145,884)
  Increase (decrease) in other current
   liabilities                               2,461,480   (4,706,055)      18,257
  Decrease (increase) in accounts
   receivable, net                            (271,124)   1,449,876   (1,248,346)
  Decrease (increase) in due from
   officer                                   1,965,007     (730,541)  (1,734,991)
  Decrease (increase) in other assets         (247,871)  (3,257,424)   2,028,524
                                          ------------  -----------  -----------
Net cash provided by operating
 activities                                 27,019,425   15,805,170   12,260,134
                                          ------------  -----------  -----------
Cash flows from investing activities:
  Investment in Treasure Bay               (10,000,000)
  Decrease (increase) in restricted cash   (23,079,791)   2,872,425    3,300,624
  Capital expenditures                     (40,080,972)  (3,780,975)  (5,535,836)
                                          ------------  -----------  -----------
Net cash used in investing activities      (73,160,763)    (908,550)  (2,235,212)
                                          ------------  -----------  -----------
Cash flows from financing activities:
  Cash proceeds of long-term debt          130,000,000    4,199,190    3,866,923
  Cash paid on long-term debt              (51,726,226) (12,800,158)  (9,614,922)
  Loan issue costs                          (5,727,799)
  Distributions to partners                                             (350,000)
                                          ------------  -----------  -----------
Net cash provided by (used in) financing
 activities                                 72,545,975   (8,600,968)  (6,097,989)
                                          ------------  -----------  -----------
Increase in cash and short-term
 investments                                26,404,637    6,295,652    3,926,923
Cash and short-term investments,
 beginning of year                          29,177,866   22,882,214   18,955,291
                                          ------------  -----------  -----------
Cash and short-term investments,
 end of year                              $ 55,582,503  $29,177,866  $22,882,214
                                          ============  ===========  ===========

See the accompanying Notes to Consolidated Financial Statements.

                   SAHARA GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

1. BASIS OF PRESENTATION AND GENERAL INFORMATION

  Sahara Gaming Corporation ("Sahara Gaming"), a publicly traded Nevada corporation, is the successor corporation to a reorganization of Sahara Resorts and Sahara Casino Partners, L.P., (the "Partnership") as more fully described below (the "Reorganization"). Sahara Gaming's primary business operations are conducted through four wholly owned subsidiary corporations, Sahara Nevada Corporation ("SNC"), Hacienda Hotel Inc., ("HHI"), Santa Fe Hotel Inc., ("SFHI") and Pioneer Hotel Inc., ("PHI") (the "Operating Companies"). The Operating Companies in turn own the Sahara Hotel and Casino (the "Sahara"), the Hacienda Resort Hotel and Casino (the "Hacienda"), and the Santa Fe Hotel and Casino (the "Santa Fe"), each located in Las Vegas, Nevada, and the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada.

  On September 30, 1993, the Partnership and Sahara Resorts consummated a combination of the two entities through the merger of the Partnership with an affiliate, Sahara Gaming, and the merger of Sahara Resorts with and into a wholly-owned subsidiary of Sahara Gaming.

  The Sahara Resorts merger into a wholly-owned subsidiary of Sahara Gaming has been treated as a reorganization of companies under common control and accounted for similar to a pooling of interests, with the accompanying financial statements being adjusted to reflect such transaction as of the earliest period presented, October 1, 1991. (See Note 11) The merger of the Partnership's minority interest has been accounted for by the purchase method. (See Notes 7 and 11)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Sahara Gaming and its wholly owned subsidiaries, primarily SNC, HHI, SFHI and PHI (collectively, the "Company"). Amounts representing the Company's percentage interest in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. (See Note 17) All material inter-company accounts and transactions have been eliminated in consolidation.

 Cash and Short-Term Investments

  Investments which mature within 90 days from the date of purchase are treated as cash equivalents and are included in cash and short-term investments.

 Inventories

  Food, beverage, gift shop and other inventories are stated at first-in, first-out cost, not in excess of market.

 Property and Equipment

  Property and equipment are stated at cost. Costs of maintenance and repairs of property and equipment are expensed as incurred. Costs of major improvements are capitalized; gains or losses on disposals are recognized.

  Depreciation and amortization are computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation and amortization periods are as follows:

                                       YEARS
                                       -----
           Goodwill                      40
           Buildings and improvements  7-40
           Machinery and equipment     3-15

 Goodwill

  Goodwill is being amortized over a 40 year period. Management periodically analyzes the amount of goodwill reflected on the balance sheet to ascertain whether the operating profitability supports the unamortized goodwill. (See
Note 8.)

 Federal Income Taxes

  Deferred income taxes are provided on timing differences between pretax financial statement income and taxable income resulting from different methods of depreciation and amortization.

  The Company adopted SFAS No. 109, Accounting for Income Taxes, in the quarter ended December 31, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11, Accounting for Income Taxes, previously used by the Company. The cumulative effect of adopting the accounting change did not result in any material operating adjustments. Certain purchase accounting adjustments were recorded relative to deferred taxes and property as a result of adopting SFAS No. 109. (See Note 13)

 Revenue Recognition

  Casino revenue is recorded as gaming wins less losses. Operating revenues do not include the retail amount of room, food, beverage and other services provided gratuitously to customers. The estimated cost of providing these services has been reported in the accompanying consolidated financial statements as an expense of each department granting complimentary services. The casino department has recorded 79%, 81% and 77% of total promotional allowances in fiscal years ended September 30, 1994, 1993 and 1992, respectively. The table below summarizes the departments costs of such services. (dollars in thousands):

                             1994    1993    1992
                            ------- ------- -------
           Food & Beverage  $16,125 $14,146 $12,904
           Hotel              3,933   3,523   4,011
           Other                239     486     951
                            ------- ------- -------
               Total        $20,297 $18,155 $17,866
                            ======= ======= =======

 Indirect Expenses

  Certain indirect expenses of operating departments such as utilities and property expense and depreciation and amortization are shown separately in the accompanying consolidated statements of operations and are not allocated to departmental operating costs and expenses.

 Reclassifications

  Certain balances in the 1993 and 1992 financial statements have been reclassified to conform with current year classifications.

 Earnings Per Share

  Net income (loss) per common share is computed by dividing net income (loss) less the amount applicable to preferred stock, by the weighted average common shares outstanding during the year. Fully diluted earnings per common and common equivalent share are not presented since dilution is less than 3%.

3. CASH AND SHORT-TERM INVESTMENTS

  At September 30, 1994, approximately $12.2 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which indebtedness of Pioneer Finance Corp. was issued, the proceeds of which were loaned to PHI. PHI distributed $2.6 million in fiscal 1993 to the Company and its subsidiaries and affiliates pursuant to the terms of the indenture. As of September 30, 1994, PHI did not meet the conditions precedent to making a distribution to the Company.

  In addition, at September 30, 1994, approximately $30.6 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which indebtedness of SFHI was issued. In fiscal 1994, SFHI distributed $700,000 to the Company. As of September 30, 1994, SFHI did not meet the conditions precedent to making distribution to the Company.

4. RESTRICTED CASH

  Sahara Parkville, Inc., an indirect wholly-owned subsidiary of the Company, borrowed from SFHI proceeds of $32.0 million from the Offering (see Note 9). The proceeds are restricted for use in connection with the development and construction of a proposed dockside riverboat gaming facility in Parkville, Missouri. As of September 30, 1994, approximately $23.1 million was remaining from the $32.0 million loan. The $8.9 million of disbursements was utilized as follows: approximately $6.1 million was used to purchase a riverboat for the site with respect to which Sahara Gaming had previously deposited approximately $1.9 million, and approximately $2.8 million was paid for other expenses in developing the proposed Parkville project, including approximately $1.7 million in interim interest. (See Note 7).

5. ACCOUNTS RECEIVABLE, NET

  Accounts receivable at September 30, 1994 and 1993 were as follows:

                                            1994        1993
                                         ----------- -----------
   Casino and hotel                      $ 8,502,265 $ 8,471,869
   Other                                   2,943,424   2,641,720
                                         ----------- -----------
   Sub-total                              11,445,689  11,113,589
   Less allowance for doubtful accounts    3,538,639   3,477,663
                                         ----------- -----------
   Total                                 $ 7,907,050 $ 7,635,926
                                         =========== ===========

  Changes in the allowance for doubtful accounts for the years ended September 30, 1994, 1993 and 1992 were as follows:

                                  1994        1993         1992
                               ----------  -----------  -----------
   Balance, beginning of year  $3,477,663  $ 5,175,229  $ 7,322,791
   Provision                      348,534      645,095      581,546
   Accounts written-off          (287,558)  (2,342,661)  (2,729,108)
                               ----------  -----------  -----------
       Balance, end of year    $3,538,639  $ 3,477,663  $ 5,175,229
                               ==========  ===========  ===========

6. ACCOUNTS RECEIVABLE, OFFICER

  As of September 30, 1994 and 1993, included in Accounts Receivable, Officer is an unsecured demand loan in the principal amount of $476,000, which, together with accrued interest, totalled $501,000 and $489,000, respectively, from HHI to LICO, a company wholly-owned by Paul W. Lowden, Chairman of the Board, Chief Executive Officer and 51% stockholder of the Company. The loan from HHI to LICO bears interest at the rate equal to 2% over the prime rate.

  As of September 30, 1993, included in Accounts Receivable, Officer are a loans totalling $1.9 million in the aggregate from the Company to Mr. Lowden. The unsecured demand loans were evidenced by promissory notes and accrued interest at a rate equal to 2% over the prime rate. On January 4, 1994, Mr. Lowden repaid in full his loans to the Company, together with accrued interest in the amount of $148,000.

7. PROPERTY, PLANT AND EQUIPMENT, NET

  In the Reorganization, the acquisition through merger of the Partnership's minority interest was accounted for by the purchase method. Accordingly, the Company recorded a step-up in the basis of the Partnership assets of $38.5 million, Preferred Stock of $15.0 million, Common Stock of $15,217 and Additional Paid-In Capital of $21.6. Costs of approximately $.7 million associated with the transaction were offset against the increase in Additional Paid-In Capital. The $38.5 step-up in basis has been allocated to land, machinery and equipment, and buildings and improvements based on appraisals and managements' assessment of the fair values of the Partnership's assets.

  In March 1994, the Company, through a wholly-owned subsidiary, purchased for approximately $15.1 million a 40-acre parcel of land located in southeast Las Vegas, for future development of a proposed casino hotel complex. The purchase was financed with the proceeds from a private placement of $15 million principal amount of 12% Notes. As of September 30, 1994, the Company had recorded approximately $1.9 million in preliminary engineering and development costs and $1.1 million representing capitalized interest. (See Notes 9 and 18)

  During the 12-month period ended September 30, 1994, Sahara Parkville, Inc., capitalized $13.6 million in connection with the development of the proposed dockside riverboat gaming facility. Of this amount, approximately $8.0 million was used to purchase a riverboat for the site, approximately $2.8 million was used for preliminary engineering and development expense and $2.8 million represents capitalized interest. (See Notes 4 and 16)

  The Company completed construction in December 1994 of an expansion of the Santa Fe, including the addition of three themed restaurants, approximately 300 new slot machines, a dedicated bingo room, race book, and other public areas. The cost of construction and equipment is approximately $14.0 million. As of September 30, 1994, the Company had recorded approximately $2.4 million in construction costs associated with the expansion. The expansion was financed through working capital and equipment financing.

  In November 1993, the Company acquired a 22-acre tract of property located next to the Santa Fe. The Company acquired this property for $1.6 million, of which amount $850,000 is payable pursuant to a note due October 1996. The balance of the purchase price was paid in cash. In May 1994, the Company acquired an additional four-acre tract adjacent to the Santa Fe. The entire purchase price of $980,000 was paid in cash.

  The Company completed construction in December 1994 of an expansion of the Pioneer, including the addition of casino space, the addition of a special events area and increased administrative and support areas. The cost of construction and equipment is approximately $4.1 million. As of September 30, 1994, approximately $1.9 million in construction costs associated with the expansion had been capitalized. The expansion was financed through working capital and equipment financing.

8. GOODWILL AND INTANGIBLE ASSETS

  Goodwill is net of accumulated amortization of $7.8 million and $6.3 million at September 30, 1994 and 1993, respectively. Amortization was $1.5 million in 1994, $1.4 million in 1993 and $1.4 million in 1992.

9. LONG-TERM DEBT

  Long-term debt, net of unamortized discount, at September 30, 1994 and 1993 was as follows:

                                                          1994         1993
                                                      ------------ ------------
   13 1/2% First Mortgage Bonds,
    ("13 1/2% Bonds") due 1998                        $102,750,000 $102,750,000
   12 1/8% First Mortgage Notes,
    ("12 1/8% Notes") due 1996                         114,974,276  115,275,912
   11% First Mortgage Notes,
    ("11% Notes") due 2000
    Effective Rate--12.46%                             116,232,141          -0-
   11.875% Note payable to the Public Employees'
    Retirement System of Nevada ("PERS") due 1995       22,233,416   22,569,015
   12% Convertible Mortgage Notes
    ("12% Notes") due March 1995                        15,000,000          -0-
   10 1/4% Subordinated Sinking Fund Debentures ("10
    1/4% Debentures"),
    due 1998
    Effective Rate 16.9%                                11,593,111   13,246,071
   Notes payable to Bank of America, due 1994 plus
    interest (retired December, 1993)                          -0-   41,213,079
   Note payable to Sierra Construction Corp., due
    1998; interest at prime plus 2%                      6,070,277    6,601,909
   Other notes payable, collateralized primarily by
    equipment                                           11,049,388    5,473,326
   Obligations under capital leases                      2,428,515    6,896,385
                                                      ------------ ------------
                                                      $402,331,124 $314,025,697
   Less current portion                                 23,238,239   12,245,235
                                                      ------------ ------------
   Total Long-term Debt                               $379,092,885 $301,780,462
                                                      ============ ============

  The scheduled maturities of long-term debt (excluding capital leases) for the years ending September 30 are as follows:

               1995        $ 22,016,079
               1996         142,167,985
               1997          17,650,959
               1998          35,755,353
               1999          65,069,535
               Thereafter   117,242,698
                           ------------
                   Total   $399,902,609
                           ============

  The 13 1/2% Bonds, interest payable semi-annually, require annual sinking fund payments of $12.75 million and $30.0 million in December 1996 and 1997, respectively. The remaining principal balance is due December 1998. The 13 1/2% Bonds are secured by a first deed of trust on the Pioneer and were issued by Pioneer Finance Corp., a wholly-owned subsidiary of the Company, are guarantied by the Company, and are subject to certain covenants and conditions including, among others, the following:

  . PHI may not incur additional debt secured by assets of the Pioneer unless certain conditions are met.

  . PHI may not provide a loan to or invest in any affiliate nor make any distribution or dividend unless certain conditions are met.

  The 12 1/8% Notes, effective rate of 12 1/4%, have monthly principal and interest payments of $1,206,440 until September 1, 1996, when the balance is due. The 12 1/8% Notes are secured by a first deed of trust on the Sahara
Hotel and unsecured affiliates notes totalling $50,000,000 from HHI and SFHI. The 12 1/8% Notes were issued by Sahara Finance Corp., a wholly-owned subsidiary of the Company, are guarantied by the Company, and are subject to certain covenants and conditions, including the following:

  . SNC may not incur additional debt secured by assets of the Sahara Hotel unless certain conditions are met.

  . Require the partial or complete redemption of the 12 1/8% Notes if certain events occur.

  On December 29, 1993, SFHI consummated a public offering (the "Offering") of 11,500 units, with each unit consisting of $10,000 principal of the 11% Notes and one warrant to acquire, for no additional consideration, an additional $1,000 principal amount of the 11% Notes upon exercise no later than December 15, 1996. The 11% Notes are guarantied by the Company. Interest is payable semi-annually on June 15 and December 15, at the rate of 11% per annum. Assuming all warrants are exercised on December 15, 1996, the total principal amount of 11% Notes to be paid at maturity will be $126.5 million and the effective rate of interest per annum for the 11% Notes to maturity will be 12.46%. The 11% Notes are secured by, among other things, a first priority deed of trust on the Santa Fe, pledge of the capital stock of Sahara Parkville, Inc., and pledge of SFHI equity interest in Treasure Bay. The 11% Notes are subject to certain covenants and conditions including the following:

  . SFHI may not incur additional debt secured by assets of the Santa Fe unless certain conditions are satisfied.

  . SFHI may not provide a loan to or make any distribution or dividends to any affiliate of the Company unless certain conditions are met.

  . Require the partial or complete redemption of the 11% Notes if certain events occur.

  The PERS debt includes principal and interest of $257,807 payable monthly through December 1995. Principal payments are based on a 30-year amortization with renewal options in five year intervals after the initial 15 year term at the lender's option. The Note is secured by a first deed of trust on the Hacienda. Under the terms of the PERS loan agreement, HHI cannot incur additional debt in excess of $3.0 million secured by any form of encumbrance on the property securing the PERS note without prior approval from PERS.

  On March 31, 1994, a wholly-owned subsidiary of the Company consummated a private placement of $15 million principal amount of the 12% Notes due. The principal amount of the 12% Notes and all accrued interest is due and payable on March 31, 1995. The net proceeds of the private placement were used to purchase real property in southeast Las Vegas, Nevada where the Company considered the development of a casino entertainment complex. The 12% Notes are guarantied by the Company and are secured by, among other things, a first priority lien on the real property pursuant to the Deed of Trust relating thereto. (See Notes 7 and 8)

  The 10 1/4% Debentures have an effective interest rate of 16.9%, payable semi-annually, and a principal balance of $13.5 million and $15.8 million less unamortized discount of $1.9 million and $2.6 million on September 30, 1994 and 1993, respectively; the 10 1/4% Debentures have an annual sinking fund payment obligation of $2.3 million. The 10 1/4% Debentures restrict the payment of cash dividends on any of the Company's capital stock to the aggregate consolidated net income of the Company from September 30, 1982 to the end of the most recent fiscal quarter preceding the date of declaration of the dividend. As of September 30, 1994, the Company has realized a consolidated net loss of $37.5 million since October 1, 1982. Stock dividends are not so restricted.

  The note payable to Sierra Construction Corp. bears interest at prime plus 2% (9.75% at September 30, 1994); payable interest only through November 1993; and thereafter in monthly installments of principal and interest of $89,099 commencing December 1993. The balance is due in December 1998.

  On December 7, 1994, SFHI borrowed $3 million pursuant to a working capital loan agreement with Miller & Schroeder Investments Corporation. The loan, which bears interest at an annual rate of 11%, is guarantied by Sahara Gaming. Interest only on the loan is payable monthly through March 1995; thereafter, principal and interest is payable on a monthly basis through December 1, 1996.

10. LEASES

  All non-cancelable leases have been classified as capital or operating leases. At September 30, 1994, the Company had leases for personal and real property which expire in various years to 2078. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property.

  Equipment leased under capital leases was as follows:

                                          SEPTEMBER 30
                                     ----------------------
                                        1994       1993
                                     ---------- -----------
      Equipment                      $6,069,000 $15,339,000
      Less accumulated amortization   3,132,000   6,990,000
                                     ---------- -----------
          Total                      $2,937,000 $ 8,349,000
                                     ========== ===========

  Amortization of assets leased under capital leases is included in depreciation and amortization expense in the Consolidated Statements of Operations.

  Future minimum lease payments as of September 30, 1994 are as follows:

                                        CAPITAL    OPERATING
                                       ---------- -----------
      1995                             $1,445,479 $   796,390
      1996                                609,199     730,459
      1997                                484,860     719,018
      1998                                323,381     720,741
      1999                                      0     690,196
      Thereafter                                0  50,486,029
                                       ---------- -----------
                                        2,862,919 $54,142,833
                                       ---------- ===========
      Less amount representing
       interest                           434,404
                                       ----------
      Present value of minimum lease
       payments                        $2,428,515
                                       ==========

11. STOCKHOLDERS' EQUITY

  In the Reorganization, each of the 3,435,000 outstanding shares of Sahara Resorts was converted into one share of the Company's Common Stock, and each of the 7,000,000 outstanding Units of the Partnership was converted into .2174 of a share of the Company's Common Stock (a 4.6:1 exchange ratio) and one share of the Company's Exchangeable Redeemable Preferred Stock, $2.14 liquidation preference per share (the "Preferred Stock"). A subsidiary of Sahara Resorts received .2174 of a share of the Company's Common Stock for each of its 11,300,000 limited partner interests in the Partnership and 81,189 shares of the Company's Common Stock for its 2% general partner interest in the Partnership. The shares of the Company's Common Stock received by the Subsidiary of Sahara Resorts were ultimately transferred as a dividend to the Company and have been accounted for as retired.

  At the election of the Company, the Preferred Stock is redeemable, in whole or in part, at any time and from time to time at a redemption price equal to the per share liquidation preference of $2.14 plus (i) an amount equal to all accrued but unpaid dividends, whether or not declared, plus, (ii) under certain circumstances relating to asset dispositions and mergers, an additional amount determined in accordance with the Certificate of Determination of the Preferred Stock (the "Liquidation Preference"). Additionally, at the election of the Company, if any shares of Preferred Stock have not been redeemed on or prior to the tenth dividend payment date from the issuance of the Preferred Stock, such shares may be exchanged from time to time for Junior Subordinated Notes of the Company. The principal amount of the Junior Subordinated Notes, if issued, will be equal to the liquidation preference of the Preferred Stock for which such notes are exchanged. The Junior Subordinated Notes will mature on September 30, 2008, and will bear interest at an annual rate of 11%, payable semi-annually.

  On January 25, 1994, the Company announced a 25% stock dividend on the Common Stock payable on February 25, 1994, to stockholders of record on February 4, 1994. The accompanying financial statements have been adjusted to give effect to this stock dividend as if it has occurred as of the earliest period presented.

  In March and September 1994, the Company declared a semi-annual dividend on its Preferred Stock, pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock. Each semi-annual dividend was paid in shares of Preferred Stock in an amount equal to .04 of a share for each share of Preferred Stock. Cash was paid in lieu of fractional shares.

12. STOCK OPTION PLAN

  The Company has a Key Employee Stock Option Plan (the "Stock Option Plan") providing for the grant of up to 319,375 shares of its common stock to consultants, directors and key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. As of September 30, 1994, there are 61,250 options outstanding under the Stock Option Plan, including 46,250 options granted under the Sahara Resorts 1983 Key Employee Stock Option Plan which were converted on a one-for-one basis into options under the Stock Option Plan in connection with the Reorganization. The outstanding options have exercise prices ranging from $22.60 to $3.30 per share.

13. FEDERAL INCOME TAXES

  Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109. Under SFAS No. 109, deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credits carryforwards. The cumulative effect on prior years of this change in accounting principle was not material. Deferred income taxes of $11.0 million were recorded as of October 1, 1993 as a result of the purchase accounting associated with the incorporation of the Company's investment in a publicly traded partnership. The Company has recognized approximately $18.7 million in federal income tax benefit for financial reporting purposes based on book losses.

  The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

      YEAR ENDED SEPTEMBER 30     1994    1993    1992
      -----------------------    -------  -----  -------
      (DOLLARS IN THOUSANDS)
      Current                        --     --       --
      Deferred                   $(7,059) $(103) $(2,877)
                                 -------  -----  -------
      Total provision (benefit)  $(7,059) $(103) $(2,877)
                                 =======  =====  =======

  The provision (benefit) for income taxes attributable to income from continuing operations differs from the amount computed at the federal income tax statutory rate as a result of the following:

      YEAR ENDED SEPTEMBER 30    1994    1993    1992
      -----------------------   -------  -----  -------
      (DOLLARS IN THOUSANDS)
      Amount at statutory rate  $(7,979) $(410) $(3,180)
      Goodwill                      522    307      303
      Lobbying costs                170
      Other                         228    --       --
                                -------  -----  -------
                                $(7,059) $(103) $(2,877)
                                =======  =====  =======

  The components of the deferred tax liability consisted of the following:

      AT SEPTEMBER 30                              1994    1993
      ---------------                             ------- ------
      (DOLLARS IN THOUSANDS)
      Deferred tax liabilities
      Inventories and prepaid expenses            $   738 $  757
      Fixed asset cost, depreciation and
       amortization, net                           20,176  6,197
      Original issue discount                         --     585
                                                  ------- ------
      Gross deferred tax liabilities              $20,914 $7,539
                                                  ------- ------
      Deferred tax assets
      Net operating loss carryforward             $11,152 $5,485
      Reserves for accounts and contracts
       receivable                                   1,217  1,112
      Original issue discount                       3,600    --
                                                  ------- ------
      Gross deferred tax assets                   $15,969 $6,597
                                                  ------- ------
                                                  $ 4,945 $  942
                                                  ======= ======

  At September 30, 1994, the Company has a net operating loss carryforward for regular income tax purposes of approximately $32.0 million, which expires by the year 2009. The Company has not recorded a valuation allowance to reduce the carrying value of the deferred tax assets since these assets arose principally from temporary differences which will reverse within the prescribed carryforward period or will be recognized in periods corresponding to the reversal of certain of the deferred tax liabilities.

14. BENEFIT PLANS

  The Company contributes to multi-employer pension plans under various union agreements to which SNC and HHI are a party. Contributions, based on wages paid to covered employees, were approximately $1.9 million, $1.7 million, and $1.7 million for the years ended September 30, 1994, 1993, and 1992, respectively. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

  Effective February 1, 1990, the Company adopted a savings plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contributions paid in 1994, 1993, and 1992, were $89,000, $86,000, and $65,000, respectively.

15. RELATED PARTIES

  LICO, a company wholly-owned by Mr. Lowden, Chairman of the Board, Chief Executive Officer and 51% stockholder of the Company, had borrowed $476,000 from Hacienda Inc., pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was $501,000 as of September 30, 1994. The demand loan to LICO bears interest at 2% over the prime rate.

  LICO provides entertainment services to the Company. Entertainment expense incurred for services provided by LICO was $3.5 million, $3.0 million and $1.1 million for fiscal years 1994, 1993 and 1992, respectively.

  As of September 30, 1993, Mr. Lowden had borrowed an aggregate of $1.9 million from the Company. The unsecured demand loans were evidenced by promissory notes and accrued interest at a rate equal to 2% over the prime rate. On January 4, 1994, Mr. Lowden repaid the loans from the Company in full, together with accrued interest.

  In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement whereby the principal balance (approximately $4.875 million as of October 31, 1994) of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. The loan is secured by substantially all of Sahara Gaming's common stock (the "Pledged Shares"), owned by Mr. Lowden. Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. The market value of the Pledged Shares is less than three times the outstanding loan balance. Mr. Lowden and the bank are in discussions regarding the collateral supporting the loan. If an event of default were to occur under his personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of Sahara Gaming's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of Sahara Gaming's common stock, an event of default would be triggered under certain of Sahara Gaming's long-term indebtedness, which would result in cross-defaults under substantially all of Sahara Gaming's other long-term indebtedness, including the Notes.

16. PARKVILLE DEVELOPMENT

  Sahara Parkville Inc., ("Parkville Inc.") a Missouri corporation and a wholly owned subsidiary of Santa Fe Inc. ("SFHI") was formed in 1993 to develop, own and operate a dockside casino in the City of Parkville, Missouri. Parkville Inc. has entered into a lease agreement with the City of Parkville for the site of the proposed development, which is located approximately ten miles from Kansas City, Kansas and Kansas City, Missouri.

  A state constitutional amendment to permit, among other things, games of chance in Missouri, and a local resolution to permit the licensing of excursion gambling boats and floating facilities in Parkville were each approved by voters in November 1994, after previously failing to be approved at the state level in April 1994 and in local elections in April and August 1994. The delay in the voter approval has increased project costs and delayed the proposed development of the Parkville casino.

  The development of the Parkville casino is subject to substantial uncertainties, as discussed below, including the granting of necessary gaming and other licenses and certain other approvals, commencement and completion of construction, and the negotiation of additional agreements, as well as the risks inherent in the establishment of a new business enterprise. In order to use the vessel purchased for the Parkville casino, Parkville Inc. will be required to obtain a gaming license permitting a dockside, rather than "cruising", riverboat gaming. An application has been made for a gaming license for the casino with the Missouri Gaming Commission. There can be no assurance as to when or if Parkville Inc. will receive the gaming license necessary for it to commence dockside gaming operations and the earliest the Missouri Gaming Commission would commence its investigation of Parkville Inc. would be early 1995. An investigation typically takes at least several months to complete. No assurance can be given that Parkville Inc. will be chosen for investigation in early 1995.

  In addition, if Parkville Inc. is not licensed or if the construction of the proposed facility is not complete by June 30, 1995, Parkville Inc. will be unable to commence operations by that date and Santa Fe Hotel Inc. will be required under the terms of the indenture under which the 11% Notes were issued to offer to repurchase that principal amount of 11% Notes purchasable with the funds remaining in the Parkville collateral account and obtained upon disposition of assets related to the project (unless waivers are obtained from the holders of the 11% Notes). Based on current development and construction plans, the Company does not believe the facility can be completed and operating before June 30, 1995. Therefore, the Company currently intends to seek approval from the holders of the 11% Notes, for among other things, an extension of the date by which operations of the proposed Parkville casino must be commenced before Parkville Inc. is required to commence the repurchase offer. No assurance can be given that if such approval is sought that it will be obtained. In the event Parkville Inc. is required to commence a repurchase offer, the holders of warrants to acquire additional 11% Notes will be entitled, for a 30 business day period, to acquire for no additional consideration up to an additional $11.5 million principal amount of the 11% Notes.

  The estimated total cost of the Parkville project was originally expected to be approximately $38.5 million. As a result of the delay in commencing construction of the proposed facility, revisions to the scope of the project, and increased construction costs associated with the project, it is currently estimated that the project will cost approximately $50.0 million. As of September 30, 1994, Parkville Inc. had capitalized $13.6 million in connection with the development of the proposed dockside riverboat gaming facility. Of this amount, approximately $8.0 million was used for the purchase of the riverboat for the site, approximately $2.8 million was used for preliminary engineering and development expenses and approximately $2.8 million represents capitalized interest.

  Parkville Inc. borrowed $32.0 million from the proceeds of the offering of the 11% Notes, which is restricted for use in connection with the Parkville development. The balance of the originally budgeted project cost was expected to be financed through equipment financing and an equity contribution from SFHI. As of September 30, 1994, approximately $23.1 million is available from the $32.0 million dedicated for the Parkville development. Of the amount disbursed, approximately $6.1 million had been used to purchase a riverboat for the site with respect to which approximately $1.9 million had been previously deposited, and approximately $2.8 million had been spent on other expenses in developing the proposed facility, including approximately $1.7 million in interim interest. The balance of the anticipated cost of the project in excess of the originally budgeted amount is expected to be financed to the extent permitted by the indenture under which the 11% Notes were issued, through equipment financing, other financing sources and, if necessary, through additional loans or equity investments from Sahara Gaming, although no assurance can be given that the additional necessary funds will be available.

17. TREASURE BAY

  In April 1994, SFHI purchased from Treasure Bay Gaming & Resorts, Inc. ("Treasure Bay") for $10.0 million approximately 20% of Treasure Bay's common stock and 33 1/3% of Treasure Bay's preferred stock. Sahara Gaming also unconditionally guaranteed the payment of $4.5 million of indebtedness of Treasure Bay incurred to finance working capital in connection with the opening of Treasure Bay's casinos, $3.3 million of which was outstanding at September 30, 1994. Sahara Gaming has been advised that Treasure Bay's cash position is inadequate to meet its current and planned expenses including, without limitations, short and long-term debt service and accumulated construction payables, and Treasure Bay is in violation of its various financing arrangements. In November 1994, creditors of Treasure Bay initiated bankruptcy proceedings with respect to Treasure Bay. Sahara Gaming has been advised by Treasure Bay that on December 9, 1994, Treasure Bay challenged the initiation of such proceedings.

  In October 1994, Sahara Gaming received notices from the lender of the Treasure Bay working capital indebtedness of payment defaults by Treasure Bay with respect to this indebtedness. In December 1994, SFHI purchased this indebtedness from the lender. Pending resolution of the Treasure Bay bankruptcy proceedings, SFHI does not expect to receive current payment on this indebtedness, and no assurance can be given that it will ultimately be repaid.

  In connection with its stock purchase, SFHI entered into a management agreement with Treasure Bay. Treasure Bay notified the Company on December 9, 1994 that Treasure Bay was assuming management control of the Treasure Bay properties and alleged that Sahara Gaming was in default thereunder and had mismanaged the Treasure Bay properties. Sahara Gaming believes that the allegations are without merit and it intends to pursue its remedies vigorously. Treasure Bay has defaulted in its payment obligations under the management agreement for all payments due for the period July 1994 to the present.

  In light of Treasure Bay's financial condition, Sahara Gaming has recorded a $12.6 million charge against income in the fourth quarter of fiscal 1994 in connection with its investment in Treasure Bay.

18. HENDERSON, NEVADA PROJECT

  On March 31, 1994, a wholly-owned subsidiary of Sahara Gaming purchased real property in Henderson, Nevada, located in the southeast Las Vegas valley on which the Company considered developing a casino entertainment complex. The net proceeds from a private placement of $15.0 million principal amount of 12% Notes were used to acquire the property. The principal amount of the 12% Notes and all accrued interest is due and payable on March 31, 1995. The 12% Notes are guarantied by Sahara Gaming and are secured by, among other things, a first priority lien on the real property pursuant to the deed of trust relating thereto. As of September 30, 1994, Sahara Gaming has incurred approximately $16.9 million in development of the project, representing the land acquisition costs and preliminary engineering and development costs.

  Sahara Gaming has entered into an agreement to sell the property. The sale is subject to several contingencies, including satisfactory completion of a due diligence review and approval of the transaction by the purchaser's Board of Directors. Proceeds from the sale, if consummated, will be used to repay the indebtedness incurred to finance the acquisition of the site. Additionally, pursuant to the agreement to sell the property, Sahara Gaming's expenses incurred in the development of the proposed project will be reimbursed over a three-year period.

  If the sale is not consummated, Sahara Gaming will attempt to negotiate an extension of the maturity date of the 12% Notes and to sell the property to another purchaser or, potentially, to obtain financing for the development of the proposed project. No assurance can be given that, if necessary, Sahara Gaming will be successful in obtaining an extension of the maturity date or locating another purchaser for the property. If the proposed sale is not consummated and the holders of the 12% Notes were to demand payment at maturity, Sahara Gaming would not have sufficient cash resources to repay the 12% Notes and would default in the payment thereof, which would result in cross-default under substantially all of the Company's long-term indebtedness.

19. CONTINGENCIES

  The Company and its predecessor, Sahara Casino Partners, L.P., are defendants in two class action lawsuits filed in the United States District Court, District of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al. which have been consolidated in a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

  In response to the complaints, all of the defendants, including the Company and the Partnership, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue, and seeking to transfer venue of the actions to Las Vegas. The Court has granted the defendants' motion to transfer venue of the action to Las Vegas. Plaintiffs have responded to all motions and have also propounded discovery with respect to each defendant on jurisdiction, venue and class issues. The Company expects that there will be further briefing on the motions, and the Court has not indicated when it will rule on these motions. Plaintiffs have also filed their motion to certify the class. A representative group of the defendants took the deposition of each plaintiff and also obtained documents from the plaintiffs. It is not known when the Court will rule on the class certification motions.

  On December 12, 1994, the Company and Santa Fe Inc. filed a lawsuit in the United States District Court, District of Nevada, naming Treasure Bay officers
A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of Section 10(b) and Rule 10(b)-5 of the Securities Exchange Act, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness. The defendants have not yet responded to the complaint.

  On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and Santa Fe Inc. as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and Santa Fe Inc. and to sell the Company and Santa Fe Inc. a 20% ownership interest in Treasure Bay. The Company and Santa Fe Inc. have not yet responded to the complaint. The Company and Santa Fe Inc. believe that the suit is without merit and intend to defend themselves vigorously while pursuing their own lawsuit.

  In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

20. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

  Supplemental statement of cash flows information is presented below:

                                               1994        1993        1992
                                            ----------- ----------- -----------
   Operating activities:
     Cash paid during the period for
      interest, net of amount capitalized
      of $1,764,186 for 1994                $38,610,465 $37,138,747 $37,985,456
                                            =========== =========== ===========
   Investing and financing activities:
     Capital Lease obligations incurred in
      connection with the acquisition of
      machinery and equipment               $    66,983 $   708,708 $   180,000
                                            =========== =========== ===========
   Long-term debt incurred in connection
    with the acquisition of machinery and
    equipment                               $ 4,019,070 $ 9,674,527
                                            =========== ===========
   Preferred stock dividends at
    liquidation value                       $ 1,221,715
                                            ===========
   Acquisition of minority interest
    through the issuance of common and
    preferred stock resulting in additions
    to property, plant and equipment, and
    goodwill                                            $36,606,777
                                                        ===========
   Adjustment to property, plant and
    equipment under adoption of SFAS No.
    109                                     $11,062,602
                                            ===========

21. SUPPLEMENTAL STATEMENT OF SUBSIDIARY INFORMATION

  The Company's primary operations are in the hotel/casino industry and are conducted through Sahara Nevada Corp., Hacienda Hotel Inc., Pioneer Hotel Inc. and Santa Fe Hotel Inc. The operations by subsidiary were as set forth in the following table (dollars in thousands):

                         YEAR   SNC      HHI     PHI      SFHI    OTHER    TOTAL
                         ---- -------- ------- -------- -------- -------  --------
Operating revenues       1994 $ 86,825 $53,826 $ 49,270 $ 64,131 $   (34) $254,018
                              ======== ======= ======== ======== =======  ========
                         1993   83,251  53,896   53,823   53,305     490   244,765
                              ======== ======= ======== ======== =======  ========
                         1992   73,406  46,615   55,166   44,300      32   219,519
                              ======== ======= ======== ======== =======  ========
Operating income (loss)  1994 $  7,215 $ 2,592 $  9,424 $ 14,697 $  (955) $ 32,973
                              ======== ======= ======== ======== =======  ========
                         1993    7,022   5,013   13,917   11,403    (715)   36,640
                              ======== ======= ======== ======== =======  ========
                         1992    3,555   2,900   18,144    6,002  (1,127)   29,474
                              ======== ======= ======== ======== =======  ========
Identifiable Assets      1994 $108,895 $81,143 $105,971 $146,317 $36,229  $478,555
                              ======== ======= ======== ======== =======  ========
                         1993  111,044  79,015  109,884   75,264  19,882   395,089
                              ======== ======= ======== ======== =======  ========
                         1992  110,380  64,349  113,701   56,256  14,938   359,624
                              ======== ======= ======== ======== =======  ========
Depreciation and
 Amortization            1994 $  8,211 $ 5,199 $  5,063 $  7,574 $   658  $ 26,705
                              ======== ======= ======== ======== =======  ========
                         1993    7,490   4,996    4,985    5,542     380    23,393
                              ======== ======= ======== ======== =======  ========
                         1992    7,258   4,949    4,897    5,918     300    23,322
                              ======== ======= ======== ======== =======  ========
Capital Expenditures     1994 $  3,559 $ 2,875 $  1,741 $ 19,598 $16,394  $ 44,167
                              ======== ======= ======== ======== =======  ========
                         1993    5,412   5,377    1,782    1,015     578    14,164
                              ======== ======= ======== ======== =======  ========
                         1992    3,875     713      420      323     205     5,536
                              ======== ======= ======== ======== =======  ========

SAHARA GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
FOR THE YEAR ENDED SEPTEMBER 30,

                                    1994          1993
                                ------------  ------------
Revenues
  First Quarter                 $ 61,430,877  $ 58,596,283
  Second Quarter                  64,984,262    62,102,393
  Third Quarter                   64,268,323    61,879,817
  Fourth Quarter                  63,334,127    62,186,349
                                ------------  ------------
                                $254,017,589  $244,764,842
                                ============  ============
Operating Income
  First Quarter                 $  8,138,561  $  9,257,281
  Second Quarter                   9,974,441    10,687,425
  Third Quarter                    9,723,455     9,545,366
  Fourth Quarter                   5,136,276     7,149,751
                                ------------  ------------
                                $ 32,972,733  $ 36,639,823
                                ============  ============
Net Income (Loss)
  First Quarter                 $ (1,201,613) $   (371,217)
  Second Quarter                  (1,411,786)      550,718
  Third Quarter                   (1,308,329)       15,228
  Fourth Quarter                 (11,817,282)   (1,284,629)
                                ------------  ------------
                                $(15,739,010) $ (1,089,900)
                                ============  ============
Net Income (Loss) per Common
 Share
  First Quarter                 $       (.24) $       (.08)
  Second Quarter                        (.28)          .13
  Third Quarter                         (.26)          .00
  Fourth Quarter                       (1.96)         (.30)
                                ------------  ------------
                                $      (2.74) $       (.25)
                                ============  ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding the directors and executive officers of the Company to be included in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information regarding Executive Compensation to be included in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information regarding Security Ownership to be included in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding Certain Relationships and Related Transactions to be included in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) 1. AND 2. FINANCIAL STATEMENTS AND SCHEDULES

      The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under
      Item 8.

  (B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1994.

      The Registrant filed a Current Report on Form 8-K dated September 15, 1994, under Item 5, Other Events, reporting, among other things, certain information relating to certain recent developments with respect to Treasure Bay Gaming & Resorts, Inc. and the Company's proposed casino development in Parkville, Missouri.

  (C) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K:

  EXHIBIT
    NO.                           DESCRIPTION OF EXHIBIT
  -------                         ----------------------
  3.1      Articles of Incorporation and Bylaws of the Company (Previously
           filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-4 (No. 33-67864) and
           incorporated herein by reference.)
  3.2      Certificate of Designation for Exchangeable Redeemable Preferred
           Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-4
           (No. 33-67864) and incorporated herein by reference.)
  4.1      Indenture dated as of June 15, 1983 between Hacienda Resorts, Inc.
           and Valley Bank of Nevada, as Trustee, with respect to the Company's
           10 1/4% Subordinated Sinking Fund Debentures due 1998. (Previously
           filed with the Securities and Exchange Commission as an exhibit to the Registration Statement of Hacienda Resorts, Inc. on Form S-1
           (No. 2-82796) and incorporated herein by reference.)
 10.1      Form of Indenture (the "Pioneer Indenture") between Pioneer Finance, the Partnership and Security Pacific National Bank, as Trustee,
           relating to the 13 1/2% First Mortgage Bonds Due 1998 of Pioneer
           Finance (the "Bonds"). (1)
 10.2      Form of Bonds (included as an exhibit to the Pioneer Indenture). (1)
 10.3      Form of Purchase Money Note relating to the acquisition of the
           Pioneer Hotel and Gambling Hall (the "Pioneer Acquisition")
           (included as an exhibit to the Pioneer Indenture). (1)
 10.4      Form of Purchase Money Deed of Trust relating to the Bonds (included as an exhibit to the Pioneer Indenture). (1)
 10.5      Form of Guaranty of the Partnership relating to the Bonds (included in the Pioneer Indenture). (1)
 10.6      Form of Assignment Agreement from Pioneer Finance Corp. to the
           Trustee relating to the Bonds (included as an exhibit to the Pioneer
           Indenture). (1)
 10.7      Form of Subordination Provision relating to the Bonds (included as an Exhibit to the Pioneer Indenture). (1)
 10.8      Form of Pari Passu Certificate relating to the Bonds (included as an exhibit to the Pioneer Indenture). (1)
 10.9      Depositary and Transfer Agent Agreement including Form of Depositary
           Receipt and Form of Certificate of Limited Partners' Interest. (2)
 10.10     Tax Services Agreement between the Partnership and CLR Fast-tax. (4)
 10.11     Acquisition Agreement relating to the Pioneer Acquisition. (1)
 10.12     Pioneer Ground Lease, as amended. (1)

  EXHIBIT
    NO.                           DESCRIPTION OF EXHIBIT
  -------                         ----------------------
 10.13     Conformed Lessor's Agreement dated as of November 16, 1988 among
           Lessor, Lessee and Pioneer Operating Partnership relating to the
           Pioneer Acquisition. (1)
 10.14     Promissory Note in the amount of $25,300,000.00 dated December 23,
           1980 between Casino Properties and the Public Employees Retirement
           System of Nevada, along with Deed of Trust and Assignment of Rents,
           Guaranty Agreement of Paul W. Lowden, Subordination Agreement of
           Valley Bank of Nevada, Security Agreement and Collateral Assignment
           of Agreement, each dated on or about December 23, 1980. (3)
 10.15     Net Parking Lease by and between Sahara Las Vegas and Sahara
           Operating Partnership dated July 30, 1987 and Amendment thereto. (3)
 10.16     Standard Form of Agreement between Owner and Contractor by and between Sahara Operating Partnership and Sierra Construction Corp.(3)
 10.17     Amendments dated February 25, 1985 relating, respectively, to the
           Promissory Note and Deed of Trust referred to in Exhibit 10.14. (3)
 10.18     Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and
           $649,063.99 bearing interest at 10%, 11% and 13.5% per annum, respectively. (3)
 10.19     Promissory Note in the amount of $4,500,000 dated September 1, 1987 from Sahara Las Vegas to the Partnership. (2)
 10.20     Indenture dated as of August 17, 1989 among Sahara Finance, the
           Partnership and U.S. Trust Company of California, N.A., as trustee
           (the "Note Trustee"), and related First Supplemental lndenture dated as of October 5, 1989 relating to Sahara Finance's 12 1/8%
           Guarantied First Mortgage Notes Due 1996 (the "First Mortgage
           Notes"). (4)
 10.21     Form of Sahara Finance's 12 1/8% Guarantied First Mortgage Notes due
           1996. (4)
 10.22     Secured Promissory Note dated August 17, 1989 in the amount of
           $116,200,000 issued by Sahara Operating Partnership in favor of
           Sahara Finance. (4)
 10.23     Deed of Trust and Security Agreement with Assignment of Rents and
           Fixture Filing dated as of August 17, 1989 from Sahara Operating
           Partnership to Nevada Title Company. (4)
 10.24     Guarantee by the Partnership relating to the First Mortgage Notes
           (included in the Indenture referred to in Exhibit 10.20).
 10.25     Assignment Agreement dated August 17, 1989 between Sahara Finance, as Assignor, and the Note Trustee, as Assignee, and acknowledged by
           Sahara Operating Partnership. (4)
 10.26     Note Purchase Agreement dated August 17, 1989 by and among Sahara
           Finance, the Partnership, Sahara Operating Partnership and Solomon
           Brothers Realty Corp. (4)
 10.27     Disbursement and Escrow Agreement dated as of August 17, 1989 among
           Sahara Finance, as Lender, Sahara Operating Partnership, as
           Borrower, and Nevada Construction Services, as Agent, Amendment
           thereto dated as of August 31, 1989 and Second Amendment thereto dated as of October 5, 1989. (4)
 10.28     Assignment of Leases, Rents and Revenues dated as of August 17, 1989 from Sahara Operating Partnership to Sahara Finance. (4)
 10.29     Guarantee of Completion dated as of August 17, 1989 by the
           Partnership to Sahara Finance. (4)
 10.30     Assignment of Structural Engineer's Agreement dated as of August 17,
           1989 by Sahara Operating Partnership to Sahara Finance. (4)
 10.31     Assignment of Contracts, Warranties, Licenses, Permits and Plans and
           Specifications dated as of August 17, 1989 by Sahara Operating
           Partnership to Sahara Finance. (4)
 10.32     Assignment of Affiliate Notes and Security Agreements dated as of
           August 17, 1989 by Sahara Operating Partnership to Sahara Finance,
           and Amendment thereto dated as of October 5, 1989. (4)

  EXHIBIT
    NO.                           DESCRIPTION OF EXHIBIT
  -------                         ----------------------
 10.33     Assignment of General Contractor's Agreement dated as of August 17,
           1989 by Sahara Operating Partnership to Sahara Finance. (4)
 10.34     Assignment of Airspace Lease and Consent dated as of August 17, 1989 by Sahara Operating Partnership to Sahara Finance. (4)
 10.35     Assignment of Architect's Contract dated as of August 17, 1989 by
           Sahara Operating Partnership to Sahara Finance. (4)
 10.36     Security Agreement dated August 17, 1989 by and between Sahara
           Operating Partnership and Santa Fe Operating Partnership, and
           Amendment thereto dated as of October 5, 1989. (4)
 10.37     Security Agreement dated August 17, 1989 by and between Sahara
           Operating Partnership and Hacienda Operating Partnership, and
           Amendment thereto dated as of October 5, 1989. (4)
 10.38     Security Agreement dated August 17, 1989 by and between Sahara
           Finance and Sahara Operating Partnership. (4)
 10.39     Amended and Restated Santa Fe Hotel and Casino Note as of August 17,
           1989 in the principal amount of $18,181,818 issued by the Santa Fe
           Operating Partnership to Sahara Operating Partnership. (4)
 10.40     Amended and Restated Hacienda Note dated as of August 17, 1989 in the principal amount of $32,323,232 by the Hacienda Operating
           Partnership to Sahara Operating Partnership. (4)
 10.41     Quality Construction Consultant Agreement dated August 17, 1989 by and among the Trustee, Etc Testing Laboratories, Inc., and Sahara
           Operating Partnership. (4)
 10.42     Construction Consultant Agreement dated August 17, 1989 by and among the Trustee, Nevada Construction Services and Sahara Operating
           Partnership. (4)
 10.43     Third and Fourth Amendments dated, respectively, December 21, 1988 and August 17, 1989 to the Net Parking Lease referred to in Exhibit
           10.15. (4)
 10.44     Agreement Between Owner and Contractor dated August 11, 1989 between
           Sahara Finance and Sierra Construction Corp. relating to the Sahara
           Project. (4)
 10.45     Structural engineering consulting services agreements dated, respectively, July 25, 1989 and August 3, 1989 between Sahara
           Operating Partnership and Martin Pulsion & Associates, Inc. (4)
 10.46     Architect's agreement dated August 10, 1989 between the Partnership and Fred Dared regarding the Sahara Project. (4)
 10.47     Architect's agreement dated August 10, 1989 between the Partnership and Fred Dared regarding the Hacienda Project. (4)
 10.48     Architect's agreement dated August 10, 1989 between the Partnership and Quadrille Garlic and Associates regarding the Santa Fe Hotel and
           Casino construction. (4)
 10.49     Agreement Between Owner and Contractor dated August 11, 1989 between
           Sahara Finance and Sierra Construction Corp. relating to the Santa
           Fe construction. (4)
 10.50     Agreement Between Owner and Contractor dated August 11, 1989 between
           Sahara Finance and Sierra Construction Corp. relating to the
           Hacienda Expansion. (4)
 10.51     Environmental Indemnity Agreement dated as of August 17, 1989 among
           Sahara Operating Partnership, Sahara Finance and the Partnership.
           (4)
 10.52     Amendments to Deed of Trust and Promissory Note between Casino
           Properties and the Public Employees Retirement System of Nevada
           referred to in Exhibit 10.14 hereto. (5)
 10.53     Sahara Resorts Key Employee Stock Option Plan. (Previously filed with the Securities and Exchange Commission as an exhibit to the
           Registration Statement of Hacienda Resorts, Inc. on Form S-1 (No.
           2-82796) and incorporated herein by reference.)
 10.54     Agreement for the sale and purchase of real property and related documents, assumption of $885,162.11 on three promissory notes in favor of Dobrusky Family Trust uta, between the Company and
           Consolidated Hospitality Services, Inc. (5)

  EXHIBIT
    NO.                           DESCRIPTION OF EXHIBIT
  -------                         ----------------------
 10.55     Form of Second Supplemental Indenture by and among Sahara Finance, the Partnership and the Trustee, dated February 13, 1990. (7)
 10.56     Construction Loan Agreement dated as of December 21, 1989 among
           Valley Bank of Nevada and Santa Fe Operating Partnership and the
           Partnership as joint and several co-borrowers. (6)
 10.57     Construction Deed of Trust, Assignment of Rents and Security
           Agreement dated as of December 21, 1989 in favor of Valley Bank of
           Nevada and executed by Santa Fe Operating Partnership and the
           Partnership. (6)
 10.58     Secured Promissory Note dated December 21, 1989 in the original principal amount of $25,000,000 in favor of Valley Bank of Nevada and executed by Santa Fe Operating Partnership and the Partnership.
           (6)
 10.59     Assignment of Leases, Rents, Income and Profits dated December 21,
           1989 in favor of Valley Bank of Nevada executed by Santa Fe
           Operating Partnership. (6)
 10.60     Revolving Credit Agreement dated March 8, 1990 by and among Valley
           Bank of Nevada, the Partnership and Hacienda Operating partnership regarding a $20,000,000 revolving line of credit. (8)
 10.61     Deed of Trust, Assignment of Rents and Security Agreement dated
           March 8, 1990 by and among Hacienda Partnership, as Trustor, Chicago
           Title Insurance Company, as Trustee, and Valley Bank as Beneficiary.
           (8)
 10.62     Revolving Credit Agreement dated November 22, 1989 by and among
           Valley Bank of Nevada and Sahara Operating Limited Partnership
           regarding a $2,500,000 revolving line of credit.
 10.63     Revolving Credit Agreement dated September 12, 1990 by and among
           Valley Bank of Nevada and Sahara Operating Limited Partnership
           regarding a $2,000,000 revolving line of credit.
 10.64     Equipment Contract dated December 3, 1990, between Paul Lowden and
           Beckman Eisenman & Associates regarding purchase of equipment for
           Pioneer.
 10.65     Agreement dated February 7, 1991, among Sierra Construction Corp., the Company, and Sahara Casino Partners, L.P. (9)
 10.66     Agreement dated February 10, 1991 among Sierra Construction Corp.,
           Sahara Operating Limited Partnership, Hacienda Operating Limited
           Partnership and Santa Fe Operating Limited Partnership. (9)
 10.67     First Supplemental Indenture to Pioneer Indenture dated as of
           December 21, 1990 among Pioneer Finance, and Sahara Casino Partners,
           L.P. and Security Pacific National Bank. (9)
 10.68     Lease agreement for furniture, fixtures and equipment dated March
           20, 1991 between Valley Leasing Company, Inc. and Michigan National
           Bank, Lessors, and Santa Fe Operating Limited Partnership, Lessee.
           (11)
 10.69     Promissory Note in the amount of $2,760,079 dated October 10, 1990 executed by Santa Fe Operating Limited Partnership in favor of
           Deutsche Credit Corporation, collateralized by equipment. (11)
 10.70     Lease agreement for furniture and equipment dated August 6, 1991 between Valley Leasing Company, Inc. and C.I.T. Leasing, Lessors,
           and Santa Fe Operating Limited Partnership, Lessee. (11)
 10.71     Lease agreement for furniture and equipment dated August 6, 1991 between Valley Leasing Company, Inc. and C.I.T. Leasing, Lessors,
           and Hacienda Operating Limited Partnership, Lessee. (11)
 10.72     Lease agreement for signage dated April 29, 1991 between SNET as
           Lessor and Santa Fe Operating Limited Partnership as Lessee. (11)
 10.73     Lease agreement for computer equipment dated August 6, 1991 between
           Valley Leasing Company, Inc. as Lessor and Sahara Casino Partners,
           L.P. as Lessee. (11)

  EXHIBIT
    NO.                           DESCRIPTION OF EXHIBIT
  -------                         ----------------------
 10.74     Promissory notes dated February 7, 1992, February 14, 1992, March
           10, 1992, April 13, 1992, June 16, 1992, July 20, 1992 and August
           11, 1992 by Paul W. Lowden in favor of Sahara Resorts in the aggregate amount of $1,250,000. (10)
 10.75     Promissory notes dated September 14, 1992, October 8, 1992, October
           19, 1992 and November 24, 1992 by Paul W. Lowden in favor of Sahara
           Resorts in the aggregate amount of $650,000. (10)
 10.76     Second Supplemental Indenture dated as of September 30, 1993 between
           Sahara Resorts, Sahara Gaming Corporation and Nevada State Bank, as
           Trustee, with respect to 10 1/4% Subordinated Sinking Fund
           Debentures. (13)
 10.77     Sahara Gaming Corporation's 1993 Key Employee Stock Option Plan.(13)
 10.78     Agreement Concerning Guaranty dated as of April 20, 1994, by and among Treasure Bay Corp., Treasure Bay Gaming and Resorts, Inc., and
           Sahara Gaming Corporation. (14)
 10.79     Form of Guaranty of Sahara Gaming Corporation of an aggregate of
           $4.5 million of indebtedness of Treasure Bay Corp. (14)
 10.80     Notice, Consent and Acknowledgment of Assignment. (14)
 10.81     Form of Credit Agreement by and between Treasure Bay Corp. and
           Progressive Distribution Systems, Inc. with respect to equipment financing indebtedness of Treasure Bay Corp. (the "Credit
           Agreements"). (14)
 10.82     Form of Commercial Security Agreement with respect to the Credit
           Agreements. (14)
 10.83     Form of Promissory Note with respect to the Credit Agreements. (14)
 10.84     Form of Subordination Agreement by and among Treasure Bay Gaming &
           Resorts, Inc., Santa Fe Hotel Inc., First Trust National
           Association, and PDS Financial Corporation with respect to the
           Credit Agreements. (14)
 10.85     Offer to Purchase Real Property, dated March 16, 1994, from Sahara
           Gaming Corporation to Marcor Green Valley, Limited Partnership.
 10.86     Note Purchase Agreement, dated as of March 31, 1994, between Sahara
           Mission Valley Inc. and Sahara Gaming Corporation and each of Muico
           & Co., PaineWebber Managed Investment Trust-PaineWebber High Income
           Fund, and Cerberus Partners with respect to $15 million principal amount of 12% Convertible First Mortgage Notes Due 1995, of Sahara
           Mission Valley Inc.
 10.87     Assignment, dated as of June 14, 1994, between Cerberus Partners,
           Equifax, Inc., U. S. Retirement Income Plan Trust, and Sahara
           Mission Valley Inc.
 10.88     Amendment #1 to Note Purchase Agreement, dated as of November 30,
           1994, among Sahara Mission Valley Inc., and Sahara Gaming
           Corporation, on the one hand and each of Muico & Co., PaineWebber
           Managed Investment Trust-PaineWebber High Income Fund, Equifax, Inc.
           U. S. Retirement Income Plan Trust and Sherborne Group Master Trust,
           on the other.
 10.89     Agreement of Sale and Escrow Instructions, dated November 25, 1994, by and between Sahara Mission Valley, Inc. and Players
           International.
 10.90     Working Capital Loan Agreement, by and between Santa Fe Hotel Inc.
           and Miller & Schroeder Investments Corporation in connection with
           $3.0 million Working Capital Loan, dated December 7, 1994.
 10.91     Treasure Bay I, Biloxi Loan Purchase Agreement, dated December 7,
           1994, by and between Santa Fe Hotel Inc. and Miller & Schroeder
           Investments Corporation.
 10.92     Treasure Bay III, Tunica Loan Purchase Agreement, dated December 7,
           1994 by and between Santa Fe Hotel Inc. and Miller & Schroeder
           Investments Corporation.
 10.93     Lease Agreement, dated May 26, 1993, between City of Parkville,
           Missouri, and Sahara Casino Partners, L.P. (Previously filed with the Securities and Exchange Commission as Exhibit 10.86 to the
           Company and Santa Fe Hotel Inc.'s Registration Statement on Form S-1
           (No. 33-70268) and incorporated herein by reference.)

  EXHIBIT
    NO.                           DESCRIPTION OF EXHIBIT
  -------                         ----------------------
 10.94     Amendment to Lease Agreement, made as of September 7, 1993, by
           Sahara Casino Partners, L.P., and the City of Parkville, Missouri.
 10.95     Second Amendment to Lease Agreement, made as of December 27, 1993, by Sahara Parkville, Inc. and the City of Parkville, Missouri.
 10.96     Landlord's Consent, Estoppel Certificate and Third Amendment to
           Lease Agreement, entered into on December 27, 1993, by and between the City of Parkville, Missouri, Sahara Parkville, Inc., IBJ
           Schroeder Bank & Trust Company, and Santa Fe Hotel, Inc.
 10.97     Fourth Amendment to Lease Agreement, made as of January 18, 1994 by
           Sahara Parkville, Inc. and the City of Parkville, Missouri.
 10.98     Fifth Amendment to Lease Agreement, made as of January 18, 1994, by
           Sahara Parkville, Inc. and the City of Parkville, Missouri.
 10.99     Development Agreement, made as of December 27, 1993, between Sahara
           Parkville, Inc., and the City of Parkville, Missouri.
 10.100    Amendment to Development Agreement, dated January 18, 1994, by
           Sahara Parkville, Inc. and the City of Parkville, Missouri.
 10.101    Second Amendment to Development Agreement, dated October 28, 1994, by Sahara Parkville, Inc. and the City of Parkville, Missouri.
 22.       Subsidiaries of the Company. (12)
 23.1      Consent of Deloitte & Touche.
 27.       Financial Data Schedule.

                           FOOTNOTES TO EXHIBIT INDEX

 (1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-24589) of Pioneer Finance Corp., the Partnership and Pioneer Operating Partnership and incorporated herein by reference.

 (2) Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended September 30, 1987 and incorporated herein by reference.

 (3) Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Registration Statement on Form S-1 (No. 33-13214) and incorporated herein by reference.

 (4) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1989, and incorporated herein by reference.

 (5) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1985, and incorporated herein by reference.

 (6) Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (No. 33-33031) of Sahara Finance Corp., Sahara Casino Partners, L.P., Sahara Operating Limited Partnership, Hacienda Operating Limited Partnership, Santa Fe Operating Limited Partnership as filed on February 12, 1990, and incorporated herein by reference.

 (7) Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-33031) of Sahara Finance Corp., Sahara Casino Partners, L.P., Sahara Operating Limited Partnership, Hacienda Operation Limited Partnership, Santa Fe Operating Limited Partnership as filed on February 14, 1990, and incorporated herein by reference.

 (8) Previously filed with the Securities and Exchange Commission as an exhibit to post effective Amendment No. 2 to the Registration Statement on Form
     S-1 (No. 33-33031) of Sahara Finance Corp., Sahara Casino Partners, L.P., Sahara Operating Limited Partnership, Hacienda Operating Limited Partnership, Santa Fe Operating Limited Partnership, as filed on August 14, 1990 and incorporated herein by reference.

 (9) Previously filed with the Securities and Exchange Commission as an exhibit to post effective Amendment No. 5 to the Registration Statement on Form S-1 (No. 33-33031) of Sahara Finance Corp., Sahara Casino Partners, L.P., Sahara Operating Limited Partnership, Hacienda Operating Limited Partnership, Santa Fe Operating Limited Partnership, as filed on April 15, 1991 and incorporated herein by reference.

(10) Previously filed with the Securities and Exchange Commission as an exhibit to post effective Amendment No. 12 to the Registration Statement on Form S-1 (No. 33-33031) of Sahara Finance Corp., Sahara Casino Partners, L.P., Sahara Operating Limited Partnership, Hacienda Operating Limited Partnership, Santa Fe Operating Limited Partnership, as filed August 14, 1992.

(11) Previously filed with the Securities and Exchange Commission as an exhibit to post effective Amendment No. 8 to the Registration Statement on Form S-1 (No. 33-33031) of Sahara Finance Corp., Sahara Casino Partners, L.P., Sahara Operating Limited Partnership, Hacienda Operating Limited Partnership, Santa Fe Operating Limited Partnership, as filed December 30, 1991.

(12) Previously filed with the Securities and Exchange Commission as an exhibit to Amendment No. 4 to the Registration Statement on Form S-1 (No. 33-70268) of Sahara Gaming Corporation.

(13) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Annual Report on Form 10-K for the year ended September 30, 1993.

(14) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 1994.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Sahara Gaming Corporation

                                               /s/ Paul W. Lowden
December 29, 1994                        By: __________________________________
                                            Paul W. Lowden, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
         /s/ Paul W. Lowden          Chairman of the Board,        December 29, 1994
____________________________________   President
            Paul W. Lowden             (Principal Executive
                                       Officer)

     /s/ Stephen J. Szapor, Jr.      Director                      December 29, 1994
____________________________________
        Stephen J. Szapor, Jr.

       /s/ William J. Raggio         Director                      December 29, 1994
____________________________________
           William J. Raggio

         /s/ James W. Lewis          Director                      December 29, 1994
____________________________________
            James W. Lewis

        /s/ John K. Campbell         Director                      December 29, 1994
____________________________________
           John K. Campbell

         /s/ Suzanne Lowden          Director                      December 29, 1994
____________________________________
            Suzanne Lowden

        /s/ George P. Miller         Director                      December 29, 1994
____________________________________
           George P. Miller

         /s/ Thomas K. Land          Chief Financial Officer       December 29, 1994
____________________________________   (Principal Financial and
            Thomas K. Land             Accounting Officer)
