Form 10-Q
period 1994-12-31
SAHARA GAMING CORP
filed 1995-02-14
CIK 812482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1994
                                ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     -------------------

COMMISSION FILE NUMBER:                1-9481
                        --------------------------------------

                           SAHARA GAMING CORPORATION
- --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         NEVADA                                            88-0304348
- ----------------------------                        ----------------------
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or                                 Identification Number)
 organization)

             2535 LAS VEGAS BLVD. SOUTH, LAS VEGAS, NEVADA  89109
- --------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 737-2111
              --------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X      NO
                                               -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES         NO
                          -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         6,194,433                  as of               February 10, 1995
- ------------------------------------     ------------------------------------
     Amount Outstanding                                         Date

                           SAHARA GAMING CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

     Item 1. Consolidated Condensed Financial Statements

             Balance sheets at December 31, 1994
             (unaudited) and September 30, 1994                              2

             Statements of Operations for the three months
             ended December 31, 1994 and 1993 (unaudited)                    3

             Statement of Changes in Stockholders' Equity
             for the three months ended December 31, 1994
             (unaudited)                                                     4

             Statements of Cash Flows for the three months
             ended December 31, 1994 and 1993 (unaudited)                    5

             Notes to Consolidated Condensed Financial
             Statements (unaudited)                                          6

             Independent Accountants' Review Report                         13

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                     14

PART II.   OTHER INFORMATION                                                22

                  Sahara Gaming Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                 December 31, September 30,
             ASSETS                                  1994          1994
- --------------------------------------------     ------------ -------------
                                                 (Unaudited)
Current assets:
  Cash and short-term investments                $38,802,353  $55,582,503
  Accounts receivable, net                         8,442,689    7,907,050
  Accounts receivable, officer                       509,728      500,525
  Inventories                                      2,775,545    2,787,397
  Prepaid expenses & other                         7,361,456    7,323,786
                                                ------------ ------------
Total current assets                              57,891,771   74,101,261

Restricted cash                                   21,303,159   23,079,791

Property and equipment, net                      325,938,013  314,470,366

Goodwill                                          48,449,091   48,835,414

Other assets                                      18,986,940   18,068,605
                                                ------------ ------------
Total assets                                    $472,568,974 $478,555,437
                                                ============ ============

LIABILITIES and STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Current portion of long-term debt              $23,373,901  $23,238,239
  Accounts payable                                12,074,804    6,790,785
  Interest payable                                 5,385,111   11,589,574
  Accrued and other liabilities                   14,902,503   15,970,810
                                                ------------ ------------

Total current liabilities                         55,736,319   57,589,408

Deferred income taxes                              3,995,335    4,945,335

Long-term debt - less current portion            378,177,985  379,092,885

Stockholders' Equity:

  Common Stock, $.01 par value;
    authorized-100,000,000 shares; issued
    and outstanding-6,194,433 shares                  61,944       61,944
  Preferred stock, exchangeable, redeemable
    8% cumulative, stated at $2.14 liquidation
    value, authorized-10,000,000 shares;
    issued and outstanding-7,570,895 shares       16,201,715   16,201,715
  Additional paid-in capital                      51,513,504   51,513,504
  Accumulated deficit                            (33,030,054) (30,761,580)
                                                ------------ ------------
      Total                                       34,747,109   37,015,583

  Less treasury stock - 4,875 shares, at cost        (87,774)     (87,774)
                                                ------------ ------------
Total stockholders' equity                        34,659,335   36,927,809
                                                ------------ ------------
Total liabilities and stockholders' equity      $472,568,974 $478,555,437
                                                ============ ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Sahara Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations

                                      Three Months       Three Months
                                          Ended              Ended
                                    December 31, 1994  December 31, 1993
                                    -----------------  -----------------
                                       (Unaudited)        (Unaudited)
Revenues:
  Casino                                $38,620,676      $37,542,078
  Hotel                                   9,625,342        9,672,886
  Food and beverage                       7,285,647        7,850,733
  Other revenues                          6,108,249        6,065,180
                                        -----------      -----------
Total revenues                           61,639,914       61,130,877
                                        -----------      -----------

Operating expenses:
  Casino                                 17,051,723       17,218,159
  Hotel                                   4,125,914        4,111,922
  Food and beverage                       9,056,991        9,230,100
  Other operating expenses                3,390,404        3,410,303
  Selling, general & administrative       7,363,443        6,967,533
  Utilities & property expenses           6,001,063        5,696,660
  Depreciation & amortization             6,776,382        6,620,563
                                        -----------      -----------

Total operating expenses                 53,765,920       53,255,240
                                        -----------      -----------

Operating income                          7,873,994        7,875,637

Interest expense                         11,092,468        9,502,250
                                        -----------      -----------

Net loss before income tax benefit       (3,218,474)      (1,626,613)

Federal income tax (benefit)               (950,000)        (425,000)
                                        -----------      -----------

Net loss                                 (2,268,474)      (1,201,613)

Dividends on preferred shares               324,034          299,600
                                        -----------      -----------

Net loss applicable to common shares    ($2,592,508)     ($1,501,213)
                                        ===========      ===========

Average common shares outstanding         6,189,558        6,189,558
                                        ===========      ===========
Loss per common share                        ($0.42)          ($0.24)
                                        ===========      ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Sahara Gaming Corporation and Subsidiaries
           Consolidated Condensed Statement of Stockholders' Equity
                                  (Unaudited)

                                                          Additional
                              Common       Preferred        Paid-in        Accumulated      Treasury
                               Stock         Stock          Capital          Deficit          Stock          Total
                              -------     -----------     -----------     ------------      --------      -----------
Balances, October 1, 1994     $61,944     $16,201,715     $51,513,504     ($30,761,580)     ($87,774)     $36,927,809

Net loss                                                                    (2,268,474)                    (2,268,474)
                              -------     -----------     -----------     ------------      --------      -----------

Balances, December 31, 1994   $61,944     $16,201,715     $51,513,504     ($33,030,054)     ($87,774)     $34,659,335
                              =======     ===========     ===========     =============     =========     ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Sahara Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows

                                                           Three Months      Three Months
                                                              Ended             Ended
                                                         December 31, 1994 December 31, 1993
                                                         ----------------- -----------------
                                                            (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Cash and short-term investments
    provided by operations                                  $  4,992,421     $  5,617,507
     Increase (decrease) in accounts payable                   5,284,019         (810,381)
     Decrease in inventories                                      11,852           38,270
     Decrease(Increase) in prepaid expenses & other               57,039          (60,722)
     Decrease in deferred income taxes                          (950,000)        (425,000)
     Decrease in interest payable                             (6,204,463)      (3,898,331)
     Increase (decrease) in other current liabilities         (1,610,449)         672,855
     Increase in accounts receivable, net                       (535,639)         (33,092)
     Increase in due from officer                                 (9,203)         (48,991)
     Increase in other assets                                 (1,443,523)        (296,097)
                                                            ------------     ------------
Net cash provided by (used in) operating activities             (407,946)         756,018
                                                            ------------     ------------

Cash flows from investing activities:
    Increase (decrease) in restricted cash                     1,681,925      (35,865,417)
    Capital expenditures                                     (15,793,062)      (9,932,950)
                                                            ------------     ------------

Net cash used in investing activities                        (14,111,137)     (45,798,367)
                                                            ------------     ------------

Cash flows from financing activities:
    Cash proceeds of long-term debt                                    0      115,000,000
    Cash paid on long-term debt                               (2,261,067)     (45,798,505)
    Loan issue cost                                                    0       (4,050,312)
                                                            ------------     ------------
Net cash provided by (used in) financing activities           (2,261,067)      65,151,183
                                                            ------------     ------------

Increase (decrease) in cash and short-term investments       (16,780,150)      20,108,834

Cash and short-term investments,
    beginning of year                                         55,582,503       29,177,866
                                                            ------------     ------------

Cash and short-term investments,
    end of year                                             $ 38,802,353     $ 49,286,700
                                                            ============     ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                           SAHARA GAMING CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

Sahara Gaming Corporation (the "Company" or "Sahara Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are conducted through four wholly owned subsidiary corporations, Sahara Nevada Corp. ("SNC"), Hacienda Hotel Inc. ("HHI"), Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). The Operating Companies in turn own the Sahara Hotel and Casino (the "Sahara"), the Hacienda Resort Hotel and Casino (the "Hacienda"), and the Santa Fe Hotel and Casino (the "Santa Fe"), each located in Las Vegas, Nevada, and the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada, respectively.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1994. The results of operations for the three month period ended December 31, 1994 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at December 31, 1994, the results of its operations for the three month period ended December 31, 1994 and 1993, the changes in stockholders' equity for the three month period ended December 31, 1994, and cash flows for the three month periods ended December 31, 1994 and 1993.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-Opening Expenses: All pre-opening expenses directly related to development of gaming operations are capitalized as incurred.

Capitalization of Interest: Interest costs are capitalized on funds disbursed during the development phase of projects.

Reclassifications: Certain balances in the 1993 financial statements have been reclassified to conform with current year classifications.

NOTE 3 - CASH AND SHORT-TERM INVESTMENTS

Approximately $5.1 million of the Company's consolidated cash and short-term investments is held by PHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $120.0 million principal amount of 13-1/2% First Mortgage Bonds due 1998 ("13-1/2% Notes") of Pioneer Finance Corp. was issued, the proceeds of which were loaned to PHI.

In addition, approximately $22.6 million of the Company's consolidated cash and short term investments is held by SFHI and is subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115.0 million First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued.

NOTE 4 - RESTRICTED CASH

Net proceeds of $32.0 million from the offering of the 11% Notes were loaned to the Company's indirect wholly-owned subsidiary, Sahara Parkville, Inc. ("Parkville, Inc."), and are restricted for use in connection with the development and construction of a proposed dockside riverboat gaming facility in Parkville, Missouri. As of December 31, 1994, approximately $21.3 million remained available from the $32.0 million dedicated to the Parkville development, approximately $6.1 million had been used in connection with the purchase of a riverboat for the site and approximately $4.6 million had been spent in connection with other expenses associated with developing the proposed Parkville project, including approximately $3.5 million in interim interest. (See Note 8)


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

In March 1994, the Company, through a wholly-owned subsidiary, purchased for approximately $15.1 million a 40-acre parcel of land located in southeast Las Vegas, for future development of a proposed casino hotel complex. The purchase was financed with the proceeds from a private placement of $15 million principal amount of 12% First Mortgage Notes due March 31 1995 ("12% Notes"). As of December 31, 1994, the Company had recorded approximately $1.2 million in preliminary engineering and development costs and $1.7 million representing capitalized interest. (See Notes 6 and 9)

During the three-month period ended December 31, 1994, Sahara Parkville, Inc., capitalized $1.2 million in connection with the development of the proposed dockside riverboat gaming facility. As of December 31, 1994, the Company has incurred $14.8 million in developing the proposed Parkville project. Of this amount, approximately $8.0 million was used to purchase a riverboat for the site, approximately $3.1 million was used for preliminary engineering and development expenses and approximately $3.7 million represents capitalized interest costs. (See Notes 4 and 9)

The Company completed construction in December 1994 of an expansion of the Santa Fe, including the addition of three themed restaurants, approximately 300 new slot machines, a dedicated bingo room, race book and other public areas. The cost of construction and equipment was approximately $14.4 million. During the three-month period ended December 31, 1994, the Company recorded approximately $12.0 million in construction costs associated with the expansion of the Santa Fe.

The Company completed construction in December 1994 of an expansion of the Pioneer, including addition of casino space, the addition of a special events area and increased the administrative and support areas. The cost of construction and equipment was approximately $4.1 million. During the three-month period ended December 31, 1994, the Company recorded approximately $2.2 million in construction costs associated with the expansion of the Pioneer.

NOTE 6 - LONG-TERM DEBT

On March 31, 1994, the Company issued the 12% Notes. The principal amount of the 12% Notes and all accrued interest is due and payable on March 31, 1995. The Company is in discussions with the holders of the 12% Notes regarding a possible extension of the maturity date. The 12% Notes are guarantied by the Company and are secured by, among other things, a first priority lien on the real property pursuant to the Deed of Trust relating thereto. (See Notes 5 and
9)

NOTE 7 - INCOME TAXES

For the three months ended December 31, 1994, a tax benefit of $950,000 was recognized. All of the benefit was a deferred tax benefit. The tax benefit for federal income taxes differs from the amounts computed by applying the federal income tax rate of 35% to income before benefit for federal income taxes for the following items:

                                                          % of Pretax
                                              Amount        Income
                                           ------------   -----------
     Expected benefit for federal
       income taxes                         $1,126,466        35
     Amortization of goodwill                 (135,213)       (3)
     Other                                     (41,253)       (1)
                                            ----------        --
     Benefit for federal income taxes       $  950,000        31
                                            ==========        ==

The Company has federal net operating loss credit carryforwards of approximately $32.0 million expiring at various dates through 2009.

NOTE 8 - SAHARA PARKVILLE, INC.

The development of the proposed Parkville casino is subject to substantial uncertainties, as discussed below, including the granting of necessary gaming and other licenses and certain other approvals, commencement and completion of construction, and the negotiation of additional agreements, as well as the risks inherent in the establishment of a new business enterprise.

At the request of the Missouri Gaming Commission ("MGC"), the Company updated its gaming application in February 1995 and is preparing to submit additional information required before the MGC will determine whether to commence its investigation of Parkville Inc. An investigation typically takes at least several months to complete. No assurance can be given that Parkville Inc. will be chosen for investigation, or if chosen, will be granted a license.

In order to use the vessel purchased for the Parkville casino, Parkville Inc., will be required to obtain a gaming license permitting dockside, rather than "cruising", riverboat gaming. It is the company's intention to request such a license in the application process from the MGC. No assurance can be given that the MGC will pass legislation eliminating the need for riverboats to cruise or that Parkville Inc. will be licensed for dockside gaming.

If Parkville Inc. is not licensed or if the construction of the proposed facility is not complete by June 30, 1995, Parkville Inc. will be unable to commence operations by that date and SFHI will be required under the terms of the indenture under which the 11% Notes were issued to offer to repurchase that principal amount of 11% Notes purchasable with the funds remaining in the Parkville collateral account (See Note 4) and obtained upon disposition of assets related to the project (unless waivers are obtained from the holders of the 11% Notes). Based on current development and construction plans, the Company does not believe the facility can be completed and operating before June 30, 1995. Therefore, the Company currently intends to seek approval from the holders of the 11% Notes for, among other things, an extension of the date by which operations of the proposed Parkville casino must be commenced before Parkville Inc. is required to commence the repurchase offer. No assurance can be given that if such approval is sought that it will be obtained. In the event Parkville Inc. is required to commence a repurchase offer, the holders of warrants to acquire additional 11% Notes will be entitled to acquire for no additional consideration up to an additional $11.5 million principal amount of the 11% Notes.

The estimated total cost of the Parkville project was originally expected to be approximately $38.5 million. As a result of the delay in commencing construction of the proposed facility, revisions to the scope of the project, and increased construction costs associated with the project, it is currently estimated that the project will cost approximately $50.0 million.

Parkville Inc. borrowed $32.0 million from the proceeds of the offering of the 11% Notes. The loan proceeds are restricted for use in connection with the Parkville development. The balance of the originally budgeted project cost was expected to be financed through equipment financing and an equity contribution from SFHI. The balance of the anticipated cost of the project in excess of the originally budgeted amount is expected to be financed, to the extent permitted by the indenture under which the 11% Notes were issued, through equipment financing, other financing sources and additional loans or equity investments from the Company, although no assurance can be given that the additional necessary funds will be available.

In the event the Company is required to commence the repurchase offer of the 11% Notes, the Company may pursue development of the Parkville casino through a joint venture or other arrangement. Although the Company continues the analysis of the financial statement impact of either pursuit of the proposed development through a joint venture or other arrangement, or ceasing the development of a Missouri casino development, the Company expects that implementation of either such action will result in a non-recurring charge to earnings in an amount not yet determined.


NOTE 9 - HENDERSON, NEVADA PROJECT

In December 1994, the Company entered into an agreement to sell the real property located in Henderson, Nevada purchased for possible development of a hotel/casino. (See Note 5) The agreement was subject to several contingencies. In February 1995, the purchaser terminated the agreement in accordance with its terms.

The 12% Notes issued in connection with the purchase of the property mature on March 31, 1995. The Company is in discussions with the holders of the 12% Notes regarding a possible extension of the maturity date. No assurance can be given that the Company will be successful in obtaining an extension of the maturity date. If the Company is unable to obtain a satisfactory extension, additional financing or a sale of the property would be required to satisfy the notes. If the Company is not successful in that regard before March 31, 1995, Sahara Gaming would not have sufficient cash resources to repay the 12% Notes and would default in the payment thereof, which would result in cross-default under substantially all of the Company's long-term indebtedness. Assuming an extension is negotiated, the Company is evaluating the possibility of pursuing the development and financing for the proposed project.

NOTE 10 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the three month period ended December 31, 1994 and 1993 is presented below:

                                           1994          1993
                                        -----------   -----------
Operating Activities:
   Cash paid during the period
   for interest, net of amount
   capitalized of $1,804,035
   for 1994                             $16,812,419   $13,262,042
                                        ===========   ===========

Investing Activities:
   Purchase accounting adjustments
   to property due to adoption of
   SFAS 109                                           $11,062,602
                                                      ===========

NOTE 11-Subsidiary Information

     The Company's primary operations are in the hotel/casino industry and are conducted through SNC, HHI, PHI and SFHI. The operations by Subsidiary for the three months ending December 31, 1994 and December 31, 1993 were as set forth in the following table (dollars in thousands):

                                  Year        SNC         HHI         PHI          SFHI        Other       TOTAL
                                  ----     --------     -------     --------     --------     -------     --------
Operating revenues                1994      $20,537     $13,488      $11,408      $16,195         $12      $61,640
                                           ========     =======     ========     ========     =======     ========

                                  1993      $20,884     $13,100      $12,714      $14,492        ($59)     $61,131
                                           ========     =======     ========     ========     =======     ========


Operating income (loss)           1994       $1,538      $1,151       $1,797       $3,660       ($272)      $7,874
                                           ========     =======     ========     ========     =======     ========

                                  1993       $1,313      $1,426       $2,179       $3,319       ($181)      $7,876
                                           ========     =======     ========     ========     =======     ========


Depreciation and Amortization     1994       $2,050      $1,267       $1,251       $2,036        $172       $6,776
                                           ========     =======     ========     ========     =======     ========

                                  1993      $2,034       $1,265       $1,360       $1,800        $162       $6,621
                                           ========     =======     ========     ========     =======     ========


Capital Expenditures              1994         $430        $161       $1,453      $13,078        $671      $15,793
                                           ========     =======     ========     ========     =======     ========

                                  1993         $657        $136         $153       $8,987          $0       $9,933
                                           ========     =======     ========     ========     =======     ========


Identifiable Assets               1994     $107,203     $79,781     $100,791     $148,586     $36,208     $472,569
                                           ========     =======     ========     ========     =======     ========

                                  1993     $110,351     $83,782     $105,243     $151,970     $19,730     $471,076
                                           ========     =======     ========     ========     =======     ========

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Sahara Gaming Corporation:


We have reviewed the accompanying consolidated condensed balance sheet of Sahara Gaming Corporation and subsidiaries as of December 31, 1994, the related consolidated condensed statements of operations and of cash flows for the three-month periods ended December 31, 1994 and 1993, and of stockholders' equity for the three-month period ended December 31, 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.


A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.


We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sahara Gaming Corporation and subsidiaries as of September 30, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 16, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


As discussed in Note 9, the Company's agreement to sell certain land in Henderson, Nevada was terminated in February 1995. The current portion of long-term debt includes $15,000,000 borrowed to acquire the land through a private placement of 12% Notes (the "Notes") which mature in March 1995. Management of the Company is currently negotiating to obtain an extension of the Notes. If the Company is unable to obtain a satisfactory extension, additional financing or the sale of the property would be required to repay the Notes in March 1995. A nonpayment default under the Notes would, under cross-default provisions, constitute a default under substantially all of the Company's long-term debt agreements. Although the outcome of these matters is not certain, management believes that the Company will be able to obtain an extension.



DELOITTE & TOUCHE LLP


Las Vegas, Nevada

February 10, 1995

                           SAHARA GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

Three Months Ended December 31, 1994 and 1993
- ---------------------------------------------

Revenues increased $500,000 to $61.6 million for the quarter ended December 31,
- --------
1994 from $61.1 million in the prior year quarter. The Santa Fe Hotel and Casino ("Santa Fe") and the Hacienda Hotel and Casino ("Hacienda") recorded revenue increases of $1.7 million, or 11.8%, and $400,000, or 3.0%, respectively, when comparing the 1994 period with the prior year. The Pioneer Hotel and Gambling Hall ("Pioneer") and the Sahara Hotel and Casino ("Sahara") reported decreases of $1.3 million, or 10.3%, and $300,000, or 1.7%, respectively when comparing the two periods.

The Company's casino revenues totalled $38.6 million, a $1.1 million, or 2.9%, increase over the prior year's quarter. A $1.2 million, or 11.1% increase in casino revenues at the Santa Fe and a $900,000, or 11.4%, increase in casino revenues at the Sahara in the current year's quarter over that of the prior year were partially offset by a decrease in casino revenues at the Pioneer of $1.1 million, or 9.9%, when comparing the two fiscal periods. The Hacienda reported casino revenues for the 1994 three month period that were comparable to the 1993 period. Management believes that the increase in casino revenues at the Santa Fe is primarily due to the property's growing popularity with the residents of northwest Las Vegas and the continuing growth of the local population. Slot machine handle and revenues were higher at the Sahara for the fiscal 1994 quarter. Although the Sahara recorded a decrease in table game handle of 3.4%, an increase in the table game hold percentage resulted in a net increase in table game win of 11.7%. The decrease in casino revenues at the Pioneer is believed to be primarily due to the construction of the expansion which was completed in December 1994, coupled with a decreased growth rate in the Laughlin gaming market and continued increase in the competitive environment in Laughlin.

The Company's hotel revenues decreased $50,000, or 0.5%, during the three months ended December 31, 1994 from the corresponding 1993 period on a net decrease of 9,921 occupied room nights. Contributing to this decrease were approximately 8,600 fewer room nights recorded at the Sahara in the period. The decrease at the Sahara is believed to be the result of reduced convention business in the period. Offsetting the decrease in revenues at the Sahara was an increase at the Hacienda, primarily the result of an increase in the average room rate associated with tour and travel contracts. Room occupancy percentages were 84.4% at the Sahara, 92.4% at the

Hacienda, 95.9% at the Santa Fe and 80.3% at the Pioneer for the three months ended December 31, 1994. This compares to 88.9%, 92.5%, 93.2% and 85.4% for each of the hotel/casinos for the quarter ended December 31, 1993, respectively.

The Company's food and beverage revenues decreased $600,000, or 7.2%, primarily at the Sahara. The change is considered to be primarily the result of the fewer occupied room nights and a decrease in banquet functions at the Sahara related to the reduced convention business.

Operating expenses increased $500,000, or 1.0%, in the current quarter when
- ------------------
compared to the same prior year period. The Santa Fe and Hacienda recorded operating expense increases of $1.2 million and $700,000, respectively, when compared to the prior year period. The Sahara and Pioneer reported decreases of $600,000 and $900,000, respectively, compared to the prior year period.

Casino expenses were $200,000, or 1.0%, lower for the Company's current three month period, with the Sahara and Hacienda each reporting a relatively small increase and decrease, respectively. The Santa Fe reported an increase of $600,000, or 14.2%, primarily due to the increase in the Santa Fe's business volume. Casino expenses at the Pioneer decreased $800,000, or 13.4%, for the quarter ended December 31, 1994 over the comparable 1993 period, primarily associated with the decrease in casino revenues.


Selling, general and administrative for the Company increased $400,000, or 5.7%, in the 1994 period. Increases of $200,000, or 16.3%, and $300,000, or 19.4%, at
the Hacienda, and Santa Fe, respectively, were primarily related to increased advertising and promotional costs. At the Pioneer, the increase in the covered period was $300,000 or 41.9% and was primarily attributed to payroll and promotional costs. The increases described above were offset by a decrease of $600,000, or 19.1%, at the Sahara related to reduced advertising costs in the period.
Depreciation and amortization expense for the Company increased $200,000, or 2.4%, in the quarter ended December 31, 1994 as compared to the prior year period, with an increase of $200,000, or 13.1%, at the Santa Fe, primarily due to increased depreciation on an expansion project, partially offset by a decrease of $100,000, or 8.0%, at the Pioneer, due to decreased amortization of intangible property.

Operating income for the three months ended December 31, 1994 was $7.9 million,
- ----------------
the same as in the 1993 period. Period to period changes for the four hotel/casinos were as follows: the Santa Fe increased operating income to $3.7 million in the current period as compared to $3.1 million in the prior year period, a 16.6% increase; the Sahara had operating income of $1.3 million for the 1994 period as compared to $1.1 million for the quarter in 1993, a 21.9% increase; the Pioneer experienced operating income of $1.8 million in 1994 compared to $2.2 million in 1993, a 17.5% decrease; and the Hacienda's operating income was $1.2 million in the three month period of this year compared to income of $1.4 million last year, a 19.3% decrease.

Interest expense increased $1.6 million in the fiscal 1994 period to $11.1
- ----------------
million as compared to $9.5 million for the period ended December 31, 1993. The increase in interest expenses is primarily the result of the issuance of $115 million principal amount of 11% First Mortgage Notes due 2000 (the "11% Notes") in December 1993.

Loss before federal income tax increased to $3.2 million for the three months
- ------------------------------
ended December 31, 1994 as compared to a loss of $1.6 for the same period in fiscal 1994. Net loss in the current period was $2.3 million as compared to a loss of $1.2 last year.


LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") was $14.7 million for the quarter ended December 31, 1994 as compared to $14.5 million for the prior year period. EBITDA is presented to enhance the understanding of the financial performance of the Company and its ability to service its indebtedness, but should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

The Company has historically generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements to maintain existing facilities, and provide working capital to the parent company. However, as of December 31, 1994, the outstanding amount of the Company's long-term debt in relation to its stockholders equity balance (11:1) or as a percent of total assets, (85%) categorizes the Company as highly leveraged.

The indentures under which the $120.0 million principal amount of First Mortgage Notes due 1998 ("13-1/2% Notes") and the 11% Notes were issued contain restrictions on payments to and investments in affiliates by Pioneer Hotel Inc. ("Pioneer Inc.") and Santa Fe Hotel Inc. ("Santa Fe Inc."), as applicable, including to the Company. As a result of these restrictions, all or a significant portion of the cash flow generated by Pioneer Inc. and Santa Fe Inc., as applicable, is not currently and is not expected in the near future to be available for distribution to the Company.

Approximately $32.9 million of the Company's current assets at December 31, 1994, including approximately $27.7 million of cash and short term investments, were held by Pioneer Inc. and the Santa Fe Inc., and are subject to the indenture restrictions described above and are not currently available for distribution to the Company. Excluding the working capital of Pioneer Inc. and Santa Fe Inc., and $15.0 million of indebtedness, together with accrued interest, that matures in March 1995 (See "Debt Obligations"), the Company had a working capital balance of approximately $2.8 million at December 31, 1994.

To the extent cash flow generated by Pioneer Inc. and Santa Fe Inc. is not available for distribution to the Company, the Company must rely on existing cash resources and cash flow generated by Sahara Nevada Corp. ("Sahara Nevada") and Hacienda Hotel Inc. ("Hacienda Inc."), the subsidiaries of the Company that own the Sahara and Hacienda, respectively. Historically, the operating results of Sahara Nevada and Hacienda Inc. have not generated sufficient cash flow to provide liquidity to the Company. Based on current operations and available resources, management believes that, barring unforeseen circumstances, the Company will have sufficient cash resources to meet its operating requirements through the fiscal year ending September 30, 1995, although no assurance can be given to that effect. The Company has entered into an agreement to sell substantially all of the assets of the Hacienda. (See "Debt Obligations")

The Company's principal uses of funds generated from operations for the last three fiscal years have been for interest payments on indebtedness and capital expenditures. Additionally, the Company has incurred indebtedness to finance its capital expenditures. Interest expense for the quarter ended December 31, 1994, and for fiscal years 1994, 1993, and 1992 was $11.1 million, $43.2 million, $37.8 million and $39.6 million, respectively. Capital expenditures for the quarter ended December 31, 1994 and for fiscal years 1994, 1993 and 1992 were $15.8 million, $40.1 million, $3.8 million and $5.5 million, respectively. Excluding $12.0 million and $2.2 million incurred in the first quarter of fiscal 1995 at the Santa Fe Inc. and Pioneer Inc., respectively, related to expansions of the Santa Fe and the Pioneer, management believes that future capital expenditures required to maintain the facilities will be approximately $2.5 million per year in the aggregate. These expenditures are likely to be used for the acquisition of slot machines and computer equipment and the refurbishment of casinos, hotel rooms, food and beverage facilities and public areas and are expected generally to be financed with cash flow from operations.

Capital Expenditures    In May 1994, the Company commenced construction of an
- ---------------------
expansion of the Santa Fe, which was completed in December 1994. The expansion included the addition of three themed restaurants, approximately 300 new slot machines, a dedicated bingo room, race book, and other public areas. The cost of construction and equipment was approximately $14.4 million. The expansion was financed through working capital made available through the issuance of 11% Notes.

The Company commenced construction of an expansion of the Pioneer in July 1994, which was completed in December 1994. The Pioneer expansion included the addition of casino space, the addition of a special events area and increased administrative and support areas. The cost of construction and equipment was approximately $4.1 million. The expansion was financed through working capital and equipment financing.

Debt Obligations    The Company's $15.0 million principal amount of 12% Notes
- ----------------
due March 31, 1995 ("12% Notes"), are secured by the property acquired for the possible development of a hotel/casino in Henderson, Nevada. In December 1994, the Company entered into an agreement to sell this property, subject to several contingencies. In February 1995, the buyer terminated the agreement in accordance with its terms. The Company is in discussions with the holders of the debt regarding a possible extension of the maturity date of the 12% Notes. No assurance can be given that the Company will be successful in obtaining an extension of the maturity date. If the Company is unable to obtain satisfactory extensions, additional financing or a sale of the property would be required to repay the Notes. If the Company is not successful in that regard before March 31, 1995, the Company would not have sufficient cash resources to repay the 12% Notes and would default in the payment thereof, which would result in cross-defaults under substantially all of the Company's long-term indebtedness. Assuming an extension is negotiated, the Company is evaluating the possibilities of pursuing the development and financing for the proposed project.

Approximately $22.0 million principal amount of indebtedness is scheduled to mature in December 1995 under the terms of a note secured by a first deed of trust ("PERS Note") on the Hacienda. In January 1995, the Company entered into an agreement to sell substantially all of the assets of the Hacienda property for $80 million in an all cash transaction. The sale is subject to several contingencies, including the buyer's obtaining all appropriate regulatory licenses and approvals. Additionally, the Company is aware that the buyer is a defendant in litigation involving the buyers acquisition of the Hacienda. The buyer has informed the Company that he believes the allegations are without merit and intends to defend the lawsuit vigorously. Proceeds from the sale, if consummated, will be used in part to repay the PERS Note, approximately $22.0 million outstanding as of December 31, 1994. Additionally, $32.0 million of proceeds will be used to satisfy an affiliate note in favor of Sahara Nevada. (See affiliate notes discussed below) Furthermore, the Company has entered into an agreement, contingent upon consummation of the sale of the assets of the Hacienda, to acquire $20.0 million principal amount of the 13-1/2% Notes for $15.5 million from the proceeds of the Hacienda sale. The 13-1/2% Notes acquired pursuant to this agreement would be available to meet the Company's $12.75 million sinking fund payment due in December 1996. Remaining proceeds may be utilized for working capital purposes, including the development of proposed projects, expansion or renovation of existing facilities and reduction of outstanding indebtedness.

The $115.0 million principal amount of 12-1/8% First Mortgage Notes due in 1996 ("12-1/8% Note") is scheduled to mature in August 1996. Affiliate notes in the principal amounts of $18 million issued by Santa Fe Inc. and $32 million issued by Hacienda Inc., each in favor of Sahara Nevada, mature simultaneously with the maturity of the 12-1/8% Notes or, if earlier, upon the sale of the Hacienda or the Santa Fe. Upon consummation of the sale of substantially all of the assets of the Hacienda, the $32 million affiliate note will become due and will be paid out of the proceeds of the sale. Such funds may then be used by Sahara Nevada for capital expenditures at the Sahara, or may be loaned to wholly-owned subsidiaries of the Company, pursuant to comparable affiliate notes that would mature in August 1996. Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions of certain assets (including the sale of the Hacienda), in order to satisfy the 12-1/8% Notes when they mature, no assurance can be given that the Company will be able to refinance some or all of its indebtedness or dispose of any assets. Any such refinancing would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed refinancing.

If the Company is ultimately unable to refinance such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions to repay the debt, and if the holders of the various debt instruments were not to extend the maturity dates, events of default would occur under certain of the Company's debt agreements, which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

Current operations are providing sufficient cash flow to meet operating requirements and interest expense on existing indebtedness and to fund limited capital improvements. No assurance can be given that operations will continue to provide sufficient cash flow to meet operating requirements and interest expense. Results from operations at the Pioneer for the twelve months ended December 31, 1994 provided EBITDA of $14.0 million, approximately 1.0 times annual debt service on the 13-1/2% Notes. During the three months ended December 31, 1994, the Pioneer had EBITDA of $3.0 million compared to $3.5 million in the prior year period. (See Results of Operations - Revenues) As of December 31, 1994, Pioneer had a working capital balance of $2.9 million. Management believes that, based on current operations, the anticipated impact of the recently completed expansions, and available resources, barring unforeseen circumstances, the Pioneer will have sufficient cash resources to meet its debt service requirements through the fiscal year ending September 30, 1995, although no assurance can be given to that effect.

Parkville Inc.  The development of the proposed Parkville casino is subject to
- --------------
substantial uncertainties, as discussed below, including the granting of necessary gaming and other licenses and certain other approvals, commencement and completion of construction, and the negotiation of additional agreements, as well as the risks inherent in the establishment of a new business enterprise.

At the request of the Missouri Gaming Commission ("MGC"), the Company updated its gaming application in February 1995 and is preparing to submit additional information required before the MGC will determine whether to commence its investigation of Parkville Inc. An investigation typically takes at least several months to complete. No assurance can be given that Parkville Inc. will be chosen for investigation, nor if chosen, will be granted a license.

In order to use the vessel purchased for the Parkville casino, Parkville Inc., will be required to obtain a gaming license permitting dockside, rather than "cruising", riverboat gaming. It is the company's intention to request such a license in the application process from the MGC. No assurance can be given that the MGC will pass legislation eliminating the need for riverboats to cruise or that Parkville Inc. will be licensed for dockside gaming.

If Parkville Inc. is not licensed or if the construction of the proposed facility is not complete by June 30, 1995, Parkville Inc. will be unable to commence operations by that date and SFHI will be required under the terms of the indenture under which the 11% Notes were issued to offer to repurchase that principal amount of 11% Notes purchasable with the funds remaining in the Parkville collateral account (See Note 4) and obtained upon disposition of assets related to the project (unless waivers are obtained from the holders of the 11% Notes). Based on current development and construction plans, the Company does not believe the facility can be completed and operating before June 30, 1995. Therefore, the Company currently intends to seek approval from the holders of the 11% Notes for, among other things, an extension of the date by which operations of the proposed Parkville casino must be commenced before Parkville Inc. is required to commence the repurchase offer. No assurance can be given that if such approval is sought that it will be obtained. In the event Parkville Inc. is required to commence a repurchase offer, the holders of warrants to acquire additional 11% Notes will be entitled to acquire for no additional consideration up to an additional $11.5 million principal amount of the 11% Notes.

The estimated total cost of the Parkville project was originally expected to be approximately $38.5 million. As a result of the delay in commencing construction of the proposed facility, revisions to the scope of the project, and increased construction costs associated with the project, it is currently estimated that the project will cost approximately $50.0 million.

Parkville Inc. borrowed $32.0 million from the proceeds of the offering of the 11% Notes. The proceeds are restricted for use in connection with the Parkville development. The balance of the originally budgeted project cost was expected to be financed through equipment financing and an equity contribution from SFHI. The balance of the anticipated cost of the project in excess of the originally budgeted amount is expected to be financed to the extent permitted by the indenture under which the 11% Notes were issued, through equipment financing, other financing sources and additional loans or equity investments from the Company, although no assurance can be given that the additional necessary funds will be available.

In the event the Company is required to commence the repurchase offer of the 11% Notes, the Company may pursue development of the Parkville casino through joint venture or other arrangement. Although the Company continues analysis of the financial statement impact of either pursuit of the proposed development through a joint venture or ceasing the development of a Missouri casino development, the Company expects that implementation of either such action will result in a non-recurring charge to earnings in an amount not yet determined.

Treasure Bay  The Company is incurring and expects to incur professional
- ------------
expenses and other expenses associated with the legal proceedings involving Treasure Bay and the Company's investment in Treasure Bay. The Company included an estimate of such expenses in the charge agreement income relating to the investment in Treasure Bay recorded in the fourth quarter of fiscal 1994. The Company will review the status of the legal proceeding involving Treasure Bay in order to evaluate the adequacy of the previously recorded charge against income.

Related Parties  LICO, a company wholly-owned by Mr. Lowden, Chairman of the
- ---------------
Board, Chief Executive Officer and 51% stockholder of the Company, had borrowed $476,000 from Hacienda Inc., pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was $510,000 as of December 31, 1994. The demand loan to LICO bears interest at 2% over the prime rate.

As of September 30, 1993, Mr. Lowden had borrowed an aggregate of $1.9 million from the Company. The unsecured demand loans were evidenced by promissory notes and accrued interest at a rate equal to 2% over the prime rate. On January 4, 1994, Mr. Lowden repaid the loans from the Company in full, together with accrued interest.

In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement whereby the principal balance (approximately $4,739,917 as of January 30, 1995) of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. The loan is secured by substantially all of Sahara Gaming's common stock (the "Pledged Shares") owned by Mr. Lowden. Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. If an event of default were to occur under his personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of Sahara Gaming's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of Sahara Gaming's common stock, an event of default would be triggered under certain of Sahara Gaming's long-term indebtedness, which would result in cross-defaults under substantially all of Sahara Gaming's other long-term indebtedness, including the Notes.

Effects of Inflation
- --------------------

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel and contract sales operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

                           SAHARA GAMING CORPORATION

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     Certain legal proceedings were disclosed in the Company's annual report on Form 10-K for the year ended September 30, 1994

     Except as set forth below, there were no material developments in any material legal proceeding during the quarter ended December 31, 1994

     On or about January 17, 1995, the Company and Santa Fe commenced an adversary proceeding in Treasure Bay's bankruptcy case in the United States Bankruptcy Court for the Southern District of Mississippi. The adversary proceeding seeks the return of bankroll or cage cash at Treasure Bay's casinos on the grounds that such funds are held by Treasure Bay in constructive trust for the Company and SFHI. The complaint alleges that Treasure Bay fraudulently induced the Company to execute the guarantees of the loans by which Treasure Bay obtained the bankroll or cage cash. The complaint also seeks an order of the Bankruptcy Court requiring the bankroll or cage cash to be held in tact pending the litigation. The defendants in the adversary proceeding, Treasure Bay Corp. and Treasure Bay Gaming & Resorts, have not yet responded to the complaint.


Item 2 - Changes in Securities

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to a vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

            10.102 Bill of Sale dated as of December 28, 1994 from PDS Financial Corporation to Pioneer Hotel Inc. with respect to the sale of certain gaming equipment.*

            10.103 Credit Agreement dated as of December 28, 1994 by and between Pioneer Hotel Inc. and PDS Financial Corporation.*

            10.104 Promissory Note dated as of December 28, 1994 in the amount of $627,800 by Pioneer Hotel Inc. to the order of PDS Financial Corporation.*

            10.105 Security Agreement dated as of December 28, 1994 by Pioneer Hotel Inc. in favor of PDS Financial Corporation.*

            10.106 Subordination Agreement dated as of December 28, 1994 by and between PDS Financial Corporation and Pioneer Hotel Inc.*

            10.107 Agreement for Purchase and Sale dated as of January 10, 1995 by and among Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and William G. Bennett.*

            27        Financial Data Schedule, Article 5.

     (b)  Reports on Form 8K.

      None

          ----------
          * to be filed by amendment

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                              SAHARA GAMING CORPORATION, Registrant



                              By:      /s/ Thomas K. Land
                                 ---------------------------------------------
                                    Thomas K. Land, Chief Financial Officer


Dated: February 14, 1995

Sahara Gaming Corporation

Las Vegas, Nevada


We have made a review, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sahara Gaming Corporation and subsidiaries for the periods ended December 31, 1994 and 1993, as indicated in our report dated February 10, 1995 (which includes an explanatory paragraph regarding the Company's ability to repay certain indebtedness); because we did not perform an audit, we expressed no opinion on that information.


We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 is incorporated by reference in Registration Statement No. 33-44700 on Form S-8 and in post-effective Amendment No. 1 to Registration Statement No. 33-7053 on Form S-8.


We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP


Las Vegas, Nevada

February 10, 1995