Form 10-Q/A
period 1994-12-31
SAHARA GAMING CORP
filed 1995-02-16
CIK 812482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                              FORM 10-Q/A

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

In addition, approximately $22.6 million of the Company's consolidated cash and short term investments is held by SFHI and is subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115.0 million principal amount of First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued.

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

In March 1994, the Company, through a wholly-owned subsidiary, purchased for approximately $15.1 million a 40-acre parcel of land located in southeast Las Vegas, for future development of a proposed casino hotel complex. The purchase was financed with the proceeds from a private placement of $15 million principal amount of 12% First Mortgage Notes due March 31, 1995 ("12% Notes") issued by a subsidiary of the Company and guaranteed by the Company. As of December 31, 1994, the Company had recorded approximately $1.2 million in preliminary engineering and development costs and $1.7 million representing capitalized interest. (See Notes 6 and 9)

During the three-month period ended December 31, 1994, Sahara Parkville, Inc. capitalized $1.2 million in connection with the development of the proposed dockside riverboat gaming facility. As of December 31, 1994, the Company had incurred $14.8 million in developing the proposed Parkville project. Of this amount, approximately $8.0 million was used to purchase a riverboat for the site, approximately $3.1 million was used for preliminary engineering and development expenses and approximately $3.7 million represents capitalized interest costs. (See Notes 4 and 9)

The Company completed construction in December 1994 of an expansion of the Santa Fe, including the addition of three themed restaurants, approximately 300 new slot machines, a dedicated bingo room, race book and other public areas. The cost of construction and equipment was approximately $14.4 million. During the three-month period ended December 31, 1994, the Company recorded approximately $12.0 million in construction costs associated with the expansion of the Santa Fe.

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


NOTE 6 - LONG-TERM DEBT

On March 31, 1994, a subsidiary of the Company issued the 12% Notes. The principal amount of the 12% Notes and all accrued interest is due and payable on March 31, 1995. The Company is in discussions with the holders of the 12% Notes regarding a possible extension of the maturity date. The 12% Notes are guarantied by the Company and are secured by, among other things, a first priority lien on the real property pursuant to the Deed of Trust relating thereto. (See Notes 5 and 9)

NOTE 7 - INCOME TAXES

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

In order to use the vessel purchased for the Parkville casino, Parkville Inc. will be required to obtain a gaming license permitting dockside, rather than "cruising", riverboat gaming. It is the Company's intention to request such a license in the application process from the MGC. No assurance can be given that the MGC will grant Parkville Inc. a license for dockside gaming.

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

The 12% Notes issued in connection with the purchase of the property mature on March 31, 1995. The Company is in discussions with the holders of the 12% Notes regarding a possible extension of the maturity date. No assurance can be given that the Company will be successful in obtaining an extension of the maturity date. If the Company is unable to obtain a satisfactory extension, additional financing or a sale of the property would be required to satisfy the 12% Notes. If the Company is not successful in that regard before March 31, 1995, Sahara Gaming would not have sufficient cash resources to repay the 12% Notes and would default in the payment thereof, which would result in cross-defaults under substantially all of the Company's long-term indebtedness. Assuming an extension is negotiated, the Company is evaluating the possibility of pursuing the development and financing for the proposed project.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

Three Months Ended December 31, 1994 and 1993
- ---------------------------------------------

Revenues increased $500,000 to $61.6 million for the quarter ended December 31,
- --------

1994 from $61.1 million in the prior year quarter. The Santa Fe Hotel and Casino ("Santa Fe") and the Hacienda Hotel and Casino ("Hacienda") recorded revenue increases of $1.7 million, or 11.8%, and $400,000, or 3.0%, respectively, when comparing the 1994 period with the prior year. The Pioneer Hotel and Gambling Hall ("Pioneer") and the Sahara Hotel and Casino ("Sahara") reported decreases of $1.3 million, or 10.3%, and $300,000, or 1.7%, respectively, when comparing the two periods.

The Company's casino revenues totalled $38.6 million, a $1.1 million, or 2.9%, increase over the prior year's quarter. A $1.2 million, or 11.1%, increase in casino revenues at the Santa Fe and a $900,000, or 11.4%, increase in casino revenues at the Sahara in the current year's quarter over that of the prior year were partially offset by a decrease in casino revenues at the Pioneer of $1.1 million, or 9.9%, when comparing the two fiscal periods. The Hacienda reported casino revenues for the 1994 three month period that were comparable to the 1993 period. Management believes that the increase in casino revenues at the Santa Fe is primarily due to the property's growing popularity with the residents of northwest Las Vegas and the continuing growth of the local population. Slot machine handle and revenues were higher at the Sahara for the fiscal 1994 quarter. Although the Sahara recorded a decrease in table game handle of 3.4%, an increase in the table game hold percentage resulted in a net increase in table game win of 11.7%. The decrease in casino revenues at the Pioneer is believed to be primarily due to the construction of the expansion which was completed in December 1994, coupled with a decreased growth rate in the Laughlin gaming market and continued increase in the competitive environment in Laughlin.

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

Selling, general and administrative expenses for the Company increased $400,000, or 5.7%, in the 1994 period. Increases of $200,000, or 16.3%, and $300,000, or
19.4%, at the Hacienda, and Santa Fe, respectively, were primarily related to increased advertising and promotional costs. At the Pioneer, the increase in the covered period was $300,000 or 41.9% and was primarily attributed to payroll and promotional costs. The increases described above were offset by a decrease of $600,000, or 19.1%, at the Sahara related to reduced advertising costs in the period.

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

The Company has historically generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements to maintain existing facilities, and provide working capital to the parent company. However, as of December 31, 1994, the outstanding amount of the Company's long-term debt in relation to its stockholders equity balance (11:1) or as a percent of total assets (85%) categorizes the Company as highly leveraged.

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

Approximately $22.0 million principal amount of indebtedness is scheduled to mature in December 1995 under the terms of a note secured by a first deed of trust ("PERS Note") on the Hacienda. In January 1995, the Company entered into an agreement to sell substantially all of the assets of the Hacienda property for $80 million in an all cash transaction. The sale is subject to several contingencies, including the buyer's obtaining all appropriate regulatory licenses and approvals. Additionally, the Company is aware that the buyer is a defendant in litigation involving the buyer's acquisition of the Hacienda. The buyer has informed the Company that he believes the allegations are without merit and intends to defend the lawsuit vigorously. Proceeds from the sale, if consummated, will be used in part to repay the PERS Note, approximately $22.0 million outstanding as of December 31, 1994. Additionally, $32.0 million of proceeds will be used to satisfy an affiliate note in favor of Sahara Nevada. (See affiliate notes discussed below) Furthermore, the Company has entered into an agreement, contingent upon consummation of the sale of the assets of the Hacienda, to acquire $20.0 million principal amount of the 13-1/2% Notes for $15.5 million from the proceeds of the Hacienda sale. The 13-1/2% Notes acquired pursuant to this agreement would be available to meet the Company's $12.75 million sinking fund payment due in December 1996 on the 13-1/2% Notes. Remaining proceeds may be utilized for working capital purposes, including the development of proposed projects, expansion or renovation of existing facilities and reduction of outstanding indebtedness.

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

Current operations are providing sufficient cash flow to meet operating requirements and interest expense on existing indebtedness and to fund limited capital improvements. No assurance can be given that operations will continue to provide sufficient cash flow to meet operating requirements and interest expense. Results from operations at the Pioneer for the twelve months ended December 31, 1994 provided EBITDA of $14.0 million, approximately 1.0 times annual debt service on the 13-1/2% Notes. During the three months ended December 31, 1994, the Pioneer had EBITDA of $3.0 million compared to $3.5 million in the prior year period. (See Results of Operations - Revenues) As of December 31, 1994, Pioneer had a working capital balance of $2.9 million. Management believes that, based on current operations, the anticipated impact of the recently completed expansion, and available resources, barring unforeseen circumstances, the Pioneer will have sufficient cash resources to meet its debt service requirements through the fiscal year ending September 30, 1995, although no assurance can be given to that effect.

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

In order to use the vessel purchased for the Parkville casino, Parkville Inc., will be required to obtain a gaming license permitting dockside, rather than "cruising", riverboat gaming. It is the company's intention to request such a license in the application process from the MGC. No assurance can be given that the MGC will grant Parkville Inc. a license for dockside gaming.

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

In the event the Company is required to commence the repurchase offer of the 11% Notes, the Company may pursue development of the Parkville casino through joint venture or other arrangement. Although the Company continues analysis of the financial statement impact of either pursuit of the proposed development through a joint venture or other arrangement or ceasing the development of a Missouri casino development, the Company expects that implementation of either such action will result in a non-recurring charge to earnings in an amount not yet determined.

Treasure Bay  The Company is incurring and expects to continue to incur
- ------------
professional expenses and other expenses associated with the legal proceedings involving Treasure Bay and the Company's investment in Treasure Bay. The Company included an estimate of such expenses in the charge against income relating to the investment in Treasure Bay recorded in the fourth quarter of fiscal 1994. The Company expects to review the status of the legal proceeding involving Treasure Bay periodically in order to evaluate the adequacy of the previously recorded charge against income.

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

                           SAHARA GAMING CORPORATION

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     Certain legal proceedings were disclosed in the Company's annual report on Form 10-K for the year ended September 30, 1994.

     Except as set forth below, there were no material developments in any material legal proceeding during the quarter ended December 31, 1994.

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

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

            10.102 Bill of Sale dated as of December 28, 1994 from PDS Financial Corporation to Pioneer Hotel Inc. with respect to the sale of certain gaming equipment.

            10.103 Credit Agreement dated as of December 28, 1994 by and between Pioneer Hotel Inc. and PDS Financial Corporation.


            10.104 Promissory Note dated as of December 28, 1994 in the amount of $627,800 by Pioneer Hotel Inc. to the order of PDS Financial Corporation.

            10.105 Security Agreement dated as of December 28, 1994 by Pioneer Hotel Inc. in favor of PDS Financial Corporation.


            10.106 Subordination Agreement dated as of December 28, 1994 by and between PDS Financial Corporation and Pioneer Hotel Inc.

            10.107 Agreement for Purchase and Sale dated as of January 10, 1995 by and among Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and William G. Bennett.

            23        Letter in lieu of Consent of Deloitte & Touche.*

            27        Financial Data Schedule.*

     (b)  Reports on Form 8K.

      None

          ----------

          * Previously filed

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


Dated: February 16, 1995