Form 10-Q
period 1995-03-31
SAHARA GAMING CORP
filed 1995-05-15
CIK 812482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH  31, 1995
                                -----------------
[   ]  TRANSITION REPORT PURSUANT   TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934  For the transition period from  _________ to ____

COMMISSION FILE NUMBER:    1-9481
                        -------------

                           SAHARA GAMING CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEVADA                             88-0304348
    -----------------------------       -------------------------------
    (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)        Identification Number)



            2535 LAS VEGAS BLVD. SOUTH, LAS VEGAS, NEVADA  89109
            ----------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 737-2111
            ------------------------------------------------------
            (Registrant's  telephone  number, including area code)

  ---------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES_____               NO_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    6,194,433                         as of                   May  10, 1995
- - --------------------------------------------------------------------------------
Amount  Outstanding                                                Date

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES


                                     INDEX


PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements            Page
                                                               ----
Balance sheets at March 31, 1995
     (unaudited) and September 30, 1994                         2

     Statements of Operations for the three and six
     months ended March 31, 1995 and 1994
     (unaudited)                                                3

     Statement of Changes in Stockholders' Equity
     for the six months ended March 31, 1995
     (unaudited)                                                4

     Statements of Cash Flows for the six months
     ended March 31, 1995 and 1994 (unaudited)                  5

     Notes to Consolidated Condensed Financial
     Statements (unaudited)                                     6

     Independent Accountants'  Review Report                   15

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                            16


PART II.  OTHER INFORMATION                                    30

                  Sahara Gaming Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                                       March 31,       September 30,
             ASSETS                                                       1995             1994
- - ----------------------------------------------                       ------------      -------------
                                                                      (Unaudited)
Current assets:
  Cash and short-term investments                                     $ 38,534,261     $ 55,582,503
  Accounts receivable, net                                               9,605,327        7,907,050
  Accounts receivable, officer                                             515,863          500,525
  Inventories                                                            2,585,712        2,787,397
  Prepaid expenses & other                                               7,118,871        7,323,786
                                                                      ------------     ------------

Total current assets                                                    58,360,034       74,101,261

Restricted cash - less current portion                                  21,236,471       23,079,791

Property and equipment, net                                            324,705,680      314,470,366

Goodwill                                                                48,203,785       48,835,414

Other assets                                                            18,238,306       18,068,605
                                                                      ------------     ------------

Total assets                                                          $470,744,276     $478,555,437
                                                                      ============     ============


LIABILITIES and STOCKHOLDERS' EQUITY
- - ----------------------------------------------

Current liabilities:
  Current portion of long-term debt                                   $ 46,424,652     $ 23,238,239
  Accounts payable                                                       8,145,352        6,790,785
  Interest payable                                                      10,816,031       11,589,574
  Accrued and other liabilities                                         15,831,272       15,970,810
                                                                      ------------     ------------

Total current liabilities                                               81,217,307       57,589,408

Deferred income taxes                                                    2,226,335        4,945,335

Long-term debt - less current portion                                  356,596,752      379,092,885

Stockholders' Equity:

  Common Stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,194,433 shares                         61,944           61,944
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-7,570,895 shares at
    Sept. 30, 1994 and 7,873,223 at Mar. 31, 1995                       16,848,697       16,201,715
  Additional paid-in capital                                            51,513,504       51,513,504
  Accumulated deficit                                                  (37,632,489)     (30,761,580)
                                                                      ------------     ------------
      Total                                                             30,791,656       37,015,583

  Less treasury stock - 4,875 shares, at cost                              (87,774)         (87,774)
                                                                      ------------     ------------

Total stockholders' equity                                              30,703,882       36,927,809
                                                                      ------------     ------------

Total liabilities and stockholders' equity                            $470,744,276     $478,555,437
                                                                      ============     ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Sahara Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                             Three Months     Three Months      Six Months       Six Months
                                                Ended            Ended            Ended            Ended
                                            March 31, 1995   March 31, 1994   March 31, 1995   March 31, 1994
                                           ---------------- ---------------- ---------------- ----------------
Revenues:
  Casino                                       $38,927,969      $40,019,590      $77,548,645      $77,561,668
  Hotel                                         10,555,917        9,781,137       20,181,259       19,454,023
  Food and beverage                              8,440,479        8,038,629       15,726,126       15,889,362
  Other revenues                                 6,409,411        7,144,906       12,517,660       13,210,086
                                           ---------------- ---------------- ---------------- ----------------
Total revenues                                  64,333,776       64,984,262      125,973,690      126,115,139
                                           ---------------- ---------------- ---------------- ----------------
Operating expenses:
  Casino                                        18,338,953       17,542,316       35,390,676       34,760,475
  Hotel                                          4,331,533        4,455,443        8,457,447        8,567,365
  Food and beverage                             10,867,506        9,646,947       19,924,497       18,877,047
  Other operating expenses                       3,611,952        3,551,505        7,002,356        6,961,808
  Selling, general & administrative              7,906,794        7,656,467       15,270,237       14,831,478
  Utilities & property expenses                  6,456,625        5,817,059       12,457,688       11,306,241
  Depreciation & amortization                    7,266,411        6,759,172       14,042,793       13,379,735
                                           ---------------- ---------------- ---------------- ----------------
Total operating expenses                        58,779,774       55,428,909      112,545,694      108,684,149
                                           ---------------- ---------------- ---------------- ----------------
Operating income                                 5,554,002        9,555,353       13,427,996       17,430,990

Interest expense                                11,277,299       11,492,139       22,369,767       20,994,389
                                           ---------------- ---------------- ---------------- ----------------
Net loss before income tax benefit              (5,723,297)      (1,936,786)      (8,941,771)      (3,563,399)

Federal income tax benefit                      (1,769,000)        (525,000)      (2,719,000)        (950,000)
                                           ---------------- ---------------- ---------------- ----------------
Net loss                                        (3,954,297)      (1,411,786)      (6,222,771)      (2,613,399)

Dividends on preferred shares                      324,103          299,600          648,138          599,200
                                           ---------------- ---------------- ---------------- ----------------
Net loss applicable to common shares           ($4,278,400)     ($1,711,386)     ($6,870,909)     ($3,212,599)
                                           ================ ================ ================ ================
Average common shares outstanding                6,189,558        6,189,558        6,189,558        6,189,558
                                           ================ ================ ================ ================
Loss per common share                               ($0.69)          ($0.28)          ($1.11)          ($0.52)
                                           ================ ================ ================ ================

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Sahara Gaming Corporation and Subsidiaries
           Consolidated Condensed Statement of Stockholders' Equity
                                  (Unaudited)


                                                                 Additional
                                      Common       Preferred      Paid-in     Accumulated     Treasury
                                       Stock         Stock        Capital       Deficit        Stock         Total
                                     --------     -----------   -----------   ------------  ------------  -----------
Balances, October 1, 1994             $61,944     $16,201,715   $51,513,504   $(30,761,580)   $(87,774)   $36,927,809

Net loss                                                                        (6,222,771)                (6,222,771)

Preferred stock dividend                              646,982                     (648,138)                    (1,156)
                                      -------     -----------   -----------   ------------    --------    -----------

Balances, March 31, 1995              $61,944     $16,848,697   $51,513,504   $(37,632,489)   $(87,774)   $30,703,882
                                      =======     ===========   ===========   ============    ========    ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Sahara Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                  Six Months          Six Months
                                                                     Ended              Ended
                                                                March 31, 1995      March 31, 1994
                                                               ----------------    ----------------
Cash flows from operating activities:
  Cash and short-term investments
    provided by operations                                          $8,799,774         $11,470,961
     Increase (decrease) in accounts payable                         1,354,567          (2,351,961)
     Decrease in inventories                                           201,685             237,676
     Decrease(increase) in prepaid expenses & other                    221,105            (231,889)
     Decrease in deferred income taxes                              (2,719,000)           (950,000)
     Increase (decrease) in interest payable                          (773,543)          3,307,334
     Increase (decrease) in other current liabilities                 (681,680)          2,899,008
     Decrease (increase) in accounts receivable, net                (1,698,277)            261,924
     Decrease (increase) in due from officer                           (15,338)          1,974,598
     Increase in other assets                                       (1,475,922)         (1,130,128)
                                                                   -----------         -----------
Net cash provided by operating activities                            3,213,371          15,487,523
                                                                   -----------         -----------
Cash flows from investing activities:
    Decrease (increase) in restricted cash                           1,827,131         (35,379,504)
    Capital expenditures                                           (19,766,563)        (27,414,009)
                                                                   -----------         -----------
Net cash used in investing activities                              (17,939,432)        (62,793,513)
                                                                   -----------         -----------
Cash flows from financing activities:
    Cash proceeds of long-term debt                                  1,800,000         130,000,000
    Cash paid on long-term debt                                     (4,122,181)        (47,257,056)
    Loan issue cost                                                          0          (5,628,741)
                                                                   -----------         -----------
Net cash provided by (used in) financing activities                 (2,322,181)         77,114,203
                                                                   -----------         -----------
Increase (decrease) in cash and short-term investments             (17,048,242)         29,808,213

Cash and short-term investments,
    beginning of year                                               55,582,503          29,177,866
                                                                   -----------         -----------
Cash and short-term investments,
    end of year                                                    $38,534,261         $58,986,079
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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1994. The results of operations for the three and six month periods ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at March 31, 1995, the results of its operations for the three and six month periods ended March 31, 1995 and 1994, the changes in stockholders' equity for the six month period ended March 31, 1995, and cash flows for the six month periods ended March 31, 1995 and 1994.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-Opening Expenses: All pre-opening expenses directly related to development of gaming operations are capitalized as incurred and included in property, plant and equipment.

Capitalization of Interest: Interest costs are capitalized on funds disbursed during the development phase of projects and included in property, plant and equipment.

Reclassifications: Certain balances in the 1994 financial statements have been reclassified to conform with current year classifications.

NOTE 3 - CASH AND SHORT-TERM INVESTMENTS

Approximately $6.8 million of the Company's consolidated cash and short-term investments is held by PHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $120.0 million principal amount of 13-1/2% First Mortgage Bonds due 1998 ("13-1/2% Notes") of Pioneer Finance Corp. was issued, the proceeds of which were loaned to PHI.

In addition, approximately $21.5 million of the Company's consolidated cash and short term investments is held by SFHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115.0 million principal amount of First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued.

NOTE 4 - RESTRICTED CASH

Sahara Parkville, Inc., an indirect wholly-owned subsidiary of the Company ("Parkville Inc."), borrowed from SFHI proceeds of $32.0 million from the offering of the 11% Notes. The proceeds are restricted for use in connection with the development and construction of a proposed dockside riverboat gaming facility in Parkville, Missouri. As of March 31, 1995, approximately $21.3 million remained available from the $32.0 million dedicated to the Parkville development. Approximately $6.1 million had been used in connection with the purchase of a riverboat for the site and approximately $4.6 million had been spent in connection with other expenses associated with developing the proposed Parkville project, including approximately $3.5 million in interim interest. SFHI will be required, in July 1995, to offer to repurchase that principal amount of 11% Notes that can be purchased with funds remaining in the Parkville collateral account and, within a year thereafter, with funds obtained upon disposition of assets related to the Parkville project, unless appropriate waivers are obtained from the holders of the 11% Notes. See Note 8.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

In December 1994, the Company completed construction of an expansion of the Santa Fe. The cost of construction and equipment was approximately $14.4 million. During the six-month period ended March 31, 1995, the Company recorded approximately $12.0 million in construction costs associated with the expansion of the Santa Fe.

In December 1994, the Company completed construction of an expansion of the Pioneer. The cost of construction and equipment was approximately $4.1 million. During the six-month period ended March 31, 1995, the Company recorded approximately $2.2 million in construction costs associated with the expansion of the Pioneer.

In January 1995, the Company entered into an agreement to sell substantially all of the assets of the Hacienda for $80 million in an all cash transaction. The sale is subject to the buyer's obtaining all appropriate regulatory licenses and approvals. The buyer submitted applications for Nevada licensing approvals related to the acquisition of the Hacienda assets in March 1995. In the event the sale has not been consummated by October 10, 1995, either the Company or the buyer may terminate the agreement. If the buyer terminates the agreement for any reason other than the buyer's inability to obtain necessary licenses or approvals from the Nevada Gaming Authorities or as a result of a misrepresentation, or a default or breach of the agreement by the Company, a $5 million earnest money deposit will be released to the Company. The buyer has the option to extend the October 10, 1995 date to April 10, 1996, in which event the $5 million earnest money deposit will be released to the Company. The deposit, if released in connection with an extension of such date, would be applied against the purchase price if the sale is consummated on or prior to April 10, 1996, or retained by the Company if the sale is not consummated by that date.

During the six-month period ended March 31, 1995, Sahara Parkville, Inc. capitalized $2.4 million in connection with the development of a proposed dockside riverboat gaming facility. As of March 31, 1995, the Company had incurred $16.0 million in developing the proposed Parkville project. Of this amount, approximately $8.0 million was used to purchase a riverboat for the site, approximately $3.5 million was used for preliminary engineering and development expenses and approximately $4.5 million represents capitalized interest costs. (See Notes 4 and 8)

During the six-month period ended March 31, 1995, a wholly-owned subsidiary of the Company capitalized approximately $700,000 in connection with the development of the proposed casino-hotel complex in Henderson, Nevada. As of March 31, 1995, the Company had recorded $18.6 million in developing the proposed casino-hotel complex, of which $15.1 million represents the costs to purchase a 40 acre parcel of land, and approximately $1.7 million represents preliminary engineering and development costs and $1.8 million represents capitalized interest. (See Notes 6 and 9)


NOTE 6 - LONG-TERM DEBT

If the sale of substantially all of the assets of the Hacienda is consummated, $22.0 million of the proceeds will be required to be used to repay a note secured by a first deed of trust ("PERS Note") on the Hacienda; $3.0 million of the proceeds will be used to retire equipment financing and other costs of closing; $15.5 million from the proceeds will be used to acquire $20 million principal amount of 13-1/2% Notes, pursuant to an agreement described below;
and $32.0 million of proceeds will be used to satisfy an affiliate note (see below) in favor of SNC related to the $116.8 million principal amount of 12-1/8% First Mortgage Notes ("12-1/8% Notes") issued by Sahara Finance Corp., and loaned to SNC, which 12-1/8% Notes mature in August 1996.

The Company has entered into an agreement, contingent upon the consummation of the sale of the Hacienda before December 31, 1995, to use $15.5 million in proceeds from the Hacienda sale to acquire $20.0 million principal amount of the 13-1/2% Notes. The 13-1/2% Notes, if acquired pursuant to this agreement, would be available to meet the Company's $12.75 million sinking fund payment due in December 1996 on the 13-1/2% Notes.

On March 31, 1994, a wholly-owned subsidiary of the Company issued $15 million principal amount 12% First Mortgage Notes guaranteed by the Company and secured by, among other things, a first priority lien on the real property pursuant to the deed of trust relating thereto ("12% Notes"). The principal amount of the 12% Notes and all accrued interest were originally payable on March 31, 1995. However, the 12% Notes were amended in March 1995 to (i) extend the maturity date to the earlier of September 30, 1995 or five days after the consummation of a sale of substantially all of the assets of the Hacienda, and (ii) provide for monthly cash interest payments on the principal amount of the 12% Notes and interest accrued on the 12% Notes through March 31, 1995 ($16.8 million in the aggregate). Additionally, in connection with the amendment, HHI guaranteed the indebtedness evidenced by the 12% Notes. (See Notes 5 and 9)

Affiliate notes in the principal amounts of $32 million issued by the Hacienda and $18 million issued by the Santa Fe, each in favor of SNC, mature simultaneously with the maturity of the 12-1/8% Notes and may be prepaid under the terms of the 12-1/8% Notes indenture. If either the Hacienda or the Santa Fe is sold earlier than the August 1996 maturity date, the affiliate note related to the property sold will be accelerated and will become immediately due and payable. Therefore, upon consummation of the sale of substantially all of the assets of the Hacienda, the $32 million affiliate note will become due and will be paid out of the proceeds of the sale. Such funds may then be used by SNC for capital expenditures at the Sahara, or may be loaned to wholly-owned subsidiaries of the Company, pursuant to comparable affiliate notes that would mature in August 1996. The Company expects to use a portion of the $32 million received by SNC upon repayment of the affiliate note to make a loan to a wholly-owned subsidiary for the purpose either of consummating the purchase of 13-1/2% Notes or to repay the 12% Notes discussed above.


NOTE 7 - INCOME TAXES

For the six months ended March 31, 1995, a tax benefit of $2,719,000 was recognized. All of the benefit was a deferred tax benefit. The tax benefit for federal income taxes differs from the amounts computed by applying the federal income tax rate of 35% to income before benefit for federal income taxes for the following items:

                                                   % of Pretax
                                         Amount      Income
                                         -------  -------------
     Expected benefit for federal
       income taxes                      $3,130            35%
     Amortization of goodwill              (257)           (3%)
     Other                                 (153)           (2%)
                                         ------            --
     Benefit for federal income taxes    $2,719            30%
                                         ======            ==

The Company, as of September 30, 1994 has federal net operating loss credit carryforwards of approximately $32.0 million expiring at various dates through 2009.


NOTE 8 - SAHARA PARKVILLE, INC.

The development of the Parkville casino is subject to substantial uncertainties, as discussed below, including the granting of necessary gaming (including a license to permit a dockside, rather than "cruising", riverboat) and other licenses and certain other approvals, commencement and completion of construction, and the negotiation of additional agreements, as well as the risks inherent in the establishment of a new business enterprise. On May 12, 1995, the Department of the Army Corp of Engineers authorized the issuance of a permit to Parkville, Inc. for construction of a riverboat casino.

At the request of the Missouri Gaming Commission ("MGC"), the Company updated its gaming application in February 1995 and subsequently submitted additional information required by the MGC in order to determine if and when to commence an investigation of Parkville Inc. for licensing for gaming operations. The MGC has not yet indicated whether or when the MGC intends to commence an investigation of Parkville Inc., which would typically require several months to
complete.   No assurance can be given that Parkville Inc. will be chosen for investigation.

Unless appropriate waivers are obtained from the holders of the 11% Notes, in July 1995 SFHI will be required under the 11% Note indenture to offer to repurchase that principal amount of 11% Notes that can be purchased with the funds remaining in the Parkville collateral account (See Note 4) and, within a year thereafter, with funds obtained upon disposition of assets related to the project. The indenture provides that a repurchase offer must be made if Parkville Inc. is not licensed by June 30, 1995 or if the Parkville casino is not operating by that date. If, prior to the date by which SFHI otherwise would be required to make a repurchase offer, the MGC makes a determination to commence a Parkville Inc. investigation by a specific date, SFHI intends to evaluate the feasibility and timing of the project and may seek the consent of the holders of the 11% Notes to modify the 11% Note indenture to extend the date by which Parkville Inc. must be licensed and casino operations must be commenced before a repurchase offer requirement is triggered.

Such a modification would require the unanimous consent of the holders of the 11% Notes. No assurance can be given that consent to such a modification, if solicited, would be obtained. The Company expects that implementation of the repurchase offer in July 1995 will result in a $2.0 million non-recurring charge to earnings related to debt premium payments and debt issue costs, assuming the repurchase offer is accepted with regard to the entire amount in the Parkville collateral account.

The estimated total cost of the Parkville project was originally expected to be
approximately $38.5 million.   As a result of the delay in commencing
construction of the proposed facility, revisions to the scope of the project, and increased construction costs associated with the project, it is currently estimated that the project will cost approximately $50.0 million. No assurance can be given that the estimated project costs will not increase due to the continued delay in commencing construction and to revisions to the scope of the project.

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

NOTE 9 - HENDERSON, NEVADA PROJECT

On March 31, 1994, a wholly-owned subsidiary of Sahara Gaming purchased real property in Henderson, Nevada, on which the Company is considering the development of a casino-entertainment complex. In December 1994, the Company entered into an agreement to sell the real property, subject to several contingencies. In February 1995, the purchaser terminated the agreement in accordance with its terms. In March 1995, the Company and the holders of the 12% Notes amended the 12% Notes, which were issued to finance the purchase of the real property, among other things, to extend the maturity date from March 31, 1995 to the earlier to occur of September 30, 1995 or five days after the consummation of the sale of all or substantially all of the assets of the
Hacienda.   (See Notes 5 and 6) The Company is continuing to evaluate the possibility of pursuing the development and financing for the proposed project.

NOTE 10 - SUBSEQUENT EVENTS

In April 1995, an administrative law judge with the National Labor Relations Board recommended to the National Labor Relations Board that the Company's charges that representatives of Culinary Local 226 committed unfair labor practices in connection with a 1993 union representation election at the Santa Fe be dismissed, and the election results and the union's status as bargaining agent for approximately 55% of the Santa Fe employees be certified. The Company will appeal the decision. Pending the outcome of the appeal, the union has no enforceable right to represent or bargain in behalf of Santa Fe employees.


NOTE 11 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the six-month period ended March 31, 1995 and 1994 is presented below:

                                         1995         1994
                                      -----------  -----------
Operating Activities:
   Cash paid during the period
   for interest, net of amount
   capitalized of $2,851,325
   for 1995                           $22,163,561  $17,769,165
                                      ===========  ===========

Investing Activities:
   Purchase accounting adjustments
   to property due to adoption of
   SFAS 109                                        $11,062,602
                                                   ===========

NOTE 12 - Subsidiary Information

     The Company's primary operations are in the hotel/casino industry and are conducted through SNC, HHI, PHI and SFHI. The operations by subsidiary for the three months ending March 31, 1995 and March 31, 1994 were as set forth in the following table (dollars in thousands):

                                               For the three months ending March 31, 1995 and March 31, 1994
                                            ---------------------------------------------------------------------
                                              Year       SNC       HHI       PHI      SFHI      Other     TOTAL
                                            --------- --------- --------- --------- --------- --------- ---------
Operating revenues                            1995     $21,244   $13,989   $12,103   $16,954       $44   $64,334
                                                      ========= ========= ========= ========= ========= =========
                                              1994     $21,624   $13,710   $13,253   $16,151      $246   $64,984
                                                      ========= ========= ========= ========= ========= =========

Operating Income (loss)                       1995      $1,912      $174    $1,896    $1,979     $(407)   $5,554
                                                      ========= ========= ========= ========= ========= =========
                                              1994      $1,630      $949    $3,079    $4,044     $(147)   $9,555
                                                      ========= ========= ========= ========= ========= =========

Interest Expense                              1995      $2,011    $1,677    $3,462    $3,424      $703   $11,277
                                                      ========= ========= ========= ========= ========= =========
                                              1994      $2,023    $1,742    $3,470    $3,370      $887   $11,492
                                                      ========= ========= ========= ========= ========= =========

Depreciation and Amortization                 1995      $1,943    $1,504    $1,213    $2,445      $161    $7,266
                                                      ========= ========= ========= ========= ========= =========
                                              1994      $2,077    $1,324    $1,233    $1,961      $164    $6,759
                                                      ========= ========= ========= ========= ========= =========

Capital Expenditures                          1995        $320       $17    $1,834    $1,721       $82    $3,974
                                                      ========= ========= ========= ========= ========= =========
                                              1994        $573      $374      $328    $1,534   $14,672   $17,481
                                                      ========= ========= ========= ========= ========= =========

NOTE 12 - Subsidiary Information

     The Company's primary operations are in the hotel/casino industry and are conducted through SNC, HHI, PHI and SFHI. The operations by subsidiary for the six months ending March 31, 1995 and March 31, 1994 were as set forth in the following table (dollars in thousands):

                                                For the six months ending March 31, 1995 and March 31, 1994
                                            ---------------------------------------------------------------------
                                              Year       SNC       HHI       PHI      SFHI      Other     TOTAL
                                            --------- --------- --------- --------- --------- --------- ---------
Operating revenues                            1995      $41,782   $27,477   $23,511   $33,150       $54  $125,974
                                                      ========= ========= ========= ========= ========= =========
                                              1994      $42,509   $26,810   $25,967   $30,643      $186  $126,115
                                                      ========= ========= ========= ========= ========= =========

Operating Income (loss)                       1995       $3,450    $1,325    $3,693    $5,639     $(679)  $13,428
                                                      ========= ========= ========= ========= ========= =========
                                              1994       $2,943    $2,375    $5,257    $7,183     $(327)  $17,431
                                                      ========= ========= ========= ========= ========= =========

Interest Expense                              1995       $4,020    $3,352    $6,937    $6,669    $1,392   $22,370
                                                      ========= ========= ========= ========= ========= =========
                                              1994       $4,054    $3,516    $6,939    $4,858    $1,627   $20,994
                                                      ========= ========= ========= ========= ========= =========

Depreciation and Amortization                 1995       $3,992    $2,771    $2,464    $4,481      $335   $14,043
                                                      ========= ========= ========= ========= ========= =========
                                              1994       $4,111    $2,589    $2,593    $3,761      $326   $13,380
                                                      ========= ========= ========= ========= ========= =========

Capital Expenditures                          1995        $750      $178    $3,287   $14,799      $753    $19,767
                                                      ========= ========= ========= ========= ========= =========
                                              1994      $1,230      $510      $481   $10,521   $14,672    $27,414
                                                      ========= ========= ========= ========= ========= =========

Identifiable Assets                           1995    $105,746   $78,281  $103,895  $147,081   $35,741   $470,744
                                                      ========= ========= ========= ========= ========= =========
                                              1994    $109,673   $84,674  $108,517  $153,420   $37,560   $493,844
                                                      ========= ========= ========= ========= ========= =========

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Sahara Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Sahara Gaming Corporation and subsidiaries (the "Company") as of March 31, 1995, the related consolidated condensed statements of operations and of cash flows for the three-month periods ended March 31, 1995 and 1994, and of stockholders' equity for the six-month periods ended March 31, 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

As discussed in Notes 6 and 9, the Company's note secured by a first deed of trust on the Hacienda Resort Hotel and Casino (the "Hacienda") and the Company's 12% notes used to acquire certain land in Henderson, Nevada (collectively, the "Notes") mature December 23, 1995 and September 30, 1995, respectively. The current portion of long-term debt includes $38,800,000 relating to these Notes. The Company intends to pay these amounts from the proceeds of the sale of the Hacienda. The sale of the Hacienda is subject to approvals required from the Nevada gaming authorities. A nonpayment under the Notes would, under cross-default provisions, constitute a default under substantially all of the Company's long-term debt agreements. Although the outcome of these matters is not certain, management believes that the Company will be able to satisfy its obligations under the Notes through the sale of the Hacienda or by other means.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
May 11, 1995

SAHARA GAMING CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

Six Months Ended March  31, 1995 and 1994
- - -----------------------------------------

Revenues - Sahara Gaming Corporation ("the Company") recorded revenues of $126.0
- - --------
million for the six months ended March 31, 1995 as compared to $126.1 million in the same period in the prior year. The Santa Fe Hotel and Casino ("Santa Fe") and the Hacienda Hotel and Casino ("Hacienda") recorded revenue increases of $2.5 million, or 8.2%, and $700,000, or 2.5%, respectively, when comparing the 1995 period with the prior year. The Pioneer Hotel and Gambling Hall ("Pioneer") and the Sahara Hotel and Casino ("Sahara") reported decreases of $2.5 million, or 10.4%, and $700,000, or 1.7%, respectively, when comparing the two periods.

The Company's casino revenues totalled $77.5 million during the current six month period, a slight decrease from the $77.6 million recorded for the same period in the prior fiscal year. Increases in casino revenues of $1.6 million, or 6.9%, at the Santa Fe, $300,000, or 1.8%, at the Sahara, and $200,000, or 1.6%, at the Hacienda were offset by a decrease in casino revenues at the Pioneer of $2.2 million, or 9.4%. Management believes that the increase in casino revenues at the Santa Fe is primarily due to the property's popularity with the residents of northwest Las Vegas and the continuing growth of the local population. However, the rate of growth in casino revenues is lower than in recent periods, due primarily to the opening of a competing facility within four miles of the Santa Fe in December 1994 and the opening and expansion of other casinos targeting the local population in the Las Vegas valley. In addition, Santa Fe casino revenues were impacted, to a lesser extent, due to restricted access to the property due to construction on an interchange next to the facility. The decrease in casino revenues at the Pioneer is believed to be primarily due to the decreased growth rate in the Laughlin gaming market and continued increase in the competitive environment in and around Laughlin including Indian gaming facilities opened in southern Nevada, Arizona and California, coupled with disruption of operations related to the construction of the expansion which was completed in December 1994.

The Company's hotel revenues increased $700,000, or 3.7%, during the six months ended March 31, 1995 from the corresponding 1994 period on a net decrease of 29,126 occupied room nights. Increases in hotel revenues of $600,000, or 11%, at the Hacienda and $200,000, or 1.8%, at the Sahara, were partially offset by a decrease at the Pioneer of $100,000, or 16.7%. The increases are believed to be primarily the result of an increase in the average room rate associated with tour and travel contracts at the Sahara and Hacienda. The increased average room rate at the Sahara was offset by a decrease in occupied room nights which resulted from primarily a change in strategy regarding filling rooms with low room rates. Room occupancy percentages were 84.7% at the Sahara, 93.5% at the Hacienda, 96.0% at the Santa Fe and 84.9% at the Pioneer for the six months ended March 31, 1995. This compares to 91.5%, 93.8%, 95.4% and 89.6% for each of the hotel/casinos for the six months ended March 31, 1994, respectively.

The Company's food and beverage revenues decreased $200,000, or 1.0%. An increase in food and beverage revenues at the Santa Fe of $600,000, or 18.3%, was offset by decreases at the Sahara of $700,000, or 10.6%, and at the Pioneer of $100,000, or 6.1%. The increase at the Santa Fe is believed to be primarily due to the opening of additional food & beverage facilities in December 1994. The decreases at the Sahara and Pioneer are considered to be primarily the result of fewer occupied room nights.

Other revenues decreased $700,000, or 5.2%, with decreases of $500,000, or 9.4%, $100,000, or 3.4%, and $100,000, or 12.5%, recorded at the Sahara, Hacienda and Pioneer, respectively. The decrease at the Sahara is primarily due to a decrease in revenues from timeshare contract sales. Management believes that this decrease is largely due to a change in the profile of the Sahara's customer base from leisure to convention and increased repeat business, two groups which are not, traditionally, timeshare customers. At the Hacienda, a decrease in revenues from timeshare contract sales of $700,000 was partially offset by an increase in entertainment revenue of $500,000. The Company discontinued timeshare contract sales at the Hacienda Hotel in January 1995.

Operating expenses increased $3.9 million, or 3.6%, in the current six month
- - ------------------
period when compared to the same prior year period. The Santa Fe and Hacienda recorded operating expense increases of $4.1 million and $1.7 million, respectively, when compared to the prior year period. The Sahara and Pioneer reported decreases of $1.2 million and $1.1 million, respectively, compared to the prior year period.

Casino expenses were $600,000, or 1.8%, higher for the Company's current six month period, with the Sahara and Hacienda each reporting a relatively small increase and decrease, respectively. The Santa Fe reported an increase of $1.7 million, or 19.9%, primarily due to increased payroll and other costs associated with operating an additional 15,000 square feet of casino space, which includes a new race. Casino expenses at the Pioneer decreased $1.2 million, or 10.5%, for the six months ended March 31, 1995 over the comparable 1994 period, primarily associated with the decrease in casino revenues.

Food and beverage expenses increased $1.0 million, or 5.6%. Increases of $800,000, or 18.5%, at the Santa Fe and $600,000, or 12.2%, at the Hacienda were partially offset by decreases of $200,000, or 9.4%, at the Pioneer and $100,000, or 1.2%, at the Sahara. The increase at the Santa Fe is related to the increase in revenues and increased payroll and other costs associated with the expansion of food and beverage facilities. The increase at the Hacienda was due to increased food costs and union wage increases. The decrease at the Pioneer was volume related.

Selling, general and administrative expenses for the Company increased $400,000,
or 3.0%, in the 1995 period.   Increases of $400,000, or 13.2%, and $500,000, or
14.4%, at the Hacienda and Santa Fe, respectively, were primarily related to increased advertising and promotional costs. At the Pioneer, the increase in the covered period was $200,000, or 10.3%, and was primarily attributed to payroll and promotional costs. The increases described above were offset by a decrease of $900,000, or 14.7%, at the Sahara related to reduced advertising costs in the period related to a change in marketing strategy.

Depreciation and amortization expense for the Company increased $700,000, or 5.0%, in the six months ended March 31, 1995 as compared to the prior year period, primarily at the Santa Fe, due to increased depreciation on the expansion project.

Operating income for the six months ended March 31, 1995 was $13.4 million,  a
- - ----------------
$4.0 million decrease from the 1994 period.  Period to period changes for the
four hotel/casinos were as follows:   the Sahara had operating income of $3.4
million for the 1995 period as compared to $2.9 million for the six month period in 1994, a 17.2% increase; the Santa Fe had operating income of $5.6 million in the current period as compared to $7.2 million in the prior year period, a 21.5% decrease; the Pioneer experienced operating income of $3.7 million in 1995 compared to $5.3 million in 1994, a 29.8% decrease; and the Hacienda's operating income was $1.3 million in the six month period of this year compared to income of $2.4 million last year, a 44.2% decrease.

Interest expense increased $1.4 million in the fiscal 1995 period to $22.4
- - ----------------
million as compared to $21.0 million for the six month period ended March 31, 1994. The increase in interest expenses is primarily the result of the issuance of $115 million principal amount of 11% First Mortgage Notes due 2000 (the "11% Notes") in December 1993.

Loss before federal income tax - The Company recorded loss before federal income
- - ------------------------------
tax of $8.9 million for the six months ended March 31, 1995 as compared to a loss of $3.6 million for the same period in fiscal 1994.

Three Months Ended March 31, 1995 and 1994
- - ------------------------------------------

Revenues - The Company recorded revenues of $64.3 million for the quarter ended
- - --------
March 31, 1995 as compared to $65.0 million in the prior year quarter, a $700,000, or 1.0% decrease. The Santa Fe recorded revenue increases of $800,000 to $17.0 million, or 5.0%, compared to the same period in the 1994 fiscal year. This increase is less than the 22.2% increase in revenues achieved during the 1994 fiscal period. The Hacienda experienced a revenue increase of $300,000, or 2.0%, when comparing the 1995 period with the prior year. The Sahara reported decreases of $400,000, or 1.8%, when comparing the two periods. In the second quarter of 1995, the Pioneer's revenues decreased $1.2 million to $12.1 million, or 8.7%, compared to the same period in the 1994 fiscal year. The decrease is greater than the 4.2% decrease in revenues experienced during the 1994 fiscal period.

The Company's casino revenues totalled $38.9 million, a $1.1 million, or 2.7%, decrease from the prior year's quarter. A $400,000, or 3.2%, increase in casino revenues at the Santa Fe and a $200,000, or 3.1%, increase in casino revenues at the Hacienda in the current year's quarter over that of the prior year were offset by a decrease in casino revenues at the Pioneer of $1.1 million, or 9.0%, and at the Sahara of $600,000, or 7.0%, when comparing the two fiscal periods. Management believes that the increase in casino revenues at the Santa Fe is primarily due to the property's popularity with the residents of northwest Las Vegas and the continuing growth of the local population. However, the rate of growth in casino revenues is lower than in recent periods due primarily to the opening of a competing facility within four miles of the Santa Fe in December 1994 and the opening and expansion of other casinos targeting the local population in the Las Vegas valley. In addition, Santa Fe casino revenues were impacted, to a lesser extent, due to restricted access to the property due to construction on an interchange next to the facility. The increase at the Hacienda is the result of increased table game play in the current period. The decrease in casino revenues at the Pioneer is believed to be primarily due to a decreased growth rate in the Laughlin gaming market and continued increase in the competitive environment in and around Laughlin, including Indian gaming facilities opened in southern Nevada, Arizona and California. The decrease at the Sahara is believed to be associated with the decrease in occupied room nights.

The Company's hotel revenues increased $800,000 or 7.9%, during the three months ended March 31, 1995 from the corresponding 1994 period on a net decrease of
19,205 occupied room nights.   The Sahara recorded increased hotel revenues of
$600,000, or 9.7%, with a decrease in occupied rooms of 16,892, or 9.8%. This is believed to be primarily the result of an increase in the average room rate associated with tour and travel contracts and increased convention business offset by a decrease in occupied room nights primarily the result of a change in strategy regarding filling rooms with low room rates. The Hacienda recorded increased hotel revenues of $200,000, or 9.2%, primarily as the result of an increase in the average room rate associated with tour and travel contracts. Room occupancy percentages were 85.0% at the Sahara, 94.6% at the Hacienda, 96.2% at the Santa Fe and 89.6% at the Pioneer for the three months ended March 31, 1995. This compares to 94.2%, 95.0%, 97.7% and 93.9% for each of the hotel/casinos for the quarter ended March 31, 1994, respectively.

The Company's food and beverage revenues increased $400,000, or 5.0%. Increases in food and beverage revenues of $500,000, or 28.6%, at the Santa Fe and $100,000, or 7.1%, at the Pioneer were partially offset by a decrease at the Sahara of $200,000, or 4.6%. The increase at the Santa Fe is due to the opening of additional food and beverages facilities in December 1994. The decrease at the Sahara is considered to be primarily the result of fewer occupied room nights.

Other revenues decreased $700,000, or 10.3%, with decreases of $200,000, or 6.3%, $200,000, or 7.6%, $100,000, or 6.2%, and $100,000, or 23.3%, recorded at the Sahara, Hacienda, Santa Fe and Pioneer, respectively. The decrease at the Sahara is primarily due to a decrease in revenues from timeshare contract sales. Management believes that this decrease is largely due to a change in the profile of the Sahara's customer base from leisure to convention and increased repeat business, two groups which are not, traditionally, timeshare customers. At the Hacienda, a decrease in revenues from timeshare contract sales of $400,000 was partially offset by an increase in entertainment revenues of $200,000. The Company discontinued timeshare contract sales at the Hacienda Hotel in January 1995.

Operating expenses increased $3.4 million, or 6.1%, in the current quarter when
- - ------------------
compared to the same prior year period. The Santa Fe and Hacienda recorded operating expense increases of $2.9 million and $1.1 million, respectively, when compared to the prior year period. The Sahara reported a decrease of $700,000 compared to the prior year period.

Casino expenses were $800,000, or 4.5%, higher for the Company's current three month period, with the Sahara and Hacienda each reporting a relatively small increase. The Santa Fe reported an increase of $1.1 million, or 25.4%, primarily due to the increase in the Santa Fe's business volume and increased payroll and other costs associated with operating an additional 15,000 square feet of casino space, which includes a new race book. Casino expenses at the Pioneer decreased $400,000, or 7.4%, for the quarter ended March 31, 1995 over the comparable 1994 period, primarily associated with the decrease in casino revenues.

Food and beverage expenses increased $1.2 million, or 12.7%. An increase at the Santa Fe of $900,000, or 40.2%, is related to the increase in revenues and increased payroll and other costs associated with the expansion of food and beverage facilities. An increase of $300,000, or 12.5%, at the Hacienda is due to increased food costs and union wage increases. The Sahara's food and beverage expenses did not decrease in proportion to the decrease in food and beverage revenues, primarily due to union wage increases.

Selling, general and administrative expenses for the Company increased $300,000, or 3.3%, in the 1995 period. Increases of $200,000, or 10.5%, and $200,000, or
10.1%, at the Hacienda and Santa Fe, respectively, were primarily related to increased advertising and promotional costs. The increases described above were offset by a decrease of $300,000, or 10.3%, at the Sahara related to reduced advertising costs in the period related to a change in marketing strategy.

Depreciation and amortization expense for the Company increased $500,000, or 7.5%, in the quarter ended March 31, 1995 as compared to the prior year period, with an increase of $500,000, or 24.7%, at the Santa Fe, primarily due to increased depreciation on an expansion project.

Operating income for the three months ended March 31, 1995 was $5.6 million, a
- - ----------------
$4.0 million decrease from the 1994 period. Period to period changes for the four hotel/casinos
were as follows:   the Sahara had operating income of $1.9 million for the 1995 period as compared to $1.6 million for the quarter in 1994, a 17.3% increase; the Santa Fe had operating income of $2.0 million in the current period as compared to $4.0 million in the prior year period, a 51.1% decrease; the Pioneer experienced operating income of $1.9 million in 1995 compared to $3.1 million in 1994, a 38.4% decrease; and the Hacienda's operating income was $200,000 in the three month period of this year compared to income of $900,000 last year, a 81.7% decrease.

Interest expense decreased $200,000 in the fiscal 1995 period to $11.3 million
- - ----------------
as compared to $11.5 million for the period ended March 31, 1994.

Loss before federal income tax - The Company recorded loss before federal income
- - ------------------------------
tax of $5.7 million for the three months ended March 31, 1995 as compared to a loss of $1.9 million for the same period in fiscal 1994. Net loss in the current period was $4.0 million as compared to a loss of $1.4 million last year.


LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") was $12.8 million and $27.5 million for the three and six months ended March 31, 1995 as compared to $16.3 million and $30.8 million for the prior year periods. EBITDA is presented to enhance the understanding of the financial performance of the Company and its ability to service its indebtedness, but should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. As of March 31, 1995, the outstanding amount of the Company's long-term debt in relation to its stockholders' equity (13:1) or as a percent of total assets (86%) categorizes the Company as highly leveraged.

The Company's principal uses of funds generated from operations are for interest payments on indebtedness and capital expenditures. Interest expense for the six month period ended March 31, 1995 and 1994 was $22.4 million and $21.0 million, respectively. (See Capital Expenditures below) Capital expenditures for the six months ended March 31, 1995 and 1994 were $19.8 million and $27.4 million, respectively. Future capital expenditures required to maintain the facilities are generally expected to be financed with cash flows from operations. Management believes capital expenditures to maintain the facilities will be significantly less than that expended in the current periods in which expansion projects have been undertaken. (See Capital Expenditures below) Additionally, the Company has used funds generated from operations to satisfy the $2.2 million annual sinking fund requirement due on the 10-1/4% debentures and to meet principal payments due under equipment financing amortization schedules.

The Company historically generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements to maintain existing facilities, and provide working capital to the parent company. However, indenture restrictions on Santa Fe Hotel Inc. ("Santa Fe Inc.") and Pioneer Hotel Inc. ("Pioneer Inc.") restrict the distribution of working capital to the parent company, and cash flow of these subsidiaries is not currently available for distribution to the Company. Therefore, the Company must rely on existing cash resources and cash flow generated by Sahara Nevada Corp. ("Sahara Nevada") and Hacienda Hotel Inc. ("Hacienda Inc."), the subsidiaries of the Company that own the Sahara and Hacienda, respectively, to provide liquidity to fund cash requirements of the parent company. (See Liquidity below.) In addition, the Company's long-term debt obligations cannot be repaid from operating cash flow and must be refinanced or satisfied with proceeds received upon disposition of assets. (See Debt Obligations below.)

Liquidity - Sahara Nevada, Hacienda and Other - Approximately $25.1 million of
- - ---------------------------------------------
the Company's current assets at March 31, 1995, including approximately $10.3 million of cash and short-term investments, were held by Sahara Nevada, Hacienda Inc. and the Company and its subsidiaries other than Pioneer Inc. and Santa Fe Inc. (collectively the "Other Entities"), which amounts are not subject to indenture restrictions limiting the availability of such funds to the Company. Excluding the working capital of Pioneer Inc. and Santa Fe Inc. and $16.8 million of indebtedness that matures in September 1995 and $22.0 million indebtedness that matures in December 1995 reported in the current portion of long-term debt (See "Debt Obligations"), the Company had a working capital balance of approximately $3.5 million at March 31, 1995.

Results of operations of the Other Entities for the twelve months ended March 31, 1995, provided EBITDA of $22.1 million, approximately 1.27 times interest expense during the same period. Based on current operations and available resources, management believes that, barring unforeseen circumstances, the Other Entities will have sufficient cash resources to meet operating requirements and debt service requirements other than the debt maturities discussed above in September 1995 and December 1995, through the twelve month period ending March 31, 1996, although no assurance can be given to that effect. (See Debt Obligations below) The Company has entered into an agreement to sell substantially all of the assets of the Hacienda. (See "Asset Sale")

Liquidity - Santa Fe - The indenture under which the 11% Notes were issued
- - --------------------
contain restrictions on payments to and investments in affiliates by Santa Fe Inc., including the Company. As a result of these restrictions, all of the cash flow generated by Santa Fe Inc. is not currently and is not expected during the next twelve months to be available for distribution to the Company. Approximately $23.8 million of the Company's current assets, including approximately $21.5 million of cash and short term investments, were held by Santa Fe Inc. at March 31, 1995.

Results from operations at the Santa Fe for the twelve months ended March 31, 1995 provided EBITDA of $21.4 million, approximately 1.62 times interest expense during the same period. (See Results of Operations - Revenues; Operating Expenses) Management believes that, based on current operations and available resources, barring unforeseen circumstances, Santa Fe Inc. will have sufficient cash resources to meet its operating requirements and debt service requirements through the twelve month period ending March 31, 1996. (See Debt Obligations)

Liquidity - Pioneer - The indenture under which the $120.0 million principal
- - -------------------
amount of First Mortgage Notes due 1998 ("13-1/2% Notes") were issued contain restrictions on payments to and investments in affiliates by Pioneer Inc., including to the Company. As a result of these restrictions, all of the cash flow generated by Pioneer Inc. is not currently, and is not expected during the next twelve to be, available for distribution to the Company. Approximately $9.4 million of the Company's current assets, including approximately $6.8 million of cash and short term investments, were held by Pioneer Inc. at March 31, 1995.

Results from operations at the Pioneer for the twelve months ended March 31, 1995 provided EBITDA of $12.8 million, approximately .92 times interest expense during the same period. (See Results of Operations - Revenues and Operating Expenses) Management believes that, based on current operations, and available resources, primarily equipment financing permitted under the 13-1/2% Note indenture, barring unforeseen circumstances, the Pioneer will have sufficient cash resources to meet its operating requirements and debt service requirements through the fiscal year ending September 30, 1995, including the June 1, 1995 semi-annual interest payment on the 13-1/2% Notes, although no assurance can be given to that effect. The ability of Pioneer Inc. to meet operating requirements and debt service payments through March 31, 1996, including the December 1, 1995 semi-annual interest payment, will depend, on the current operation, and available resources, and in part, on the consummation of the purchase by the Company of $20 million principal amount of 13-1/2% Notes, which is contingent upon the Hacienda sale. (See Asset Sale below)

In the event the Pioneer is unable to meet debt service payments through current operations and available resources, the Pioneer will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional indebtedness.

Capital Expenditures  - In December 1994, the Company completed construction of
- - ---------------------
an expansion at the Santa Fe. The cost of construction and equipment was approximately $14.4 million. During the six-month period ended March 31, 1995, the Company recorded approximately $12.0 million in construction costs associated with the expansion of the Santa Fe.

In December 1994, the Company completed construction of an expansion of the Pioneer. The cost of construction and equipment was approximately $4.1 million. During the six-month period ended March 31, 1995, the Company recorded approximately $2.2 million in construction costs associated with the expansion of the Pioneer.


Asset Sale - In January 1995, the Company entered into an agreement to sell
- - ----------
substantially all of the assets of Hacienda for $80 million in an all cash transaction. The sale is subject to the buyer's obtaining all appropriate regulatory licenses and approvals. The buyer submitted applications for Nevada licensing approvals related to the acquisition of the Hacienda assets in March 1995. In the event the sale has not been consummated by October 10, 1995, either the Company or the buyer may terminate the agreement. Additionally, the agreement may be terminated as a result of failure to meet certain conditions or due to breaches or defaults. If the buyer terminates the agreement for any reason other than the buyer's inability to obtain necessary licenses or approvals from the Nevada Gaming Authorities or as a result of a misrepresentation, or a default or breach of the agreement by the Company, a $5 million earnest money deposit will be released to the Company. The buyer has the option to extend the October 10, 1995 date to April 10, 1996, in which event the $5 million earnest money deposit will be released to the Company. The deposit if released in connection with an extension of such date would be applied against the purchase price if the sale is consummated on or prior to April 10, 1996, or retained by the Company if the sale is not consummated by that date.

Proceeds from the sale, if consummated, will be used as follows: (i) approximately $22.0 million will be used to repay a note secured by a first deed of trust on the Hacienda ("PERS Note") , (ii) approximately $3.0 million will be used to satisfy equipment indebtedness and other costs of closing, (iii) $15.5 million will be used to acquire $20.0 million principal amount of the 13-1/2% Notes, and (iv) $32.0 million of proceeds will be used to satisfy an affiliate note in favor of Sahara Nevada.  (See affiliate notes discussed below)
Remaining proceeds of $7.5 million may be utilized for working capital purposes, including the development of proposed projects, expansion or renovation of existing facilities and reduction of outstanding indebtedness.


Debt Obligations - On March 31, 1994,  a wholly-owned subsidiary of the Company
- - ----------------
issued $15 million principal amount 12% First Mortgage Notes guaranteed by the Company and secured by, among other things, a first priority lien on the real property pursuant to the deed of trust relating thereto ("12% Notes"). The principal amount of the 12% Notes and all accrued interest were originally payable on March 31, 1995. The 12% Notes were amended in March 1995 to (i) extend the maturity date to the earlier of September 30, 1995 or five days after the consummation of a sale of substantially all of the assets of the Hacienda, and (ii) provide for monthly cash interest payments on the principal amount of the 12% Notes and interest accrued on the 12% Notes through March 31, 1995 ($16.8 million in the aggregate). Additionally, in connection with the amendment, HHI guaranteed the indebtedness evidenced by the 12% Notes.

The PERS Note, with respect to which approximately $22 million was outstanding at March 31, 1995, matures in December 1995. The Company anticipates satisfying the PERS Note from the proceeds of the sale of the Hacienda. (See Asset Sale above)

The Company has entered into an agreement, contingent upon the consummation of the sale of the assets of the Hacienda before December 31, 1995, to use $15.5 million in proceeds from the Hacienda sale to acquire $20.0 million principal amount of the 13-1/2% Notes. The 13-1/2% Notes, if acquired pursuant to this agreement, would be available to meet the Company's $12.75 million sinking fund payment remaining due in December 1996 on the 13-1/2% Notes.

Affiliate notes in the principal amounts of $32 million issued by the Hacienda and $18 million issued by the Santa Fe, each in favor of SNC, mature simultaneously with the maturity of the 12-1/8% Notes and may be repaid under the terms of the 12-1\8% notes indenture. If either the Hacienda or the Santa Fe is sold earlier than the August 1996 maturity date, the affiliate note related to the property sold will be accelerated and will become immediately due and payable. Therefore, upon consummation of the sale of substantially all of the assets of the Hacienda, the $32 million affiliate note will become due and will be paid out of the proceeds of the sale. Such funds may then be used by SNC for capital expenditures at the Sahara, or may be loaned to wholly-owned subsidiaries of the Company, pursuant to comparable affiliate notes that would mature in August 1996. The Company expects to use a portion of the $32 million received by SNC upon repayment of the affiliate note to make a loan to a wholly-owned subsidiary for the purpose either of consummating the purchase of 13-1/2% Notes or to repay the 12% Notes discussed above.
Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions of certain assets (including the sale of the Hacienda) in order to satisfy the Company's indebtedness as it matures, no assurance can be given that the Company will be able to refinance some or all of its indebtedness or dispose of assets to provide sufficient funds to repay indebtedness. Any refinancing would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed refinancing.

If the Company is ultimately unable to refinance such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions to repay the debt, and if the holders of the various debt instruments were not to extend the maturity dates, events of default would occur under certain of the Company's debt agreements, which could result in cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.


Parkville Inc. -  The development of the Parkville casino is subject to
- - --------------
substantial uncertainties, as discussed below, including the granting of necessary gaming (including a license to permit a dockside, rather than "cruising", riverboat) and other licenses and certain other approvals, commencement and completion of construction, and the negotiation of additional agreements, as well as the risks inherent in the establishment of a new business enterprise. On May 12, 1995, the Department of the Army Corp. of Engineers authorized the issuance of a permit to Parkville Inc. for construction of a riverboat casino.

At the request of the Missouri Gaming Commission ("MGC"), the Company updated its gaming application in February 1995 and subsequently submitted additional information required by the MGC in order to determine if and when to commence an investigation of Parkville Inc. for licensing for gaming operations. The MGC has not yet indicated whether or when the MGC intends to commence an investigation of Parkville Inc., which would typically require several months to
complete.   No assurance can be given that Parkville Inc. will be chosen for investigation.

Unless appropriate waivers are obtained from the holders of the 11% Notes, in July 1995 SFHI will be required under the 11% Note indenture to offer to repurchase that principal amount of 11% Notes that can be purchased with the funds remaining in the Parkville collateral account (See Note 4) and obtained upon disposition of assets related to the project. The indenture provides that a repurchase offer must be made if Parkville Inc. is not licensed by June 30, 1995 or if the Parkville casino is not operating by that date. If, prior to the date by which SFHI otherwise would be required to make a repurchase offer, the MGC makes a determination to commence a Parkville Inc. investigation by a specific date, SFHI intends to evaluate the feasibility and timing of the project and may seek the consent of the holders of the 11% Notes to modify the 11% Note indenture to extend the date by which Parkville Inc. must be licensed and casino operations must be commenced before a repurchase offer requirement is triggered. Such a modification would require the unanimous consent of the holders of the 11% Notes. No assurance can be given that consent to such a modification, if solicited, would be obtained. The Company expects that implementation of the repurchase offer in July 1995 will result in a $2.0 million non-recurring charge to earnings related to debt premium payments and debt issue costs, assuming the repurchase offer is accepted with regard to the entire principal amount.

The estimated total cost of the Parkville project was originally expected to be approximately $38.5 million. As a result of the delay in commencing construction of the proposed facility, revisions to the scope of the project and increased construction costs associated with the project, it is currently estimated that the project will cost approximately $50.0 million. No assurance can be given that the estimated project costs will not increase due to the continued delay in commencing construction and to revisions to the scope of the project.

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

Treasure Bay  The Company is incurring and expects to continue to incur
- - ------------
professional expenses and other expenses associated with legal proceedings involving Treasure Bay and the Company's investment in Treasure Bay. The Company included an estimate of such expenses in the charge against income relating to the investment in Treasure Bay recorded in the fourth quarter of fiscal 1994. The Company expects to review the status of the legal proceedings involving Treasure Bay periodically in order to evaluate the adequacy of the previously recorded charge against income.

Related Parties    LICO, a company wholly-owned by Mr. Lowden, Chairman of the
- - ---------------
Board, Chief Executive Officer and 51% stockholder of the Company, borrowed $476,000 from Hacienda Inc., pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was $516,000 as of March 31, 1995. The demand loan to LICO bears interest at 2% over the prime rate.

As of September 30, 1993, Mr. Lowden had borrowed an aggregate of $1.9 million from the Company. The unsecured demand loans were evidenced by promissory notes and
accrued interest at a rate equal to 2% over the prime rate.   On January 4,
1994, Mr. Lowden repaid the loans from the Company in full, together with accrued interest.


In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement whereby the principal balance (approximately $4,614,917 as of April 30, 1995) of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral
is at least three times the outstanding loan balance.   If an event of default
were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.


Effects of Inflation
- - --------------------

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel and contract sales operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

                           SAHARA GAMING CORPORATION

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Certain legal proceedings were disclosed in the Company's annual report on Form 10-K for the year ended September 30, 1994. Except as set forth below, there were no material developments in any material legal proceeding during the quarter ended March 31, 1995.

On December 12, 1994, the Company and Santa Fe Inc. filed a lawsuit in the United States District Court, District of Nevada, naming Treasure Bay officers
A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of Section 10(b) and Rule 10(b)-5 of the Securities Exchange Act, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness. The defendants have filed answers to the complaint and discovery is continuing.

On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and Santa Fe Inc. as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and Santa Fe Inc. and to sell the Company and Santa Fe
Inc. a 20% ownership interest in Treasure Bay.   The Company and Santa Fe Inc.
believe that the suit is without merit and are defending themselves vigorously while pursuing their own lawsuit. The Company and Santa Fe Inc. moved to dismiss, stay or transfer it to the federal court in Nevada, on the grounds that it should have been asserted, if at all, as a counterclaim in the Nevada action described above. That motion has not yet been ruled on.

On or about January 17, 1995, the Company and Santa Fe commenced an adversary proceeding in Treasure Bay's bankruptcy case in the United States Bankruptcy Court for the Southern District of Mississippi. The adversary proceeding seeks the return of bankroll or cage cash at Treasure Bay's casinos on the grounds that such funds are held by Treasure Bay in constructive trust for the Company and SFHI. The complaint alleges that Treasure Bay fraudulently induced the Company to execute the guarantees of the loans by which Treasure Bay obtained the bankroll or cage cash. The complaint also seeks an injunction from the Bankruptcy Court requiring the bankroll or cage cash to be held intact pending the litigation. Treasure Bay filed an answer to the complaint denying Sahara's claim. On March 18, 1995, the U.S. Bankruptcy Court granted the Company's request for a preliminary injunction prohibiting Treasure Bay from using the bankroll or cage cash except in the ordinary course of business until further order of the Court. Sahara is vigorously pursuing its constructive trust claim.

On March 31, 1995, Treasure Bay Corp. commenced an adversary proceeding in its bankruptcy case by filing a complaint for a preliminary and permanent injunction pursuant to 11 U.S.C. Sec. 105 and Sec. 362 against the Company and Santa Fe. The Complaint alleges that the filing of the action against Bernie Burkholder, an officer of Treasure Bay Corp., in Nevada federal court violated the automatic stay imposed by 11 U.S.C. Sec. 362, or alternatively, that the Bankruptcy Court should issue an injunction pursuant to 11 U.S.C. Sec. 105 preventing Sahara from proceeding with its action as against Burkholder. In addition to an injunction, the complaint seeks actual and punitive damages and attorneys' fees. To the Company's knowledge, Treasure Bay Corp. has not filed a motion for a temporary restraining order or a preliminary injunction. The Company and Santa Fe intend to defend the action vigorously.

In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Item 2 - Changes in Securities

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to a vote of Security Holders

The Annual Meeting of Shareholders was held on February 17, 1995, wherein the following matters were submitted to a vote:

The result of the vote taken on the election of Directors was as follows:

     Stephen J. Szapor, Jr.  For:  5,361,566  Withheld:  110,045
     L. Keith Ashworth       For:  5,360,587  Withheld:  112,024


     The result of the vote taken on the ratification of Deloitte & Touche LLP as independent auditors for the Company was:

     For:  5,404,677  Against:  25,915    Abstain:  42,019

     The result of the vote taken regarding the adoption of the 1993 Key Employee Stock Option Plan was:

      For:  4,877,755   Against:  177,750  Abstain:  32,908

      (Broker Non-Votes:  384,198)

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     A.  Exhibits:

         10.108 Letter of Modification and Clarification by and between Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and William G. Bennett dated March 3, 1995

         10.109 Assignment and Consent to Assignment of Agreement for Purchase and Sale dated January 10, 1995 by and among Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and William G. Bennett to Circus Circus Enterprises, Inc. dated March 5, 1995

         10.110 Amendment #2 to Note Purchase Agreement dated March 30, 1995 between Sahara Mission Valley, Inc., Sahara Gaming Corporation and Hacienda Hotel Inc. and each of Muico & Co., PaineWebber Managed Investment Trust-PaineWebber High Income Fund, Equifax Inc. U. S. Retirement Income Plan Trust and Sherborne Group Master Trust

             23      Consent of Deloitte & Touche

             27      Financial Data Schedule

     B.  Reports:

         1. The Registrant filed a Current Report on Form 8-K dated January 10, 1995 under Item 5. Other Events, reporting certain information relating to the sale of assets of the Hacienda Hotel and Casino.

        2. The Registrant filed a Current Report on Form 8-K dated February 7, 1995 under Item 5. Other Events, reporting certain information relating to the termination of a sale agreement concerning property in Henderson, Nevada.

        3. The Registrant filed a Current Report on Form 8-K dated March 1, 1995 under Item 5. Other Events, reporting certain information relating to various management changes.

        4. The Registrant filed a Current Report on Form 8-K dated March 6, 1995 under Item 5. Other Events, reporting certain information relating to the assignment of the Agreement relating to the sale of substantially all of the assets of the Hacienda Hotel and Casino.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                          SAHARA GAMING CORPORATION, Registrant



                          By:      /s/ Thomas K. Land
                              ------------------------
                              Thomas K. Land, Chief Financial Officer


Dated: May 15, 1995