Form 10-Q
period 1995-06-30
SAHARA GAMING CORP
filed 1995-08-14
CIK 812482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:     JUNE 30, 1995
                                ------------------------------------------------
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

COMMISSION FILE NUMBER:      1-9481
                        --------------------------------------------------------

                           SAHARA GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant  as specified in its charter)


            NEVADA                                      88-0304348
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


             2535 LAS VEGAS BLVD. SOUTH, LAS VEGAS, NEVADA  89109
--------------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 737-2111
--------------------------------------------------------------------------------
            (Registrant's  telephone  number, including area code)


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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES          NO
                          ------      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       6,194,433                   as of                   August  10, 1995
----------------------------------       ---------------------------------------
    Amount Outstanding                                           Date

                           SAHARA GAMING CORPORATION


                                     INDEX

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Condensed Financial Statements

                Balance sheets at June 30, 1995
                (unaudited) and September 30, 1994                         2

                Statements of Operations for the three and nine
                months ended June 30, 1995 and 1994
                (unaudited)                                                3

                Statement of Changes in Stockholders' Equity
                for the nine months ended June 30, 1995
                (unaudited)                                                4

                Statements of Cash Flows for the nine months
                ended June 30, 1995 and 1994 (unaudited)                   5

                Notes to Consolidated Condensed Financial
                Statements (unaudited)                                     6

                Independent Accountants'  Review Report                   16

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                17


PART II.    OTHER INFORMATION                                             32

                  Sahara Gaming Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                              June 30,       September 30,
             ASSETS                                             1995            1994
             ------                                         ------------     ------------
                                                             (Unaudited)
Current assets:
  Cash and short-term investments                           $ 28,522,584     $ 55,582,503
  Accounts receivable, net                                     7,236,991        7,907,050
  Accounts receivable, officer                                   532,537          500,525
  Inventories                                                  2,712,634        2,787,397
  Prepaid expenses & other                                     7,361,706        7,323,786
                                                            ------------     ------------
Total current assets                                          46,366,452       74,101,261

Restricted cash - less current portion                        19,148,156       23,079,791

Property and equipment, net                                  307,150,377      314,470,366

Goodwill                                                      47,855,067       48,835,414

Deferred income taxes                                          5,865,665                0

Other assets                                                  16,826,053       18,068,605
                                                            ------------     ------------

Total assets                                                $443,211,770     $478,555,437
                                                            ============     ============

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                         $ 46,882,936     $ 23,238,239
  Accounts payable                                             8,591,578        6,790,785
  Interest payable                                             4,185,155       11,589,574
  Accrued and other liabilities                               14,190,597       15,970,810
                                                            ------------     ------------

Total current liabilities                                     73,850,266       57,589,408

Deferred income taxes                                                  0        4,945,335

Long-term debt - less current portion                        354,731,508      379,092,885

Stockholders' Equity:

  Common Stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,194,433 shares               61,944           61,944
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-7,570,895 shares at
    Sept. 30, 1994 and 7,873,223 at June 30, 1995             16,848,697       16,201,715
  Additional paid-in capital                                  51,513,504       51,513,504
  Accumulated deficit                                        (53,706,375)     (30,761,580)
                                                            ------------     ------------
      Total                                                   14,717,770       37,015,583

  Less treasury stock - 4,875 shares, at cost                   (87,774)          (87,774)
                                                            ------------     ------------

Total stockholders' equity                                    14,629,996       36,927,809
                                                            ------------     ------------

Total liabilities and stockholders' equity                  $443,211,770     $478,555,437
                                                            ============     ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Sahara Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                               Three Months     Three Months     Nine Months      Nine Months
                                                  Ended            Ended            Ended            Ended
                                              June 30, 1995    June 30, 1994   June 30, 1995    June 30, 1994
                                              -------------    -------------   -------------    -------------
Revenues:
  Casino                                       $38,549,416      $39,578,592     $116,098,061     $116,663,568
  Hotel                                         10,723,398        9,914,779       30,904,657       29,368,802
  Food and beverage                              8,295,366        8,361,174       24,021,492       24,250,536
  Other revenues                                 5,972,648        6,890,470       18,490,308       20,100,556
                                               -----------      -----------     ------------     ------------
Total revenues                                  63,540,828       64,745,015      189,514,518      190,383,462
                                               -----------      -----------     ------------     ------------
Operating expenses:
  Casino                                        18,621,432       17,061,649       54,012,108       51,345,432
  Hotel                                          4,735,177        4,746,107       13,192,624       13,313,472
  Food and beverage                             10,716,256       10,335,860       30,640,753       29,212,907
  Other operating expenses                       3,388,588        3,176,465       10,390,944       10,138,273
  Selling, general & administrative              7,866,806        7,370,051       23,137,043       22,201,529
  Utilities & property expenses                  6,369,613        6,046,967       18,827,301       17,353,208
  Depreciation & amortization                    7,331,441        6,698,845       21,374,234       20,078,580
  Write-down of development costs               14,898,317                0       14,898,317                0
                                               -----------      -----------     ------------     ------------
Total operating expenses                        73,927,630       55,435,944      186,473,324      163,643,401
                                               -----------      -----------     ------------     ------------
Operating income                               (10,386,802)       9,309,071        3,041,194       26,740,061
Interest expense                                11,360,754       11,067,400       33,730,521       32,061,789
                                              ------------      -----------     ------------     ------------
Net loss before income tax benefit
  and extraordinary item                       (21,747,556)      (1,758,329)     (30,689,327)      (5,321,728)
Federal income tax benefit                      (7,246,000)        (450,000)      (9,965,000)      (1,400,000)
                                              ------------      -----------     ------------     ------------
Net loss before extraordinary item             (14,501,556)      (1,308,329)     (20,724,327)      (3,921,728)
Extraordinary item-loss on early
  extinguishment of debt, net of tax
  benefit of $846,000                            1,572,330                0        1,572,330                0
                                               -----------      -----------     ------------     ------------
Net loss                                       (16,073,886)      (1,308,329)     (22,296,657)      (3,921,728)
Dividends on preferred shares                      336,974          311,584          985,112          910,784
                                              ------------      -----------     ------------     ------------
Net loss applicable to common shares          ($16,410,860)     ($1,619,913)    ($23,281,769)     ($4,832,512)
                                              ============      ===========     ============     ============
Average common shares outstanding                6,189,558        6,189,558        6,189,558        6,189,558
                                              ============      ===========     ============     ============
Loss per common share                               ($2.65)          ($0.26)          ($3.76)          ($0.78)
                                              ============      ===========     ============     ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Sahara Gaming Corporation and Subsidiaries
           Consolidated Condensed Statement of Stockholders' Equity
                                  (Unaudited)

                                                               Additional
                                        Common    Preferred     Paid-in    Accumulated     Treasury
                                        Stock       Stock       Capital      Deficit        Stock        Total
                                        -------  -----------  -----------  ------------    --------   -----------
Balances, October 1, 1994               $61,944  $16,201,715  $51,513,504  ($30,761,580)   ($87,774)  $36,927,809
Net loss                                                                    (22,296,657)              (22,296,657)
Preferreed stock dividend                            646,982                   (648,138)                   (1,156)
                                        -------  -----------  -----------  ------------    --------   -----------
Balances, June 30, 1995                 $61,944  $16,848,697  $51,513,504  ($53,706,375)   ($87,774)  $14,629,996
                                        =======  ===========  ===========  ============    ========   ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Sahara Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                         Nine Months      Nine Months
                                                            Ended            Ended
                                                        June 30, 1995    June 30, 1994
                                                        -------------    -------------
Cash flows from operating activities:
  Cash and short-term investments
    provided by operations                               $17,859,999      $17,343,210
     Increase (decrease) in accounts payable               1,585,793       (1,815,348)
     Decrease in inventories                                  74,763          252,081
     Increase in prepaid expenses & other                    (16,728)        (186,815)
     Decrease in deferred income taxes                   (10,811,000)      (1,400,000)
     Decrease in interest payable                         (6,621,851)      (2,409,898)
     Increase (decrease) in other current liabilities     (3,104,923)       1,765,106
     Decrease (increase) in accounts receivable, net         670,059        (712,874)
     Decrease (increase) in due from officer                 (32,012)       1,974,237
     Increase in other assets                             (1,138,870)      (2,012,148)
                                                         -----------      -----------
Net cash provided by operating activities                 (1,534,770)      12,797,551
                                                         -----------      -----------
Cash flows from investing activities:
    Decrease (increase) in restricted cash                 3,910,440      (23,104,500)
    Investments in subsidiaries                                           (10,000,000)
    Capital expenditures                                 (23,305,588)     (31,544,781)
                                                         -----------      -----------
Net cash used in investing activities                    (19,395,148)     (64,649,281)
                                                         -----------      -----------
Cash flows from financing activities:
    Cash proceeds of long-term debt                        1,800,000      130,000,000
    Cash paid on long-term debt                           (7,930,001)     (50,505,136)
    Loan issue cost                                                0       (5,727,799)
                                                         -----------      -----------
Net cash provided by (used in) financing activities       (6,130,001)      73,767,065
                                                         -----------      -----------
Increase (decrease) in cash and short-term investment    (27,059,919)      21,915,335
Cash and short-term investments,
    beginning of year                                     55,582,503       29,177,866
                                                         -----------      -----------
Cash and short-term investments,
    end of period                                        $28,522,584      $51,093,201
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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1994. The results of operations for the three and nine month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at June 30, 1995, the results of its operations for the three and nine month periods ended June 30, 1995 and 1994, the changes in stockholders' equity for the nine month period ended June 30, 1995, and cash flows for the nine month periods ended June 30, 1995 and 1994.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-Opening Expenses: All pre-opening expenses directly related to development of gaming operations are capitalized as incurred and included in Property, Plant and Equipment, net.

Capitalization of Interest: Interest costs are capitalized on funds disbursed during the development phase of projects and included in Property, Plant and Equipment, net.

Reclassifications: Certain balances in the 1994 financial statements have been reclassified to conform with current year classifications.


NOTE 3 - CASH AND SHORT-TERM INVESTMENTS

Approximately $2.3 million of the Company's consolidated cash and short-term invest-ments is held by PHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $120.0 million principal amount of 13-1/2% First Mortgage Bonds due 1998 ("13-1/2% Notes") of Pioneer Finance Corp. was issued, the proceeds of which were loaned to PHI.

In addition, approximately $8.6 million of the Company's consolidated cash and short term investments is held by SFHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115.0 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued.

In June 1995, SFHI repaid in full an $18 million affiliate note owed to SNC. SNC then loaned $8 million to SFHI pursuant to a new affiliate note on substantially the same terms and conditions as the original affiliate note. As of June 30, 1995, approximately $10 million, reflecting the net balance of the repayment of the original SFHI affiliate note, was held at SNC and is restricted in use pursuant to an indenture pursuant to which $116.2 million principal amount of 12-1/8% First Mortgage Notes ("12-1/8% Notes") of Sahara Finance Corp. were issued.

NOTE 4 - RESTRICTED CASH

Sahara Parkville, Inc., an indirect wholly-owned subsidiary of the Company ("Parkville Inc."), borrowed from SFHI $32.0 million of proceeds from the offering of the 11% Notes. The proceeds are restricted for use in connection with the development and construction of a proposed dockside riverboat gaming facility in Parkville, Missouri. As of June 30, 1995, approximately $19.2 million remained available from the $32.0 million dedicated to the Parkville development. Approximately $6.1 million had been used in connection with the purchase of a riverboat for the site and approximately $6.7 million had been spent in connection with other expenses associated with developing the proposed Parkville project, including approximately $5.4 million in interim interest.

In July 1995, in accordance with the indenture governing the 11% Notes, SFHI commenced an offer to repurchase $21.5 million principal amount of 11% Notes, representing that principal amount of 11% Notes that can be purchased with funds remaining in the Parkville Collateral Account and to be received upon liquidation of the Parkville assets. (See Notes 6 and 8)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

In December 1994, the Company completed construction of an expansion of the Santa Fe. The cost of construction and equipment was approximately $14.4 million. During the ninemonth period ended June 30, 1995, the Company recorded approximately $12.0 million in construction costs associated with the expansion of the Santa Fe.

In December 1994, the Company completed construction of an expansion of the Pioneer. The cost of construction and equipment was approximately $4.1 million. During the nine month period ended June 30, 1995, the Company recorded approximately $2.2 million in construction costs associated with the expansion of the Pioneer.

In January 1995, the Company entered into an agreement to sell substantially all of the assets of the Hacienda for $80 million in an all cash transaction. The sale is subject to the buyer's obtaining all appropriate regulatory licenses and approvals. The Company has been advised that the buyer submitted applications for Nevada licensing approvals related to the acquisition of the Hacienda assets in March 1995. In the event the sale has not been consummated by October 10, 1995, either the Company or the buyer may terminate the agreement. If the buyer terminates the agreement for any reason other than the buyer's inability to obtain necessary licenses or approvals from the Nevada Gaming Authorities or as a result of a misrepresentation, or a default or breach of the agreement by the Company, a $5 million earnest money deposit will be released to the Company. The buyer has the option to extend the October 10, 1995 date to April 10, 1996, in which event the $5 million earnest money deposit will be released to the Company. The deposit, if released in connection with an extension of such date, would be applied against the purchase price if the sale is consummated on or prior to April 10, 1996, or retained by the Company if the sale is not consummated by that date.

In May 1995, the Company entered into an agreement to sell substantially all of the assets of the Sahara for $128 million in cash and to exchange 22 acres of land, a portion of which is currently utilized by the Sahara as a parking lot, for 26 acres of land just south of the Sahara on Las Vegas Boulevard, currently occupied by a water park. The sale is subject to the buyer's obtaining all appropriate regulatory licenses and approvals and to termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The Company has been advised that the buyer submitted applications for Nevada licensing approvals related to the acquisition of the Sahara assets in June 1995. In the event the sale has not been consummated by February 28, 1996, either the Company or the buyer may terminate the agreement. If the buyer terminates the agreement for any reason other than the buyer's inability to obtain necessary licenses or approvals from the Nevada Gaming Authorities or as a result of a misrepresentation, or a default or breach of the agreement by the Company, a $10 million earnest money deposit will be released to the Company. The buyer has the option to extend the February 28, 1996 date to May 31, 1996, in which event the $10 million earnest money deposit will be released to the Company.
The deposit, if released in connection with an extension of such date, would be applied against the purchase price if the sale is consummated on or prior to May 31, 1996, or retained by the Company if the sale is not consummated by that date.

During the nine month period ended June 30, 1995, a wholly-owned subsidiary of the Company capitalized approximately $1.2 million in connection with the development of a proposed casino-hotel complex in Henderson, Nevada. As of June 30, 1995, the Company had recorded $19.1 million in connection with the development of the proposed casino-hotel complex, of which $15.1 million represents costs associated with the purchase of a 40 acre parcel of land, approximately $1.7 million represents preliminary engineering and development costs and $2.3 million represents capitalized interest costs. (See Notes 6 and 9)

In the three month period ended June 30, 1995, the Company recorded a $14.9 million charge against income in connection with its development of a proposed dockside riverboat gaming facility in Parkville, Missouri. The Missouri Gaming Commission has not yet advised Parkville Inc. as to when or if it will be investigated for licensure and the Missouri gaming authorities publicly announced in May 1995 that new licensing investigations are not expected to be initiated during the 12 to 18 month period following May 1995. As of June 30, 1995, the Company had incurred $16.9 million in connection with the development of the proposed Parkville project. Of this amount, approximately $8.0 million was used to purchase a riverboat for the site, approximately $3.7 million represents preliminary engineering and development expenses and approximately $5.2 million represents capitalized interest costs. In accordance with the terms of the indenture governing the 11% Notes, SFHI commenced a repurchase offer with respect to $21.5 million principal amount of 11% Notes, representing the principal amount of 11% Notes that can be purchased with the funds that have been dedicated to the Parkville development. Should the Company determine to pursue the Parkville development, it would be necessary to obtain new financing. (See Notes 4, 6 and 8)

NOTE 6 - LONG-TERM DEBT

Hacienda Sale:  If the sale of substantially all of the assets of the Hacienda
-------------
is consummated, $22.0 million of the proceeds will be required to be used to repay a note secured by a first deed of trust ("PERS Note") on the Hacienda; $3.0 million of the proceeds will be used to satisfy other costs of closing; $15.5 million from the proceeds will be used to acquire $20 million principal amount of 13-1/2% Notes, pursuant to an agreement described below; and $32.0 million of proceeds will be used to satisfy an affiliate note (see below) in favor of SNC related to the 12-1/8% Notes .

The Company has entered into an agreement, contingent upon the consummation of the sale of the Hacienda before December 31, 1995, to use $15.5 million in proceeds from the Hacienda sale to acquire $20.0 million principal amount of the 13-1/2% Notes. The 13-1/2% Notes, if acquired pursuant to this agreement, would be submitted to the trustee for cancellation and would satisfy in full the Company's $12.75 million sinking fund payment due in December 1996 on the 13-1/2% Notes.

On March 31, 1994, a wholly-owned subsidiary of the Company issued $15 million principal amount 12% First Mortgage Notes guaranteed by the Company and HHI (12% Notes) and secured by, among other things, a first priority lien on a 40 acre parcel of real property located in Henderson, Nevada. The 12% Notes mature on the earlier of September 30, 1995 or five days after the consummation of a sale of substantially all of the assets of the Hacienda. (See Notes 5 and 9)

Affiliate notes in the principal amounts of $32 million issued by HHI and $8 million issued by SFHI, each in favor of SNC, mature simultaneously with the maturity of the 12-1/8% Notes and may be prepaid under the terms of the 12-1/8% Notes indenture. If either the Hacienda or the Santa Fe is sold earlier than the August 1996 maturity date, the affiliate note related to the property sold will be accelerated and will become immediately due and payable. Therefore, upon consummation of the sale of substantially all of the assets of the Hacienda, the $32 million affiliate note will become due and will be paid out of the proceeds of the sale. Such funds may then be used by SNC for capital expenditures at the Sahara, or may be loaned to wholly-owned subsidiaries of the Company, pursuant to comparable affiliate notes that would mature in August 1996. The Company expects to use all or a portion of the $32 million received by SNC upon repayment of the Hacienda affiliate note to make loans to wholly-owned subsidiaries of the Company for the purposes either of consummating the purchase of 13-1/2% Notes and/or to repay the 12% Notes discussed above.

Sahara Sale: If the sale of substantially all of the assets of the Sahara is
-----------
consummated, approximately $121 million cash proceeds of the sale will be used to fund the cost of defeasance of the 12-1/8% Notes. The remaining cash proceeds of approximately $7 million will be used to pay the costs associated with the transaction and for working capital purposes.

Any affiliate notes that evidence loans that may be made by SNC to wholly-owned subsidiaries of the Company from the proceeds of the repayment of the existing $32 million affiliate note owed by HHI to SNC for the purposes of retiring the 12% Notes or acquiring $20 million principal amount of 13-1/2%
Notes are expected to be forgiven upon defeasance of the 12-1/8% Notes.

Santa Fe Offer to Repurchase:  In July 1995, in accordance with  the indenture
-----------------------------
governing the 11% Notes, SFHI commenced an offer to repurchase $21.5 million principal amount of 11% Notes, representing that principal amount that can be purchased with funds remaining in the Parkville collateral account dedicated to use in the development of a proposed dockside riverboat casino and to be received upon liquidation of the Parkville assets. The repurchase offer is required to be made because the proposed casino in Parkville, Missouri that SFHI intended to develop was not operating by June 30, 1995. In satisfaction of the obligation to liquidate the Parkville assets, SFHI intends to acquire the Parkville assets for $2.99 million, which the Company and SFHI believe to be the fair market value of such assets. Thereafter, upon the earlier of the consummation of the sale of substantially all of the assets of the Hacienda or June 30, 1996, the Company or an affiliate will acquire the Parkville assets from SFHI for $2.99 million, provided SFHI has not previously sold the Parkville assets to a third party.

Pursuant to the offer to repurchase, SFHI is offering to purchase for cash up to $21.5 million principal amount of the 11% Notes, including up to $11.5 million in principal amount of 11% Notes that may be issued upon exercise of outstanding warrants to acquire additional 11% Notes, at a price of $1,010 per $1,000 principal amount, plus accrued interest. As a result of the commencement of the offer to repurchase, the outstanding warrants are exercisable for no additional consideration until September 11, 1995.

As an alternative to the repurchase offer, SFHI is soliciting consents to amendments to the indenture governing the 11% Notes to modify the requirements of the repurchase offer. The amendments would permit SFHI to retain a portion of the cash that would otherwise be used to make the repurchase offer and to use the retained cash for certain permitted uses, including the development of a casino-hotel in Henderson, Nevada. (See Notes 5, 6 and 9) SFHI is conditioning the consent solicitation upon receipt of consents from the holders of all outstanding Notes other than Notes in the aggregate principal amount of $10 million. In the event holders of more than $10 million of Notes do not consent to the amendments, SFHI will consummate the repurchase offer as originally contemplated. If the consents become effective, SFHI is offering to pay to each holder of the Notes validly consenting to the amendments a consent payment equal to $15 for each $1,000 principal amount of Notes for which a valid consent is received, and SFHI will consummate the repurchase offer with respect to up to a maximum $10 million principal amount of Notes. Additionally, if the consents become effective and the Sahara Sales is consummated, Sahara Gaming will cause a subsidiary to grant a subordinated security interest for the benefit of the 11% Noteholders in certain real property on the Las Vegas Strip.

The Company has recorded a non-recurring charge to earnings in the amount of approximately $2.4 million, less income tax benefit of $846,000, related to debt premium payments, debt issue costs and debt discount, in connection with the repurchase offer.

NOTE 7 - INCOME TAXES

For the nine months ended June 30, 1995, a tax benefit of $10,811,000 was recognized. All of the benefit was a deferred tax benefit. The tax benefit for federal income taxes differs from the amounts computed by applying the federal income tax rate of 35% to income before benefit for federal income taxes for the following items (dollars in thousands):


                                                   % of Pretax
                                         Amount       Income
                                      ------------   --------
Expected benefit for federal
 income taxes                             $11,587        35%
Amortization of goodwill                     (392)       (1%)
Other                                        (384)       (1%)
                                          -------        --
Benefit for federal income taxes          $10,811        33%
                                          =======        ==

The Company, as of September 30, 1994, had federal net operating loss credit carryforwards of approximately $36.8 million expiring at various dates through 2009.

NOTE 8 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the nine month period ended June 30, 1995 and 1994 is presented below:

                                           1995          1994
                                        -----------   -----------
Operating Activities:
   Cash paid during the period
   for interest, net of amount
   capitalized of $4,194,406
   for 1995                             $39,669,169   $35,871,998
                                        ===========   ===========

Investing Activities:
   Purchase accounting adjustments
   to property due to adoption of
   SFAS 109                                           $11,062,602
                                                      ===========

NOTE 9 - Subsidiary Information


     The Company's primary operations are in the hotel/casino industry and are conducted through SNC, HHI, PHI and SFHI. The operations by subsidiary for the nine months and three months ending June 30, 1995 and June 30, 1994 were as set forth in the following tables (dollars in thousands):

                                        For the nine months ending June 30, 1995 and June 30, 1994
                                     ----------------------------------------------------------------
                                     Year     SNC       HHI       PHI      SFHI      Other    TOTAL
                                     ----  --------   -------  --------  --------   -------  --------
  Operating Revenues                 1995   $62,483   $41,465   $35,244   $50,095      $228  $189,515
                                           ========   =======  ========  ========   =======  ========
                                     1994   $64,477   $40,436   $38,131   $47,508     ($169) $190,383
                                           ========   =======  ========  ========   =======  ========

  Operating Income (loss)            1995    $4,043    $1,756    $4,877   ($6,810)    ($825)   $3,041
                                           ========   =======  ========  ========   =======  ========
                                     1994    $5,029    $2,792    $8,304   $11,459     ($844)  $26,740
                                           ========   =======  ========  ========   =======  ========

  Interest Expense                   1995    $6,090    $5,035   $10,405   $10,125    $2,076   $33,731
                                           ========   =======  ========  ========   =======  ========
                                     1994    $6,068    $5,237   $10,409    $8,246    $2,102   $32,062
                                           ========   =======  ========  ========   =======  ========

  Depreciation and Amortization      1995    $5,913    $4,264    $3,836    $6,863      $498   $21,374
                                           ========   =======  ========  ========   =======  ========
                                     1994    $6,171    $3,941    $3,830    $5,645      $492   $20,079
                                           ========   =======  ========  ========   =======  ========

  Capital Expenditures               1995    $1,015      $211    $3,644   $17,174    $1,262   $23,306
                                           ========   =======  ========  ========   =======  ========
                                     1994    $1,855      $912      $627   $13,033   $15,118   $31,545
                                           ========   =======  ========  ========   =======  ========

  Identifiable Assets                1995  $112,716   $76,237   $98,233  $117,131   $38,895  $443,212
                                           ========   =======  ========  ========   =======  ========
                                     1994  $109,125   $83,219  $104,120  $152,054   $34,734  $483,252
                                           ========   =======  ========  ========   =======  ========

                                          For the three months ending June 30, 1995 and June 30, 1994
                                ---------------------------------------------------------------------
                                    Year     SNC       HHI       PHI      SFHI      Other     TOTAL
                                    ----   -------   -------   -------   -------   -------   -------
  Operating Revenues                1995   $20,701   $13,987   $11,734   $16,945      $174   $63,541
                                           =======   =======   =======   =======   =======   =======
                                    1994   $21,968   $13,626   $12,641   $16,865     ($355)  $64,745
                                           =======   =======   =======   =======   =======   =======

  Operating Income (loss)           1995      $593      $431    $1,184  ($12,448)    ($147) ($10,387)
                                           =======   =======   =======   =======   =======   =======
                                    1994    $2,086      $417    $3,047    $4,276     ($517)   $9,309
                                           =======   =======   =======   =======   =======   =======

  Interest Expense                  1995    $2,069    $1,683    $3,468    $3,456      $685   $11,361
                                           =======   =======   =======   =======   =======   =======
                                    1994    $2,015    $1,720    $3,470    $3,388      $474   $11,067
                                           =======   =======   =======   =======   =======   =======

  Depreciation and Amortization     1995    $1,921    $1,494    $1,372    $2,382      $162    $7,331
                                           =======   =======   =======   =======   =======   =======
                                    1994    $2,060    $1,352    $1,237    $1,884      $166    $6,699
                                           =======   =======   =======   =======   =======   =======

  Capital Expenditures              1995      $265       $33      $357    $2,375      $509    $3,539
                                           =======   =======   =======   =======   =======   =======
                                    1994      $625      $402      $146    $2,512      $446    $4,131
                                           =======   =======   =======   =======   =======   =======

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Sahara Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Sahara Gaming Corporation and subsidiaries (the "Company") as of June 30, 1995, the related consolidated condensed statements of operations for the three and nine months ended June 30, 1995 and 1994, of cash flows for the nine-month periods ended June 30, 1995 and 1994 and stockholders' equity for the nine-month period ended June 30, 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

As discussed in Notes 6 and 9, the Company's note secured by a first deed of trust on the Hacienda Resort Hotel and Casino (the "Hacienda") and the Company's 12% notes used to acquire certain land in Henderson, Nevada (collectively, the "Notes") mature December 23, 1995 and September 30, 1995, respectively. The current portion of long-term debt includes $38,700,000 relating to these Notes. The Company intends to pay these amounts from the proceeds of the sale of the Hacienda. The sale of the Hacienda is subject to approvals required from the Nevada gaming authorities. A nonpayment under the Notes would, under cross-default provisions, constitute a default under substantially all of the Company's long-term debt agreements. Although the outcome of these matters is not certain, management believes that the Company will be able to satisfy its obligations under the Notes through the sale of the Hacienda or by other means.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 11, 1995

                           SAHARA GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Nine Months Ended June 30, 1995 and 1994
----------------------------------------

Revenues -  Sahara Gaming Corporation (the "Company") recorded revenues of
--------
$189.5 million for the nine months ended June 30, 1995 as compared to $190.4 million in the same period in the prior year. The Santa Fe Hotel and Casino ("Santa Fe") and the Hacienda Hotel and Casino ("Hacienda") recorded revenue increases of $2.6 million, or 5.4%, and $1.0 million, or 2.6%, respectively, when comparing the 1995 period with the prior year. The Pioneer Hotel and Gambling Hall ("Pioneer") and the Sahara Hotel and Casino ("Sahara") reported revenue decreases of $2.9 million, or 7.6%, and $2.0 million, or 3.1%, respectively, when comparing the two periods.

The Company's casino revenues totaled $116.1 million during the current nine month period, a 0.5% decrease from the $116.7 million recorded for the same period in the prior fiscal year. Increases in casino revenues of $2.0 million, or 5.6%, at the Santa Fe, and $500,000, or 2.3%, at the Hacienda were offset by decreases in casino revenues at the Pioneer of $2.4 million, or 7.1%, and at the Sahara of $700,000, or 2.6%. Management believes that the increase in casino revenues at the Santa Fe is primarily due to the addition of a race book in December 1994. The rate of growth in other casino revenues is lower than the 23.8% growth rate in the same nine month period of 1994, which management believes is due primarily to the opening of a competing facility within four miles of the Santa Fe in December 1994 and the opening and expansion of other casinos targeting the local population in the Las Vegas valley. Another competing facility within 4 miles of the Santa Fe opened in July 1995. In addition, management believes that Santa Fe casino revenues were impacted during construction of the Santa Fe expansion completed during December 1994 and to a lesser extent, by restricted access to the property from February 1995 to April 1995 during construction on an interchange next to the facility. The increase in casino revenues at the Hacienda is the result of increased table game play in the current period. The decrease in casino revenues at the Pioneer is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in southern Nevada, Arizona and California, coupled with disruption of operations related to the construction of the expansion which was completed in December 1994. The decrease in casino revenues at the Sahara is the result of decreased slot play in the current period, which management believes is associated with the decrease in occupied room nights.

The Company's hotel revenues increased $1.5 million, or 5.2%, during the nine months ended June 30, 1995 from the corresponding 1994 period on a net decrease of 36,561 occupied room nights. Increases in hotel revenues of $1.0 million, or 12.2%, at the Hacienda and $700,000, or 3.8%, at the Sahara, were partially offset by a decrease at the Pioneer of $100,000, or 1.8%. The increases are believed to be primarily the result of an increase in the average room rate associated with tour and travel contracts at the Sahara and Hacienda. The increased average room rate at the Sahara was offset by a decrease in occupied room nights which resulted primarily from a change in strategy regarding filling rooms with low room rates. Room occupancy percentages were 87.1% at the Sahara, 94.2% at the Hacienda, 96.4% at the Santa Fe and 86.6% at the Pioneer for the nine months ended June 30, 1995. This compares to 92.9%, 94.7%, 96.4% and 90.0% for each of the hotel/casinos for the nine months ended June 30, 1994, respectively.

The Company's food and beverage revenues decreased $200,000, or 0.9%, in the current nine month period as compared to the same period in the prior fiscal year. An increase in food and beverage revenues at the Santa Fe of $1.1 million, or 21.0%, was offset by decreases at the Sahara of $1.1 million, or 10.7%, at the Hacienda of $100,000, or 1.8%.and at the Pioneer of $100,000, or 3.6%. The increase at the Santa Fe is believed to be primarily due to the opening of additional food and beverage facilities in December 1994. The decreases at the Sahara, Hacienda and Pioneer are considered to be related to fewer occupied room nights at the hotel/casinos.

Other revenues decreased $1.6 million, or 8.0%, in the current nine month period as compared to the same period in the prior fiscal year, with decreases of $900,000, or 10.7%, $600,000, or 12.7%, $300,000, or 4.4%, and $300,000, or
22.4%, recorded at the Sahara, Santa Fe, Hacienda, and Pioneer, respectively. The decrease at the Sahara is primarily due to a decrease in revenues from timeshare contract sales. Management believes that this decrease is largely due to a change in the profile of the Sahara's customer base from leisure to convention and increased repeat business, two customer groups which are not, traditionally, timeshare customers. At the Hacienda, a decrease in revenues from timeshare contract sales of $1.2 million was partially offset by an increase in entertainment revenue of $800,000. The Company discontinued timeshare contract sales at the Hacienda Hotel in January 1995, and at the Sahara in June 1995. The decrease at the Santa Fe is due to approximately $700,000 recorded in the prior year from a management agreement for which revenues were not recorded in the current period.

Operating expenses totaled $186.5 million in the current nine month period,
------------------
including a charge of $14.9 million to write down development costs related to Parkville Inc. Excluding this write down, operating expenses increased $7.9 million, or 4.8%, when compared to the same prior year period. The Santa Fe, Hacienda and Pioneer recorded operating expense increases of $5.9 million, $2.1 million and $500,000, respectively, when compared to the prior year period. The Sahara reported a decrease of $1.0 million compared to the prior year period.

Casino expenses were $2.7 million, or 5.2%, higher for the Company's current nine month period, with the Hacienda reporting a relatively small increase. The Santa Fe reported an increase of $2.5 million, or 19.7%, primarily due to increased payroll and other costs associated with operating an additional 15,000 square feet of casino space, which includes a new race book. The Sahara reported an increase of $400,000, or 3.2%, primarily due to increased reserves associated with credit play. Casino expenses at the Pioneer decreased $400,000, or 2.4%, for the nine months ended June 30, 1995, over the comparable 1994 period, primarily associated with the decrease in casino revenues.

Food and beverage expenses increased $1.4 million, or 4.9%. Increases of $1.3 million, or 20.3%, at the Santa Fe and $500,000, or 7.0%, at the Hacienda were partially offset by decreases of $200,000, or 4.7%, at the Pioneer and $200,000, or 2.1%, at the Sahara. The increase at the Santa Fe is related to the increase in revenues and increased payroll and other costs associated with the expansion of food and beverage facilities. The increase at the Hacienda was due to increased food costs and union wage increases. The decrease at the Pioneer was volume related. A volume related decrease at the Sahara was partially offset by union wage increases.

Selling, general and administrative expenses for the Company increased $900,000,
or 4.2%, in the 1995 period.   Increases of $100,000, or 1.2%, and $600,000, or
10.8%, at the Hacienda and Santa Fe, respectively, were primarily related to increased advertising and promotional costs. At the Pioneer, the increase in the covered period was $300,000, or 10.7%, and was primarily attributed to payroll costs. The increases were offset by a decrease of $400,000, or 4.4%, at the Sahara related to reduced advertising costs in the period related to a change in marketing strategy.

Utilities and property expenses for the Company increased $1.5 million or 9% in the nine months ended June 30, 1995 as compared to the same period in the prior year, primarily due to a $500,000 loss on sale of gaming equipment recorded at the Pioneer, incurred in connection with expansion of casino space completed in December 1994.

Depreciation and amortization expense for the Company increased $1.3 million, or 6.5%, in the nine months ended June 30, 1995 as compared to the prior year period, primarily at the Santa Fe, due to increased depreciation related to the expansion project.

Operating income for the nine months ended June 30, 1995 was $3.0 million, which
----------------
includes a $14.9 million charge against earnings to write down development costs related to Parkville Inc. Excluding this write down, operating income was $17.9 million, a $8.8 million decrease from the 1994 period. Period to period changes for the four hotel/casinos before the write-down of the investment in Parkville were as follows: the Sahara had operating income of $3.2 million for the 1995 period as compared to $4.2 million for the nine month period in 1994, a 23.7% decrease; the Santa Fe had operating income of $8.1 million in the current period as compared to $11.5 million in the prior year period, a 29.4% decrease; the Pioneer experienced operating income of $4.9 million in 1995 compared to $8.3 million in 1994, a 41.3% decrease; and the Hacienda's operating income was $1.8 million in the nine month period of this year compared to income of $2.8million last year, a 37.1% decrease.

Interest expense increased $1.7 million in the fiscal 1995 period to $33.7
----------------
million as compared to $32.1 million for the nine month period ended June 30, 1994. The increase in interest expenses is primarily the result of the issuance of $115 million principal amount of 11% First Mortgage Notes due 2000 (the "11% Notes") in December 1993.


Loss before federal income tax and extraordinary item - The Company recorded a
-----------------------------------------------------
loss before federal income tax and extraordinary item of $30.7 million for the nine months ended June 30, 1995 as compared to a loss of $5.3 million for the same period in fiscal 1994.

Three Months Ended June 30, 1995 and 1994
-----------------------------------------

Revenues - The Company recorded revenues of $63.5 million for the quarter ended
--------
June 30, 1995, as compared to $64.7 million in the prior year quarter, a $1.2
million, or 1.9% decrease.   The Santa Fe recorded revenue increases of $100,000
to $16.9 million, or 0.5%, compared to the same period in the 1994 fiscal year. This increase is significantly less than the 28.4% increase in revenues achieved during the 1994 fiscal period. The Hacienda experienced a revenue increase of $400,000, or 2.7%, when compared to the 1995 period with the prior year. The Sahara reported a decrease of $1.3 million, or 5.8%, when comparing the two periods. In the third quarter of 1995, the Pioneer's revenues decreased $900,000 to $11.7 million, or 7.2%, compared to the same period in the 1994 fiscal year.

The Company's casino revenues totaled $38.5 million, a $1.0 million, or 2.6%, decrease from the prior year's quarter. A $400,000, or 3.2%, increase in casino revenues at the Santa Fe and a $200,000, or 3.8%, increase in casino revenues at the Hacienda in the current year's quarter over that of the prior year were offset by a decrease in casino revenues at the Pioneer of $700,000, or 6.1%, and at the Sahara of $1.2 million, or 10.4%, when comparing the two fiscal periods. management believes that the increase in casino revenues at the Santa Fe is primarily due to the addition of a race book in December 1994. The rate of growth in other casino revenues is lower than the 22.7% growth rate in the same three month period of 1994, due primarily to the opening of a competing facility within four miles of the Santa Fe in December 1994. Another competing facility within the same area opened in July 1995. In addition, management believes that Santa Fe casino revenues were impacted, to a lesser extent, by restricted access to the property from February 1995 to April 1995 during construction on an interchange next to the facility. The increase in casino revenues at the Hacienda is the result of increased table game play in the current period. The decrease in casino revenues at the Pioneer is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in southern Nevada, Arizona and California. The decrease in casino revenues at the Sahara is primarily the result of decreased slot play in the current period, which Management believes is associated with the decrease in occupied room nights.

The Company's hotel revenues increased $800,000, or 8.2%, during the three months ended June 30, 1995 from the corresponding 1994 period on a net decrease of 7,435 occupied room nights. The Sahara recorded increased hotel revenues of $500,000, or 7.8%, with a decrease in occupied rooms of 7,455, or 4.2%. This is believed to be primarily the result of an increase in the average room rate associated with tour and travel contracts and increased convention business offset by a decrease in occupied room nights which is primarily the result of a change in strategy regarding filling rooms with low room rates. The Hacienda recorded increased hotel revenues of $400,000, or 14.2%, primarily as the result of an increase in the average room rate associated with tour and travel contracts. Room occupancy percentages were 91.7% at the Sahara, 95.6% at the Hacienda, 97.0% at the Santa Fe and 90.0% at the Pioneer for the three months ended June 30, 1995. This compares to 95.8%, 96.5%, 98.4% and 90.6% for each of the hotel/casinos for the quarter ended June 30, 1994, respectively.

The Company's food and beverage revenues decreased $100,000, or 0.8%, in the current three month period compared to the same period in the prior fiscal year. The increase in food and beverage revenues of $500,000, or 26.4%, at the Santa Fe was partially offset by decreases at the Sahara of $400,000, or 11.0%, and at the Hacienda of $100,000, or 6.4%. The increase at the Santa Fe is due to the opening of additional food and beverage facilities in December 1994. The decrease at the Sahara is considered to be primarily the result of fewer occupied room nights.

Other revenues decreased $900,000, or 13.3%, in the current three month period compared to the same period in the prior fiscal year, with decreases of $300,000, or 13.8%, $100,000, or 6.3%, $800,000, or 38.8%, and $200,000, or
37.6%, recorded at the Sahara, Hacienda, Santa Fe and Pioneer, respectively.
The decrease at the Sahara is primarily due to a decrease in revenues from timeshare contract sales. Management believes that this decrease is largely due to a change in the profile of the Sahara's customer base from leisure to convention and increased repeat business, two customer groups which are not, traditionally, timeshare customers. At the Hacienda, a decrease in revenues from timeshare contract sales of $500,000 was partially offset by an increase in entertainment revenues of $300,000. The Company discontinued timeshare contract sales at the Hacienda Hotel in January 1995, and the Sahara in June 1995. The decrease at the Santa Fe is due to approximately $700,000 recorded in the prior year from a management agreement for which revenues were not recorded in the current period.

Operating expenses totaled $73.9 million in the current quarter, including a
------------------
charge of $14.9 million to write down development costs. Excluding this write down, operating expenses increased $3.6 million, or 6.5%. Operating expenses increased $200,000, $300,000, $2.1 million and $1.0 million at the Sahara, Hacienda, Santa Fe and Pioneer, respectively.

Casino expenses were $1.6 million, or 9.1%, higher for the Company's current three month period. The Santa Fe reported an increase of $900,000, or 19.4%, primarily due to the increase in the Santa Fe's promotional costs due to increased competition and increased payroll and other costs associated with operating an additional 15,000 square feet of casino space, which includes a new race book. The Sahara's increase was primarily due to losses associated with credit play. The Hacienda's increase was primarily volume related. Increased casino expenses at the Pioneer were primarily due to expenses associated with additional slot tournaments and other promotional expenses.

Food and beverage expenses increased $400,000, or 3.7%. An increase at the Santa Fe of $600,000, or 23.8%, is related to the increase in revenues and increased payroll and other costs associated with the expansion of food and beverage facilities. The Sahara's and Hacienda's food and beverage expenses did not decrease in proportion to the decrease in food and beverage revenues, primarily due to union wage increases.

Selling, general and administrative expenses for the Company increased $500,000,
or 6.7%, in the 1995 period.   Increases of $500,000, or 20.1%, and $100,000, or
4.8%, at the Sahara and Santa Fe, respectively, were primarily related to increased advertising and promotional costs. An increase of $100,000, or 11.4%, at the Pioneer is attributed to increased payroll costs. The increases described above were offset by a decrease of $300,000, or 18.9%, at the Hacienda, primarily due to reduced advertising and promotional costs and a reduction in hotel bad debt expense.

Utilities and property expenses for the Company increased $600,000 or 9% in the three months ended as compared to the same period in the prior year, primarily due to a $220,000 loss on sale of gaming equipment at The Pioneer, incurred in connection with the expansion of casino space completed in December 1994.

Depreciation and amortization expense for the Company increased $600,000, or 9.4%, in the quarter ended June 30, 1995 as compared to the prior year period, with an increase of $500,000, or 26.4%, at the Santa Fe, primarily due to increased depreciation related to the expansion completed in December 1994.

Operating income(loss) for the three months ended June 30, 1995 was a $10.4
----------------------
million loss, which includes a $14.9 million charge against earnings to write down development costs related to the Parkville development. Excluding this write down, operating income was $4.5 million, a $4.8 million decrease from the 1994 period. Period to period changes for the four hotel/casinos were as
follows:   the Sahara had operating income of $300,000 for the 1995 period as compared to $1.8 million for the quarter in 1994, a 82.9% decrease; the Santa Fe had operating income of $2.4 million in the current period as compared to $4.3 million in the prior year period, a 42.7% decrease; the Pioneer experienced operating income of $1.2 million in 1995 compared to $3.0 million in 1994, a 61.2% decrease; and the Hacienda's operating income was $400,000 in the three month period of this year compared to income of $400,000 last year.

Interest expense increased $300,000 in the fiscal 1995 period to $11.4 million
----------------
as compared to $11.1 million for the period ended June 30, 1994.

Loss before federal income tax and extraordinary item  - The Company recorded a
------------------------------------------------------
loss before federal income tax and extraordinary item of $2.7 million for the three months ended June 30, 1995 as compared to a loss of $1.8 million for the same period in fiscal 1994.



LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

The Company has entered into agreements for the sale of substantially all of the assets of the Hacienda and the Sahara, which if consummated, will result in aggregate cash proceeds to the Company of $208 million and if consumated, receipt by the Company of a parcel of real property valued at $22 million. The Company is committed to use approximately $178 million of the cash proceeds to be received upon consummation of the two sales to retire approximately $182 million of indebtedness. The balance of cash proceeds from the sale transactions, approximately $30 million, is available for working capital purposes, of which $15 million has been committed for capital contributions to Pioneer Hotel Inc. See "Asset Sale-Hacienda; Asset Sale-Sahara."

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") was ($3.1) million and $24.4 million for the three and nine months ended June 30, 1995, which includes a $14.9 million charge against earnings to write down development costs related to Parkville. Excluding this write down, EBITDA was $11.8 million and $39.3 million for the three and nine month periods, as compared to $16.0 million and $46.8 million for the prior year periods. EBITDA is presented to enhance the understanding of the financial performance of the Company and its ability to service its indebtedness, but should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. As of June 30, 1995, the outstanding amount of the Company's long-term debt in relation to its stockholders' equity (27:1) or as a percent of total assets (91%) categorizes the Company as highly leveraged.

The Company's principal uses of funds generated from operations are for interest payments on indebtedness and capital expenditures. Interest expense for the nine month period ended June 30, 1995 and 1994 was $33.7 million and $32.1 million, respectively. Interest expense attributable to the 11% First Mortgage Notes due 2000 (the "11% Notes") issued by Santa Fe Hotel Inc. ("Santa Fe Inc.") is expected to increase as a result of the Santa Fe repurchase offer described below. Capital expenditures for the nine months ended June 30, 1995 and 1994 were $23.3 million and $31.5 million, respectively. Future capital expenditures required to maintain the facilities are generally expected to be financed with cash flows from operations. Management believes capital expenditures to maintain the facilities will be significantly less than that expended in the nine months ended June 30, 1995, in which expansion projects were undertaken. (See Capital Expenditures below) Additionally, the Company has used funds generated from operations to satisfy the $2.2 million annual sinking fund requirement due on its 10-1/4% Subordinated Sinking Fund Debentures due 1998 and to meet principal payments due under equipment financing amortization schedules.

The Company historically generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements to maintain existing facilities, and provide working capital to the parent company. However, indenture restrictions on Santa Fe Hotel Inc. ("Santa Fe Inc.") and Pioneer Hotel Inc. ("Pioneer Inc.") restrict the distribution of working capital to the parent company, and cash flow of these subsidiaries is not currently available for distribution to the Company. Therefore, the Company must rely on existing cash resources and cash flow generated by Sahara Nevada Corp. ("Sahara Nevada") and Hacienda Hotel Inc. ("Hacienda Inc."), the subsidiaries of the Company that own the Sahara and Hacienda, respectively, to provide liquidity to fund cash requirements of the parent company. The Company has entered into agreements to sell all or substantially all of the assets of the Sahara and Hacienda. See "Liquidity," "Asset Sale-Hacienda," and "Asset Sale-Sahara" and "Debt Obligations". In the event the sale of either the Hacienda or the Sahara is not consummated, the Company will be required to attempt to refinance or renegotiate the terms of some or a significant portion of its outstanding indebtedness. No assurance can be given that the Company would be successful in refinancing or renegotiating its indebtedness, if necessary. (See "Debt Obligations" below.)

Liquidity - Sahara Nevada, Hacienda and Other - Approximately $30.2 million of
---------------------------------------------
the Company's current assets at June 30, 1995, including approximately $17.6 million of cash and short-term investments, was held by Sahara Nevada, Hacienda Inc., the Company and its subsidiaries other than Pioneer Inc. and Santa Fe Inc. (collectively the "Other Entities"), which amounts are not subject to indenture restrictions limiting the availability of such funds to the Company. Excluding the working capital of Pioneer Inc. and Santa Fe Inc. and $16.8 million of indebtedness that matures in September 1995 and $21.9 million indebtedness that matures in December 1995 reported in the current portion of long-term debt, which are expected to be satisfied with proceeds received upon the consummation of the sales of the Hacienda and the Sahara, (see "Debt Obligations"), the Company had a working capital balance of approximately $12.5 million at June 30, 1995.

Results of operations of the Other Entities for the twelve months ended June 30, 1995, provided EBITDA of $21.0 million, approximately 1.18 times interest expense during the same period. Based on current operations and available resources, management believes that, barring unforeseen circumstances, the Other Entities will have sufficient cash resources to meet operating requirements and debt service requirements other than the debt maturities discussed above in September 1995 and December 1995, through the twelve month period ending June 30, 1996, although no assurance can be given to that effect. (see Debt Obligations below) The Company has entered into agreements to sell substantially all of the assets of the Hacienda and Sahara. (See "Asset Sale-Hacienda; Asset Sale-Sahara.")

Liquidity - Santa Fe - The indenture under which the 11% Notes were issued
--------------------
contains restrictions on payments to and investments in affiliates by Santa Fe Inc., including the Company. As a result of these restrictions, all of the cash flow generated by Santa Fe Inc.

is not currently, and is not expected during the next twelve months to be, available for distribution to the Company. Approximately $11.1 million of the Company's current assets, including approximately $8.6 million of cash and short term investments, was held by Santa Fe Inc. at June 30, 1995. (See "Capital Expenditures" and "Asset Sale - Sahara" below)

Results of operations at the Santa Fe for the twelve months ended June 30, 1995, excluding the $14.9 million charge against earnings to write down development costs regarding Parkville, provided EBITDA of $20.1 million, approximately 1.47 times interest expense during the same period. (See Results of Operations - Revenues; Operating Expenses) Management believes that, based on current operations and available resources, barring unforeseen circumstances, Santa Fe Inc. will have sufficient cash resources to meet its operating requirements and debt service requirements through the twelve month period ending June 30, 1996. (See Debt Obligations)


Liquidity - Pioneer - The indenture under which the $120.0 million principal
-------------------
amount of First Mortgage Notes due 1998 ("13-1/2% Notes") of Pioneer Finance Corp. were issued contain restrictions on payments to and investments in affiliates by Pioneer Inc., including to the Company. As a result of these restrictions, all of the cash flow generated by Pioneer Inc. is not currently, and is not expected during the next twelve months to be, available for distribution to the Company. Approximately $5.0 million of the Company's current assets, including approximately $2.3 million of cash and short term investments, was held by Pioneer Inc. at June 30, 1995.

Results from operations at the Pioneer for the twelve months ended June 30, 1995 provided EBITDA of $11.1 million, approximately .80 times interest expense during the same period. (See Results of Operations - Revenues and Operating Expenses) Management believes that, based on current operations and available and expected resources, primarily equipment financing permitted under the 13-1/2% Note indenture and anticipated proceeds from the sales of the Hacienda and the Sahara, barring unforeseen circumstances, the Pioneer will have sufficient cash resources to meet its operating requirements and debt service requirements through the 12 months ending June 30, 1996, although no assurance can be given to that effect. If the Hacienda and Sahara sales are consummated, among other items, the Company will acquire $20 million principal amount of 13-1/2% Bonds for $15.5 million and submit such 13-1/2% Bonds to the trustee for cancellation, and the Company will contribute $15 million in cash to Pioneer Inc. (See Asset Sale - Hacienda and Sahara below)

In the event Pioneer Inc. is unable to meet debt service payments through current operations and available resources, Pioneer Inc. will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional permitted indebtedness.

Capital Expenditures  - In December 1994, the Company completed construction of
---------------------
an expansion at the Santa Fe. The cost of construction and equipment was approximately $14.4 million. During the nine month period ended June 30, 1995, the Company recorded approximately $12.0 million in construction costs associated with the expansion of the Santa Fe.

In December 1994, the Company completed construction of an expansion of the Pioneer. The cost of construction and equipment was approximately $4.1 million. During the nine month period ended June 30, 1995, the Company recorded approximately $2.2 million in construction costs associated with the expansion of the Pioneer.

Asset Sale - Hacienda: In January 1995, the Company entered into an agreement to
----------------------
sell substantially all of the assets of Hacienda  for $80 million in an all cash transaction. The sale is subject to the buyer's obtaining all appropriate regulatory licenses and approvals. The Company has been advised that the buyer submitted applications for Nevada licensing approvals related to the acquisition of the Hacienda assets in March 1995. In the event the sale has not been consummated by October 10, 1995, either the Company or the buyer may terminate the agreement. Additionally, the agreement may be terminated as a result of failure to meet certain conditions or due to breaches or defaults. If the buyer terminates the agreement for any reason other than the buyer's inability to obtain necessary licenses or approvals from the Nevada Gaming Authorities or as a result of a misrepresentation, or a default or breach of the agreement by the Company, a $5 million earnest money deposit will be released to the Company. The buyer has the option to extend the October 10, 1995 date to April 10, 1996, in which event the $5 million earnest money deposit will be released to the Company. The deposit, if released in connection with an extension of such date, would be applied against the purchase price if the sale is consummated on or prior to April 10, 1996, or retained by the Company if the sale is not consummated by that date.

Proceeds from the sale, if consummated, will be used as follows: (i) approximately $22.0 million will be used to repay a note secured by a first deed of trust on the Hacienda ("PERS Note") , (ii) approximately $3.0 million will be used to satisfy other costs of closing, and (iii) $32.0 million of proceeds will be used to satisfy an affiliate note in favor of Sahara Nevada. (See affiliate notes discussed below) Remaining proceeds of approximately $23 million may be utilized for working capital purposes, including the development of proposed projects, expansion or renovation of existing facilities and reduction of outstanding indebtedness.


Asset Sale - Sahara:  In May 1995, the Company entered into an agreement to sell
-------------------
substantially all of the assets of the Sahara for $128 million in cash and to exchange 22 acres of land, a portion of which is currently utilized by the Sahara as a parking lot, for 26 acres of land just south of the Sahara on Las Vegas Boulevard, currently occupied by a water park. The sale is subject to the buyer's obtaining all appropriate regulatory licenses and approvals and termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The Company has been advised that the buyer submitted applications for Nevada licensing approvals related to the acquisition of the Sahara assets in June 1995. In the event the sale has not been consummated by February 28, 1996, either the Company or the buyer may terminate the agreement. If the buyer terminates the agreement for any reason other than the buyer's inability to obtain necessary licenses or approvals from the Nevada Gaming Authorities or as a result of a misrepresentation, or a default or breach of the agreement by the Company, a $10 million earnest money deposit will be released to the Company. The buyer has the option to extend the February 28, 1996 date to May 31, 1996, in which event the $10 million earnest money deposit will be released to the Company. The deposit, if released in connection with an extension of such date, would be applied against the purchase price if the sale is consummated on or prior to May 31, 1996, or retained by the Company if the sale is not consummated by that date.

If the sale of substantially all of the assets of the Sahara is consummated, approximately $121 million cash proceeds of the sale will be used to fund the cost of defeasance of the 12-1/8% Notes. The remaining cash proceeds of approximately $7 million will pay the costs associated with the transaction and will be retained for working capital purposes.

In June 1995, the Company reached an agreement with the holders of the 13-1/2% Notes in connection with the holders consenting to the proposed sales of the Sahara and Hacienda. Pursuant to this agreement, upon consummation of the sale of the Hacienda, the Company will cause the $20 million principal amount of 13-1/2% Notes to be acquired for $15.5 million to be contributed as equity to PHI and submitted to the trustee for cancellation. Upon consummation of the sale of the Sahara, the Company will cause the capital stock of a wholly-owned subsidiary, which owns a 40-acre parcel of land in Henderson, Nevada, to be contributed as equity to Pioneer Inc. and will cause $15 million in cash to be contributed to Pioneer Inc. Such funds may be utilized for debt service on the 13-1/2% Notes, capital expenditures at the Pioneer, and with respect to $10 million, contribution to capital for development of the Henderson, Nevada project or repurchase of 13-1/2% Notes. In addition, the Company will grant a security interest in the real property to be acquired in the Sahara sale located on the Las Vegas Boulevard to secure a contingent $10 million obligation.

Debt Obligations - The PERS Note, with respect to which approximately $21.9
----------------
million was outstanding at June 30, 1995, matures in December 1995. The Company anticipates satisfying the PERS Note from the proceeds of the sale of the Hacienda. (See Asset Sale above)

On March 31, 1994, a wholly-owned subsidiary of the Company issued $15 million principal amount 12% First Mortgage Notes guaranteed by the Company and secured by, among other things, a first priority lien on the real property pursuant to the deed of trust relating thereto ("12% Notes"). The principal amount of the 12% Notes and all accrued interest were originally payable on March 31, 1995. The 12% Notes were amended in March 1995 to (i) extend the maturity date to the earlier of September 30, 1995 or five days after the consummation of a sale of substantially all of the assets of the Hacienda, and (ii) provide for monthly cash interest payments on the principal amount of the 12% Notes and interest accrued on the 12% Notes through March 31, 1995 ($16.8 million in the aggregate). Additionally, in connection with the amendment, HHI guaranteed the indebtedness evidenced by the 12% Notes.

The Company has entered into an agreement, contingent upon the consummation of the sale of the assets of the Hacienda before December 31, 1995, to use $15.5 million in proceeds from the Hacienda sale to acquire $20.0 million principal amount of the 13-1/2% Notes. The 13-1/2% Notes, if acquired pursuant to this agreement, would be submitted to the trustee for cancellation and would satisfy in full the Company's $12.75 million sinking fund payment remaining due in December 1996 on the 13-1/2% Notes.

Affiliate notes in the principal amounts of $32 million issued by HHI and $8 million issued by the SFHI, each in favor of SNC, mature simultaneously with the maturity of the 12-1/8% Notes and may be repaid under the terms of the 12-1/8% Notes indenture. If either the Hacienda or the Santa Fe is sold earlier than the August 1996 maturity date, the affiliate note related to the property sold will be accelerated and will become immediately due and payable. Therefore, upon consummation of the sale of substantially all of the assets of the Hacienda, the $32 million affiliate note will become due and will be paid out of the proceeds of the sale. Such funds may then be used by SNC for capital expenditures at the Sahara, or may be loaned to wholly-owned subsidiaries of the Company, pursuant to comparable affiliate notes that would mature in August 1996. The Company expects to use all or a portion of the $32 million received by SNC upon repayment of the Hacienda affiliate note to make loans to a wholly-owned subsidiaries of the Company for the purposes either of consummating the purchase of 13-1/2% Notes and/or to repay the 12% Notes discussed above.

If the sale of substantially all of the assets of the Sahara is consummated, approximately $121 million cash proceeds of the sale will be used to fund the cost of defeasance of the 12-1/8% Notes. The remaining cash proceeds of approximately $7 million will be used to pay the costs associated with the transaction and for working capital purposes.

Any affiliate notes that evidence loans that may be made by SNC to wholly-owned subsidiaries of the Company from the proceeds of the repayment of the existing $32 million affiliate note owed by Hacienda Inc. to Sahara Nevada for the purposes of retiring the 12% Notes or acquiring $20 million principal amount of 13-1/2% Notes are expected to be forgiven upon defeasance of the 12-1/8% Notes.

Santa Fe Offer to Repurchase:  In July 1995, in accordance with the indenture
-----------------------------
governing the 11% Notes, SFHI commenced an offer to repurchase $21.5 million principal amount of 11% Notes, representing that principal amount that can be purchased with funds remaining in the Parkville collateral account dedicated to use in the development of a proposed dockside riverboat casino and to be received upon liquidation of the Parkville assets. The repurchase offer is required to be made because the proposed casino in Parkville, Missouri that SFHI intended to develop was not operating by June 30, 1995. In satisfaction of the obligation to liquidate the Parkville assets, SFHI intends to acquire the Parkville assets for $2.99 million, which Sahara Gaming and SFHI believe to be the fair market value of such assets. Thereafter, upon the earlier of the consummation of the sale of substantially all of the assets of the Hacienda or June 30,1996, Sahara Gaming or an affiliate will acquire the Parkville assets from SFHI for $2.99 million, provided SFHI has not previously sold the Parkville assets to a third party.

Pursuant to the offer to repurchase, SFHI is offering to purchase for cash up to $21.5 million principal amount of the 11% Notes, including up to $11.5 million in principal amount of 11% Notes that may be issued upon exercise of outstanding warrants to acquire additional 11% Notes, at a price of $1,010 per $1,000 principal amount, plus accrued interest. As a result of the commencement of the offer to repurchase, the outstanding warrants are exercisable for no additional consideration until September 11, 1995.

As an alternative to the repurchase offer, SFHI is soliciting consents to amendments to the indenture governing the 11% Notes to modify the requirements of the repurchase offer. The amendments would permit SFHI to retain a portion of the cash that would otherwise be used to make the repurchase offer and to use the retained cash for certain permitted uses, including the development of a casino-hotel in Henderson, Nevada. (See Notes 5, 6 and 9) SFHI is conditioning the consent solicitation upon receipt of consents from the holders of all outstanding Notes other than Notes in the aggregate principal amount of $10 million. In the event holders of more than $10 million of Notes do not consent to the amendments, SFHI will consummate the repurchase offer as originally contemplated. If the consents become effective, SFHI is offering to pay to each holder of the Notes validly consenting to the amendments a consent payment equal to $15 for each $1,000 principal amount of Notes for which a valid consent is received, and SFHI will consummate the repurchase offer with respect to up to a maximum $10 million principal amount of Notes. Additionally, if the consents become effective, and the sale of the Sahara and the Hacienda are consummated, Sahara Gaming will cause a subsidiary to grant a subordinated security interest for the benefit of the 11% Noteholders in certain real property on the Las
Vegas Strip.

The Company has recorded a non-recurring charge to earnings in the amount of $2.4 million, less income tax benefit of $846,000, related to debt premium payments, debt issue costs and debt discount, in connection with the repurchase offer.

Treasure Bay  The Company is incurring and expects to continue to incur
------------
professional expenses and other expenses associated with legal proceedings involving Treasure Bay and the Company's investment in Treasure Bay. The Company included an estimate of such expenses in the charge against income relating to the investment in Treasure Bay recorded in the fourth quarter of fiscal 1994. The Company expects to review the status of the legal proceedings involving Treasure Bay periodically in order to evaluate the adequacy of the previously recorded charge against income.


Related Parties    LICO, a company wholly-owned by Mr. Lowden, Chairman of the
---------------
Board, Chief Executive Officer and 51% stockholder of the Company, borrowed $476,000 from Hacienda Inc., pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was $533,000 as of June 30, 1995. The demand loan to LICO bears interest at 2% over the prime rate.

As of September 30, 1993, Mr. Lowden had borrowed an aggregate of $1.9 million from the Company. The unsecured demand loans were evidenced by promissory notes
and accrued interest at a rate equal to 2% over the prime rate.   On January 4,
1994, Mr. Lowden repaid the loans from the Company in full, together with accrued interest.

In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement whereby the principal balance (approximately $3,614,917 as of June 30, 1995) of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral
is at least three times the outstanding loan balance.   If an event of default
were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.


Effects of Inflation
--------------------

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel and contract sales operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

                           SAHARA GAMING CORPORATION

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Certain legal proceedings were disclosed in the Company's annual report on Form 10-K for the year ended September 30, 1994. Except as set forth below, there were no material developments in any material legal proceeding during the quarter ended June 30, 1995.

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

On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and Santa Fe Inc. as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and Santa Fe Inc. and to sell the Company and Santa Fe Inc. a 20% ownership interest in Treasure Bay. The Company and Santa Fe Inc. believe that the suit is without merit and are defending themselves vigorously while pursuing their own lawsuit. The Company and Santa Fe Inc. moved to dismiss, stay or transfer it to the federal court in Nevada, on the grounds that it should have been asserted, if at all, as a counterclaim in the Nevada action described above. That motion was granted in June 1994, and the action was subsequently transferred to the federal court in Nevada.

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

Subsequent to the U.S. Bankruptcy Court's entry of an injunction to preserve the bankroll proceeds pending the constructive trust litigation, Treasure Bay successfully urged the Court to lift the injunction for the limited purpose of allowing the bankroll proceeds to be used as collateral for specific interim financing by Treasure Bay. However, the Court conditioned the use of the bankroll as collateral upon approval by the Mississippi Gaming Commission of the proposed interim financing. Upon review, Treasure Bay's interim financing plan was not approved by the Mississippi Gaming Commission and Treasure Bay subsequently announced that it was withdrawing its plans for interim financing. Accordingly, the injunction regarding the bankroll is still in place.

On March 31, 1995, Treasure Bay Corp. commenced an adversary proceeding in its bankruptcy case by filing a complaint for a preliminary and permanent injunction pursuant to 11 U.S.C. Sec. 105 and Sec. 362 against the Company and Santa Fe. The Complaint alleges that the filing of the action against Bernie Burkholder, an officer of Treasure Bay Corp., in Nevada federal court violated the automatic stay imposed by 11 U.S.C. Sec. 362, or alternatively, that the Bankruptcy Court should issue an injunction pursuant to 11 U.S.C. Sec. 105 preventing Sahara from proceeding with its action as against Burkholder. In addition to an injunction, the complaint seeks actual and punitive damages and attorneys' fees. In a hearing on this complaint, Treasure Bay abandoned its claims for damages and violation of the stay. However, the bankruptcy court granted Treasure Bay's request for a stay of discovery against Bernie Burkholder that will expire after the confirmation hearing on Treasure Bay's bankruptcy plan.

The Company is vigorously pursuing its claims and defenses in all proceedings involving its current and prior relationship with Treasure Bay.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

          A.  Exhibits:

              10.111 Third Amendment to Development Agreements dated June 30, 1995 by Sahara Parkville, Inc. And the City of Parkville, Missouri

              10.112 Sixth Amendment to Lease Agreement dated June 30, 1995 by Sahara Parkville, Inc., and the City of Parkville, Missouri

              23      Consent of Deloitte & Touche

              27      Financial Data Schedule

          B.  Reports:

              1. The Registrant filed a Current Report on Form 8-K dated May 31, 1995 under Item 5. Other Events, reporting certain information relating to the sale of assets of the Sahara Hotel and Casino.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 SAHARA GAMING CORPORATION, Registrant



                                 By: s/ Thomas K. Land
                                    -----------------------------------------
                                    Thomas K. Land, Chief Financial Officer


Dated: August 14, 1995

Sahara Gaming Corporation
Las  Vegas, Nevada

We have made a review, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Sahara Gaming Corporation and subsidiaries for the periods ended June 30, 1995 and 1994, as indicated in our report dated August 11, 1995 (which includes an explanatory paragraph regarding the Company's ability to repay certain indebtedness); because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated by reference In Registration Statement No. 33-44700 on Form S-8 and in post-effective Amendment No. 1 to Registration Statement No. 33-7053 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that act.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 11, 1995