Form 10-K
period 1995-09-30
SAHARA GAMING CORP
filed 1995-12-29
CIK 812482

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934 for the fiscal year ended September 30, 1995 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER:  1-9481


                           SAHARA GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)

            Nevada                                            88-0304348
----------------------------------                   ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)


4949 N. RANCHO DR., LAS VEGAS, NEVADA                                      89130
--------------------------------------------------------------------------------
(Address of principal Executive Office)                               (Zip Code)

Registrant's telephone number, including area code:  (702) 658-4300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:                              ON WHICH REGISTERED:
--------------------                              -----------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE            AMERICAN STOCK EXCHANGE
EXCHANGEABLE REDEEMABLE PREFERRED STOCK           AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                      ----
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  YES    X       No _____
                                               ------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. _______

       The number of shares of common stock outstanding as of December 27, 1995, was 6,195,356. The market value of the common stock held by nonaffiliates of the Registrant as of December 27, 1995, was approximately $6,359,677. The market value was computed by reference to the closing sales price of $2.1875 per share of common stock on the American Stock Exchange as of December 27, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PART III HEREOF INCORPORATES BY REFERENCE PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON FEBRUARY 20, 1996 (TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER SEPTEMBER 30,
1995).

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES
                   ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                         YEAR ENDED SEPTEMBER 30, 1995

                               TABLE OF CONTENTS

                                     PART I
                                                            Page
                                                            ----

Item 1.    Business........................................   3
               General.....................................   3
               Hotel and Casino Operations.................   3
               Development Opportunities...................   7
               Nevada Regulations and Licensing............   9
Item 2.    Properties......................................  13
Item 3.    Legal Proceedings...............................  15
Item 4.    Submission of Matters to a Vote of
            Security Holders...............................  17

                                    PART II

Item 5.    Market for the Registrant's Common Stock
            and Related Security Holder Matters............  17
Item 6.    Selected Financial Data.........................  18
Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations..  19
Item 8.    Financial Statements and Supplementary Data.....  32
Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.........  57

                                    PART III

Item 10.   Directors and Executive Officers of
            the Registrant.................................  57
Item 11.   Executive Compensation..........................  57
Item 12.   Security Ownership of Certain Beneficial
            Owners and Management..........................  57
Item 13.   Certain Relationships and Related Transactions..  58

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................  58

                                     PART I

Item 1.  Business
         --------

GENERAL

    Sahara Gaming Corporation (the "Company"), a Nevada corporation, is the successor to a combination, effective September 30, 1993 (the "Reorganization") of two affiliates, Sahara Resorts, a Nevada corporation, and Sahara Casino Partners, L.P., a Delaware limited partnership (the "Partnership"). Mr. Paul W. Lowden, Chairman of the Board and Chief Executive Officer of the Company, owns approximately 52% of the Company's common stock (the "Common Stock").

    The Company's primary business operations are currently conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("Santa Fe Inc."), and Pioneer Hotel Inc. ("Pioneer Inc."), each a Nevada corporation. The subsidiaries in turn own the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and the Pioneer Hotel & Gambling Hall (the "Pioneer") located in Laughlin, Nevada.

    On August 31, 1995, the Company completed the sale of the Hacienda Resort Hotel and Casino (the "Hacienda"), previously owned and operated by the Company's wholly-owned subsidiary Hacienda Hotel Inc. ("Hacienda Inc."), for consideration of $80 million in cash. On October 2, 1995, the Company completed the sale of the Sahara Hotel and Casino (the "Sahara"), previously owned and operated by the Company's wholly owned subsidiary Sahara Nevada Corp. ("Sahara Nevada"), for $128 million in cash and a 27 acre parcel of real property located on the Las Vegas Strip valued for purposes of the transaction at approximately $22 million. In addition, the Company holds other real estate parcels for possible development within or in the area surrounding Las Vegas, Nevada.


    The principal executive office of the Company is located at 4949 N. Rancho Dr., Las Vegas, Nevada 89130 and the telephone number is (702) 658-4300.


HOTEL AND CASINO OPERATIONS

    The Company's primary business operations are in the gaming industry and are conducted at the Santa Fe property in Las Vegas, Nevada and the Pioneer property in Laughlin, Nevada.

Description of the Hotel-Casinos

    The Santa Fe is located on a 40-acre site (including 4 acres acquired in May
1994) in the northwest part of Las Vegas, approximately nine miles from the north end of the Las Vegas Strip. The target clientele are residents of northwest Las Vegas and, to a lesser extent, residents of the entire Las Vegas Valley. The Company also owns a 22-acre tract of property located adjacent to the Santa Fe, which may be used for future development opportunities.

    The Santa Fe features 200 standard hotel rooms, a 65,000 square foot casino, an ice skating arena, 60-lane bowling center, three themed restaurants, a dedicated bingo room, a race book and other public areas. Additionally, the Santa Fe includes a coffee shop, buffet, five full service bars and a lounge area that features live entertainment.

    The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6-1/2 acres of the 12 acres are subject to a 99-year ground lease which, by its terms, is scheduled to terminate in December 2078. One of the three motel buildings together with a portion of both the Pioneer's casino building and a second motel building, are located on land subject to the ground lease. The leased land lies between and separates the two parcels of land that are held in fee.

    The Pioneer hotel-casino complex was built in 1982 in a classical western architectural style. The Pioneer is comprised of four buildings. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. An aggregate of 417 motel rooms are housed in the three remaining buildings. The complex amenities include a special events area, coffee shop/buffet, bar, snack bar, and gift shop. A partial second floor in the main building houses a gourmet restaurant, administrative offices and banquet rooms.


Revenues

    The primary source of revenues to the Company's hotel-casinos is gaming, which represented 61.2% in 1995, 61.2% in 1994, and 61.9% in 1993 of total revenues in the respective fiscal years. The following table sets forth information regarding the approximate number of licensed games and gaming devices of the Santa Fe and the Pioneer as of September 30, 1995:

                      Santa Fe   Pioneer   Total
                      --------   -------   -----
Slot Machines             1874       976    2850
Blackjack ("21")            16        10      26
Craps                        2         2       4
Roulette                     2         2       4
Poker and Pan                6         0       6
Race/Sports Book             1         0       1
Keno                         1         0       1
Bingo                        1         0       1
Other                        6         2       8

    The Santa Fe's market is primarily the residents of northwest Las Vegas, visitors to the local area, local businesses, and hockey and bowling leagues. The Santa Fe emphasizes its convenient location, the southwestern theme and its broad range of amenities, including a 60 lane bowling center and an ice skating arena. The Santa Fe has increased occupied room nights in each fiscal year since opening in February 1991 until fiscal 1994, when it reached near capacity. The occupancy rate for the last three fiscal years was 91.6% in fiscal 1993, 96.9% in fiscal 1994 and 96.0% in fiscal 1995. At the present time, the Santa Fe is at or near capacity, and no substantial increase in occupied room nights is expected.

    The Santa Fe is implementing an automated player tracking system which it expects to be operational in fiscal 1996. The "Desert Fortune Player Club" is being established to encourage repeat business from frequent and active slot and bingo customers. The players club will offer members points for slot machine and bingo play. The points can then be redeemed for cash as well as food, beverage, and rooms at the Santa Fe. Prior to implementing the players club the Santa Fe utilized a manual system to identify and reward frequent slot players. The new system will allow the Santa Fe to more precisely track play and more efficiently reward frequent players. It will also enhance management's ability to market directly to different segments of the Santa Fe customer base.

    The Pioneer has two predominant market segments. A majority of Pioneer players come from the local area around Laughlin. The Pioneer also attracts a drive in market of gamblers from Southern California and Arizona. The Pioneer's focus is on a direct marketing strategy emphasizing the property's unique atmosphere and attractive prices. The Pioneer has experienced a decrease in occupied room nights in each of the last three fiscal years with an occupancy rate of 91.4%, 88.8% and 86.3%, respectively, in fiscal years 1993, 1994 and 1995. Management believes that the decrease is the result primarily of increased availability in room nights and the continued intense competition in the Laughlin market.

    The Pioneer has an automated slot player tracking system. The "Round-Up Club" at the Pioneer was established to encourage repeat business from frequent and active slot customers. The Round-Up Club offers members points for slot machine play that can be redeemed for cash, as well as gifts, rooms, and food and beverages at the Pioneer.

   Hacienda Inc. continues to provide members, based on availability, space in the recreational vehicle facility known as "Camperland" located on approximately 14 acres of the Hacienda property. Pursuant to the terms of the agreement under which the Hacienda was sold, the Company is required to relocate the Camperland recreational vehicle facility before February 1997. Prior to that time, the Company is leasing the 14 acre parcel pursuant to an operating lease agreement with the purchaser of the Hacienda. In October 1995, the Company entered into an agreement to transfer its rights and obligations under contracts with members of Camperland to the developer of a recreational vehicle park currently under construction. Pursuant to the agreement, the Company will pay $4 million to the developer and the developer will assume all obligations relating to Camperland contracts. The Company will remain contingently liable for such obligations. The agreement is subject to, among other things, a due diligence review by the developer. If that agreement is not consummated, the Company will be obligated to transfer the Camperland operations to another location on or before February 1997 and continue to service existing contracts. The Company has acquired a 40 acre parcel of property for such purposes.

Management and Personnel

    At September 30, 1995, the Company employed 32 administrative personnel, and the Santa Fe and the Pioneer employed 1,153, and 821 persons, respectively.

    Pursuant to representation petitions filed with the National Labor
Relations Board ("NLRB") by the Teamsters, Operating Engineers, Culinary and Bartenders unions, an election was held at the Santa Fe on September 30 and October 1, 1993. The unions received 300 of the votes cast, 241 employees voted against representations by the unions, and 31 ballots were challenged. On October 8 and October 29, 1993, the Santa Fe filed objections and an unfair labor practice charge alleging misconduct and unlawful interference by Culinary, Local 226 with employees' federally protected rights in respect to the question of union representations. A hearing was conducted before an administrative law judge of the NLRB early in 1994. In July 1995, the administrative law judge ruled in favor of the unions and recommended the unions be certified by the NLRB as the bargaining agent for a unit of Santa Fe employees. On August 28, 1995, the NLRB adopted the recommendation of the administrative law judge and certified the unions. The Santa Fe believes the certification was issued in error and has refused to bargain with the unions. In response, the unions filed an unfair labor practice charge alleging refusal to bargain, and on November 30, 1995, the NLRB issued a bargaining order. The Santa Fe has appealed the bargaining order to the U.S. Court of Appeals for the District of Columbia. That appeal is pending. While the appeal is pending, the unions have no legally enforceable right to represent the Santa Fe employees and the Santa Fe has no legally enforceable obligation to recognize or bargain with the unions.

    From August 1994 to October 1995, complaints alleging unlawful interference by the Company with employee and union rights under the Nations Labor Relations Act were filed with the NLRB by several unions relating to the Sahara, Hacienda, Santa Fe and Pioneer Hotels, including allegations of unilateral changes in terms and conditions of employment at the Santa Fe. Hearings before administrative law judges of the NLRB are scheduled for January 29 and February 13, 1996, with respect to these complaints.

    Management believes the allegations are without merit and intends to defend the allegations vigorously. However, it were ultimately determined the Company improperly made changes in employment terms and conditions at the Santa Fe, the Company would be required to pay compensation due as a result of the changes.

    Both the Santa Fe and the Pioneer are targets of a union boycott in which the unions ask that the public not patronize the hotel-casino. Management is unable to determine the impact, if any, of the union boycott.

    If the Company loses its appeal to the U.S. Court of Appeals or if the unions are successful in organizing at the Pioneer, operating expenses may increase. Furthermore, should the unions attempt to call a strike at any facility, operating revenues would be reduced, which in turn could have a material adverse effect on the Company and on its financial condition and results of operations.

Competition

    In Las Vegas, Nevada, hotels and gambling casinos compete primarily in three areas: on or near the Las Vegas Strip; within downtown Las Vegas, and in the locals market. The Strip and downtown properties have a predominant target market of out of town visitors, while local properties generally target residents of the Las Vegas Valley. The Santa Fe targets and competes for the residents of northwest Las Vegas, a growing residential community, and, to a lesser extent, the residents of the entire Las Vegas Valley, emphasizing its convenient location, the southwestern theme and its broad range of amenities. There has been significant growth in the number of facilities in Las Vegas catering to the local population, including new facilities and upgraded or enlarged facilities surrounding the Las Vegas Valley resulting in increased competition among the locals facilities. In December 1994, and in July 1995, two new facilities which compete with the Santa Fe opened within five miles of the Santa Fe in North Las Vegas.

    In Laughlin, Nevada, located approximately 90 miles south of Las Vegas, the gaming market win from October 1994 through September 1995 has decreased approximately 3.0% compared with the same period in the prior year, according to the Nevada Gaming Control Board. A number of Las Vegas-based entities have properties in the Laughlin gaming market, making hotel-casino competition in the area intense. In fiscal 1995, the Pioneer experienced a 6.6% decrease in revenues. Management believes that the decrease is attributable primarily to increased competition both within the Laughlin market and, from the development of legalized casinos on reservations in Arizona and Southern California. Management plans to utilize the Pioneer's extensive player data base to attract visitors by emphasizing the Pioneer's unique atmosphere, attractive prices and good location, in an effort to maintain and expand its existing customer base.

    See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of competition.

DEVELOPMENT OPPORTUNITIES

Henderson, Nevada

    The Company owns a 39 acre parcel of real property in Henderson, Nevada, located in the southeast Las Vegas Valley. The Company is evaluating the development of a casino entertainment complex on this property. As of September 30, 1995, the Company had incurred approximately $19.7 million in development of the project, representing the land acquisition costs and preliminary engineering and development costs. The Company has no agreements, arrangements or understandings with respect to financing the development of the Henderson property, although it is exploring possible financing arrangements. Any future development would be subject to, among other things , the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property.

Las Vegas, Nevada

    In connection with the sale of the Sahara, the Company acquired an approximately 27-acre parcel of real property on the Las Vegas Strip. The Company expects to hold this property for possible future development. The property is subject to a ground lease, which may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to its scheduled termination date of 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $6.2 million as of September 30, 1995. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts.

    The Company also owns a 40 acre parcel of the real property located approximately eight miles south of the Las Vegas Strip on Las Vegas Boulevard, which was acquired for $2.4 million in September 1995. If the Company does not transfer the Camperland operations as described under "Business-Description of Hotel Casino-Revenues," the Company expects to make improvements to this property and relocate the Camperland operations to this site.

Parkville, Missouri

    Sahara Parkville, Inc., ("Parkville Inc.") a Missouri corporation and a wholly owned subsidiary of Santa Fe Inc., was formed in 1993 in connection with the potential development and operation of a dockside casino in the City of Parkville, Missouri. As a result of legislative and other setbacks, the Company ceased the active pursuit of developing the casino and recorded a $14.9 million charge against income in the quarter ended June 30, 1995 in connection with its development of the proposed project. In October 1995, the Company sold for $3.3 million in cash the barge vessel acquired in connection with the proposed project.

    Parkville Inc. remains a party to a lease agreement with the City of Parkville for the site of the proposed development, which is located approximately ten miles from Kansas City, Kansas and Kansas City, Missouri. Pursuant to the terms of the lease agreement, the Company may terminate the lease upon 90 days written notice.

Biloxi, Mississippi - Treasure Bay

    In April 1994, Santa Fe Inc. purchased from Treasure Bay Gaming & Resorts Inc. ("Treasure Bay") for $10.0 million approximately 20% of Treasure Bay's common stock and 33-1/3% of Treasure Bay's preferred stock. The Company also unconditionally guaranteed the payment of $4.5 million of the indebtedness of Treasure Bay incurred to finance working capital in connection with the opening of Treasure Bay's casinos in Biloxi, Mississippi in April 1994 and in Tunica, Mississippi in May 1994, which indebtedness the Company acquired in December 1994. In connection with its stock purchase, Santa Fe Inc. entered into an agreement with Treasure Bay to manage both properties. However, in December 1994, Treasure Bay notified the Company that Treasure Bay was assuming management control of Treasure Bay's properties and alleged that the Company was in default under the management agreement and had mismanaged the Treasure Bay properties.

    On January 10, 1995, Treasure Bay and its operating subsidiary, Treasure Bay Corp., filed for Chapter 11 relief in the United States Bankruptcy Court for the Southern District of Mississippi. Pending resolution of the Treasure Bay bankruptcy proceedings, Santa Fe Inc. does not expect to receive payments under the management agreement or with respect to the acquired indebtedness and no assurance can be given that any amounts will ultimately be repaid.

    The operations of Treasure Bay currently consist solely of a riverboat casino in Biloxi, Mississippi. Since August 1995, Treasure Bay's management, the Company and an ad hoc committee of Treasure Bay bondholders have each filed plans of reorganization with the bankruptcy court. The Company believes that confirmation hearings with respect to the plans will be held sometime in 1996. The Company's plan of reorganization for Treasure Bay contemplates that, subject to various conditions, the various classes of secured and unsecured creditors of the debtor agree to accept modifications to, and reductions in outstanding amounts of, Treasure Bay's outstanding obligations and the Company would make a cash equity contribution to acquire 100% of the equity interests in Treasure Bay. Any plan must be approved by the bankruptcy court, and no assurance can be given that the Company's plan of reorganization will be approved, that the various classes of creditors would agree to the plan or that the Company would elect to proceed with the plan. Additionally, any plan of reorganization may be amended, resulting in changes to the amount and terms of debt of the reorganized debtor and equity ownership acquired.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Santa Fe -- Treasure Bay". See "Legal Proceedings" for information regarding litigation between the Company and certain of its officers and certain current and former officers of Treasure Bay.

NEVADA REGULATIONS AND LICENSING

    The Company, Pioneer Inc., and Santa Fe Inc., (collectively, the "Sahara Group") are subject to extensive state and local regulation by the Nevada Gaming Commission, Nevada Gaming Control Board and in the case of Santa Fe Hotel, Inc., the Clark County Liquor and Gaming Licensing Board (collectively the "Nevada Gaming Authorities").

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

    Licensing and Registration.  Pioneer Inc. and Santa Fe Inc. hold Nevada
    --------------------------
State gaming licenses to operate the Pioneer and the Santa Fe, respectively (collectively the "Operating Companies"). The Company has been approved by the Nevada Gaming Authorities to own, directly or indirectly, a beneficial interest in the Operating Companies.

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

    If it is determined that the Operating Companies or, when applicable, new members of the Sahara Group, have violated the Nevada laws or regulations relating to gaming, the Operating Companies or, when applicable, new members of the Sahara Group, could, under certain circumstances, be fined and the licenses of the Operating Companies or, when applicable, new members of the Sahara Group, could also be limited, conditioned, revoked or suspended. A violation under any of the licenses held by the Company, or any of the Operating Companies or, when applicable, new members of the Sahara Group, may be deemed a violation of all the other licenses held by the Company and each of the Operating Companies or, when applicable, new members of the Sahara Group. If the Nevada Gaming Commission does petition for a supervisor to manage the affected casino and hotel facilities, the suspended or former licensees shall not receive any earnings of the gaming establishment until approved by the court, and after deductions for the costs of the supervisor's operation and expenses and amounts necessary to establish a reserve fund to facilitate continued operation in light of any pending litigation, disputed claims, taxes, fees, and other contingencies known to the supervisor which may require payment. The supervisor is authorized to offer the gaming establishment for sale if requested by the suspended or former licensee, or without such a request after six months after the date the license was suspended, revoked, or not renewed.

    Individual Licensing.  Stockholders, directors, officers and certain key
    --------------------
employees of corporate licensees must be licensed by the Nevada Gaming Authorities. An application for licensing of an individual may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to Nevada Gaming Authorities. In addition to its authority to deny an application for an individual license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. If the Nevada Gaming Authorities were to find any such person unsuitable for licensing or unsuitable to continue having a relationship with a corporate licensee, such licensee would have to suspend, dismiss and sever all relationships with such person. Such corporate licensee would have similar obligations with regard to any person who refuses to file appropriate applications, who is denied licensing following the filing of an application or whose license is revoked. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

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

    Beneficial owners of more than 10% of the voting securities of a corporation or partner interests of a partnership registered with the Nevada Gaming Authorities that is "publicly traded" (a "Registered Entity") must be found suitable by the Nevada Gaming Authorities, and any person who acquires more than 5% of the voting securities or partner interests, as the case may be, of a Registered Entity must report the acquisition to the Nevada Gaming Authorities in a filing similar to the beneficial ownership filings required by the Federal securities laws. Under certain circumstances an institutional investor, as such term is defined in the regulations of the Nevada Gaming Commission and Nevada Gaming Board ("Nevada Gaming Regulations"), that acquires more than 10% of the Company's voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirement. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

    Any beneficial owner of equity or debt securities of a Registered Entity (whether or not a controlling stockholder) may be required to be found suitable if the relevant Nevada Gaming Authorities have reason to believe that such ownership would be inconsistent with the declared policy of the State of Nevada. If the beneficial owner who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of its securities. In addition, the Clark County Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling more than 2% of the stock or partner interests of a Registered Entity, including a gaming licensee or otherwise, or of any corporation, partnership or person controlling such an entity. The applicant is required to pay all costs of investigation.

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

    Financial Responsibility.  Each of the Company and the Operating Companies
    ------------------------
is required to submit detailed financial and operating reports to the Nevada Gaming Authorities. Substantially all loans, leases, sales of securities and other financial transactions entered into by the Company or the Operating Companies must be reported to and, in some cases, approved by the Nevada Gaming Authorities.

    Certain Transactions.  None of the Sahara Group may make a public offering
    --------------------
of its securities without the approval of the Nevada Gaming Commission if the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, will not constitute a recommendation or approval of the investment merits of the securities offered. The Offering requires the approval of the Nevada Gaming Commission.

    Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Nevada Gaming Control Board and approval of the Nevada Gaming Commission. The Nevada Gaming Commission may require controlling stockholders, partners, officers, directors and other persons having a material relationship or involvement, to be licensed.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose securities are publicly traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming.

The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate or partnership gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate or partnership affairs. Approvals are, in certain circumstances, required from the Nevada Gaming Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as "greenmail") and before an acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Nevada Gaming Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

    Miscellaneous.   Pursuant to recent changes in Nevada law, the Company, and
    -------------
its affiliates, including subsidiaries may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Gaming Authorities provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Nevada Gaming Board on a periodic basis. The Company and its Nevada-based affiliates may be disciplined by the Nevada Gaming Commission if any of them violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who had been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Nevada and to the counties and cities in which the Company and the Operating Companies' respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of slot machines operated by the casino; or (iii) the number of table games operated by the casino. A casino entertainment tax is also paid by the licensee where entertainment is furnished in connection with the selling of food or refreshments.

    Finally, the Nevada Gaming Authorities may require that lenders to licensees, including each holder of Notes, be investigated to determine if they are suitable and, if found unsuitable, may require that they dispose of their loans (including the Notes).

Item 2.  Properties
         ----------

    The Santa Fe was constructed on a 36-acre site in the northwest part of Las Vegas, approximately nine miles from the north-end of the Las Vegas Strip. The Santa Fe property is subject to a first priority deed of trust securing 11% First Mortgage Notes due December 2000 ("11% Notes"). As of September 30, 1995, $105 million principal amount of 11% Notes was outstanding. In November 1993, Santa Fe Inc. acquired an approximately 22-acre parcel of property across the street from the Santa Fe Inc. for a purchase price of approximately $1.6 million. Santa Fe Inc. paid approximately $750,000 of the purchase price in cash and assumed an $850,000 note, secured by a first deed of trust on the parcel, which note bears interest at 12% per annum and matures in November 1996. In addition, in May 1994, the Santa Fe acquired a four-acre parcel for $980,000 which has been improved to
provide additional parking.   See "Business-- Description of the Hotel-Casinos"
for more detailed information regarding the Santa Fe.

    The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6.5 acres of the 12-acre Pioneer site is leased from an unaffiliated third party pursuant to a lease expiring in 2078. One of the Pioneer's three motel buildings, a portion of a second motel building and a portion of the casino building are located on the leased property. The Pioneer property is subject to a first deed of trust securing 13-1/2% First Mortgage Notes due December 1, 1998 ("13 1/2% Notes"). As of September 30, 1995, $82.75 million principal amount of the 13 1/2% Notes was outstanding. See "Business--Description of the Hotel-Casinos" for more detailed information regarding the Pioneer.

    On March 31, 1994, a wholly-owned subsidiary of the Company purchased 39 acres of real property in Henderson, Nevada, located in southeast Las Vegas Valley where the Company is evaluating the potential development of a casino entertainment complex. In connection with the sale of the Hacienda, indebtedness secured by a first priority deed of trust on this property was repaid in full. See "Business - Development Opportunities for more information regarding the real property.

    In October 1995, in connection with the Sahara sale, the Company acquired 27 acres of real property located on the Las Vegas Strip, just south of the Sahara Hotel & Casino. The property was acquired in connection with the sale of Sahara by the Company. Pursuant to an agreement with holders of 13 1/2% Notes, in which holders consented to the sale of the Hacienda and Sahara, the Company agreed to grant a security interest in the property for the benefit of the holders of the 13 1/2% Notes to secure a contingent $10 million obligation. See "Business-Development Opportunities" for more information regarding the real property.

    The Company operates a recreational vehicle facility known as "Camperland" on approximately 14 acres of the Hacienda property. In connection with the sale of the Hacienda, the Company agreed to relocate the Camperland facility on or before February 1997. Prior to that time, the Company is leasing the 14 acre parcel pursuant to an operating lease agreement with the purchaser of the Hacienda. (See "Business-Hotel & Casino Operations" for more detailed discussion).

    In September 1995, the Company acquired 40 acres of undeveloped real property located approximately eight miles south of the Las Vegas Strip. The Company acquired the property with the intention of developing a RV park to relocate the operations of the Camperland facility, if necessary. (See "Business-Hotel & Casino Operations" for more detailed discussion).

    In May 1993, Parkville Inc. entered into an agreement with the City of Parkville, Missouri, for a site lease allowing the Company to operate a casino subject to approval by the Missouri Gaming Commission. The lease agreement, as amended, allows the Company to terminate the agreement upon 90 days written notice. See "Business-Development Opportunities" for more detailed information.

Item 3.  Legal Proceedings
         -----------------

Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al.

    The Company and its predecessor, Sahara Casino Partners, L.P. are defendants in two class action lawsuits filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al. which have been consolidated in a single action and a third class action lawsuit filed in the United States District Court of Nevada, entitled Schrier v. Caesar's World, Inc., et al. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

    In response to the complaints, all of the defendants, including the Company and the Partnership, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue, and, in the case of the consolidated case, seeking to transfer venue of the actions to Las Vegas. The Court granted the defendants' motion to transfer venue of the Poulos action to Las Vegas. Plaintiffs have responded to all motions and have also propounded discovery with respect to each defendant on jurisdiction, venue and class issues. The Company expects that there will be further briefing on the motions, and the Court has not indicated when it will rule on these motions. Plaintiffs have also filed their motion to certify the class. A representative group of the defendants took the deposition of each plaintiff and also obtained documents from the plaintiffs. It is not known when the Court will rule on the class certification motions.

Hyland v. Griffin Investigations et al.

    The Company, its predecessor, Sahara Casino Partners, L.P. and Pioneer Inc. are defendants in a class-action lawsuit filed in the Unites States District Court of New Jersey, Camden Division, entitled Hyland v. Griffin Investigations et al. Also named as defendants in this action are many, if not most, of the largest gaming companies in the United States. The action alleges violations of Federal anti-trust law, the Fair Credit Reporting Act and state trespass statutes stemming from plaintiffs' exclusion from various casinos on the basis that plaintiffs are card counters. The complaint seeks compensatory as well as punitive damages. Pioneer Inc. has already been dismissed, and the Company has filed a motion to dismiss for lack of personal jurisdiction and failure to state a claim upon which relief may be granted. This motion is presently pending before the Court.

Treasure Bay Litigation

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

    On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and Santa Fe Inc. as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and Santa Fe and to sell the Company and Santa Fe a 20% ownership interest in Treasure Bay. The lawsuit was subsequently amended to remove Suzanne Lowden as a defendant. The Company and Santa Fe filed a successful motion to transfer this case to the United States District Court in Nevada.

    On March 31, 1995, Treasure Bay Corp. commenced an adversary proceeding in its bankruptcy case by filing a complaint for a preliminary and permanent injunction pursuant to 11 U.S.C. Sec. 105 and Sec. 362 against the Company and Santa Fe Inc. The Complaint alleges that the filing of the action on December 12, 1994 against Bernie Burkholder, an officer of Treasure Bay Corp., in Nevada federal court violated the automatic stay imposed by 11 U.S.C. Sec. 362, or alternatively, that the Bankruptcy Court should issue an injunction pursuant to 11 U.S.C. Sec. 105 preventing Sahara from proceeding with its action as against Burkholder. In addition to an injunction, the complaint seeks actual and punitive damages and attorneys' fees. In a hearing on this complaint, Treasure Bay abandoned its claims for damages and violation of the stay. However, the bankruptcy court granted Treasure Bay's request for a stay of discovery against Bernie Burkholder that will expire after the confirmation hearing on Treasure Bay's bankruptcy plan.

Treasure Bay-Bankruptcy

    On or about January 17, 1995, the Company and Santa Fe Inc. commenced an adversary proceeding in Treasure Bay's bankruptcy case in the United States bankruptcy court for the Southern District of Mississippi. The adversary proceeding seeks the return of bankroll or cage cash at Treasure Bay's casinos on the grounds that such funds are held by Treasure Bay in constructive trust for the Company and Santa Fe Hotel Inc. The complaint alleges that Treasure Bay fraudulently induced the Company to execute the guarantees of the loans by which Treasure Bay obtained the bankroll or cage cash. The complaint also seeks an injunction from the bankruptcy court requiring the bankroll or cage cash to be held intact pending the litigation. Treasure Bay filed an answer to the complaint denying Sahara's claim. On March 18, 1995, the U.S. bankruptcy court granted the Company's request for a preliminary injunction prohibiting Treasure Bay from using the bankroll or cage cash except in the ordinary course of business until further order of the Court.

    Subsequent to the bankruptcy court's entry of an injunction to preserve the bankroll proceeds pending the constructive trust litigation, Treasure Bay successfully urged the Court to lift the injunction for the limited purpose of allowing the bankroll proceeds to be used as collateral for specific interim financing by Treasure Bay. However, the Court conditioned the use of the bankroll as collateral upon approval of the Mississippi Gaming Commission of the proposed interim financing. Upon review, Treasure Bay's interim financing plan was not approved by the Mississippi Gaming Commission and Treasure Bay subsequently announced that it was withdrawing its plans for interim financing.

    The Company is vigorously pursuing its claims and defenses in all proceedings involving its current and prior relationship with Treasure Bay.

    See "Business-Hotel-Casino Operations - Management and Personnel" for discussion of several proceedings relating to labor matters.

    In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1995.

                                    PART II

Item 5.  Market for Registrant's  Stock and Related Security Holders Matters
         -------------------------------------------------------------------

    Since October 1, 1993, the Company's Common Stock has traded on the American Stock Exchange ("AMEX") under the symbol "SGM". The closing sales price of the Common Stock on December 26, 1995, as reported by the American Stock Exchange was $2.13 per share. The tables below set forth the high and low closing sales prices by quarter for the fiscal years ended September 30, 1995 and 1994 for the Common Stock, as reported by the AMEX.

                               First      Second      Third    Fourth
Fiscal 1995                   Quarter    Quarter     Quarter   Quarter
---------------------------   --------   --------   --------   -------
High                           $6 3/8      $5 7/8     $7 7/8   $5 1/2
Low                            $3 1/16     $3 1/2     $4       $3 3/8
                               First     Second     Third     Fourth
Fiscal 1994                   Quarter    Quarter    Quarter   Quarter
---------------------------   --------   --------   -------   -------
High                          $23 1/2    $12 3/8    $10 7/8    $7
Low                           $ 9 1/2    $ 9 3/4    $ 5        $5

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

    There were approximately 8,300 stockholders as of December 29, 1995. The number of stockholders was computed by including those stockholders whose stock is beneficially held for them by participants in a clearing agency as of that date.

Item 6.  Selected Financial Data
         -----------------------

    The table below sets forth a summary of selected financial data of the Company for the years ended September 30 (dollars in thousands, except per share amounts):

                        1995        1994        1993        1992        1991
                     ----------   ---------   ---------   ---------   ---------
Total Revenues/(1)/   $251,109    $253,718    $244,765    $219,519    $179,505

Net Loss/(2)/         $(22,041)   $(15,739)   $ (1,090)   $ (6,476)   $ (9,069)

Net Loss
 Per Common
 Share/(3)/             $(3.77)     $(2.74)     $(0.25)   $  (1.52)   $  (2.12)

Cash Dividends
  Per Common
  Share                    ---         ---         ---         ---         ---

Total Assets          $366,638    $478,555    $395,089    $359,624    $377,830

Long-Term
  Debt                $198,655    $379,093    $301,780    $286,764    $309,733

Redeemable
  Preferred
  Stock/(4)/          $ 17,521    $ 16,202    $ 14,980         ---         ---
-------------------------------------------------------------------------------

(1) Fiscal 1995 includes a $8.9 million gain relating to the sale of substantially all the assets of Hacienda Inc.

(2) Fiscal 1995 and 1994 amounts presented exclude dividends on preferred shares. Fiscal Year 1995 includes a $14.9 million charge to reduce the carrying value of the Company's investment in Parkville, Missouri. Fiscal Year 1994 includes $12.6 million charge to reduce the carrying value of the Company's investment in Treasure Bay.

(3) Per common share amounts have been restated to reflect common stock dividends paid in February 1994. Fiscal 1995 and 1994 per common share amounts include dividends on preferred shares.

(4) The Company has declared and issued paid-in-kind dividends on its Exchangeable, Redeemable 8% Preferred Stock during fiscal years 1995 and 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations of the Company
        ------------------------------------

FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

FISCAL 1995 COMPARED TO FISCAL 1994

    The Company's revenues decreased $2.6 million, or 1.0%, to $251.1 million in fiscal 1995 as compared to $253.7 million in the previous fiscal year. The decrease in revenues is the result of decreases in casino, food and beverage and other revenues in fiscal 1995 resulting primarily from the agreement to sell the Hacienda and Sahara, partially offset by a gain of $8.9 million recorded on the sale of the Hacienda. Operating expenses increased $19.8 million, or 8.9%, primarily due to a write-down of development costs of $14.9 million and also increased payroll, advertising and promotional costs, professional fees, as well as increased depreciation associated with the expansion of two of the Company's properties. Accordingly, operating income decreased $22.4 million or 67.8% to $10.6 million in 1995 from $33.0 million in 1994. The Company's interest expense increased by $1.8 million to $45.0 million in fiscal 1995 primarily as a result of the issuance of $115.0 million principal amount of 11% Notes in December 1993.

    The Company recorded an extraordinary gain of $1.1 million after tax on early extinguishment of debt in fiscal 1995. In June 1995, the Company recorded an after-tax charge of $1.7 million in connection with the repurchase of $21.5 million principal amount 11% Notes. In September 1995, the Company recorded a $2.8 million after-tax gain from the repurchase of $20 million principal amount of 13 1/2% Notes.

    The Company reported a net loss applicable to common shares of $23.4 million or $3.77 per common share in fiscal 1995 compared to a loss of $17.0 million or $2.74 per common share in fiscal 1994. For additional information regarding Results of Operations see discussion below, by property.


SANTA FE

    Revenues at the Santa Fe increased 1.5%, or $1.0 million in fiscal 1995 to $64.8 million as compared to $63.8 million in fiscal 1994. Casino revenues increased 1.3%, or $600,000, to $49.1 million from $48.5 million. Management believes that the increase in casino revenues at the Santa Fe is primarily due to the addition of a race book in December 1994. Other casino revenues reported were flat when compared to the same twelve month period of 1994, which management believes is due primarily to the opening of two competing facilities within five miles of the Santa Fe in December 1994 and July 1995 and the opening and expansion of other casinos targeting the local population in the Las Vegas Valley. In addition, management believes that Santa Fe casino revenues were impacted during construction of the Santa Fe expansion completed during December 1994 and, to a lesser extent, by restricted access to the property from February 1995 to April 1995 during construction on an interchange next to the facility. The food and beverage departments posted an increase in revenues of $1.2 million or 17.9% over the same period in the prior year. This increase is believed to be primarily due to the opening of additional food and beverage facilities in December 1994. Other revenues for the current period declined $900,000 or 15.2% to $5.0 million, due to approximately $700,000 recorded in the prior year from a management agreement for which revenues were not recorded in the current year.

    The $1.0 million increase in revenues was offset by a 14.7%, or $7.2 million, increase in operating expenses. Casino expenses increased by 18.1%, or $3.2 million, primarily due to increased payroll and other costs associated with operating an additional 15,000 square feet of casino space, which includes a new race book, and increased promotional costs incurred to compete with the expanding competition in the area. Food and beverage expenses had volume related increases of 21.8%, or $1.8 million over the prior year period, the results of the opening of additional food and beverage facilities in December 1994. Selling, general and administrative expenses increased 4.7%, or $400,000, primarily related to increased advertising and promotional costs. Increases in utilities and property expenses of 9.3% or $400,000, and depreciation and amortization expenses of 20.2% or $1.5 million, were related to the expansion project. Excluding a write-down of development costs of $14.9 million discussed below, operating income decreased by 42.6%, or $6.3 million, to $8.4 million from $14.7 million.

    In the third quarter of 1995, the Company recorded a $14.9 million charge against income to write-down development costs related to a proposed project in Parkville, Missouri, by a wholly-owned subsidiary of the Santa Fe.

    In the fourth quarter of 1995, revenues decreased $1.6 million or 9.9% to $14.7 million and operating expenses increased $1.3 million or 9.7% to $14.4 million compared to the same period in the prior year. Accordingly, operating income decreased $2.9 million to $350,000 or 89% compared to the same period in the prior year. Additionally, operating income before depreciation and amortization decreased $2.6 million, or 49.8%, to $2.6 million, compared to the same period in the prior year. Management believes operations in the fourth quarter were impacted primarily by the opening in July 1995 of a competing facility within five miles of the Santa Fe.

    Interest expense increased $2.6 million, or 22.7%, in fiscal 1995 compared to fiscal 1994, primarily due to the 11% Notes issued in December 1993, which were outstanding for the entire year in fiscal 1995. In addition, as a result of the repurchase offer described below, interest costs which were previously capitalized in connection with the development of the proposed Parkville project were expensed during the fourth quarter of fiscal 1995.

    In August 1995, in accordance with the indenture governing the 11% Notes, Santa Fe Inc. completed an offer to repurchase $21.5 million principal amount of 11% Notes, representing that principal amount that could be purchased with funds remaining in the Parkville collateral account dedicated for use in the development of a proposed dockside riverboat casino and received upon liquidation of the Parkville assets. In satisfaction of the obligation to liquidate the Parkville assets, Santa Fe Inc. sold the Parkville assets to an affiliate of the Company, for $2.99 million, which the Company and Santa Fe Inc. believed to be the fair market value of such assets. The repurchase offer was required because the proposed casino in Parkville, Missouri that Santa Fe Inc. intended to develop was not operating by June 30, 1995.

    Pursuant to the offer to repurchase, Santa Fe Inc. purchased for cash $21.5 million principal amount of the 11% Notes, at a price of $1,010 per $1,000 principal amount, plus accrued interest. As a result of the commencement of the repurchase offer, $11.5 million in principal amount of 11% Notes were issued upon exercise of outstanding warrants. The Company recorded a extraordinary charge to earnings in the amount of approximately $2.6 million, less income tax benefit of $890,000, related to debt premium payments, debt issue costs and debt discount in connection with the repurchase offer.

  PIONEER

    Revenues at the Pioneer decreased 6.6%, or $3.2 million, to $46.0 million from $49.3 million in fiscal 1994. Casino revenues were $40.5 million in fiscal 1995, representing a decrease of 6.2%, or $2.7 million, comprised mostly of a decrease in slot revenue of 6.3%, or $2.4 million. The decrease in fiscal 1995 is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and southern California, coupled with disruption of operations related to the construction of the expansion which was completed in December 1994.

    Operating expenses increased $700,000 or 1.7% to 40.5 million. Casino expenses decreased only .5%, or $100,000, as volume related decreases in expenses were offset by increased promotional expenses. Hotel expenses had a volume related decrease of $100,000, or 19.0%%. Utilities and property expenses increased 19.9%, or $800,000, primarily due to a $500,000 loss on sale of gaming equipment, incurred in connection with the expansion of casino space. Accordingly, operating income decreased by 41.6%, or $3.9 million, to $5.4 million in fiscal 1995 from $9.4 million in fiscal 1994.

    In the fourth quarter of 1995, revenues decreased $300,000, or 3.1%, to $10.8 million and operating income decreased by $500,000 or 44.3% to $600,000, compared to the same period in the prior year. Additionally, operating income before depreciation and amortization decreased $300,000 to $2.0 million or 14.3% compared to the same period in the last fiscal year. Management believes the decrease in revenues and operating results in the fourth quarter of fiscal 1995 compared to the fourth quarter of fiscal 1994 are the result of increased competition in and around the Laughlin market.

    In September 1995, with proceeds of the sale of Hacienda, the Company acquired and retired $20 million principal amount of 13-1/2% Notes for $15.5 million. The Company recorded a non-recurring gain of $4.3 million, less income tax provision of $1.5 million, in connection with the acquisition.

  HACIENDA

    The Company sold the Hacienda on August 31, 1995. The results for the Hacienda include eleven months in fiscal 1995 as opposed to twelve months in fiscal 1994. Accordingly, revenues at the Hacienda, excluding a gain on the sale of $8.9 million, decreased 6.7%, or $3.6 million, to $50.3 million from $53.8 million in fiscal 1994. Casino revenues decreased 6.0%, or $1.6 million, to $24.6 million from $26.2 million in the prior year. Food and beverage revenues decreased 12.9%, or $1.1 million.

    The Company recorded a gain of $8.9 million from the sale of substantially all the assets of the Hacienda. The gain includes the $80 million in cash consideration less the carrying value of assets sold ($67.1 million), and an allowance to relocate the Camperland facility ($4.0 million).

    Operating expenses decreased $2.0 million, or 4.0% to $49.2 million when comparing the 11 months of fiscal 1995 to the full fiscal year of 1994. Accordingly, operating income excluding the gain on sale decreased 58.4%, or $1.5 million, to $1.1 million from $2.6 million.

  SAHARA

    Revenues at the Sahara for fiscal 1995 decreased 6.7%, or $5.8 million, to $81.0 million from $86.8 million in fiscal 1994. This decrease in revenues is primarily attributable to decreased casino revenues. Casino revenues decreased $3.1 million, or 8.3%, to $34.5 million from $37.6 million in the prior year, with decreases in slot revenue of $2.0 million, or 9.7%, and in table games of $1.1 million, or 8.1%. Food and beverage revenues decreased 11.6%, or $1.6 million.

    The decrease in revenues was partially offset by a decrease in operating expenses of $2.2 million, or 2.8%. Operating income decreased by 50.7%, or $3.7 million, to $3.6 million in fiscal 1995.

    The agreement to sell the Sahara was executed in June 1995 and closed in October 1995. Management believes that while the agreement to sell assets of the Sahara was in escrow, general business conditions were impacted, negatively affecting operating results. In the fourth quarter, operating income before deprecation and amortization decreased by 69% or $2.7 million to $1.2 million compared to fiscal 1994.

FISCAL 1994 COMPARED TO FISCAL 1993

    The Company's revenues increased $9.0 million, or 3.7%, to $253.7 million in fiscal 1994 as compared to $244.8 million in the previous fiscal year. The increase in revenues is the result of increased casino and hotel revenues in fiscal 1994. Operating expenses increased $12.6 million, or 6.6%, primarily due to increased payroll, advertising and promotional costs, professional fees and increased depreciation associated with the step-up in basis of the depreciable assets that resulted from the Reorganization and volume related increases in the casino department. Operating income, accordingly, decreased $3.7 million or 10% to $33.0 million in 1994 from $36.6 million in 1993. The Company's interest expense increased by $5.4 million to $43.2 million in fiscal 1994 primarily as a result of the issuance of $115.0 million principal amount of 11% Notes in December 1993. See "Santa Fe" below. The Company charged $12.6 million against income in 1994 in connection with its investment in Treasure Bay. See "Santa Fe - Treasure Bay" below.

    As a result of the above, the Company had a net loss before federal income tax benefit of $22.8 million, an increase of $21.6 million over the net loss of $1.2 million in 1993. Excluding the charge relating to Treasure Bay, the net loss before federal income tax benefit would have been $10.2 million, an increase of $9.0 from a $1.2 million loss in 1993.

SANTA FE

    Santa Fe Hotel and Casino

    Revenues at the Santa Fe showed continued growth in fiscal 1994, increasing 19.6%, or $10.4 million, to $63.8 million as compared to $53.4 million in fiscal 1993. Casino revenues increased 21.3%, or $8.5 million, to $48.5 million from $40.0 million, with increases in all gaming areas. Management believes that ongoing marketing to the expanding population of northwest Las Vegas is responsible for these results. The hotel rooms and food and beverage departments posted modest increases. The Santa Fe's expansion, which was completed and opened in December 1994, increases its food and beverage capacity, as well as the casino area, and was constructed to meet the growing demand and to better position the Santa Fe to compete with the expanding competition in the area.

    Operating income increased by 28.9%, or $3.3 million, to $14.7 million from $11.4 million. The $10.4 million increase in revenues was offset by a 17.0%, or $7.1 million, increase in operating expenses. In addition to volume related increases in expenses in the revenue-generating departments, expenses increased in selling, general and administrative, utilities and property and depreciation by 35.3%, or $2.0 million, 11.9%, or $500,000, and 21.8%, or $1.2 million, respectively. Interest expense increased $7.0 million, or 131.1%, due to the issuance of the 11% Notes.

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

    In the fourth quarter, the Santa Fe recorded a provision to reduce the carrying value of its investment in Treasure Bay by $12.6 million. The provision includes the equity interest in the net loss of Treasure Bay through September 30, 1994, a charge against the Company's investment in Treasure Bay and a provision for the $3.3 million guarantee of outstanding debt obligations of Treasure Bay, on which Treasure Bay has defaulted.

    As a result of the charges associated with Treasure Bay, the Santa Fe reported a net loss before federal income tax of $9.3 million for fiscal 1994 compared to net income before federal income tax of $6.1 million in the prior year. Excluding the charge relating to Treasure Bay, the net income before federal income tax would have been $3.3 million, a decrease of $2.8 million from $6.1 million reported in 1993. The net income before federal income tax decreased primarily due to increased depreciation and amortization resulting from the Reorganization and increased interest expense associated with the 11% Notes.

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

    In the fourth quarter of 1994, revenues decreased $1.8 million to $11.1 million compared to the same period in the 1993 fiscal year. This decrease is greater than the 7.3% decrease in revenues experienced during the first nine months of the current year. Additionally, operating income before depreciation and amortization decreased $1.4 million to $2.4 million or 38% compared to the same period in the last fiscal year. Management believes the decrease in revenues and operating results in the fourth quarter compared to the first three quarters of fiscal 1994 and the fourth quarter of fiscal 1993 are the result of both the decrease in size of the Laughlin market during the 1994 fourth quarter compared to the fourth quarter of the 1993 fiscal year, together with a negative impact on operations from the construction of the expansion during this period.

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

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

    The Company sold substantially all of the assets of the Hacienda for $80 million and the Sahara for $150 million, in August 1995 and in October 1995, respectively. The transactions resulted in aggregate cash proceeds to the Company of $208 million and receipt by the Company of a parcel of real property valued for purposes of the transaction at approximately $22 million. The Company utilized approximately $170 million of the cash proceeds to retire approximately $174 million principal amount of indebtedness. Additionally, the Comapny contributed $15 million of the aggregate cash proceeds to Pioneer Inc. and used $8 million to pay costs to close the transaction. (See Liquidity - Pioneer for further discussion of restricted uses). The balance of cash proceeds of approximately $15 million was added to general working capital.

    The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $38.8 million for the year ended September 30, 1995, including a $8.9 million gain from the sale of the Hacienda and a $14.9 million charge against earnings due to the write down of development costs related to Parkville. Excluding the gain and write down, EBITDA was $44.8 million for the twelve month period, as compared to $59.7 million for the prior year period. The Company expects EBITDA in future periods to be reduced due to the sale of the Hacienda and Sahara, which contributed $17.9 million in the aggregate to fiscal 1995 EBITDA, exclusive of the gain on sale of Hacienda. EBITDA is presented to enhance the understanding of the financial performance of the Company and its ability to service its indebtedness, but should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

    The Company historically generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements, maintain existing facilities, and provide working capital to the Company. However, indenture restrictions on Santa Fe Inc. and Pioneer Inc. restrict the distribution of cash to the Company, and cash flow of these subsidiaries is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Therefore, the Company and its subsidiaries other than Pioneer Inc. and Santa Fe Inc. (collectively "Corporate") must rely on existing cash resources to provide liquidity to fund cash requirements of the parent company.

 Liquidity - Corporate - Excluding assets under agreement for sale,
 ---------------------
approximately $39.7 million of the Company's current assets at September 30, 1995, including approximately $30.4 million of cash and short-term investments, was held by Corporate. Excluding the assets and the debt due upon sale, both classified as current as of September 30, 1995, Corporate had working capital of approximately $29.7 million at September 30, 1995.

    Corporate's principal uses of cash are to satisfy the debt service payments on the 10-1/4% Subordinated Debentures due 1998 and on a note payable to Sierra Construction due 1998. In addition, Corporate expects to incur costs in connection with evaluation and development of proposed projects and for professional services rendered to the parent company. The Company has in the past and expects in fiscal 1996 to satisfy the semi-annual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. In the event not declared, dividends would accrue on the preferred stock. The Company is party to indentures and other financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock which would prohibit the payment of cash dividends on the preferred stock.

    On October 2, 1995, the Company sold substantially all the assets of the Sahara for $128 million in cash and exchanged 22 acres of land, a portion of which was utilized by the Sahara as a parking lot, for 27 acres of land just south of the Sahara on Las Vegas Boulevard, on which a water theme park currently operates. The Company utilized approximately $122 million in proceeds to repurchase and to retire and defease indebtedness of approximately $115 million secured by the Sahara assets and to pay costs to close the transaction, including approximately $6 million incurred to defease the 12 1/8% First Mortgage Notes due August 1996. The net proceeds of $6 million was added to general working capital. The Company expects to record a pre-tax gain of approximately $40 million on the sale of substantially all of the assets of Sahara in the first quarter of fiscal 1996.

    In connection with the acquisition of the 27 Acre Parcel, the Company assumed the operating lease under which a water theme park operates. The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to its scheduled termination date of 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $6.2 million as of September 30, 1995. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts.

    The Company has agreed to grant a security interest in the 27 Acre Parcel for the benefit of the holders of the 13-1/2% Notes to secure a contingent obligation of the Company to contribute or loan $10 million to Pioneer Inc. The security interest will be released in the event of such a contribution or loan.

    In November 1995, the Company sold the Spirit of America barge vessel ("Spirit") for $3.3 million in cash. The Spirit was acquired in connection with the Company's proposed development of a casino entertainment complex in Parkville, Missouri. Net proceeds of $3.2 million from this sale were added to general working capital.

    In November 1995, the Company contributed $15 million in cash to the Pioneer, pursuant to an agreement reached with holders of 13-1/2% Notes, in which the holders of 13-1/2% Notes consented to the sale of the Hacienda and Sahara.

    In December 1995, the Company acquired in the market $2.3 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") and $2.6 million principal amount of 10-1/4% Subordinated Debentures. The Company expects to record an after-tax extraordinary gain of approximately $435,000 from the retirement of 11% Notes in the first quarter of fiscal 1996.

     In November 1995, the Company filed an amended plan of reorganization (the "Plan") for Treasure Bay Gaming and Resorts ("Debtor") in United States bankruptcy court ("Court") in the Southern District of Mississippi. The Company's plan of reorganization for Treasure Bay contemplates that, subject to various conditions, the various classes of secured and unsecured creditors of the debtor agree to accept modifications to, and reductions in outstanding amounts of, Treasure Bay's outstanding obligations and the Company would make a cash equity contribution to acquire 100% of the equity interests in Treasure Bay. Any plan must be approved by the bankruptcy court, and no assurance can be given that the Company's plan of reorganization will be approved, that the various classes of creditors would agree to the plan or that the Company would elect to proceed with the plan. Additionally, any plan of reorganization may be amended, resulting in changes to the amount and terms of debt of the reorganized debtor and equity ownership acquired. The Company is incurring and expects to continue to incur professional expenses and other expenses associated with legal proceedings involving Treasure Bay and the Company's investment in Treasure Bay.

    In the event that cash resources at the Santa Fe or Pioneer are insufficient to meet operating or debt service requirements, Corporate may be required to make contributions or loans to either the Santa Fe or Pioneer to prevent an event of default under debt instruments to which Santa Fe Inc. or Pioneer Inc. is a party. Additionally, the Company may purchase 11% Notes, 13-1/2% Notes and 10-1/4% Subordinated Debentures from time to time in the market and in privately negotiated transactions or refinance existing indebtedness in order to reduce outstanding indebtedness and debt service obligations.

 Liquidity - Santa Fe - The indenture under which the 11% First Mortgage Notes
 --------------------
due 2000 ("11% Notes") were issued contains restrictions on payments to and investments in affiliates by Santa Fe Inc., including the Company. As a result of these restrictions, all of the cash flow generated from operations by Santa Fe Inc. is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Approximately $11.6 million of the Company's current assets, including approximately $9.3 million of cash and short term investments, was held by Santa Fe Inc. at September 30, 1995.

    Results of operations at the Santa Fe for the twelve months ended September 30, 1995, excluding the $14.9 million charge against earnings to write down development costs regarding Parkville, generated EBITDA of $17.5 million, approximately 1.25 times interest expense during the same period compared to $22.3 million of EBITDA in 1994 or approximately 1.95 times interest expenses. During the three-month period ended September 30, 1995, the Santa Fe reported EBITDA of $2.6 million compared to $5.2 million in the same period last year.

    Santa Fe Inc.'s principal uses of funds generated from operations are for interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense for the years ended September 30, 1995 and 1994 was $14.0 million and $11.4 million, respectively. Interest expense attributable to the 11% Notes is expected to increase in fiscal 1996 as a result of the repurchase offer completed in August 1995 in which Santa Fe Inc. repurchased $21.5 million principal amount of 11% Notes. Interest cost which were previously capitalized in connection with the development of the proposed project in Parkville, Missouri will be expensed in the future. (See Results of Operations - Revenues; Operating Expenses) Capital expenditures for the years ended September 30, 1995 and 1994 were $15.8 million and $5.5 million, respectively. Management believes capital expenditures to maintain the facility will be less than that expended in the year ended September 30, 1995, in which expansion projects were undertaken. (See Capital Expenditures below)

    Management believes that, based on current operations and available resources, barring unforeseen circumstances, Santa Fe Inc. will have sufficient cash resources to meet its operating requirements and debt service requirements through the twelve month period ending September 30, 1996, although no assurance can be given to that effect. However, in the event Santa Fe Inc. is unable to meet debt service payments through current operations and available resources, Santa Fe will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional permitted indebtedness.

 Liquidity - Pioneer - The indenture under which the 13-1/2% Notes were issued
 -------------------
contain restrictions on payments to and investments in affiliates by Pioneer Inc., including to the Company. As a result of these restrictions, all of the cash flow generated by Pioneer Inc. is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Approximately $5.6 million of the Company's current assets, including approximately $3.0 million of cash and short term investments, was held by Pioneer Inc. at September 30, 1995.

    In November 1995, the Company made an equity contribution of $15 million in cash to Pioneer Inc., in accordance with terms of an agreement reached with holders of the 13-1/2% Notes pursuant to which the holders of the 13-1/2%
Notes consented to the sale of the Hacienda and Sahara. Such funds are restricted in use for debt service on the 13-1/2% Notes, repurchase of 13-1/2% Notes, capital expenditures at the Pioneer, and, with respect to $10 million, contribution to capital to a wholly-owned subsidiary of Pioneer Inc. that owns the real property in Henderson, Nevada. In December 1995, the Pioneer used $3 million of such funds together with cash on hand to make the December 1, 1995 semi-annual interest payment of $5.6 million on the 13-1/2% Notes. The Company has also agreed to contribute up to an additional $10 million to Pioneer Inc. in the event that the 27 acre parcel on Las Vegas Boulevard is sold or Pioneer is unable to make principal payments when due on the 13-1/2% Notes. Such obligation will be reduced dollar for dollar to the extent the Company and its affiliates loans or contributes up to $10 million to Pioneer Inc.

    Results from operations at the Pioneer for the twelve months ended September 30, 1995 generated EBITDA of $10.7 million, approximately .78 times interest expense during the same period, compared with $14.5 million of EBITDA in fiscal 1994 or approximately 1.04 times interest expense. During the three month period ended September 30, 1995, EBITDA was $2.0 million, compared with $2.4 million of EBITDA in the same period in fiscal 1994.

    Pioneer Inc.'s principal uses of funds are for interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense for the years ended September 30, 1995 and 1994 was $13.8 million and $13.9 million, respectively. Interest expense attributable to the 13-1/2% Notes is expected to decrease as a result of the retirement of $20 million principal amount of 13-1/2% Notes in September 1995. (See Results of Operations-Pioneer). Capital expenditures for the year ended September 30, 1995 and 1994 were $4.0 million and $1.7 million, respectively. Management believes capital expenditures to maintain the facility will be less than that expended in the year ended September 30, 1995, in which an expansion project was undertaken. (See Capital Expenditures below).

    Management believes that, based on current operations and available resources, including the $15 million cash contribution discussed above and taking into account the retirement of $20 million in principal amount of 13-1/2% Notes in September 1995, barring unforeseen circumstances, the Pioneer will have sufficient cash resources to meet its operating requirements and debt service requirements through the 12 months ending September 30, 1996, although no assurance can be given to that effect. In the event Pioneer Inc. is unable to meet debt service payments through current operations and available resources, Pioneer Inc. will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional permitted indebtedness.

 Capital Expenditures  - In December 1994, the Company completed construction of
 --------------------
an expansion at the Santa Fe. The cost of construction and equipment was approximately $14.4 million. During the year period ended September 30, 1995, the Company recorded approximately $12.0 million in construction costs associated with the expansion of the Santa Fe.

    In December 1994, the Company completed construction of an expansion of the Pioneer. The cost of construction and equipment was approximately $4.1 million. During the year ended

September 30, 1995, the Company recorded approximately $2.2 million in construction costs associated with the expansion of the Pioneer.

    In September 1995, the Company acquired 40 acres of undeveloped real property located approximately eight miles south of the Hacienda for $2.4 million. If the Company does not consummate the sale of the Camperland assets and liabilities, it expects to use the property to relocate the Camperland operations.

 Debt Obligations - In December 1995, the Company acquired $2.6 million
 ----------------
principal amount of 10-1/4% Subordinated Debentures due 1998 in full satisfaction of the June 1996 sinking fund obligation and in partial satisfaction of the June 1997 sinking fund obligation.

    Excluding the 10-1/4% Subordinated Debenture 1996 and 1997 sinking fund payments that have been satisfied above and the $115.0 million principal amount of 12-1/8% Notes retired and defeased in October 1995 in connection with the sale of the Sahara, during fiscal 1996 and 1997, scheduled maturities of long-term debt (excluding capital leases) due to third parties are $3.5 million and $4.3 million respectively, representing primarily principal amortization payments under notes payable and capital leases. During fiscal 1996 and 1997, $2.1 million and $1.7 million of the scheduled maturities are applicable to the Santa Fe and $700,000 and $300,000 are applicable to the Pioneer Inc., respectively. In addition, the Santa Fe has an $8 million note payable to an affiliate which matures in August 1996.

    Additionally, approximately $29.1 million of long-term debt (excluding capital leases) is scheduled to mature during fiscal 1998 representing primarily $22.75 million sinking fund payment due on the 13-1/2% Notes in December 1997 and $5.5 million maturity in June 1998 of the 10-1/4% Subordinated Debentures. Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions of certain assets, in order to satisfy long-term debt obligations as they become due, no assurance can be given that the Company will be able to refinance some or all of its indebtedness or dispose of any assets. Any such refinancing would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed refinancing and would require the approval of the Nevada Gaming Authorities and potentially other state gaming authorities. If the Company is ultimately unable to refinance such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions to repay the debt, and if the holders of the various debt instruments were to demand payment upon the maturity dates, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitations, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

 Related Parties LICO, a company wholly-owned by Mr. Lowden, Chairman of the
 ---------------
Board, Chief Executive Officers and 52% stockholder of the Company, borrowed $476,000 from Hacienda Inc., pursuant to an unsecured demand loan which bears interest at 2% over the prime rate. The outstanding balance of the loan including accrued interest was $545,000 as of September 30, 1995.

    As of September 30, 1993, Mr. Lowden had borrowed an aggregate of $1.9 million from the Company. The unsecured demand loans were evidenced by promissory notes and accrued interest at a rate equal to 2% over the prime rate. On January 4, 1994, Mr. Lowden repaid the loans from the Company in full, together with accrued interest.

    In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement whereby the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. In addition, in July 1995, Mr. Lowden prepaid $1 million principal amount of the loan. The loan principal balance was approximately $3,177,417 as of November 30, 1995. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. As of December 26, 1995, the market value of the pledged shares was less than three times the outstanding loan balance. Mr. Lowden and the bank are in discussions regarding the collateral supporting the loan. In an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.

Effects of Inflation
--------------------

    The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel and contract sales operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                                     INDEX
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

             For the Years Ended September 30, 1995, 1994, and 1993

                                                                            Page
                                                                            ----

Independent Auditors' Report.........................................       33

Consolidated Balance Sheets as of
     September 30, 1995 and 1994.....................................       34

Consolidated Statements of Operations for the Years Ended
     September 30, 1995, 1994, and 1993..............................       35

Consolidated Statements of Stockholders' Equity for the
     Years Ended September 30, 1995, 1994, and 1993..................       36

Consolidated Statements of Cash Flows for the Years
     Ended September 30, 1995, 1994, and 1993........................       37

Notes to Consolidated Financial Statement............................       38

Quarterly Results of Operations (Unaudited)..........................       57

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

Sahara Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Sahara Gaming Corporation and subsidiaries (the "Corporation") as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sahara Gaming Corporation and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
December 15, 1995

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND 1994

                                                                                 September 30,       September 30,
     ASSETS                                                Notes                     1995                1994
------------------------------------------                -------                ------------        -------------
Current assets:
 Cash and short-term investments                            2,3                  $ 42,749,932        $  55,582,503
 Accounts receivable, net                                    5                      6,189,109            7,907,050
 Accounts receivable, officer                                6                        545,042              500,525
 Inventories                                                 2                      1,776,427            2,787,397
 Prepaid expenses & other                                                           5,758,808            7,323,786
 Assets under agreement for sale                           7,21                    98,712,541                    0
                                                                                 ------------        -------------
Total current assets                                                              155,731,859           74,101,261

Restricted cash--less current portion                        4                              0           23,079,791

Property and equipment:                                  2,8,11,12,21,22
 Land held for development                                                         19,114,486           16,689,665
 Land used in operations                                                           29,343,886           63,442,656
 Buildings and improvements                                                        86,139,487          236,862,331
 Machinery and equipment                                                           48,166,197          103,425,500
 Construction in progress                                                           7,566,453           19,325,747
 Accumulated depreciation                                                         (44,904,176)        (125,275,533)
                                                                                 ------------        -------------
Property and equipment, net                                                       145,426,333          314,470,366

Goodwill                                                    2,9                    47,506,348           48,835,414

Deferred income taxes                                      2,15                     5,663,665                    0

Other assets                                                                       12,309,796           18,068,605
                                                                                 ------------        -------------
Total assets                                                                     $366,638,001        $ 478,555,437
                                                                                 ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------
Current liabilities:
 Current portion of long-term debt                       11,12,18,21,22          $  6,234,550        $  23,238,239
 Accounts payable                                                                   7,024,980            6,790,785
 Interest payable                                                                   9,516,776           11,589,574
 Accrued and other liabilities                                                     15,709,850           15,970,810
 Debt due upon sale of assets                             10,21                   114,612,680                    0
                                                                                 ------------        -------------
Total current liabilities                                                         153,098,836           57,589,408

Deferred income taxes                                      2,15                             0            4,945,335

Long-term debt--less current portion                    11,12,18,21,22            198,655,174          379,092,885

Commitments                                              12,18,21,22

Stockholder's Equity:                                   1,13,14
 Common Stock, $.01 par value; authorized--
  100,000,000 shares; issued and outstanding--
  6,195,356 shares                                                                     61,944               61,944
 Preferred stock, exchangeable, redeemable
  8% cumulative, stated at $2.14 liquidation
  value, authorized--10,000,000 shares; issued
  and outstanding--8,187,563 shares at
  September 30, 1995 and 7,570,895 at
  September 30, 1994                                                               17,521,385           16,201,715
 Additional paid-in capital                                                        51,513,504           51,513,504
 Accumulated deficit                                                              (54,125,068)         (30,761,580)
                                                                                 ------------        -------------
   Total                                                                           14,971,765           37,015,583

 Less treasury stock--4,875 shares, at cost                                           (87,774)             (87,774)
                                                                                 ------------        -------------
Total stockholders' equity                                                         14,883,991           36,927,809
                                                                                 ------------        -------------
Total liabilities and stockholders' equity                                       $366,638,001        $ 478,555,437
                                                                                 ============        =============


See the accompanying Notes to Consolidated Financial Statements.

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                            Notes                   1995               1994             1993
                                            -----               ------------       ------------      -----------
Revenues:                                     2
 Casino                                                         $148,740,793       $155,452,433      $151,445,265
 Hotel                                                            39,721,946         39,299,449        37,477,688
 Food and beverage                                                30,755,268         32,240,923        31,565,670
 Other                                                            23,028,262         26,724,784        24,276,219
 Gain on sale of assets                                            8,863,049
                                                                ------------       ------------      ------------
Total revenues                                                   251,109,318        253,717,589       244,764,842
                                                                ------------       ------------      ------------
Operating expenses:                           2
 Casino                                                           70,578,873         68,873,260        66,158,899
 Hotel                                                            17,316,036         18,011,909        17,720,184
 Food and beverage                                                39,639,544         38,990,583        38,369,853
 Other                                                             9,682,434          9,845,726        10,335,397
 Other expense paid to affiliate             17                    3,425,007          3,549,498         2,975,994
 Selling, general & administrative                                31,327,009         30,424,408        26,138,735
 Utilities & property expenses                                    25,447,749         24,344,909        23,032,492
 Depreciation & amortization                9,12                  28,183,806         26,704,563        23,393,465
 Write-down of development costs                                  14,898,317
                                                                ------------       ------------      ------------
Total operating expenses                                         240,498,775        220,744,856       208,125,019
                                                                ------------       ------------      ------------
Operating income                                                  10,610,543         32,972,733        36,639,823

Interest expense                           11,12                  45,017,461         43,191,261        37,832,723
Provision to reduce carrying value of
 investment in Treasure Bay                  18                                      12,579,482
                                                                ------------       ------------      ------------
Net loss before income tax benefit
 and extraordinary item                                          (34,406,918)       (22,798,010)       (1,192,900)

Federal income tax benefit                  2,15                 (11,224,000)        (7,059,000)         (103,000)
                                                                ------------       ------------      ------------
Net loss before extraordinary item                               (23,182,918)       (15,739,010)       (1,089,900)

Extraordinary item-gain on early
 extinguishment of debt, net of tax
 provision of $615,000                       11                    1,141,670
                                                                ------------       ------------      ------------
Net loss                                                         (22,041,248)       (15,739,010)       (1,089,900)
Dividends on preferred shares                                      1,322,240          1,222,343
                                                                ------------       ------------      ------------
Net loss applicable to common shares                            $(23,363,488)      $(16,961,353)     $ (1,089,900)
                                                                ============       ============      ============
Average common shares outstanding                                  6,195,356          6,195,356         4,276,896
                                                                ============       ============      ============
Loss per common share                                           $      (3.77)      $      (2.74)     $      (0.25)
                                                                ============       ============      ============

See the accompanying Notes to Consolidated Financial Statements.

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                            Additional
                       Common            Preferred            Paid-in            Accumulated        Treasury
                        Stock              Stock              Capital              Deficit            Stock             Total
                       -------          -----------         -----------         ------------        ---------        ------------
Balances,
 September 30, 1992    $42,938          $         0         $29,944,323         $(12,710,327)       $(182,037)       $ 17,094,897

Net loss                                                                          (1,089,900)                          (1,089,900)

Treasury stock
 transactions                                                   (38,575)                               94,263              55,688

Purchase of minority
 interest               19,006           14,980,000          21,607,771                                                36,606,777
                       -------          -----------         -----------         ------------        ---------        ------------
Balances,
 September 30, 1993     61,944           14,980,000          51,513,519          (13,800,227)         (87,774)         52,667,462

Net loss                                                                         (15,739,010)                         (15,739,010)

Other                                                               (15)                                                      (15)

Preferred stock
 dividends                                1,221,715                               (1,222,343)                                (628)
                       -------          -----------         -----------         ------------        ---------        ------------
Balances,
 September 30, 1994     61,944           16,201,715          51,513,504          (30,761,580)         (87,774)         36,927,809

Net loss                                                                         (22,041,248)                         (22,041,248)

Preferred stock
 dividends                                1,319,670                               (1,322,240)                              (2,570)
                       -------          -----------         -----------         ------------        ---------        ------------
Balances,
 September 30, 1995    $61,944          $17,521,385         $51,513,504         $(54,125,068)       $ (87,774)       $ 14,883,991
                       =======          ===========         ===========         ============        =========        ============

See the accompanying Notes to Consolidated Financial Statements.

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                           1995                  1994                  1993
                                                      ------------           ------------          ------------
Cash flows from operating activities:
Net loss                                              $(22,041,248)          $(15,739,010)         $ (1,089,900)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
  Depreciation and amortization                         28,183,806             26,704,563            23,393,465
  Gain on sale of subsidiary assets                     (8,863,049)                     0                     0
  Write-off of development costs                        14,898,317                      0                     0
  Gain on early extinguishment of debt                  (1,141,670)                     0                     0
  Provision to reduce carrying value of
   investments in Treasure Bay                                   0             12,579,482                     0
  Debt discount amortization                             1,978,747              1,668,603               999,695
  Decrease (increase) in accounts receivable,
   net                                                   1,165,053               (271,124)            1,449,876
  Decrease (increase) in due from officer                  (44,517)             1,965,007              (730,541)
  Decrease (increase) in inventories                       618,836                231,177               (90,900)
  Decrease (increase) in prepaid expenses
   & other                                               1,660,547               (251,508)           (1,676,729)
  Decrease in deferred income taxes                    (11,224,000)            (7,059,000)             (103,000)
  Increase in other assets                                (868,292)              (247,871)           (3,257,424)
  Increase (decrease) in accounts payable                  (57,643)              (811,050)            1,881,397
  Increase (decrease) in interest payable               (2,072,798)             5,788,676              (264,714)
  Increase (decrease) in other current liabilities      (4,803,102)             2,461,480            (4,706,055)
                                                      ------------           ------------          ------------
Net cash provided by (used in) operating activities     (2,611,013)             27,019,425            15,805,170
                                                      ------------           ------------          ------------

Cash flows from investing activities:
  Proceeds from sale of subsidiary assets               80,000,000                      0                     0
  Investment in Treasure Bay                                     0            (10,000,000)                    0
  Decrease (increase) in restricted cash                22,984,222            (23,079,791)            2,872,425
  Capital expenditures                                 (27,992,380)           (40,080,972)           (3,780,975)
                                                      ------------           ------------          ------------
Net cash provided by (used in) investing activities     74,991,842            (73,160,763)             (908,550)
                                                      ------------           ------------          ------------

Cash flows from financing activities:
  Cash proceeds of long-term debt                        1,800,000            130,000,000             4,199,190
  Cash paid on long-term debt                          (87,013,400)           (51,726,226)          (12,800,158)
  Loan issue cost                                                0             (5,727,799)                    0
                                                      ------------           ------------          ------------
Net cash provided by (used in) financing
 activities                                            (85,213,400)            72,545,975            (8,600,968)
                                                      ------------           ------------          ------------
Increase (decrease) in cash and short-term
 investments                                           (12,832,571)            26,404,637             6,295,652

Cash and short-term investments, beginning
 of year                                                55,582,503             29,177,866            22,882,214
                                                      ------------           ------------          ------------
Cash and short-term investments, end of
 year                                                 $ 42,749,932           $ 55,582,503          $ 29,177,866
                                                      ============           ============          ============

See the accompanying Notes to Consolidated Financial Statements.

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

1.  BASIS OF PRESENTATION AND GENERAL INFORMATION

   Sahara Gaming Corporation ("Sahara Gaming"), a publicly traded Nevada corporation, is the successor corporation to a reorganization of Sahara Resorts and Sahara Casino Partners, L.P., (the "Partnership") as more fully described below (the "Reorganization"). During fiscal years 1995, 1994, and 1993, Sahara Gaming's primary business operations were conducted through four wholly owned subsidiary corporations, Sahara Nevada Corporation ("SNC"), Hacienda Hotel Inc., ("HHI"), Santa Fe Hotel Inc., ("SFHI") and Pioneer Hotel Inc., ("PHI") (the "Operating Companies"). The Operating Companies in turn own the Sahara Hotel and Casino (the "Sahara"), the Hacienda Resort Hotel and Casino (the "Hacienda"), and the Santa Fe Hotel and Casino (the "Santa Fe"), each located in Las Vegas, Nevada, and the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada.

   The Company sold substantially all the assets of the Hacienda for $80 million in cash in August 1995 and the Sahara for $150 million in consideration, including $128 million in cash and real property valued for purposes of the transaction at approximately $22 million, in October 1995.

   On September 30, 1993, the Partnership and Sahara Resorts consummated a combination of the two entities through the merger of the Partnership with an affiliate, Sahara Gaming, and the merger of Sahara Resorts with and into a wholly-owned subsidiary of Sahara Gaming. The Sahara Resorts merger into a wholly-owned subsidiary of Sahara Gaming was treated as a reorganization of companies under common control and accounted for similar to a pooling of interests, with the accompanying financial statements being adjusted to reflect such transaction as of the earliest period presented, October 1, 1992. The merger of the Partnership's minority interest was accounted for by the purchase method. See Notes 8 and 13


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Sahara Gaming and its wholly owned subsidiaries, primarily SNC, HHI, SFHI and PHI(collectively, the "Company"). Amounts representing the Company's percentage interest in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. All material inter-company accounts and transactions have been eliminated in consolidation. See Note 18

Cash and Short-Term Investments

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

   Depreciation and amortization are computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation and amortization periods are as follows:

                                               Years
                                               -----
              Buildings and improvements       7-40
              Machinery and equipment          3-15


Pre-Opening Expenses

   All pre-opening expenses directly related to development of gaming operations are capitalized as incurred and included in other assets and expensed within the first year of operations.

Capitalization of Interest

   Interest costs are capitalized on funds disbursed during the development phase of projects and included in Property and Equipment and expensed within the first year of operations.


Goodwill

   The excess cost over the net assets of an acquired company is amortized using the straight line method over a 40 year period. Management periodically evaluates the realizability of goodwill as events and circumstances indicate a possible inability to recover the carrying amount. See Note 9


Federal Income Taxes

   Deferred income taxes are provided on timing differences between pretax financial statement income and taxable income resulting from different methods of depreciation and amortization.

   The Company adopted SFAS No. 109, Accounting for Income Taxes, in the quarter ended December 31, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11, Accounting for Income Taxes, previously used by the Company. The cumulative effect of adopting the accounting change did not result in any material operating adjustments. Certain purchase accounting adjustments were recorded relative to deferred taxes and property as a result of adopting SFAS No. 109. See Note 15

Revenue Recognition

   Casino revenue is recorded as gaming wins less losses. Operating revenues do not include the retail amount of room, food, beverage and other services provided gratuitously to customers. The estimated cost of providing these services has been reported in the accompanying consolidated financial statements as an expense of each department granting complimentary services. The casino department has recorded 80%, 79%, and 81% of total promotional allowances in fiscal years ended September 30, 1995, 1994 and 1993, respectively. The table below summarizes the departments costs of such services. (dollars in thousands):


                       1995     1994     1993
                      -------  -------  -------

   Food & Beverage    $17,180  $16,125  $14,146
   Hotel                3,673    3,933    3,523
   Other                  402      239      486
                      -------  -------  -------
         Total        $21,255  $20,297  $18,155
                      =======  =======  =======


Indirect Expenses

   Certain indirect expenses of operating departments such as utilities and property expense and depreciation and amortization are shown separately in the accompanying consolidated statements of operations and are not allocated to departmental operating costs and expenses.

Reclassification

   Certain balances in the 1994 and 1993 financial statements have been reclassified to conform with current year classifications.

Earnings Per Share

   Net income(loss) per common share is computed by dividing net income(loss) less the amount applicable to preferred stock, by the weighted average common shares outstanding during the year. Fully diluted earnings per common and common equivalent share are not presented since dilution is less than 3%.

Financial Accounting Standard Board

   In March 1995, the Financial Accounting Standard Board ("FASB") issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement No. 121 is effective for fiscal years beginning after December 15, 1995. Management has not determined what effect, if any, adoption of the Statement will have on the Company's future operations or financial condition.

   In October 1995, the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Statement No. 123 is generally effective for fiscal years beginning after December 15, 1995. Management has not determined what effect, if any, adoption of the Statement will have on the Company's future operations or financial condition.

Fair Value of Financial Instruments

   The Company estimates the fair value of its Long Term Debt and Preferred Stock to be $156 million and $5.6 million at September 30, 1995 based upon available market prices. The Company estimates that all other financial instruments have a fair value which approximates their recorded value.

3.  CASH AND SHORT-TERM INVESTMENTS

   At September 30, 1995, approximately $9.3 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI were issued. In fiscal 1994, SFHI distributed $700,000 to the Company. As of September 30, 1995, SFHI did not meet the conditions precedent to making distribution to the Company.

   At September 30, 1995, approximately $3.0 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13-1/2% First Mortgage Notes due 1998 ("13-1/2% Notes")of Pioneer Finance Corp. were issued, the proceeds of which were loaned to PHI. PHI distributed $2.6 million in fiscal 1993 to the Company and its subsidiaries and affiliates pursuant to the terms of the indenture. As of September 30, 1995, PHI did not meet the conditions precedent to making a distribution to the Company.

   Pursuant to the Third Supplemental Indenture relating to the 13-1/2% Notes, the Company, within 60 days of the sale of the Sahara is required to contribute $15 million in cash to PHI. Such funds are restricted in use to repurchase of 13-1/2% Notes, debt service on 13-1/2% Notes, capital expenditures at the Pioneer, and with respect to $10 million, contributions to capital to a wholly-owned subsidiary of Pioneer Inc. which owns the real property in Henderson, Nevada. See Notes 7, 10 and 21

   In June 1995, SFHI repaid in full an $18 million affiliate note owed to SNC. SNC then loaned $8 million to SFHI pursuant to a new affiliate note on substantially the same terms and conditions as the original affiliate note. As of September 30, 1995, approximately $10 million, reflecting the net balance of the repayment of the original SFHI affiliate note, was held at SNC and was restricted in use pursuant to an indenture to which $116.2 million principal amount of 12-1/8% First Mortgage Notes due August 1996 ("12-1/8% Notes") of Sahara Finance Corp. were issued. See Note 21

4.  RESTRICTED CASH

   Sahara Parkville, Inc., an indirect wholly-owned subsidiary of the Company ("Parkville Inc."), borrowed from SFHI $32.0 million of proceeds from the offering by SFHI of the 11% Notes. The proceeds were placed in a collateral account and restricted for use in connection with the development and construction of a proposed dockside riverboat gaming facility in Parkville, Missouri. In August 1995, in accordance with the indenture governing the 11% Notes, SFHI consummated an offer to repurchase $21.5 million principal amount of 11% Notes, representing that principal amount of 11% Notes that were purchased with funds remaining in the Parkville collateral account, and received upon liquidation of the Parkville assets. In satisfaction of the obligation to liquidate the Parkville assets, the Company acquired the Parkville assets from SFHI for $2.99 million, which the Company and SFHI believe to be the fair market value of such assets. See Notes 8 and 11

   Approximately $18.5 million remained in the collateral account from the $32.0 million dedicated to the Parkville development. Approximately $6.1 million had been used in connection with the purchase of a riverboat for the site and approximately $7.4 million had been spent in connection with other expenses including interim interest.


5.  ACCOUNTS RECEIVABLE, NET

   Accounts receivable at September 30, 1995 and 1994 consisted of the following:

                                           1995          1994
                                       -----------   -----------
   Casino and hotel                    $ 5,817,793   $ 8,502,265
   Other                                 2,689,018     2,943,424
                                       -----------   -----------
   Sub-total                             8,506,811    11,445,689
   Less allowance for
     doubtful accounts                   2,317,702     3,538,639
                                       -----------   -----------
         Total                         $ 6,189,109   $ 7,907,050
                                       ===========   ===========

   Changes in the allowance for doubtful accounts for the years ended September 30, 1995, 1994 and 1993 were as follows:

                                         1995          1994          1993
                                     -----------   -----------   -----------
   Balance, beginning of year        $ 3,538,639   $ 3,477,663   $ 5,175,229
   Provision                             634,938       348,534       645,095
   Accounts written-off               (1,855,875)     (287,558)   (2,342,661)
                                     -----------   -----------   -----------
         Balance, end of year        $ 2,317,702   $ 3,538,639   $ 3,477,663
                                     ===========   ===========   ===========

6. ACCOUNTS RECEIVABLE, OFFICER

   As of September 30, 1995 and 1994, included in Accounts Receivable, Officer is an unsecured demand loan in the principal amount of $476,000, which, together with accrued interest, totaled $545,000 and $501,000, respectively, from HHI to LICO, a company wholly-owned by Paul W. Lowden, Chairman of the Board, Chief Executive Officer and 52% stockholder of the Company. The loan from HHI to LICO bears interest at the rate equal to 2% over the prime rate. See Note 17

7.  ASSETS UNDER AGREEMENT FOR SALE

   In May 1995, the Company entered into an agreement to sell substantially all of the assets of the Sahara for $128 million in cash and to exchange 22 acres of land, a portion of which was utilized by the Sahara as a parking lot, for 27 acres of land just south of the Sahara on Las Vegas Boulevard, currently occupied by a water theme park. At September 30, 1995, the properties, and equipment relating to those assets subject to the agreement have been classified as current assets on the consolidated balance sheet. On October 2, 1995, the Company completed the sale. See Note 10 and 21

8.  PROPERTY AND EQUIPMENT, NET

   In August 1995, the Company sold substantially all of the assets of the

Hacienda for $80 million in an all cash transaction. The Company recorded a pre-tax gain from the sale of the Hacienda of $8.9 million. The gain represents the $80 million sale price offset by the carrying value of the assets sold ($67.1 million), and an estimated cost to relocate the Camperland operation ($4 million). See Note 22

   In September 1995, the Company acquired a 40 acre parcel of real estate located approximately eight miles south of the Hacienda on Las Vegas Boulevard for $2.4 million. It is the Company's intention to relocate Camperland operations to this site, in the event an agreement to sell Camperland operations is not consummated. See Note 22

   In March 1994, the Company, through a wholly-owned subsidiary, purchased for approximately $15.1 million a 39-acre parcel of land located in southeast Las Vegas, for future development of a proposed casino hotel complex. The purchase was financed with the proceeds from a private placement of $15 million principal amount of 12% First Mortgage Notes due 1995 ("12% Notes"). In September 1995, from proceeds of the sale of the Hacienda, the Company repaid the 12% Notes. As of September 30, 1995, in addition to costs to acquire the property, the Company had recorded approximately $1.8 million in preliminary engineering and development costs and $2.8 million representing capitalized interest. See Note 11

   In June 1995, the Company recorded a $14.9 million pre-tax charge against income in connection with its development of a proposed dockside riverboat gaming facility in Parkville, Missouri. As of June 30, 1995, the Company had incurred $16.9 million in connection with the development of the proposed Parkville project. Of this amount, approximately $8.0 million was used to purchase a riverboat for the site, approximately $3.7 million represents preliminary engineering and development expenses and approximately $5.2 million represents capitalized interest costs. See Note 4 and 11

   In December 1994, the Company completed construction of an expansion of the Santa Fe, including the addition of three theme restaurants, approximately 300 new slot machines, a dedicated bingo room, race book, and other public areas. The cost of construction and equipment was approximately $14.4 million. During the year ended September 30, 1995, approximately $12.0 million in costs associated with the expansion had been capitalized. The expansion was financed through working capital and equipment financing.

   In May 1994, the Company acquired an additional four-acre tract adjacent to the Santa Fe. The entire purchase price of $980,000 was paid in cash. In November 1993, the Company acquired a 22-acre tract of property located next to the Santa Fe. The Company acquired this property for $1.6 million of which amount $850,000 is payable pursuant to a note due November 1996. The balance of the purchase price was paid in cash.

   In December 1994, the Company completed construction of an expansion of the Pioneer, including the addition of casino space, the addition of a special events area and increased administrative and support areas. The cost of construction and equipment was approximately $4.1 million. During the year ended September 30, 1995, approximately $2.2 million in costs associated with the expansion had been capitalized. The expansion was financed through working capital and equipment financing.

   In the Reorganization, the acquisition through merger of the Partnership's minority interest was accounted for by the purchase method. Accordingly, the Company recorded a step-up in the basis of the Partnership assets of $38.5 million, Preferred Stock of $15.0 million, Common Stock of $15,217 and Additional Paid-In Capital of $21.6 million. Costs of approximately $1.7 million associated with the transaction were offset against the increase in Additional Paid-In Capital. The $38.5 million step-up in basis has been allocated to land, machinery and equipment, and buildings and improvements based on appraisals and managements' assessment of the fair values of the Partnership's assets.

9.  GOODWILL AND INTANGIBLE ASSETS

   Goodwill is net of accumulated amortization of $9.1 million and $7.8 million at September 30, 1995 and 1994, respectively. Amortization was $1.4 million in 1995, $1.5 million in 1994 and $1.4 million in 1993.

10. DEBT DUE UPON SALE OF ASSETS

   In October 1995 the sale of substantially all of the assets of the Sahara was consummated. Approximately $121 million cash proceeds from the sale were used to fund the cost of the Company's retirement and defeasance of the 12-1/8% Notes. See Note 21

   The 12-1/8% First Mortgage Notes due August 1996 ("12-1/8 Notes") were issued by Sahara Finance Corp., a wholly-owned subsidiary of the Company, were guarantied by the Company, and were secured by a first deed of trust on the Sahara Hotel and unsecured affiliates notes totaling $40 million. The 12-1/8% Notes, effective rate of 12-1/4%, had monthly principal and interest payments of $1,206,440 and matured on September 1, 1996. The 12-1/8% Notes did not have a call provision prior to maturity. At September 30, 1995 the 12-1/8% Notes had an outstanding balance of $114.6 million.

    An affiliate note issued pursuant to the 12-1/8% Note indenture in the principal amounts of $32 million by HHI in favor of SNC, matured upon the sale of the Hacienda in August 1995. In September 1995, from the proceeds of the sale of the Hacienda, HHI repaid SNC the $32 million affiliate note. SNC used all of the $32 million received upon repayment of the Hacienda affiliate note to make a loan on substantially the same terms and conditions to wholly-owned subsidiary of the Company for the purpose of consummating the purchase of $20 million principal amount of 13-1/2% Notes and repaying the $16.8 million principal amount of 12% Notes. See Notes 11 and 21.

11.  LONG-TERM DEBT

   Long-term debt, net of unamortized discount, at September 30, 1995 and 1994 consisted of the following:


                                                 1995         1994
                                             ------------  -----------
    11% First Mortgage Notes,
      ("11% Notes") due 2000
      Effective Rate - 12.46%                $ 97,840,906  $116,232,141

    13-1/2% First Mortgage Notes,
      ("13-1/2% Notes") due 1998               82,750,000   102,750,000

    10-1/4% Subordinated Sinking
      Fund Debentures ("10-1/4%
      Debentures"), due 1998
      Effective Rate 16.9%                     10,044,751    11,593,111

    Note payable to Sierra Construct-
      tion Corp., due 1998; interest
      at prime plus 2%                          6,020,117     6,070,277

    Other notes payable, collater-
      alized primarily by equipment             7,057,141    11,049,388

    Obligations under capital leases            1,176,809     2,428,515


    12-1/8% First Mortgage Notes,
      ("12-1/8% Notes") due 1996                        0   114,974,276

    11.875% Note payable to the
      Public Employees' Retirement
      System of Nevada ("PERS") due 1995                0    22,233,416

    12% Convertible Mortgage Notes
      ("12% Notes") due September 1995                  0    15,000,000
                                             ------------  ------------
           Subtotal                           204,889,724   402,331,124

    Less current portion                        6,234,550    23,238,239
                                             ------------  ------------
           Total long-term Debt              $198,655,174  $379,092,885
                                             ============  ============

   The scheduled maturities of long-term debt (excluding capital leases) for the year ending September 30 are as follows:

                             1996                5,748,711
                             1997                4,671,919
                             1998               29,091,570
                             1999               65,357,451
                             2000                  450,288
                             Thereafter         98,392,976
                                              ------------
                                Total         $203,712,915
                                              ============

   The 11% Notes are secured by, among other things, a first priority deed of trust on the Santa Fe, pledge of the capital stock of Sahara Parkville, Inc., and pledge of SFHI's equity interest in Treasure Bay. The 11% Notes are guarantied by the Company. Interest is payable semi-annually on June 15 and December 15, at the rate of 11% per annum. On December 29, 1993, SFHI consummated a public offering (the

"Offering") of 11,500 units, with each unit consisting of $10,000 principal of the 11% Notes and one warrant to acquire, for no additional consideration, an additional $1,000 principal amount of the 11% Notes upon exercise no later than December 15, 1996. Assuming all warrants were exercised on December 15, 1996, the total principal amount of 11% Notes to be paid at maturity would have been $126.5 million and the effective rate of interest per annum for the 11% Notes to maturity would have been 12.46%. SFHI is subject to certain covenants under the indenture in which the 11% Notes were issued including, among other things, restrictions on the incurrence of additional debt and making any loan or any distribution or dividends to any affiliate of the Company.

   In August 1995, in accordance with the indenture governing the 11% Notes, SFHI completed an offer to repurchase for cash $21.5 million principal amount of 11% Notes at a price of $1.010 per 1,000 principal amount, plus accrued interest, representing that principal amount that could be purchased with funds remaining in the Parkville collateral account dedicated to use in the development of a proposed dockside riverboat casino and received upon liquidation of the Parkville assets. The repurchase offer was required to be made because the proposed casino in Parkville, Missouri that SFHI intended to develop was not operating by June 30, 1995. As a result of the commencement of the Repurchase Offer, warrants to acquire $11.5 million principal amount 11% Notes were exercised resulting in $126.5 million principal amount of 11% Notes outstanding prior to consummation of the Repurchase Offer. As of September 30, 1995, $105.0 million principal amount of 11% Notes remain outstanding, and are reported net of unamortized debt discount of $7.2 million in the consolidated balance sheet. The Company recorded an extraordinary charge to earnings in the amount of approximately $2.6 million, less income tax benefit of $890,000, related to debt premium payments, debt issue costs and debt discount in connection with the repurchase offer. See Notes 4 and 8

   The 13-1/2% Notes are secured by a first deed of trust on the Pioneer and were issued by Pioneer Finance Corp., a wholly-owned subsidiary of the Company. The 13-1/2% Notes are guarantied by the Company. Interest is payable semi-annually on June 1 and December 1 at a rate of 13-1/2% per annum. PHI is subject to certain conditions under the indenture under which the 13-1/2% Notes were issued, including, without limitation restrictions on the incurrence of additional debt and the making of any loans or distributions or dividends to affiliates of the Company.

   In September 1995, from the proceeds of the sale of the Hacienda, the Company acquired $20 million principal amount of 13-1/2% Notes. The Company recorded a extraordinary gain of $4.3 million less income tax charge of $1.5 million. The $20.0 million principal amount of the 13-1/2% Notes acquired were submitted to the trustee for cancellation and in satisfaction in full of the Company's remaining $12.75 million sinking fund payment due in December 1996 and reduced the December 1997 sinking fund obligation to $22.75 million. The remaining balance of the 13-1/2 Notes, $60 million principal amount, is due in December 1998.

   The 10-1/4% Debentures have an effective interest rate of 16.9%, payable semi-annually, and a principal balance of $11.4 million and $13.5 million less unamortized discount of $1.3 million and $1.9 million on September 30, 1995 and 1994, respectively; the 10-1/4% Debentures have an annual sinking fund payment obligation of $2.3 million. The 10-1/4% Debentures restrict the purchase of the Company's capital stock and payment of cash dividends on any of the Company's capital stock to the extent of the aggregate consolidated net income of the Company from September 30, 1982 to the end of the most recent fiscal quarter preceding the date of declaration of the dividend. As of September 30, 1995, the Company had a cumulative consolidated net loss of $59.5 million since October 1, 1982. See Note 13

  The note payable to Sierra Construction Corp. bears interest at prime plus

2% (10.75% at September 30, 1995); payable in monthly installments of principal and interest of $80,099 commencing December 1993. The balance is due in December 1998.

   On December 7, 1994, SFHI borrowed $3.0 million pursuant to a working capital loan agreement. The loan, which bears interest at an annual rate of 11%, is guarantied by the Company. The loan is payable through principal and interest payments on a monthly basis through December 1, 1996.

   In August 1995, the sale of substantially all of the assets of the Hacienda was consummated. Proceeds from the sale were used, in part, to repay a $22 million note secured by a first deed of trust ("PERS Note") on the Hacienda.

   On March 31, 1994, a wholly-owned subsidiary of the Company issued $15.0 million principal amount 12% First Mortgage Notes guaranteed by the Company and HHI ("12% Notes") and secured by, among other things, a first priority lien on a 39 acre parcel of real property located in Henderson, Nevada. The 12% Notes were repaid from proceeds upon consummation of the sale of substantially all of the assets of the Hacienda. See Notes 8 and 10

12.  LEASES

   All non-cancelable leases have been classified as capital or operating leases. At September 30, 1995, the Company had leases for personal and real property which expire in various years to 2078. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property.

   At September 30, 1995 and 1994 equipment leased under capital leases are recorded in the Consolidated Balance Sheet as follows :


                                  September 30
                             ----------------------
                                1995        1994
                             ----------  ----------
         Equipment           $5,463,000  $6,069,000
         Less accumulated
           amortization       4,154,000   3,132,000
                             ----------  ----------
              Total          $1,309,000  $2,937,000
                             ==========  ==========

   Amortization of assets leased under capital leases is included in depreciation and amortization expense in the Consolidated Statements of Operations.

   Future minimum lease payments as of September 30, 1995 are as follows:


                                      Capital     Operating
                                     ----------  -----------
         1996                        $  605,115  $   673,940
         1997                           476,089      663,440
         1998                           293,257      663,440
         1999                               -0-      663,440
         2000                               -0-      663,440
         Thereafter                         -0-   51,140,179
                                     ----------  -----------
                                      1,374,461  $54,467,879
                                                 ===========
         Less amount representing
           interest                     197,652
                                     ----------
         Present value of minimum
           lease payments            $1,176,809
                                     ==========

   Included in future operating minimum lease payments are rental costs associated with the real property under the lease at the Pioneer. Approximately 6-1/2 acres of the Pioneer property are subject to a 99 year ground lease, expiring in December 2078. Under the ground lease the Company is subject to an annual rental obligation of $663,000 per year, adjusted annually based on the Consumer Price Index. Additionally, every ten years beginning January 1, 2004, the annual rent will be adjusted to an amount equal to 10% of the fair market value of the land subject to the ground lease, on an unimproved basis.

13.  STOCKHOLDERS' EQUITY

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

   On January 25, 1994, the Company announced a 25% stock dividend on the Common Stock payable on February 25, 1994 to stockholders of record on February 4, 1994. The accompanying financial statements have been adjusted to give effect to this stock dividend as if it has occurred as of the earliest period presented.

   In March and September of fiscal years 1995 and 1994, the Company declared a semi-annual dividend on its Preferred Stock pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock. Each semi-annual dividend was paid in shares of Preferred Stock in an amount equal to .04 of a share for each share of Preferred Stock. Cash was paid in lieu of fractional shares. The Company may elect in fiscal 1996 to pay dividends declared on the Preferred Stock in shares of the Preferred Stock. Thereafter, dividends, if declared, must be paid in cash.

   At the election of the Company, the Preferred Stock is redeemable, in whole or in part, at any time and from time to time at a redemption price equal to the per share liquidation preference of $2.14 plus (i) an amount equal to all accrued but unpaid dividends, whether or not declared, plus (ii) under certain circumstances relating to asset dispositions and mergers, an additional amount determined in accordance with the Certificate of Determination of the Preferred Stock (the "Liquidation Preference"). Additionally, at the election of the Company, if any shares of Preferred Stock have not been redeemed on or prior to the tenth dividend payment date from the issuance of the Preferred Stock, such shares may be exchanged from time to time for Junior Subordinated Notes of the Company. The principal amount of the Junior Subordinated Notes, if issued, will be equal to the Liquidation Preference of the Preferred Stock for which such notes are exchanged. The Junior Subordinated Notes will mature on September 30, 2008, and will bear interest at an annual rate of 11%, payable semi-annually.

14.  STOCK OPTION PLAN

   The Company has a Key Employee Stock Option Plan (the "Stock Option Plan") providing for the grant of up to 319,375 shares of its common stock to key employees. As of September 30, 1995, there are 40,000 options outstanding under the Stock Option Plan. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Additionally, as of September 30, 1995 there were outstanding 36,000 options granted under the Sahara Resorts 1983 Key Employee Stock Option Plan which were converted on a one-for-one basis into options to purchase common stock of the Company in connection with the Reorganization and assumed by the Company. The outstanding options have exercise prices ranging from $22.60 to $3.30 per share.

15.  FEDERAL INCOME TAXES

   Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109. In accordance with SFAS No. 109, deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credits carryforwards. The cumulative effect on prior years of this change in accounting principle was not material. Deferred income taxes of $11.0 million were recorded as of October 1, 1993 as a result of the purchase accounting associated with the incorporation of the Company's investment in a publicly traded partnership. The Company has recognized approximately $29.3 million in federal income tax benefit for financial reporting purposes based on book losses.

   The benefit for income taxes attributable to pre-tax income consisted of:


Year Ended September 30        1995       1994     1993
---------------------------  ---------  --------  ------
   (Dollars in thousands)

   Current                        ---       ---     ---
   Deferred                  $(10,609)  $(7,059)  $(103)
                             --------   -------   -----
   Total benefit             $(10,609)  $(7,059)  $(103)
                             ========   =======   =====

   The benefit for income taxes attributable to pre-tax income differs from the amount computed at the federal income tax statutory rate as a result of the following:


Year Ended September 30                   1995       1994      1993
--------------------------------------  ---------  ---------  ------
   (Dollars in thousands)

   Amount at statutory rate             $(11,428)  $ (7,979)  $(410)
   Goodwill                                  487        522     307
   Lobbying costs                              0        170
   Other                                     332        228     ---
                                        --------   --------   -----
                                        $(10,609)  $ (7,059)  $(103)
                                        ========   ========   =====

   The components of the deferred tax liability consisted of the following:

   At September 30                                    1995       1994
--------------------------------------------------- --------   --------
   (Dollars in thousands)

   DEFERRED TAX LIABILITIES

                                      49

   Inventories and prepaid expenses                 $  1,156   $  2,036
   Fixed asset cost, depreciation
     and amortization, net                            11,823     20,176
   Capitalized Interest                                  953      1,514
   Deferred Payroll                                      824        994
                                                    --------   --------
   Gross deferred tax liabilities                   $ 14,756   $ 24,720
                                                    ========   ========


   DEFERRED TAX ASSETS
   Net operating loss carryforward                  $ 15,647   $ 14,501
   Reserves for accounts and
     contracts receivable                              1,173      1,674
   Original issue discount                             3,600      3,600
                                                    --------   --------
   Gross deferred tax assets                          20,420     19,775
                                                    --------   --------
   Net deferred tax assets (liabilities)            $  5,664    ($4,945)
                                                    ========   ========

   At September 30, 1995, the Company has a net operating loss carryforward for regular income tax purposes of approximately $46 million, which expires by the year 2010. The Company has not recorded a valuation allowance to reduce the carrying value of the deferred tax assets since these assets arose principally from temporary differences which will reverse within the prescribed carryforward period or will be recognized in periods corresponding to the reversal of certain of the deferred tax liabilities.

16.  BENEFIT PLANS

   The Company contributes to multi-employer pension plans under various union agreements to which SNC and HHI are a party. Contributions, based on wages paid to covered employees, were approximately $1.9 million, $1.9 million, and $1.7 million for the years ended September 30, 1995, 1994, and 1993, respectively. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

   The Company has a savings plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contributions paid in 1995, 1994, and 1993, were $93,000, $89,000, and $86,000, respectively.

17.  RELATED PARTIES

   LICO, a company wholly-owned by Mr. Lowden, Chairman of the Board, Chief Executive Officer and 52% stockholder of the Company, had borrowed $476,000 from Hacienda Inc., pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was $545,000 as of September 30, 1995. The demand loan to LICO bears interest at 2% over the prime rate.

   LICO provides entertainment services to the Company. Entertainment expense incurred for services provided by LICO was $3.4 million, $3.5 million, and $3.0 million for fiscal years 1995, 1994, and 1993, respectively.

   As of September 30, 1993, Mr. Lowden had borrowed an aggregate of $1.9 million from the Company. The unsecured demand loans were evidenced by promissory notes and accrued interest at a rate equal to 2% over the prime rate. On January 4,

1994, Mr. Lowden repaid the loans from the Company in full, together with accrued interest.

   In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement whereby the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. In July 1995, Mr. Lowden prepaid $1.0 million principal amount of the loan balance. At November 30, 1995, the principal balance of the loan was approximately $3,177,417. The loan is secured by substantially all of the Company's common stock (the "Pledged Shares"), owned by Mr. Lowden. Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. As of September 30, 1995, the market value of the Pledged Shares is less than three times the outstanding loan balance. Mr. Lowden and the bank are in discussions regarding the collateral supporting the loan. If an event of default were to occur under his personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of Sahara Gaming's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of Sahara Gaming's common stock, an event of default would be triggered under certain of Sahara Gaming's long-term indebtedness, which would result in cross-defaults under substantially all of Sahara Gaming's other long-term indebtedness, including the 13-1/2% Notes and 11% Notes.

18.  MINORITY INTEREST - TREASURE BAY

Biloxi, Mississippi - Treasure Bay

    In April 1994, Santa Fe Inc. purchased from Treasure Bay Gaming & Resorts Inc. ("Treasure Bay") for $10.0 million approximately 20% of Treasure Bay's common stock and 33-1/3% of Treasure Bay's preferred stock. The Company also unconditionally guaranteed the payment of $4.5 million of the indebtedness of Treasure Bay incurred to finance working capital in connection with the opening of Treasure Bay's casinos in Biloxi, Mississippi in April 1994 and in Tunica, Mississippi in May 1994, which indebtedness the Company acquired in December 1994. In connection with its stock purchase, Santa Fe Inc. entered into an agreement with Treasure Bay to manage both properties. However, in December 1994, Treasure Bay notified the Company that Treasure Bay was assuming management control of Treasure Bay's properties and alleged that the Company was in default under the management agreement and had mismanaged the Treasure Bay properties.

    On January 10, 1995, Treasure Bay and its operating subsidiary, Treasure Bay Corp., filed for Chapter 11 relief in the United States Bankruptcy Court for the Southern District of Mississippi. Pending resolution of the Treasure Bay bankruptcy proceedings, Santa Fe Inc. does not expect to receive payments under the management agreement or with respect to the acquired indebtedness and no assurance can be given that any amounts will ultimately be repaid.

    The operations of Treasure Bay currently consist solely of a riverboat casino in Biloxi, Mississippi. Since August 1995, Treasure Bay's management, the Company and an ad hoc committee of Treasure Bay bondholders have each filed plans of reorganization with the bankruptcy court. The Company believes that confirmation hearings with respect to the plans will be held sometime in 1996. The Company's plan of reorganization for Treasure Bay contemplates that, subject to various conditions, the various classes of secured and unsecured creditors of the debtor agree to accept modifications to, and reductions in outstanding amounts of, Treasure Bay's outstanding obligations and the Company would make a cash equity contribution to acquire 100% of the equity interests in Treasure Bay. Any plan must be approved by the bankruptcy court, and no assurance can be given that the Company's plan of reorganization will be approved, that the various classes of creditors would agree to the plan or that the Company would elect to proceed with the plan. Additionally, any plan of reorganization may be amended, resulting in changes to the amount and terms of debt of the reorganized debtor and equity ownership acquired.

   In light of Treasure Bay's financial condition, Sahara Gaming recorded a $12.6 million pre-tax charge against income in the fourth quarter of fiscal 1994 in connection with its investment in Treasure Bay, guarantee related to the working capital loan and its management contract.

19.  CONTINGENCIES

   The Company and its predecessor, Sahara Casino Partners, L.P. are defendants in two class action lawsuits filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al. which have been consolidated in a single action and a third class action lawsuit filed in the United States District Court of Nevada, entitled Schrier v. Ceasar's World, Inc., et al. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

   In response to the complaints, all of the defendants, including the Company and the Partnership, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue, and, in the case of the consolidated case, seeking to transfer venue of the actions to Las Vegas. The Court granted the defendants' motion to transfer venue of the Poulos action to Las Vegas. Plaintiffs have responded to all motions and have also propounded discovery with respect to each defendant on jurisdiction, venue and class issues. The Company expects that there will be further briefing on the motions, and the Court has not indicated when it will rule on these motions. Plaintiffs have also filed their motion to certify the class. A representative group of the defendants took the deposition of each plaintiff and also obtained documents from the plaintiffs. It is not known when the Court will rule on the class certification motions.

   The Company, its predecessor, Sahara Casino Partners, L.P. and Pioneer Inc. are defendants in a class-action lawsuit filed in the Unites States District Court of New Jersey, Camden Division, entitled Hyland v. Griffin Investigations et al. Also named as defendants in this action are many, if not most, of the largest gaming companies in the United States. The action alleges violations of Federal anti-trust law, the Fair Credit Reporting Act and state trespass statutes stemming from plaintiffs' exclusion from various casinos on the basis that plaintiffs are card counters. The complaint seeks compensatory as well as punitive damages. Pioneer Inc. has already been dismissed, and the Company has filed a motion to dismiss for lack of personal jurisdiction and failure to state a claim upon which relief may be granted. This motion is presently pending before the Court.

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

   On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and Santa Fe as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and Santa Fe and to sell the Company and Santa Fe a 20% ownership interest in Treasure Bay. The lawsuit was subsequently amended to remove Suzanne Lowden as a defendant. The Company and Santa Fe filed a successful motion to transfer this case to the United States District Court in Nevada.

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

20.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

   Supplemental statement of cash flows information is presented below:


                                                        1995         1994         1993
                                                   ------------  -----------  -----------
   Operating activities:
       Cash paid during the period
       for interest, net of amount
       capitalized of $4,693,714
       for 1995 and $1,764,186
       for 1994                                     $45,111,514  $38,610,465  $37,138,747
                                                    ===========  ===========  ===========

   Investing and financing activities:
       Capital lease obligations
       incurred in connection with
       the acquisition of machinery
       and equipment                                $    77,682  $    66,983  $   708,708
                                                    ===========  ===========  ===========


     Long-term debt incurred in
       connection with the
       acquisition of machinery
       and equipment                                $ 2,533,436  $ 4,019,070  $ 9,674,527
                                                    ===========  ===========  ===========


     Preferred stock dividends

       at liquidation value                         $ 1,319,670  $ 1,221,715
                                                    ===========  ===========

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
                                                                 ===========

21. SUBSEQUENT EVENTS - ASSETS UNDER AGREEMENT FOR SALE

   On October 2, 1995, the Company sold substantially all of the assets of the Sahara for $128 million in cash and exchanged 22 acres of land, a portion of which was utilized by the Sahara as a parking lot, for 27 acres of land just south of the Sahara on Las Vegas Boulevard, on which a water theme park currently operates. The Company utilized approximately $122 million in proceeds to retire and defease indebtedness of approximately $115 million secured by the Sahara assets and to pay costs to close the transaction, including approximately $6 million of costs associated with the defeasance of the 12-1/8% Notes. The net proceeds of approximately $6 million was added to working capital. The Company expects to record a pre-tax gain of approximately $40 million (net of the extinguishment of debt charge discussed below)on the sale of substantially all of the assets of Sahara in the first quarter of fiscal 1996.

   In connection the sale of the Sahara, in August 1995, the Company commenced an offer to purchase for cash all outstanding 12-1/8% Notes, approximately $114.6 million, at a price of $1,047 per $1,000 principal amount, plus accrued interest. Upon consummation of the sale, the Company accepted $89.2 million original principal amount of 12-1/8% Notes tendered in the offer and defeased the remaining balance of 12-1/8% Notes, approximately $27 original principal amount of 12-1/8% Notes. In November 1995, the Company acquired and retired the remaining $27 million original principal amount of 12-1/8% Notes that were defeased upon consummation of the sale. The Company expects to record an approximate $6.0 million charge for extinguishment of debt against the gain on the sale of the Sahara in the first quarter of fiscal 1996.

   In connection with the acquisition of the 27 acre parcel, the Company assumed the operating lease under which a water theme park operates. The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $6.2 million as of September 30, 1995. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts.

22. SUBSEQUENT EVENTS - OTHER

   In October 1995, upon consummation of the sale of the Sahara, SNC distributed to the Company the $32 million affiliate note between SNC and an affiliate. The Company satisfied in full a $15.2 million affiliate note issued between the Company and the same affiliate by offsetting it against the $32 million affiliate note. The Company then forgave, as a contribution to capital, the balance of $16.8 million to the capital stock of a wholly-owned subsidiary which owns 39 acres in Henderson, Nevada. Simultaneously, the Company contributed the capital stock of the wholly-owned subsidiary to the Pioneer.

   In addition, upon consummation of the sale of the Sahara and in substance defeasement of the 12-1/8% Notes, the covenants restricting the use of the $10 million held by SNC, pursuant to the repayment of the original SFHI affiliate note were extinguished. An $8 million affiliate note issued in June 1995 remains outstanding and matures in August 1996. See Note 3 and 10

   The Company has agreed to grant a security interest in the 27 acre parcel for the benefit of the holders of the 13-1/2% Notes to secure a contingent obligation of the Company to contribute or loan $10 million to PHI. The security interest will be released in the event of such a contribution or loan.

   In November 1995, the Company contributed $15 million in cash to the Pioneer Inc., pursuant to an agreement reached with holders of 13-1/2% Notes, in which the holders of 13-1/2% Notes consented to the sale of the Hacienda and Sahara.

   In November 1995, the Company sold the Spirit of America barge vessel ("Spirit") for $3.3 million in cash. The Spirit was acquired in connection with the Company's proposed development of a casino entertainment complex in Parkville, Missouri. Net proceeds of $3.2 million from the sale were added to general working capital.

   In December 1995, the Company acquired in the market $2.3 million principal amount of 11% Notes and $2.6 million principal amount of 10-1/4% Subordinated Debentures. The Company expects to record an after-tax extraordinary gain of approximately $435,000 from the early retirement of 11% Notes.

   In October 1995, the Company entered into an agreement to transfer its rights and obligations under contracts with members of Camperland, to the developer of a recreational vehicle park currently under construction. Pursuant to the agreement, the Company will pay $4 million to the developer and the developer will assume all obligations relating to Camperland contracts. The Company will remain contingently liable for such obligations. The agreement is subject to, among other things, a due diligence review by the developer. If that agreement is not consummated, the Company will be obligated to transfer the Camperland operations to another location on or before February 1997 and continue to service existing contracts. The Company has acquired a 40 acre parcel of property for such purposes.

23. SUPPLEMENTAL STATEMENT OF SUBSIDIARY INFORMATION

  The Company's primary operations are in the gaming industry and in fiscal years 1995, 1994 and 1993 were conducted through SNC, HHI, PHI and SFHI. the Company sold substantially all the assets of the Hacienda in August 1995 and the Sahara in October 1995. "Other" below includes financial information for SNC, HHI and the Company's other operations. In addition to the financial information as set forth in the table below (dollars in thousands), see Notes 3, 8, 9, 11, 12 and 22 for additional discussion of subsidiary operations.

                                               YEAR               PHI            SFHI           OTHER           TOTAL
                                               ----           --------         --------       --------        --------
OPERATING REVENUES                             1995           $ 46,034         $ 64,798       $140,277        $251,109
                                                              ========         ========       ========        ========
                                               1994           $ 49,270         $ 63,831       $140,617        $253,718
                                                              ========         ========       ========        ========
                                               1993           $ 53,823         $ 53,305       $137,637        $244,765
                                                              ========         ========       ========        ========

OPERATING INCOME (LOSS)                        1995           $  5,500         $ (6,458)      $ 11,569        $ 10,611
                                                              ========         ========       ========        ========
                                               1994           $  9,424         $ 14,697       $  8,852        $ 32,973
                                                              ========         ========       ========        ========
                                               1993           $ 13,917         $ 11,403       $ 11,320        $ 36,640
                                                              ========         ========       ========        ========

INTEREST EXPENSE                               1995           $ 13,765         $ 14,042       $ 17,210        $ 45,017
                                                              ========         ========       ========        ========
                                               1994           $ 13,877         $ 11,446       $ 17,868        $ 43,191
                                                              ========         ========       ========        ========
                                               1993           $ 13,875         $  5,310       $ 18,648        $ 37,833
                                                              ========         ========       ========        ========

DEPRECIATION AND AMORTIZATION                  1995           $  5,227         $  9,104       $ 13,853        $ 28,184
                                                              ========         ========       ========        ========
                                               1994           $  5,063         $  7,574       $ 14,068        $ 26,705
                                                              ========         ========       ========        ========
                                               1993           $  4,985         $  5,542       $ 12,866        $ 23,393
                                                              ========         ========       ========        ========

CAPITAL EXPENDITURES                           1995           $  5,998         $ 18,621       $  5,984        $ 30,603
                                                              ========         ========       ========        ========
                                               1994           $  1,741         $ 19,598       $ 22,828        $ 44,167
                                                              ========         ========       ========        ========
                                               1993           $  1,782         $  1,015       $ 11,367        $ 14,164
                                                              ========         ========       ========        ========

IDENTIFIABLE ASSETS                            1995           $ 97,782         $ 95,201       $173,655        $366,638
                                                              ========         ========       ========        ========
                                               1994           $105,971         $146,317       $226,267        $478,555
                                                              ========         ========       ========        ========
                                               1993           $109,884         $ 75,264       $209,941        $395,089
                                                              ========         ========       ========        ========

SAHARA GAMING CORPORATION
QUARTERLY RESULTS OF OPERATIONS (Unaudited)

--------------------------------------------------------------------------------
                                             For the Year Ended September 30,
                                                   1995          1994
--------------------------------------------------------------------------------
Revenues
 First Quarter                                 $ 61,639,914   $ 61,130,877
 Second Quarter                                  64,333,776     64,984,262
 Third Quarter                                   63,540,828     64,268,323
 Fourth Quarter                                  61,594,800     63,334,127
                                               ------------   ------------
                                               $251,109,318   $253,717,589
                                               ============   ============
Operating Income
 First Quarter                                 $  7,873,994   $  7,875,637
 Second Quarter                                   5,554,002      9,555,353
 Third Quarter                                  (10,386,802)     9,309,071
 Fourth Quarter                                   7,569,349      6,232,672
                                               ------------   ------------
                                               $ 10,610,543   $ 32,972,733
                                               ============   ============
Net Income (Loss)
  First Quarter                                  (2,268,474)  $ (1,201,613)
  Second Quarter                                 (3,954,297)    (1,411,786)
  Third Quarter                                 (16,073,886)    (1,308,329)
  Fourth Quarter                                    255,409    (11,817,282)
                                               ------------   ------------
                                               $(22,041,248)  $(15,739,010)
                                               ============   ============
Net Income (Loss)
per Common Share
  First Quarter                                $      ( .42)  $       (.24)
  Second Quarter                                      ( .69)          (.28)
  Third Quarter                                       (2.65)          (.26)
  Fourth Quarter                                      ( .01)         (1.96)
                                               ------------   ------------
                                               $      (3.77)  $      (2.74)
                                               ============   ============


 Item 9.  Changes in and Disagreements with Accountants on
          ------------------------------------------------
          Accounting and Financial Disclosure
          -----------------------------------

          Not applicable.

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The information regarding the directors and executive officers of the Company to be included in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

 Item 11. Executive Compensation
          ----------------------

     The information regarding Executive Compensation to be included in the Proxy Statement is incorporated herein by reference.


 Item 12. Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

      The information regarding Security Ownership to be included in the Proxy Statement is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

    The information regarding Certain Relationships and Related Transactions to be included in the Proxy Statement is incorporated herein by reference.


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

     (a)    1. and 2.  Financial Statements and Schedules

            The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under
            Item 8.

     (b)    Reports on Form 8-K filed during the last quarter of 1995.

            The Registrant filed a Current Report on Form 8-K dated July 14, 1995 under Item 5. Other Events, reporting certain information relating to the sale of assets of the Sahara Hotel and Casino.

            The Registrant filed a Current Report on Form 8-K dated July 31, 1995 under Item 5. Other Events, reporting certain information relating to the Santa Fe Hotel Inc. repurchase and consent solicitation.

     (c)    Exhibits required by Securities and Exchange Commission Regulation
            S-K:

3.1 Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2 Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

4.1         Indenture dated as of June 15, 1983 between Hacienda Resorts, Inc.
            and Valley Bank of Nevada, as Trustee, with respect to the Company's 10-1/4% Subordinated Sinking Fund Debentures due 1998. (Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement of Hacienda Resorts, Inc. on Form S-1 (No. 2-82796) and incorporated herein by reference.)

10.1 Form of Indenture (the "Pioneer Indenture")between Pioneer Finance, the Partnership and Security Pacific National Bank, as Trustee, relating to the 13-1/2% First Mortgage Bonds Due 1998 of Pioneer Finance (the "Bonds").(1)

10.2        Form of Bonds (included as an exhibit to the Pioneer Indenture).(1)

10.3 Form of Purchase Money Note relating to the acquisition of the Pioneer Hotel and Gambling Hall (the "Pioneer Acquisition") (included as an exhibit to the Pioneer Indenture).(1)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

10.4 Form of Purchase Money Deed of Trust relating to the Bonds (included as an exhibit to the Pioneer Indenture).(1)

10.5 Form of Guaranty of the Partnership relating to the Bonds (included in the Pioneer Indenture).(1)

10.6 Form of Assignment Agreement from Pioneer Finance Corp. to the Trustee relating to the Bonds (included as an exhibit to the Pioneer Indenture).(1)

10.7 Form of Subordination Provision relating to the Bonds (included as an Exhibit to the Pioneer Indenture).(1)

10.8        Form of Pari Passu Certificate relating to the Bonds (included as an
                    ---- -----
            exhibit to the Pioneer Indenture).(1)

10.9 Depositary and Transfer Agent Agreement including Form of Depositary Receipt and Form of Certificate of Limited Partners' Interest.(2)

10.10       Tax Services Agreement between the Partnership and CLR Fast-tax.(4)

10.11       Acquisition Agreement relating to the Pioneer Acquisition.(1)

10.12       Pioneer Ground Lease, as amended.(1)

10.13 Conformed Lessor's Agreement dated as of November 16, 1988 among Lessor, Lessee and Pioneer Operating Partnership relating to the Pioneer Acquisition.(1)

10.14 Promissory Note in the amount of $25,300,000.00 dated December 23, 1980 between Casino Properties and the Public Employees Retirement System of Nevada, along with Deed of Trust and Assignment of Rents, Guaranty Agreement of Paul W. Lowden, Subordination Agreement of Valley Bank of Nevada, Security Agreement and Collateral Assignment of Agreement, each dated on or about December 23, 1980.(3)

10.15 Net Parking Lease by and between Sahara Las Vegas and Sahara Operating Partnership dated July 30, 1987 and Amendment thereto.(3)

10.16 Standard Form of Agreement between Owner and Contractor by and between Sahara Operating Partnership and Sierra Construction Corp.(3)

10.17 Amendments dated February 25, 1985 relating, respectively, to the Promissory Note and Deed of Trust referred to in Exhibit 10.14.(3)

10.18 Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13.5% per annum, respectively.(3)

10.19       Promissory Note in the amount of $4,500,000 dated September 1, 1987

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

            from Sahara Las Vegas to the Partnership.(2)

10.20 Indenture dated as of August 17, 1989 among Sahara Finance, the Partnership and U.S. Trust Company of California, N.A., as trustee (the "Note Trustee"), and related First Supplemental Indenture dated as of October 5, 1989 relating to Sahara Finance's 12-1/8% Guarantied First Mortgage Notes Due 1996 (the "First Mortgage Notes").(4)

10.21 Form of Sahara Finance's 12-1/8% Guarantied First Mortgage Notes due 1996.(4)

10.22 Secured Promissory Note dated August 17, 1989 in the amount of $116,200,000 issued by Sahara Operating Partnership in favor of Sahara Finance.(4)

10.23 Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing dated as of August 17, 1989 from Sahara Operating Partnership to Nevada Title Company.(4)

10.24 Guarantee by the Partnership relating to the First Mortgage Notes (included in the Indenture referred to in Exhibit 10.20).

10.25 Assignment Agreement dated August 17, 1989 between Sahara Finance, as Assignor, and the Note Trustee, as Assignee, and acknowledged by Sahara Operating Partnership.(4)

10.26 Note Purchase Agreement dated August 17, 1989 by and among Sahara Finance, the Partnership, Sahara Operating Partnership and Solomon Brothers Realty Corp.(4)

10.27 Disbursement and Escrow Agreement dated as of August 17, 1989 among Sahara Finance, as Lender, Sahara Operating Partnership, as Borrower, and Nevada Construction Services, as Agent, Amendment thereto dated as of August 31, 1989 and Second Amendment thereto dated as of October 5, 1989.(4)

10.28 Assignment of Leases, Rents and Revenues dated as of August 17, 1989 from Sahara Operating Partnership to Sahara Finance.(4)

10.29 Guarantee of Completion dated as of August 17, 1989 by the Partnership to Sahara Finance.(4)

10.30 Assignment of Structural Engineer's Agreement dated as of August 17, 1989 by Sahara Operating Partnership to Sahara Finance.(4)

10.31 Assignment of Contracts, Warranties, Licenses, Permits and Plans and Specifications dated as of August 17, 1989 by Sahara Operating Partnership to Sahara Finance.(4)

10.32 Assignment of Affiliate Notes and Security Agreements dated as of August 17, 1989 by Sahara Operating Partnership to Sahara Finance, and Amendment thereto dated as of October 5, 1989.(4)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

10.33 Assignment of General Contractor's Agreement dated as of August 17, 1989 by Sahara Operating Partnership to Sahara Finance.(4)

10.34 Assignment of Airspace Lease and Consent dated as of August 17, 1989 by Sahara Operating Partnership to Sahara Finance.(4)

10.35 Assignment of Architect's Contract dated as of August 17, 1989 by Sahara Operating Partnership to Sahara Finance.(4)

10.36 Security Agreement dated August 17, 1989 by and between Sahara Operating Partnership and Santa Fe Operating Partnership, and Amendment thereto dated as of October 5, 1989.(4)

10.37 Security Agreement dated August 17, 1989 by and between Sahara Operating Partnership and Hacienda Operating Partnership, and Amendment thereto dated as of October 5, 1989.(4)

10.38 Security Agreement dated August 17, 1989 by and between Sahara Finance and Sahara Operating Partnership.(4)

10.39 Amended and Restated Santa Fe Hotel and Casino Note as of August 17, 1989 in the principal amount of $18,181,818 issued by the Santa Fe Operating Partnership to Sahara Operating Partnership.(4)

10.40 Amended and Restated Hacienda Note dated as of August 17, 1989 in the principal amount of $32,323,232 by the Hacienda Operating Partnership to Sahara Operating Partnership.(4)

10.41 Quality Construction Consultant Agreement dated August 17, 1989 by and among the Trustee, Etc Testing Laboratories, Inc., and Sahara Operating Partnership.(4)

10.42 Construction Consultant Agreement dated August 17, 1989 by and among the Trustee, Nevada Construction Services and Sahara Operating Partnership.(4)

10.43 Third and Fourth Amendments dated, respectively, December 21, 1988 and August 17, 1989 to the Net Parking Lease referred to in Exhibit 10.15.(4)

10.44 Agreement Between Owner and Contractor dated August 11, 1989 between Sahara Finance and Sierra Construction Corp. relating to the Sahara Project.(4)

10.45 Structural engineering consulting services agreements dated, respectively, July 25, 1989 and August 3, 1989 between Sahara Operating Partnership and Martin Pulsion & Associates, Inc.(4)

10.46 Architect's agreement dated August 10, 1989 between the Partnership and Fred Dared regarding the Sahara Project.(4)

10.47 Architect's agreement dated August 10, 1989 between the Partnership and Fred Dared regarding the Hacienda Project.(4)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

10.48 Architect's agreement dated August 10, 1989 between the Partnership and Quadrille Garlic and Associates regarding the Santa Fe Hotel and Casino construction.(4)

10.49 Agreement Between Owner and Contractor dated August 11, 1989 between Sahara Finance and Sierra Construction Corp. relating to the Santa Fe construction.(4)

10.50 Agreement Between Owner and Contractor dated August 11, 1989 between Sahara Finance and Sierra Construction Corp. relating to the Hacienda Expansion.(4)

10.51 Environmental Indemnity Agreement dated as of August 17, 1989 among Sahara Operating Partnership, Sahara Finance and the Partnership.(4)

10.52 Amendments to Deed of Trust and Promissory Note between Casino Properties and the Public Employees Retirement System of Nevada referred to in Exhibit 10.14 hereto.(5)

10.53 Sahara Resorts Key Employee Stock Option Plan. (Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement of Hacienda Resorts, Inc. on Form S-1 (No. 2-82796) and incorporated herein by reference.)

10.54 Agreement for the sale and purchase of real property and related documents, assumption of $885,162.11 on three promissory notes in favor of Dobrusky Family Trust uta, between the Company and Consolidated Hospitality Services, Inc.(5)

10.55 Form of Second Supplemental Indenture by and among Sahara Finance, the Partnership and the Trustee, dated February 13, 1990.(7)

10.56 Construction Loan Agreement dated as of December 21, 1989 among Valley Bank of Nevada and Santa Fe Operating Partnership and the Partnership as joint and several co-borrowers.(6)

10.57 Construction Deed of Trust, Assignment of Rents and Security Agreement dated as of December 21, 1989 in favor of Valley Bank of Nevada and executed by Santa Fe Operating Partnership and the Partnership.(6)

10.58 Secured Promissory Note dated December 21, 1989 in the original principal amount of $25,000,000 in favor of Valley Bank of Nevada and executed by Santa Fe Operating Partnership and the Partnership.(6)

10.59 Assignment of Leases, Rents, Income and Profits dated December 21, 1989 in favor of Valley Bank of Nevada executed by Santa Fe Operating Partnership.(6)

10.60 Revolving Credit Agreement dated March 8, 1990 by and among Valley Bank of Nevada, the Partnership and Hacienda Operating partnership regarding a $20,000,000 revolving line of credit.(8)

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

10.61 Deed of Trust, Assignment of Rents and Security Agreement dated March 8, 1990 by and among Hacienda Partnership, as Trustor, Chicago Title Insurance Company, as Trustee, and Valley Bank as Beneficiary.(8)

10.62 Revolving Credit Agreement dated November 22, 1989 by and among Valley Bank of Nevada and Sahara Operating Limited Partnership regarding a $2,500,000 revolving line of credit.

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

10.64 Equipment Contract dated December 3, 1990, between Paul Lowden and Beckman Eisenman & Associates regarding purchase of equipment for Pioneer.

10.65 Agreement dated February 7, 1991, among Sierra Construction Corp., the Company, and Sahara Casino Partners, L.P. (9)

10.66 Agreement dated February 10, 1991 among Sierra Construction Corp., Sahara Operating Limited Partnership,, Hacienda Operating Limited Partnership and Santa Fe Operating Limited Partnership. (9)

10.67 First Supplemental Indenture to Pioneer Indenture dated as of December 21, 1990 among Pioneer Finance, and Sahara Casino Partners, L.P. and Security Pacific National Bank. (9)

10.68 Lease agreement for furniture, fixtures and equipment dated March 20, 1991 between Valley Leasing Company, Inc. and Michigan National Bank, Lessors, and Santa Fe Operating Limited Partnership, Lessee.
            (11)

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

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

            1992 by Paul W. Lowden in favor of Sahara Resorts in the aggregate amount of $1,250,000 (10).

10.75 Promissory notes dated September 14, 1992, October 8, 1992, October 19, 1992 and November 24, 1992 by Paul W. Lowden in favor of Sahara Resorts in the aggregate amount of $650,000.

10.76 Second Supplemental Indenture dated as of September 30, 1993 between Sahara Resorts, Sahara Gaming Corporation and Nevada State Bank, as Trustee, with respect to 10-1/4% Subordinated Sinking Fund Debentures.

10.77       Sahara Gaming Corporation's 1993 Key Employee Stock Option Plan.

10.78 Agreement Concerning Guaranty dated as of April 20, 1994, by and among Treasure Bay Corp., Treasure Bay Gaming and Resorts, Inc., and Sahara Gaming Corporation

10.79 Form of Guaranty of Sahara Gaming Corporation of an aggregate of $4.5 million of indebtedness of Treasure Bay Corp.

10.80       Notice, Consent and Acknowledgment of Assignment

10.81 Form of Credit Agreement by and between Treasure Bay Corp. and Progressive Distribution Systems, Inc. with respect to equipment financing indebtedness of Treasure Bay Corp. (the "Credit Agreements")

10.82       Form of Commercial Security Agreement with respect to the Credit
            Agreements

10.83       Form of Promissory Note with respect to the Credit Agreements

10.84 Form of Subordination Agreement by and among Treasure Bay Gaming & Resorts, Inc., Santa Fe Hotel Inc., First Trust National Association, and PDS Financial Corporation with respect to the Credit Agreements

10.85 Offer to Purchase Real Property, dated March 16, 1994, from Sahara Gaming Corporation to Marcor Green Valley, Limited Partnership

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

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

10.88 Amendment #1 to Note Purchase Agreement, dated as of November 30, 1994, among Sahara Mission Valley Inc., and Sahara Gaming Corporation, on the one hand and each of Muico & Co., PaineWebber Managed Investment Trust-PaineWebber High Income Fund, Equifax, Inc.
            U. S. Retirement Income Plan Trust and Sherborne Group Master Trust, on the other

10.89 Agreement of Sale and Escrow Instructions, dated November 25, 1994, by and between Sahara Mission Valley, Inc. and Players International

10.90 Working Capital Loan Agreement, by and between Santa Fe Hotel Inc. and Miller & Schroeder Investments Corporation in connection with $3.0 million Working Capital Loan, dated December 7, 1994

10.91 Treasure Bay I, Biloxi Loan Purchase Agreement, dated December 7, 1994, by and between Santa Fe Hotel Inc. and Miller & Schroeder Investments Corporation

10.92 Treasure Bay III, Tunica Loan Purchase Agreement, dated December 7, 1994 by and between Santa Fe Hotel Inc. and Miller & Schroeder Investments Corporation

10.93 Lease Agreement, dated May 26, 1993, between City of Parkville, Missouri, and Sahara Casino Partners, L.P., was previously filed with the Commission as Exhibit 10.86 to the Company and Santa Fe Hotel Inc.'s Registration Statement on Form S-1 (No. 33-70286)

10.94 Amendment to Lease Agreement, made as of September 7, 1993, by Sahara Casino Partners, L.P., and the City of Parkville, Missouri

10.95 Second Amendment to Lease Agreement, made as of December 27, 1993, by Sahara Parkville, Inc. and the City of Parkville, Missouri

10.96 Landlord's Consent, Estoppel Certificate and Third Amendment to Lease Agreement, entered into on December 27, 1993, by and between the City of Parkville, Missouri, Sahara Parkville, Inc., IBJ Schroeder Bank & Trust Company, and Santa Fe Hotel Inc.

10.97 Fourth Amendment to Lease Agreement, made as of January 18, 1994 by Sahara Parkville, Inc and the City of Parkville, Missouri

10.98 Fifth Amendment to Lease Agreement, made as of January 18,1994, by Sahara Parkville, Inc. and the City of Parkville, Missouri

10.99 Development Agreement by Sahara Parkville, Inc. and the City of Parkville, Missouri

10.100 Amendment to Development Agreement, dated January 18, 1994, by Sahara Parkville, Inc. and the City of Parkville, Missouri

10.101 Second Amendment to Development Agreement, dated October 28, 1994, by

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

            Sahara Parkville, Inc. and the City of Parkville, Missouri

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

10.108 Letter of Modification and Clarification by and between Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and William G. Bennett dated March 3, 1995.

10.109 Assignment and Consent to Assignment of Agreement for Purchase and Sale dated January 10, 1995 by and among Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and William G. Gennett to Circus Circus Enterprises, Inc. dated March 5, 1995.

10.110 Amendment #2 to Note Purchase Agreement dated March 30, 1995 between Sahara Mission Valley, Inc., Sahara Gaming Corporation and Hacienda Hotel Inc. and Muico & Co., PaineWebber Managed Investment Trust-Paine Webber High Income Fund, Equifax Inc. U. S. Retirement Income Plan Trust and Sherborne Group Master Trust.

10.111 Third Amendment to Development Agreements dated June 30, 1995 by Sahara Parkville, Inc. and the City of Parkville, Missouri.

10.112 Sixth Amendment to Lease Agreement dated June 30, 1995 by Sahara Parkville, Inc., and the City of Parkville, Missouri.

10.113 Sale and Purchase Contract dated November 7, 1995 by and between Sahara Gaming Corporation and Argasy Gaming Company.

10.114 Promissory Note dated June 14, 1995 issued by Santa Fe Hotel, Inc. in favor of Sahara Nevada Corp.

10.115 Hacienda Adventure Club Acquisition and Assignment Agreement dated September 29, 1995 by and between Hacienda Hotel, Inc. and Resort Marketing International and Brett Torino.

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

10.116 Camperland Responsibility Agreement dated August 31, 1995 by and among Hacienda Hotel, Inc., Sahara Gaming Corporation and Pinkless, Inc.

10.117 Assignment Agreement dated October 2, 1995 by and between Howard Hughes Properties, Limited Partnership and Sahara Las Vegas Corp. and Guaranty Agreement dated October 2, 1995 by and between Howard Hughes Properties, Limited Partnership and Sahara Las Vegas Corp.

10.118 Lease Modification Letter dated August 24, 1995 by and between Wet N' Wild Nevada, Inc. and Sahara Corporation.

22.         Subsidiaries of the Company.  (12)

23.1        Consent of Deloitte & Touche LLP.

27.         Financial Data Schedule


                           FOOTNOTES TO EXHIBIT INDEX
                           --------------------------


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

                          SAHARA GAMING CORPORATION


December 29, 1995         By:    /s/ Paul W. Lowden
                             ----------------------------
                                 Paul W. Lowden, President


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

Signature                                                  Title                                   Date
---------                                                  -----                                   ----
/s/ Paul W. Lowden                              Chairman of the Board and President           December 29, 1995
-------------------------------------------      (Principal Executive Officer)
Paul W. Lowden


/s/ William J. Raggio                           Director                                      December 29, 1995
-------------------------------------------
William J. Raggio


/s/ James W. Lewis                              Director                                      December 29, 1995
-------------------------------------------
James W. Lewis


/s/ Keith Ashworth                              Director                                      December 29, 1995
-------------------------------------------
Keith Ashworth


/s/ Suzanne Lowden                              Director                                      December 29, 1995
-------------------------------------------
Suzanne Lowden


/s/ George P. Miller                            Director                                      December 29, 1995
-------------------------------------------
George P. Miller


/s/ Thomas K. Land                              Director and Chief Financial Officer          December 29, 1995
-------------------------------------------      (Principal Financial and
Thomas K. Land                                   Accounting Officer)

                                       69