Form 10-Q
period 1995-12-31
SAHARA GAMING CORP
filed 1996-02-14
CIK 812482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:    DECEMBER 31, 1995
                                ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ________

COMMISSION FILE NUMBER:   1-9481
                       ----------------------------

                           SAHARA GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant  as specified in its charter)


                NEVADA                                        88-0304348
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification  Number)

                4949 N. RANCHO DRIVE, LAS VEGAS, NEVADA  89130
--------------------------------------------------------------------------------
             (Address of principal executive office and zip code)


                                (702) 658-4300
--------------------------------------------------------------------------------
            (Registrant's  telephone  number, including area code)


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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES             NO
                          -----          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        6,195,356                   as of                   February 12, 1996
-----------------------------------       --------------------------------------
   Amount  Outstanding                                            Date

                           SAHARA GAMING CORPORATION


                                     INDEX

                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Condensed Financial Statements


             Balance sheets at December 31, 1995
             (unaudited) and September 30, 1995......................    2

             Statements of Operations for the three months
             ended December 31, 1995 and 1994 (unaudited)............    3

             Statement of Changes in Stockholders' Equity
             for the three months ended December 31, 1995
             (unaudited).............................................    4

             Statements of Cash Flows for the three months
             ended December 31, 1995 and 1994 (unaudited)............    5

             Notes to Consolidated Condensed Financial
             Statements (unaudited)..................................    6

             Independent Accountants'  Review Report.................   12

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..............................................   13


PART II. OTHER INFORMATION...........................................   22

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                              December 31,         September 30,
             ASSETS                                              1995                  1995
             ------                                           ------------         -------------
                                                              (Unaudited)
Current assets:
  Cash and short-term investments                            $ 35,161,475          $ 42,749,932
  Accounts receivable, net                                      3,400,295             6,189,109
  Accounts receivable, officer                                    556,952               545,042
  Inventories                                                   1,406,606             1,776,427
  Prepaid expenses & other                                      5,840,400             5,758,808
  Assets held for sale                                                  0            98,712,541
                                                             ------------          ------------

Total current assets                                           46,365,728           155,731,859

Land held for development                                      40,618,886            19,114,486

Property and equipment, net                                   122,314,145           126,311,847

Goodwill                                                       47,148,228            47,506,348

Deferred income taxes                                                                 5,663,665

Other assets                                                    9,100,329            12,309,796
                                                             ------------          ------------


Total assets                                                 $265,547,316          $366,638,001
                                                             ============          ============



LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                          $  3,379,710          $  6,234,550
  Accounts payable                                              5,417,919             7,024,980
  Interest payable                                              2,535,428             9,516,776
  Accrued and other liabilities                                11,551,644            15,709,850
  Debt due upon sale of assets                                          0           114,612,680
                                                             ------------          ------------

Total current liabilities                                      22,884,701           153,098,836

Deferred income taxes                                           6,555,335                     0

Long-term debt - less current portion                         197,589,248           198,655,174

Stockholders' Equity:

  Common Stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                61,944                61,944
  Preferred stock, exchangeable, redeemable 8%
    cumulative, stated at $2.14 liquidation value,
    authorized-10,000,000 shares; issued and
    outstanding-7,570,895 shares                               17,521,385            17,521,385
  Additional paid-in capital                                   51,513,504            51,513,504
  Accumulated deficit                                         (30,491,027)          (54,125,068)
                                                             ------------          ------------
      Total                                                    38,605,806            14,971,765

  Less treasury stock - 4,875 shares, at cost                     (87,774)              (87,774)
                                                             ------------          ------------

Total stockholders' equity                                     38,518,032            14,883,991
                                                             ------------          ------------

Total liabilities and stockholders' equity                   $265,547,316          $366,638,001
                                                             ============          ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                     Three Months           Three Months
                                                        Ended                  Ended
                                                   December 31, 1995      December 31, 1994
                                                   -----------------      -----------------
                                                      (Unaudited)            (Unaudited)
Revenues:
  Casino                                              $21,998,864            $38,620,676
  Hotel                                                 1,013,267              9,625,342
  Food and beverage                                     2,835,139              7,285,647
  Other revenues                                        2,218,721              6,108,249
  Gain on sale of assets                               40,753,738                      0
                                                      -----------            -----------

Total revenues                                         68,819,729             61,639,914
                                                      -----------            -----------

Operating expenses:
  Casino                                               10,617,544             17,051,723
  Hotel                                                   439,858              4,125,914
  Food and beverage                                     3,734,860              9,056,991
  Other operating expenses                                947,512              3,390,404
  Selling, general & administrative                     4,096,628              7,363,443
  Utilities & property expenses                         2,384,706              6,001,063
  Depreciation & amortization                           3,923,318              6,776,382
                                                      -----------            -----------

Total operating expenses                               26,144,426             53,765,920
                                                      -----------            -----------

Operating income                                       42,675,303              7,873,994

Interest expense                                        6,822,262             11,092,468
                                                      -----------            -----------

Net income (loss) before income tax
expense (benefit)                                      35,853,041             (3,218,474)

Federal income tax expense (benefit)                   12,219,000               (950,000)
                                                      -----------            -----------

Net income (loss)                                      23,634,041             (2,268,474)

Dividends on preferred shares                             350,428                324,034
                                                      -----------            -----------

Net income (loss) applicable to common shares         $23,283,613            ($2,592,508)
                                                      ===========            ===========

Average common shares outstanding                       6,195,356              6,195,356
                                                      ===========            ===========
Income (loss) per common share                              $3.76                 ($0.42)
                                                      ===========            ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                              Additional
                                      Common    Preferred      Paid-in      Accumulated     Treasury
                                      Stock       Stock        Capital        Deficit         Stock       Total
                                     -------   -----------   -----------   ------------     --------    -----------
Balances, October 1, 1995            $61,944   $17,521,385   $51,513,504   ($54,125,068)    ($87,774)   $14,883,991

Net Income                                                                   23,634,041                  23,634,041
                                     -------   -----------   -----------   ------------     --------    -----------

Balances, December 31, 1995          $61,944   $17,521,385   $51,513,504   ($30,491,027)    ($87,774)   $38,518,032
                                     =======   ===========   ===========   ============     ========    ===========


See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SAHARA GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            Three Months             Three Months
                                                               Ended                    Ended
                                                          December 31, 1995        December 31, 1994
                                                          -----------------        -----------------
                                                             (Unaudited)              (Unaudited)
Cash flows from operating activities:
  Cash and short-term investments
    provided by operations                                  $ 27,904,763            $  4,992,421
     Gain on sale of subsidiary assets                       (40,753,738)                      0
     Decrease (increase) in accounts receivable, net           2,788,814                (535,639)
     Increase in due from officer                                (11,910)                 (9,203)
     Decrease in inventories                                     369,821                  11,852
     Decrease (increase) in prepaid expenses & other            (401,724)                 57,039
     Decrease (increase) in deferred income taxes             12,219,000                (950,000)
     Decrease (increase) in other assets                       1,324,860              (1,443,523)
     Increase (decrease) in accounts payable                  (1,607,061)              5,284,019
     Decrease in interest payable                             (6,981,348)             (6,204,463)
     Decrease in other current liabilities                    (4,158,206)             (1,610,449)
                                                            ------------            ------------

Net cash used in operating activities                         (9,306,729)               (407,946)
                                                            ------------            ------------

Cash flows from investing activities:
     Proceeds from sale of subsidiary assets                 128,508,377                       0
     Decrease in restricted cash                                  64,976               1,681,925
     Capital expenditures                                     (1,860,330)            (15,793,062)
                                                            ------------            ------------

Net cash provided by (used in) investing activities          126,713,023             (14,111,137)
                                                            ------------            ------------

Cash flows from financing activities:
     Cash paid on long-term debt                            (124,994,751)             (2,261,067)
                                                            ------------            ------------

Net cash used in financing activities                       (124,994,751)             (2,261,067)
                                                            ------------            ------------

Decrease in cash and short-term investments                   (7,588,457)            (16,780,150)

Cash and short-term investments,
  beginning of year                                           42,749,932              55,582,503
                                                            ------------            ------------

Cash and short-term investments,
  end of year                                               $ 35,161,475            $ 38,802,353
                                                            ============            ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                           SAHARA GAMING CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

Sahara Gaming Corporation (the "Company" or "Sahara Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations have been conducted through four wholly owned subsidiary corporations, Sahara Nevada Corp. ("SNC"), Hacienda Hotel Inc. ("HHI"), Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). HHI sold substantially all the assets of the Hacienda Resort Hotel and Casino (the "Hacienda") and SNC sold substantially all the assets of the Sahara Hotel and Casino (the "Sahara") in October 1995. SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1995. The results of operations for the three month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at December 31, 1995, the results of its operations for the three month period ended December 31, 1995 and 1994, the changes in stockholders' equity for the three month period ended December 31, 1995, and cash flows for the three month periods ended December 31, 1995 and 1994.

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

Approximately $14.8 million of the Company's consolidated cash and short-term investments is held by PHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $120.0 million principal amount of 13 1/2% Guaranteed First Mortgage Bonds due 1998 ("13 1/2% Notes") of Pioneer Finance Corp. was issued, the proceeds of which were loaned to PHI.

In November 1995, the Company made an equity contribution of $15 million in cash to PHI, in accordance with terms of an agreement reached with holders of 13 1/2% Notes pursuant to which the holders of the 13 1/2% Notes consented to the sale of the Hacienda and Sahara. In December 1995, the Pioneer used $3 million of such funds together with cash on hand to make the December 1, 1995 semi-annual interest payment of $5.6 million on the 13 1/2% Notes. The remaining funds from the equity contribution representing $12.0 million of the $14.8 of cash and short term investments held at the Pioneer, are restricted in use for debt service on the 13 1/2% Notes, repurchase of 13 1/2% Notes, capital expenditures at the Pioneer, and, with respect to $10 million, contribution to capital to a wholly-owned subsidiary of PHI that owns real property in Henderson, Nevada.

In addition, approximately $4.4 million of the Company's consolidated cash and short term investments is held by SFHI and is subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115.0 million principal amount of Guaranteed First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued.

Upon consummation of the sale of the Sahara and the concurrent in substance defeaseance on October 2, 1995 of the 12 1/8% Guaranteed First Mortgage Notes due 1996 (the "12 1/8% Notes") issued by Sahara Finance Corp., certain covenants restricting the use of $10 million held by SNC at September 30, 1995, were extinguished.

NOTE 3 - ASSETS HELD FOR SALE

On October 2, 1995, the Company sold substantially all of the assets of the Sahara for $128 million in cash and exchanged 22 acres of land, a portion of which was utilized by the Sahara as a parking lot, for 27 acres of land just south of the Sahara on Las Vegas Boulevard, on which a water theme park currently operates. The Company utilized approximately $122 million in proceeds to retire and defease the approximately $115 million outstanding principal amount of 12 1/8% Notes issued by Sahara Finance Corp and secured by the Sahara assets and to pay costs associated with the transaction, including approximately $6 million of costs associated with the defeasance of the 12 1/8% Notes. The net proceeds of approximately $6 million were added to working capital. The Company recorded a pre-tax gain of approximately $40 million (net of the extinguishment of debt charge discussed in Note 5) on the sale in the quarter ended December 31, 1995.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

In connection with the acquisition of the 27 acre parcel, the Company assumed the operating lease under which a water theme park operates. The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $6.2 million as of December 31, 1995. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts. The 27 acre parcel was valued at approximately $22 million for purposes of the Sahara Sale and is reported as land held for development in the December 31, 1995 consolidated balance sheet.

In October 1995, the Company entered into an agreement to transfer its rights and obligations under contracts with members of Camperland, a recreational vehicle park located on approximately 14 acres of Hacienda property that is operated by the Company under a lease with the new owners of the Hacienda, to the developer of a recreational vehicle park currently under construction. Pursuant to the agreement, the Company will pay $4 million to the developer and the developer will assume all obligations relating to Camperland contracts. The Company will remain contingently liable for such obligations. Upon receipt of approval for rezoning the property for use as a recreational vehicle park and for construction of the park, an earnest money deposit of $250,000 will be released from escrow to the developer, and the remaining $3,750,000 will be deposited into escrow and will be disbursed for the purchase of the land for the new park, and to pay for the cost of construction of the new recreational vehicle park. The performance by the developer of its obligations under the agreement will be secured by, among other things, a first deed of trust against the property designated for development of the new park. If that agreement is not consummated, the Company will be obligated to transfer the Camperland operations to another location on or before February 1997 and continue to service existing contracts. The Company has acquired a 40 acre parcel of property for such purposes.

In November 1995, the Company sold the Spirit of America barge vessel ("Spirit") for $3.3 million in cash. The Spirit was acquired in connection with the Company's proposed development of a casino entertainment complex in Parkville, Missouri. Net proceeds of $3.2 million from the sale were added to general working capital.

NOTE 5 - DEBT DUE UPON SALE OF ASSETS

In connection with the sale of the Sahara, the Company made a tender offer to purchase for cash all outstanding 12 1/8% Notes at a price of $1,047 per $1,000 principal amount, plus accrued interest. The Company accepted for payment and retired $89.2 million original principal amount of 12 1/8% Notes tendered in the offer and the Company defeased the remaining approximately $27 million balance of 12 1/8% Notes. In November 1995, the Company purchased and retired the remaining $27 million original principal amount of 12 1/8% Notes that were defeased upon consummation of the sale. The Company recorded an approximate $6.0 million charge for extinguishment of debt against the gain on the sale of the Sahara in the quarter ended December 31, 1995.

NOTE 6 - LONG-TERM DEBT

In December 1995, the Company acquired $2.6 million principal amount of 10 1/4% Subordinated Debentures due 1998 (the "10 1/2% Debentures"). The Company retired $2.3 million to meet a sinking fund payment due in June 1996 and $300,000 to partially satisfy the sinking fund payment due in June 1997.

NOTE 7 - SUBSEQUENT EVENTS - REPURCHASE OF FIRST MORTGAGE NOTES

In January 1996, the Company completed the repurchase of an aggregate of $38.1 million principal amount of long-term debt, comprised of $25.6 million principal amount of 11% Notes and $12.5 million principal amount 13 1/2% Notes. The Company will retire $5.6 million principal amount of the 11% Notes and the entire $12.5 million principal amount of the 13 1/2% Notes acquired. As a result, the outstanding balance of the 11% Notes will be approximately $99.4 million and of the 13 1/2% Notes will be approximately $70.0 million.

The Company financed the repurchase of debt with $7.5 million of working capital and the net proceeds of a private placement of $20 million principal amount of 12% Notes due 1999 (the "12% Notes") issued by the Company's subsidiary, Sahara Las Vegas Corp. The 12% Notes are secured by, among other things, the Company's 27 acre parcel of real property on the Las Vegas Strip and $20 million principal amount of the 11% Notes acquired. The 12% Notes are guaranteed by the Company. In connection with these transactions, the Company satisfied a contingent obligation to make additional equity contributions to its subsidiary, Pioneer Hotel Inc.

The Company expects to record a gain of approximately $10.6 million (pre-tax) related to the transactions in the quarter ending March 31, 1996.

NOTE 8 - SUBSEQUENT EVENTS - OTHER

In February 1996, the Company completed a $1.75 million sale leaseback transaction with respect to gaming equipment at the Santa Fe. The lease requires an approximate $70,000 per month rental payment over a 24 month term.

In February 1996, SFHI prepaid in full and terminated the agreement the $1.6 million principal balance on its working capital loan agreement. The working capital loan agreement required monthly principal and interest payments of $157,000 monthly and matured in December 1996.

NOTE 9 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the three month period ended December 31, 1995 and 1994 is presented below:

                                         1995          1994
                                      -----------   -----------
Operating Activities:
   Cash paid during the period
   for interest, net of amount
   capitalized of $1,804,035
   for 1994                           $13,456,207   $16,812,419
                                      ===========   ===========


Supplemental Schedule of Non Cash
Investing and Financing Activities
   Land acquired in exchange
   of assets                          $21,504,400
                                      ===========

10. SUPPLEMENTAL STATEMENT OF SUBSIDIARY INFORMATION

     The Company's primary operations are in the hotel/casino industry and are conducted in fiscal 1996 primarily through PHI and SFHI, and in fiscal 1995 were conducted primarily through SNC, HHI, PHI and SFHI. The Company sold substiantially all the assets of the Hacienda in August 1995 and of the Sahara in October 1995. "Other" below includes financial information for SNC, HHI and the Company's other operations. In addition to the financial information set forth in the table below (dollars in thousands) for the three months ended December 31, 1995 and 1994, see notes 2, 7 and 8 for additional discussion of subsidiary operations.

                                    Year      PHI       SFHI        Other      TOTAL
                                    ----    -------    -------     -------    -------
  Operating revenues                1995    $11,373    $15,409     $42,038    $68,820
                                           ========   ========    ========   ========

                                    1994    $11,408    $16,195     $34,037    $61,640
                                           ========   ========    ========   ========

  Operating Income (loss)           1995       $866     $1,039     $40,770    $42,675
                                           ========   ========    ========   ========

                                    1994     $1,797     $3,660      $2,417     $7,874
                                           ========   ========    ========   ========

  Interest Expense                  1995     $2,807     $3,520        $495     $6,822
                                           ========   ========    ========   ========

                                    1994     $3,475     $3,245      $4,372    $11,092
                                           ========   ========    ========   ========

  Depreciation and Amortization     1995     $1,508     $2,251        $164     $3,923
                                           ========   ========    ========   ========

                                    1994     $1,251     $2,036      $3,489     $6,776
                                           ========   ========    ========   ========

  Capital Expenditures              1995       $558     $1,036     $   266    $ 1,860
                                           ========   ========    ========   ========

                                    1994     $1,453    $13,078      $1,262    $15,793
                                           ========   ========    ========   ========

  Identifiable Assets               1995   $125,659    $90,677     $49,211   $265,547
                                           ========   ========    ========   ========

                                    1994   $100,791   $148,586    $223,192   $472,569
                                           ========   ========    ========   ========


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Sahara Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Sahara Gaming Corporation and subsidiaries as of December 31, 1995, the related consolidated condensed statements of operations and of cash flows for the three-month periods ended December 31, 1995 and 1994, and of stockholders' equity for the three-month period ended December 31, 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Sahara Gaming Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 5, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 13, 1996

                           SAHARA GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - Three Months Ended December 31, 1995 and 1994
---------------------------------------------------------------------

CONSOLIDATED

The Company sold substantially all the assets of HHI in August 1995 and of SNC in October 1995. Accordingly, consolidated results of operations for the three months ended December 31, 1995 are not comparable to the same period in the prior year.

Consolidated revenues for the three month period ended December 31, 1995 were $68.8 million, a $7.2 million or 11.6% increase from $61.6 million for the same period in fiscal 1994. The increase in the current period is due to the approximately $40 million gain on the sale of substantially all the assets of
the Sahara.   The Hacienda and Sahara contributed $34.0 million in the prior year revenues. Revenues at the Santa Fe and Pioneer decreased $800,000 and $35,000, respectively when compared to the prior year period.

Consolidated operating income for the three month period ended December 31, 1995 was $42.7 million, a $34.8 million or 442.0% increase from $7.9 million for the same period in fiscal 1994. Included in operating income in the current period is an approximately $40 million gain on the sale of substantially all the assets of SNC. The Hacienda and Sahara contributed $2.4 million in the prior year to operating income. Operating income at the Santa Fe and Pioneer decreased $2.6 million and $900,000, respectively in the three months ended December 31, 1995 compared to the three months ended December 31, 1994.

Consolidated interest expense for the three month period ended December 31, 1995 was $6.8 million, a $4.3 million decrease compared to $11.1 million for the same period in fiscal 1994. The Hacienda and Sahara contributed $3.7 million to the prior year interest expense. Interest expense increased by $300,000 at the Santa Fe and decreased by $700,000 at the Pioneer in the 1995 period.

Consolidated net income before income taxes for the three month period ended December 31, 1995 was $35.9 million, a $39.1 million increase compared to the net loss of $3.2 million in the same period in the prior year. The increase in the current period resulted from the approximately $40 million gain on the sale of substantially all the assets of the Sahara. The Hacienda and Sahara were responsible for $1.3 million of the $3.2 million net loss before income tax in the prior year. Net loss before income taxes at the Santa Fe and Pioneer increased $2.9 million and $300,000, respectively in the quarter ended December 31, 1995 compared to the prior year period.

SANTA FE

Revenues at the Santa Fe decreased 4.9%, or $800,000, in the three months ended December 31, 1995 to $15.4 million as compared to $16.2 million in the same period in the prior year. Casino revenues decreased 5.8%, or $700,000, to $11.6 million from $12.3 million when compared to the same three month period of 1994. Management believes the decrease is due primarily to increased competition resulting from the opening of two competing facilities within five miles of the Santa Fe in December 1994 and July 1995. The food and beverage departments posted an increase in revenues of $200,000 or 11.3% over the same period in the prior year. This increase is believed to be primarily due to the opening of additional food and beverage facilities in December 1994.

Operating expenses increased by 14.6%, or $1.8 million. Casino expenses increased by 8.1%, or $400,000, primarily due to increased payroll and other costs associated with operating an additional 15,000 square feet of casino space, which includes a new race book, and increased promotional costs incurred to compete with the expanding competition in the area. Food and beverage expenses had volume related increases of 27.2%, or $500,000 over the prior year period, resulting from the opening of additional food and beverage facilities in December 1994. Selling, general and administrative expenses increased 42.2%, or $800,000, primarily as a result of increased advertising and promotional costs, in addition to increased promotional costs relating primarily to the casino operations. Increases in depreciation and amortization of 10.5% or $200,000, were related to the expansion project. Accordingly, operating income decreased $2.6 million or 68.9% to $1.0 million in 1995 from $3.7 million in 1994.

Interest expense increased $300,000, or 8.5% to $3.5 million in 1995 compared to $3.2 million 1994. The increase is primarily due to the expensing of interest costs commencing in July 1995, which were previously capitalized in connection with the development of the Company's proposed Parkville project. The Company wrote off its investment in the Parkville project in the fourth quarter of fiscal 1995.


PIONEER

Revenues at the Pioneer slightly decreased 0.3%, or $35,000, to $11.4 million. Casino revenues were $10.0 million in 1995, representing a decrease of 1.4%, or $100,000, comprised mostly of a decrease in slot revenue of 3.1%, or $300,000, offset by an increase of 14.0% or $200,000 in table games revenues. The decrease in 1995 is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California. Food and beverage revenues increased 27.3% or $200,000.

Operating expenses increased $900,000 or 9.3% to $10.5 million. Casino expenses increased 4.2%, or $200,000, primarily due to increased promotional expenses. Food and beverage expenses had a volume related increase of $300,000 or 24.0% to $1.3 million in 1995 from $1.0 million in 1994. Increases in depreciation and amortization expenses of 20.6% or $300,000 were related to the expansion project completed in December 1994. Accordingly, operating income decreased by 51.8% or $900,000, to $900,000 in fiscal 1995 from $1.8 million in fiscal 1994.

Interest expense decreased $700,000 or 19.2% to $2.8 million in 1995 compared to $3.5 million in 1994, primarily due to the repurchase of $20 million principal amount of 13 1/2% notes in September 1995.


LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $46.6 million for the three months ended December 31, 1995, including a $40.8 million gain from the sale of the Sahara. Excluding the gain, EBITDA was $5.8 million for the three month period, as compared to $14.6 million for the prior year period of which the Hacienda and the Sahara contributed $6 million in the aggregate. The Company expects EBITDA in future periods to be reduced due to the sale of the Hacienda and Sahara, which contributed $17.9 million in the aggregate to EBITDA in fiscal 1995, exclusive of the gain on the sale of the Hacienda. EBITDA is presented to enhance the understanding of the financial performance of the Company and its ability to service its indebtedness, but should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or to cash flows from operating activities as a measure of liquidity.

The Company historically generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements, maintain existing facilities, and provide working capital to the Company. However, indenture restrictions on SFHI and PHI restrict the distribution of cash to the Company by these subsidiaries, and cash flow of these subsidiaries is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Therefore, the Company and its subsidiaries other than PHI and SFHI (collectively "Corporate") must rely on existing cash resources to provide liquidity to fund cash requirements of the parent company.

Liquidity - Corporate - Approximately $21.1 million of the Company's current
---------------------
assets at December 31, 1995, including approximately $15.9 million of cash and short-term investments, was held by Corporate. Corporate had working capital of approximately $14.8 million at December 31, 1995.

Corporate's principal uses of cash are to satisfy the debt service on $9.0 million principal amount outstanding of the 10-1/4% Subordinated Debentures due 1998 (the "10 1/4% Subordinated Debentures") and on a note payable to Sierra Construction due 1998. In addition, Corporate expects to incur costs in connection with evaluation and development of proposed projects and for professional services rendered to the parent company.

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

In January 1996, the Company completed the repurchase of an aggregate of $38.1 million principal amount of long-term debt, comprised of $25.6 million principal amount of the 11% Guaranteed First Mortgage Notes due 2000, ("11% Notes") issued by SFHI and $12.5 million principal amount 13 1/2% Guaranteed First Mortgage Bonds due 1998 ("13 1/2% Notes") issued by Pioneer Finance Corp. The Company intends to retire $5.6 million principal amount of the 11% Notes and the entire $12.5 million principal amount of the 13 1/2% Notes acquired. As a result, the outstanding balance of 11% Notes will be approximately $99.4 million and of the 13 1/2% Notes will be approximately $70.0 million. The Company expects to record a gain of approximately $10.6 million (pre-tax) related to the transactions in the quarter ending March 31, 1996.

The Company financed the repurchase of debt with $7.5 million of working capital and the net proceeds of a private placement of $20 million principal amount of 12% Notes due 1999 (the "12% Notes") issued by the Company's subsidiary, Sahara Las Vegas Corp. The 12% Notes are secured by, among other things, the Company's 27 acre parcel of real property on the Las Vegas Strip and $20 million principal amount of the 11% Notes acquired. The 12% Notes are guaranteed by the Company. In connection with these transactions, the Company satisfied a contingent obligation to make additional equity contributions to its subsidiary, Pioneer Hotel, Inc.

In October 1995, the Company entered into an agreement to transfer its rights and obligations under contracts with members of Camperland, a recreational vehicle park located on approximately 14 acres of Hacienda property that is operated by the Company under a lease with the new owners of the Hacienda, to the developer of a recreational vehicle park currently under construction. Pursuant to the agreement, the Company will pay $4 million to the developer and the developer will assume all obligations relating to Camperland contracts. The Company will remain contingently liable for such obligations. Upon receipt of approval for rezoning the property for use as a recreational vehicle park and for construction of the park, an earnest money deposit of $250,000 will be released from escrow to the developer, and the remaining $3,750,000 will be deposited into escrow and will be disbursed for the purchase of the land for the new park, and to pay for the cost of construction of the new recreational vehicle park. The performance by the developer of its obligations under the agreement will be secured by, among other things, a first deed of trust against the property designated for development of the new park. If that agreement is not consummated, the Company will be obligated to transfer the Camperland operations to another location on or before February 1997 and continue to service existing contracts. The Company has acquired a 40 acre parcel of property for such purposes.

In November 1995, the Company filed an amended plan of reorganization (the "Plan") for Treasure Bay Gaming and Resorts ("Treasure Bay") in United States bankruptcy court in the Southern District of Mississippi. The Company's plan of reorganization for Treasure Bay contemplates that, subject to various conditions, the various classes of secured and unsecured creditors of Treasury Bay agree to accept modifications to, and reductions in outstanding amounts of, Treasure Bay's outstanding obligations and the Company makes a cash equity contribution to acquire 100% of the equity interests in Treasure Bay. Any plan must be approved by the bankruptcy court, and no assurance can be given that the Company's plan of reorganization will be approved, that the various classes of creditors would agree to the plan or that the Company would elect to proceed with the plan. Additionally, any plan of reorganization may be amended, resulting in changes to the amount and terms of debt of the reorganized debtor and equity ownership acquired. The Company is incurring and expects to continue to incur professional expenses and other expenses associated with legal proceedings involving Treasure Bay and the Company's investment in Treasure Bay.

In the event that cash resources at the Santa Fe or Pioneer are insufficient to meet operating or debt service requirements, Corporate may be required to make contributions or loans to either the Santa Fe or Pioneer to prevent an event of default under debt instruments to which SFHI or Pioneer Finance Corp. is a party. Additionally, the Company may purchase 11% Notes, 13 1/2% Notes and
10 1/4% Subordinated Debentures from time to time in the market and in privately negotiated transactions or refinance existing indebtedness in order to reduce outstanding indebtedness and debt service obligations.

Liquidity - Santa Fe - The indenture under which the 11% Notes were issued
--------------------
contains restrictions on payments to and investments in affiliates by SFHI, including the Company. As a result of these restrictions, all of the cash flow generated from operations by SFHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Approximately $7.9 million of the Company's current assets, including approximately $4.4 million of cash and short term investments, were held by SFHI at December 31, 1995.

Results of operations at the Santa Fe for the three months ended December 31, 1995, generated EBITDA of $3.3 million, approximately .93 times interest expense during the same period compared to $5.7 million of EBITDA in the first quarter of 1994 or approximately 1.76 times interest expense.

In February 1996, the Company completed a $1.75 million sale leaseback transaction with respect to gaming equipment at the Santa Fe. The lease requires an approximate $70,000 per month rental payment over a 24 month term.

In February 1996, the Santa Fe prepaid in full the $1.6 million principal balance on its working capital loan agreement. The working capital loan agreement required monthly principal and interest payments of $157,000 and matured in December 1996.

SFHI's principal uses of funds generated from operations are for interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense for the three month period ended December 31, 1995 and 1994 was $3.5 million and $3.3 million, respectively. Interest expense attributable to the 11% Notes is expected to increase in fiscal 1996 as a result of the expensing of interest costs on approximately $32 million of debt commencing in the fourth quarter of fiscal 1995. Such costs were previously capitalized in connection with the development of SFHI's proposed project in Parkville, Missouri. Such increased interest expense will be offset in part due to the repurchase of $21.5 million of 11% Notes pursuant to the terms of the indenture under which the 11% Notes were issued and by the retirement of an additional $5.6 million principal amount of 11% Notes. (See Liquidity-Corporate, above) Capital expenditures for the three month period ended December 31, 1995 and 1994 were $1.0 million and $13.1 million, respectively. Management believes capital expenditures to maintain the facility will be less than that expended in the prior period in which expansion projects were undertaken. (See Capital Expenditures below).

Management believes that, based on current operations and available resources, barring unforeseen circumstances, SFHI will have sufficient cash resources to meet its operating requirements and debt service requirements through the twelve month period ending December 31, 1996. However, in the event SFHI is unable to meet debt service payments through current operations and available resources, SFHI will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional permitted indebtedness.

Liquidity - Pioneer - The indenture under which the 13 1/2% Notes were issued
-------------------
contains restrictions on payments to and investments in affiliates by PHI, including to the Company. As a result of these restrictions, all of the cash flow generated by PHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Approximately $17.3 million of the Company's current assets, including approximately

$14.8 million of cash and short term investments, was held by PHI at December 31, 1995.

In November 1995, the Company made an equity contribution of $15 million in cash to Pioneer Inc., in accordance with terms of an agreement reached with holders of the 13 1/2% Notes pursuant to which the holders of the 13 1/2% Notes consented to the sale of the Hacienda and Sahara. In December 1995, the Pioneer used $3 million of such funds together with cash on hand to make the December 1, 1995 semi-annual interest payment of $5.6 million on the 13 1/2% Notes. The remaining funds representing $12.0 million of the $14.8 million of cash and short term investments held at the Pioneer are restricted in use for debt service on the 13 1/2% Notes, repurchase of 13 1/2% Notes, capital expenditures at the Pioneer, and, with respect to $10 million, contribution to capital to a wholly-owned subsidiary of Pioneer Inc. that owns the real property in Henderson, Nevada.

Results from operations at the Pioneer for the three months ended December 31, 1995 generated EBITDA of $2.4 million, approximately .85 times interest expense during the same period, compared with $3.0 million of EBITDA in the first quarter of fiscal 1995 or approximately .88 times interest expense.

PHI's principal uses of funds are for interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense for the three month period ended December 31, 1995 and 1994 was $2.8 million and $3.5 million, respectively. Interest expense attributable to the 13 1/2% Notes will decrease as a result of the retirement of $12.5 million principal amount of 13 1/2% Notes. (See Liquidity--Corporate above). Capital expenditures for the three month period ended December 31, 1995 and 1994 were $600,000 and $1.5 million, respectively. Management believes capital expenditures to maintain the facility will be less than that expended in the year ended September 30, 1995, in which an expansion project was undertaken. (See Capital Expenditures below).

Management believes that, based on current operations and available resources, including the $15 million cash contribution discussed above and taking into account the retirement of $12.5 million in principal amount of 13 1/2% notes in January 1996, barring unforeseen circumstances, PHI will have sufficient cash resources to meet its operating requirements and debt service requirements through the 12 months ending December 31, 1996, although no assurance can be given to that effect. In the event PHI is unable to meet debt service payments through current operations and available resources, PHI will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional permitted indebtedness.

Capital Expenditures  - In January 1996, the Company substantially completed
--------------------
the installation of an automated slot tracking system at the Santa Fe. The Company estimates the tracking system to cost approximately $2 million, including pre-opening expenses of which approximately $263,000 has been incurred as of December 31, 1995.

Debt Obligations - For the remaining nine months of fiscal 1996 and for the
----------------
fiscal year 1997, scheduled maturities of long-term debt due to third parties are $1.1 million and $4.1 million, respectively, representing primarily principal amortization payments under notes payable and capital leases. The scheduled maturities applicable in fiscal 1996 and 1997 are $300,000 and $1.3 million at the Santa Fe and $500,000 and $300,000 at the Pioneer respectively. In addition, SFHI has an $8 million note payable to an affiliate which matures in August 1996.

Additionally, approximately $18.0 million of long-term debt is scheduled to mature during fiscal 1998 consisting primarily of a $10.3 million sinking fund payment due on the 13 1/2% Notes in December 1997 and $6.9 million due in June 1998 at maturity of the 10 1/4% Subordinated Debentures. Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions of certain assets, in order to satisfy long-term debt obligations as they become due, no assurance can be given that the Company will be able to refinance some or all of its indebtedness or dispose of any assets. Any such refinancing would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed refinancing and would require the approval of the Nevada Gaming Authorities and potentially other state gaming authorities. If the Company is ultimately unable to refinance such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions to repay the debt, and if the holders of the various debt instruments were to demand payment upon the maturity dates, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitations, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

Related Parties LICO, a company wholly-owned by Mr. Lowden, Chairman of the
---------------
Board, Chief Executive Officer and 52% stockholder of the Company, borrowed $476,000 from HHI pursuant to an unsecured demand loan which bears interest at 2% over the prime rate. The outstanding balance of the loan including accrued interest was $557,000 as of December 31, 1995.

In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. In July 1995, Mr. Lowden prepaid $1.0 million principal amount of the loan balance. At January 31, 1996, the principal balance of the loan was approximately $2,989,917. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. As of February 12, 1996, the market value of the Pledged Shares was less than three times the outstanding loan balance. Mr. Lowden and the bank are in discussions regarding the collateral supporting the loan. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.


Effects of Inflation
--------------------

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel and contract sales operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

                           SAHARA GAMING CORPORATION

                          PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

The Company has previously reported that from August 1994 to October 1995, complaints alleging unlawful interference by the Company with employee and union rights under the National Labor Relations Act were filed with the National Labor Relations Board (the "NLRB") by several unions relating to the Sahara, Hacienda, Santa Fe and Pioneer, including allegations of unilateral changes in terms and conditions of employment at Santa Fe. Hearings before administrative law judges of the NLRB involving the Santa Fe commenced January 29, 1996. In order to avoid the substantial cost of continuing the hearings, the Company, the NLRB and the unions at the Santa Fe reached the following settlement with respect to the various complaints. Complaints that the Santa Fe interfered with protected union activity have been informally settled. The settlement agreement states the Santa Fe does not admit it has violated the law, but provides for the posting of a Notice to Employees for 60 days at the Santa Fe, and does not require payment by the Santa Fe of any monies. Another complaint based upon the unions' disputed claim to be the bargaining representative of certain Santa Fe employees has by agreement with the NLRB and the unions been put on hold pending the resolution of SFHI's appeal to the United States Court of Appeals for the District of Columbia (Washington, D.C.). If that appeal is decided in SFHI's favor, the complaint will be dismissed with respect to that matter, the results of the election will be voided and SFHI will not be required to bargain with the unions. If the appeal is decided in the unions' favor, their right to bargain will be acknowledged by SFHI. In that event, SFHI will restore wages or benefits employees may have lost, if any, in connection with events referred to in that complaint.

It is possible that after reviewing the record, the Court of Appeals may remand the case to the NLRB with directions that the NLRB decide whether the unions' use of a voter eligibility list during the election was lawful or unlawful.
That conduct by the unions and the NLRB's failure to review it are the bases for the Santa Fe's appeal.

The only complaints that continue to be litigated deal with the Santa Fe's contention that solicitation, including handbilling by off-duty employees at entrances to the Santa Fe, is prohibited by Santa Fe's no solicitation policies; and the unions' claim that their handbills can be distributed by off-duty employees anywhere on the Santa Fe property.

NLRB complaints involving the Sahara and Hacienda alleging interference with employees' protected rights were withdrawn shortly after the sale by the Company of those properties. However, pursuant to agreements with the purchasers, the Company is responsible for NLRB complaints issued against the Sahara and Hacienda alleging the decision by those properties several months prior to the sales to discontinue wage deductions for dues payable by employees to Culinary Workers Local 226 and Bartenders Local 165, was unlawful. Management believes those complaints are without merit and intends to vigorously defend against the allegations. However, if it is ultimately determined the Company improperly ceased such deductions, the Company would be required to pay the difference between dues owed by employees and dues voluntarily paid during the periods in question.
Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a vote of Security Holders

         None

Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

         A.  Exhibits:

             10.119 Note Purchase Agreement, dated as of January 16, 1996, by and among Sahara Gaming Corporation, Sahara Las Vegas Corp. and SunAmerica Life Insurance Company.

             10.120 Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with Assignment of Rents, dated as of January 16, 1996, by and among Sahara Las Vegas Corp., as trustor, Stewart Title of Nevada, as trustee, and SunAmerica Life Insurance Company, as beneficiary.

             10.121 Security Agreement, dated as of January 16, 1996, by and between Sahara Las Vegas Corp. and SunAmerica Life Insurance Company.

             10.122 Guaranty, dated as of January 16, 1996, made by Sahara Gaming Corporation in favor of SunAmerica Life Insurance Company.

             23       Consent of Deloitte & Touche LLP.

             27       Financial Data Schedule.

         B.  Reports:  None

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


Dated: February 14, 1996