Form 10-Q
period 1996-03-31
SANTA FE GAMING CORP
filed 1996-05-15
CIK 812482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH  31, 1996
                                 -----------------------------
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934   For the transition period from
                to
- ----------------   ----------------

COMMISSION FILE NUMBER:     1-9481
                       -----------------------------


                          SANTA FE GAMING CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         NEVADA                                      88-0304348
- -------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)               Number)

               4949 NORTH RANCHO DRIVE, LAS VEGAS, NEVADA  89130
- ------------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 658-4300
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

  Sahara Gaming Corporation 2535 Las Vegas Blvd., South, Las Vegas, NV 89109
 -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                                ---      ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES      NO
                            ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          6,195,356                       as of      May 14, 1996
- -----------------------------------------       ------------------------------
       Amount Outstanding                             Date

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES


                                     INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Consolidated Condensed Financial Statements

              Balance sheets at March 31, 1996
              (unaudited) and September 30, 1995                             2

              Statements of Operations for the three and six
              months ended March 31, 1996 and 1995
              (unaudited)                                                    3

              Statement of Changes in Stockholders' Equity
              for the six months ended March 31, 1996
              (unaudited)                                                    4

              Statements of Cash Flows for the six months
              ended March 31, 1996 and 1995 (unaudited)                      5

              Notes to Consolidated Condensed Financial
              Statements (unaudited)                                         6

              Independent Accountants' Review Report                        13

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                    14


PART II.      OTHER INFORMATION                                             25

                 Santa Fe  Gaming Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                               March 31,     September 30,
             ASSETS                                              1996            1995
- ------------------------------------------------            --------------- ---------------
                                                              (Unaudited)
Current assets:
  Cash and short-term investments                              $23,634,015     $42,749,932
  Accounts receivable, net                                       2,437,172       6,189,109
  Accounts receivable, officer                                     568,663         545,042
  Inventories                                                    1,358,792       1,776,427
  Prepaid expenses & other                                       4,503,837       5,758,808
  Assets held for sale                                                   0      98,712,541
                                                            --------------- ---------------

Total current assets                                            32,502,479     155,731,859

Land held for development                                       40,618,886      19,114,486

Property and equipment, net                                    121,231,147     126,311,847

Goodwill                                                        46,790,109      47,506,348

Deferred income taxes                                                    0       5,663,665

Other assets                                                     8,505,867      12,309,796
                                                            --------------- ---------------

Total assets                                                  $249,648,488    $366,638,001
                                                             ==============  ==============

LIABILITIES and STOCKHOLDERS' EQUITY
- ------------------------------------------------

Current liabilities:
  Current portion of long-term debt                             $2,664,016      $6,234,550
  Accounts payable                                               5,019,212       7,024,980
  Interest payable                                               7,028,554       9,516,776
  Accrued and other liabilities                                 12,777,308      15,709,850
  Debt due upon sale of assets                                           0     114,612,680
                                                            --------------- ---------------

Total current liabilities                                       27,489,090     153,098,836

Deferred income taxes                                            9,725,335               0

Long-term debt - less current portion                          168,476,980     198,655,174

Stockholders' Equity:

  Common Stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                 61,954          61,954
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-8,187,563 shares at
    September 30, 1995 and 8,514,761 at March 31, 1996.         18,221,589      17,521,385
  Additional paid-in capital                                    51,513,504      51,513,504
  Accumulated deficit                                          (25,752,190)    (54,125,078)
                                                            --------------- ---------------
      Total                                                     44,044,857      14,971,765

  Less treasury stock - 4,875 shares, at cost                      (87,774)        (87,774)
                                                            --------------- ---------------

Total stockholders' equity                                      43,957,083      14,883,991
                                                            --------------- ---------------


Total liabilities and stockholders' equity                    $249,648,488    $366,638,001
                                                             ==============  ==============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                                Three Months    Three Months     Six Months      Six Months
                                                    Ended           Ended           Ended           Ended
                                                  31-Mar-96       31-Mar-95       31-Mar-96       31-Mar-95
                                               --------------- --------------- --------------- ---------------
Revenues:
  Casino                                          $22,832,021     $38,927,969     $44,830,885    $ 77,548,645
  Hotel                                               951,492      10,555,917       1,964,759      20,181,259
  Food and beverage                                 2,841,320       8,440,479       5,676,459      15,726,126
  Other revenues                                    2,462,536       6,409,411       4,681,257      12,517,660
  Gain on sale of assets                                    0               0      40,753,738               0
                                                  -----------     -----------     -----------    ------------

Total revenues                                     29,087,369      64,333,776      97,907,098     125,973,690
                                                  -----------     -----------     -----------    ------------

Operating expenses:
  Casino                                           11,171,925      18,338,953      21,789,469      35,390,676
  Hotel                                               451,110       4,331,533         890,968       8,457,447
  Food and beverage                                 4,027,683      10,867,506       7,762,543      19,924,497
  Other operating expenses                            886,662       3,611,952       1,834,174       7,002,356
  Selling, general & administrative                 4,091,367       7,906,794       8,187,995      15,270,237
  Utilities & property expenses                     2,392,248       6,456,625       4,776,954      12,457,688
  Depreciation & amortization                       3,411,941       7,266,411       7,335,259      14,042,793
                                                  -----------     -----------     -----------    ------------

Total operating expenses                           26,432,936      58,779,774      52,577,362     112,545,694
                                                  -----------     -----------     -----------    ------------

Operating income                                    2,654,433       5,554,002      45,329,736      13,427,996

Interest expense                                    6,127,877      11,277,299      12,950,139      22,369,767
                                                  -----------     -----------     -----------    ------------

Income (loss) before income tax expense
  (benefit) and extraordinary item                 (3,473,444)     (5,723,297)     32,379,597      (8,941,771)

Federal income tax expense (benefit)               (1,059,000)     (1,769,000)     11,160,000      (2,719,000)
                                                  -----------     -----------    ------------    ------------

Income (loss) before extraordinary item            (2,414,444)     (3,954,297)     21,219,597      (6,222,771)

Extraordinary item-gain on early
  extinguishment of debt, net of tax
  provision of $4,229,000                           7,854,707                       7,854,707
                                                  -----------    ------------    ------------     -----------

Net income (loss)                                   5,440,263      (3,954,297)     29,074,304      (6,222,771)

Dividends on preferred shares                         350,988         324,103         701,416         648,138
                                                  -----------    ------------    ------------     -----------

Net income (loss) applicable to common shares      $5,089,275     ($4,278,400)   $ 28,372,888     ($6,870,909)
                                                  ===========    ============    ============     ===========

Average common shares outstanding                   6,195,356       6,195,356       6,195,356       6,195,356
                                                  ===========    ============    ============     ===========

Income (loss) per common share                          $0.82          ($0.69)          $4.58          ($1.11)
                                                  ============   ============    ============     ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe  Gaming Corporation and Subsidiaries
           Consolidated Condensed Statement of Stockholders' Equity
                                  (Unaudited)

                                                   Additional
                            Common     Preferred    Paid-in     Accumulated   Treasury
                             Stock       Stock      Capital       Deficit       Stock       Total
                            -------  -----------  -----------  ------------   --------   -----------
Balances, October 1, 1995   $61,954  $17,521,385  $51,513,504  ($54,125,078)  ($87,774)  $14,883,991

Net Income                                                       29,074,304               29,074,304

Preferred stock dividend                 700,204                   (701,416)                  (1,212)
                            -------  -----------  -----------  ------------   --------   -----------
Balances,March 31, 1996     $61,954  $18,221,589  $51,513,504  ($25,752,190)  ($87,774)  $43,957,083
                            =======  ===========  ===========  ============   ========   ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                         Six Months        Six Months
                                                           Ended             Ended
                                                         31-Mar-96         31-Mar-95
                                                        ------------      -----------
Cash flows from operating activities:
  Cash and short-term investments
    provided by operations                               $37,300,941       $8,799,774
     Gain on sale of subsidiary assets                   (40,753,738)
     Gain on early extinguishment of debt                 (7,854,707)
     Decrease (increase) in accounts receivable, net       3,751,937       (1,698,277)
     Increase in due from officer                            (23,621)         (15,338)
     Decrease in inventories                                 417,635          201,685
     Decrease in prepaid expenses & other                    649,092          221,105
     Decrease (increase) in deferred income taxes         11,160,000       (2,719,000)
     Decrease (increase) in other assets                   1,635,988       (1,475,922)
     Increase (decrease) in accounts payable              (2,005,768)       1,354,567
     Decrease in interest payable                         (2,488,222)        (773,543)
     Decrease in other current liabilities                (2,932,542)        (681,680)
                                                        ------------      -----------

Net cash provided by (used in) operating activities       (1,143,005)       3,213,371
                                                        ------------      -----------

Cash flows from investing activities:
     Proceeds from sale of subsidiary assets             128,508,377
     Decrease in restricted cash                              95,569        1,827,131
     Capital expenditures                                 (3,423,060)     (19,766,563)
                                                        ------------      -----------

Net cash provided by (used in) investing activities      125,180,886      (17,939,432)
                                                        ------------      -----------

Cash flows from financing activities:
     Cash proceeds of long-term debt                      20,000,000        1,800,000
     Cash paid on long-term debt                        (163,153,798)      (4,122,181)
                                                        ------------      -----------

Net cash used in financing activities                   (143,153,798)      (2,322,181)
                                                        ------------      -----------

Decrease in cash and short-term investments              (19,115,917)     (17,048,242)

Cash and short-term investments,
  beginning of year                                       42,749,932       55,582,503
                                                        ------------      -----------

Cash and short-term investments,
  end of period                                          $23,634,015      $38,534,261
                                                        ------------      -----------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                          SANTA FE GAMING CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations have been conducted through four wholly owned subsidiary corporations, Sahara Nevada Corp. ("SNC"), Hacienda Hotel Inc. ("HHI"), Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). HHI sold substantially all the assets of the Hacienda Resort Hotel and Casino (the "Hacienda") in August 1995 and SNC sold substantially all the assets of the Sahara Hotel and Casino (the "Sahara") in October 1995. SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1995. The results of operations for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at March 31, 1996, the results of its operations for the three and six month periods ended March 31, 1996 and 1995, the changes in stockholders' equity for the six month period ended March 31, 1996, and cash flows for the six month periods ended March 31, 1996 and 1995.

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

Approximately $7.8 million of the Company's consolidated cash and short-term investments is held by PHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $120.0 million principal amount of 13-1/2% First Mortgage Bonds due 1998 ("13-1/2% Notes") of Pioneer Finance Corp. was issued, the proceeds of which were loaned to PHI.

In November 1995, the Company made an equity contribution of $15 million in cash to PHI, in accordance with terms of an agreement reached with holders of the 13 1/2% Notes pursuant to which the holders of the 13 1/2% Notes consented to the sale of the Hacienda and Sahara. In December 1995, the Pioneer used $3 million of such funds together with cash on hand to make the December 1, 1995 semi-annual interest payment on the 13 1/2% Notes of $5.6 million. In March 1996, the Pioneer used $8.6 million of such funds to acquire $10.2 million principal amount of 13 1/2% Notes and accrued interest thereon. The funds remaining from the equity contribution represent approximately $3.4 million of the $7.8 million of cash and short term investments held at the Pioneer and are restricted in use for debt service on the 13 1/2% Notes, repurchase of 13 1/2% Notes, capital expenditures at the Pioneer, and contribution to capital of a wholly-owned subsidiary of PHI that owns real property in Henderson, Nevada.

Approximately $5.8 million of the Company's consolidated cash and short term investments is held by SFHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115.0 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued.

NOTE 3 - ASSETS HELD FOR SALE

On October 2, 1995, the Company sold substantially all of the assets of the Sahara for $128 million in cash and exchanged 22 acres of land, a portion of which was utilized by the Sahara as a parking lot, for 27 acres of land just south of the Sahara on Las Vegas Boulevard, on which a water theme park currently operates. The Company utilized approximately $122 million in proceeds to retire and defease the approximately $115 million outstanding principal amount of 12 1/8% Notes issued by Sahara Finance Corp ("12 1/8% Notes") and secured by the Sahara assets and to pay costs associated with the transaction, including approximately $6 million of costs associated with the defeasance of the 12 1/8% Notes. The net proceeds of approximately $6 million were added to working capital. The Company recorded a pre-tax gain of $40.8 million (net of the extinguishment of debt charge discussed in Note 5) on the sale in the quarter ended December 31, 1995.

NOTE 4 - LAND HELD FOR DEVELOPMENT

In connection with the acquisition of the 27 acre parcel, the Company assumed the operating lease under which a water theme park operates. The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the outstanding balance of the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $6.1 million as of March 31, 1996. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts. The 27 acre parcel was valued at approximately $22 million for purposes of the Sahara sale and is reported as land held for development in the March 31, 1996 consolidated balance sheet.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

In October 1995, the Company entered into an agreement to transfer its rights and obligations under contracts with members of Camperland, a recreational vehicle park located on approximately 14 acres of Hacienda property that is operated by the Company under a lease with the new owners of the Hacienda, to the developer of a existing recreational vehicle park. However, certain conditions to the consummation of that agreement may not be satisfied. The developer and certain of his business associates are in negotiations with the Company with respect to the assumption by the business associates of the obligations relating to the Camperland contracts. If the Company reaches an agreement with such parties for the assumption, Camperland services would be provided in an existing recreational vehicle park operated by such parties. No assurance can be given that an agreement will be reached with such parties. If the original agreement is not consummated and the Company is unable to negotiate and consumate a satisfactory assumption agreement with the operators of the existing recreational vehicle park, the Company will be obligated to transfer the Camperland operations to another location on or before February 1997 and continue to service existing contracts. In September 1995, the Company acquired an undeveloped 40 acre parcel of property for such purposes. Substantial improvements would be necessary if it were to be used as a recreational vehicle park.

In November 1995, the Company sold the Spirit of America barge vessel ("Spirit") for $3.3 million which approximates the carrying value of the Spirit in the consolidated balance sheet. The Spirit was acquired in connection with the Company's proposed development of a casino entertainment complex in Parkville, Missouri. Net proceeds of $3.2 million from the sale were added to general working capital.

In February 1996, the Company completed a $1.75 million sale leaseback transaction with respect to gaming equipment at the Santa Fe. The lease requires an approximate $70,000 per month rental payment over a 24 month term. In conjunction with the transaction, the Company deferred a $1.7 million gain which will be recognized over the lease term.

NOTE 6 - DEBT DUE UPON SALE OF ASSETS

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

NOTE 7 - LONG-TERM DEBT

In December 1995, the Company acquired $2.6 million principal amount of 10 1/4% Subordinated Debentures due 1998 (the "10 1/4% Debentures"). The Company retired $2.3 million principal amount of 10 1/4 Debentures to meet a sinking fund payment due in June 1996 and $300,000 to partially satisfy the sinking fund payment due in June 1997.

In January 1996, the Company completed the repurchase of an aggregate of $38.1 million principal amount of long-term debt, comprised of $25.6 million principal amount of 11% Notes and $12.5 million principal amount 13 1/2% Notes. The Company retired $5.6 million principal amount of the 11% Notes and the entire $12.5 million principal amount of the 13 1/2% Notes acquired. The Company financed the repurchase of debt with $7.5 million of working capital and the net proceeds of a private placement of $20 million principal amount of 12% Notes due 1999 (the "12% Notes") issued by the Company's subsidiary, Sahara Las Vegas Corp. In connection with these transactions, the Company satisfied a contingent obligation to make additional equity contributions to its subsidiary, PHI. In addition, in March 1996, the Company completed the repurchase of $10.2 million principal amount of 13 1/2% Notes and accrued interest thereon for $8.6 million. As a result of the January and March repurchases, at March 31, 1996 the outstanding balances of the 11% Notes and of the 13 1/2% Notes were approximately $99.4 million and $60.0 million, respectively. The Company recorded an extraordinary gain of approximately $7.9 million after tax related to the debt repurchases in the quarter ended March 31, 1996.

The 12% Notes due December 15, 1999 are secured by, among other things, the Company's 27 acre parcel of real property on the Las Vegas Strip and $20 million principal amount of the 11% Notes acquired. The 12% Notes are guaranteed by the Company. Interest is payable semi-annually on June 30 and December 31, and principal payments of $500,000 are due December 31, 1996, 1997 and 1998. In addition, pursuant to the 12% Note Agreement, if, as of the end of any quarter commencing with the quarter ending December 31, 1997, SFHI Cash FLow (as defined in the 12% Note Agreement) for the preceding four quarter period is less than $13.5 million, the Company will be required to redeem $3.5 million principal of 12% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest thereon. Such obligation, if it arises, will be reduced-on-dollar for dollar basis to the extent that, during the period in which the Company is so required to repurchase 12% Notes, the Company acquires 11% Notes and pledges such acquired 11% Notes as additional collateral for the 12% Notes or contributes the acquired 11% Notes to SFHI and causes the contributed SFHI Notes to be canceled. The Company may, at its option, exclude a fiscal quarter from the calculation of SFHI Cash Flow if SFHI undertakes certain capital expenditures in such quarter and provides notification under the 12% Note Agreement.

In February 1996, SFHI prepaid in full the $1.6 million principal balance on its working capital loan agreement. The working capital loan agreement required monthly principal and interest payments of $157,000 monthly and matured in December 1996.

NOTE 8 - INVESTMENT


In February 1996, the Company acquired a 50% equity interest for $175,000 in a proposed restaurant/tavern operation in northwest Las Vegas, to be known as Santa Fe Mining Company, L.L.C. ("Santa Fe Mining."). The Company and its partner have guaranteed a $850,000 loan incurred to finance construction and equipment. The Company anticipates that the facility will open during the summer of 1996. Pending receipt of a restricted gaming license, Santa Fe Mining has executed a space lease with a slot route operator.

NOTE 9 - SUBSEQUENT EVENTS - OTHER

In May 1996, the Company completed a $1.835 million sale leaseback transaction with respect to gaming equipment at the Santa Fe. The lease requires an approximate $75,000 per month payment over a 24 month term.

The Company has agreed to purchase a 22 acre parcel of undeveloped land held by SFHI for approximately $2.85 million, which the Company and SFHI believe to be the fair market value of the property. The Company will pay $2.0 million in cash and assume an existing $850,000 note secured by the property. The $850,000 note maturity date due November 1996 has been extended two years until November 1998. SFHI acquired the property in November 1994 for a purchase price of $1.6 million. The intercompany gain on sale recorded by SFHI will be eliminated in the consolidated financial statements.

NOTE 10 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the six-month period ended March 31, 1996 and 1995 is presented below:


                                             1996          1995
                                             ----          ----
Operating Activities:
  Cash paid during the period
  for interest, net of amount
  capitalized of $2,851,325
  for 1995                                 $14,950,249   $22,163,561
                                           ===========   ===========

Investing and Financing Activities:
  Land acquired in exchange of assets      $21,504,400
                                           ===========

11. Supplemental Statement of  Subsidiary Information-
    For The Six Months Ended March 31, 1996 and 1995


     The Company's primary operations are in the hotel/casino industry and in fiscal year 1996 are conducted through PHI and SFHI, and in fiscal 1995 were conducted through SNC, HHI, PHI and SFHI. The Company sold substiantially all the assets of the Hacienda in August 1995 and the Sahara in October 1995. "Other" below includes financial information for SNC, HHI and the Company's other operations. In addition to the financial information for the six months ended March 31, 1996 and 1995, as set forth in the table below (dollars in thousands), see notes 2, 7 and 9 for additional discussion of subsidiary operations.

                                   Year       PHI         SFHI       Other       TOTAL
                                   ----     -------     -------     -------     -------

  Operating revenues               1996     $23,436     $31,504     $42,967     $97,907
                                            =======     =======     =======     =======
                                   1995     $23,511     $33,150     $69,313    $125,974
                                            =======     =======     =======     =======

  Operating Income                 1996      $2,123      $2,410     $40,797     $45,330
                                            =======     =======     =======     =======
                                   1995      $3,693      $5,639      $4,096     $13,428
                                            =======     =======     =======     =======

  Interest Expense                 1996      $5,219      $6,909        $822     $12,950
                                            =======     =======     =======     =======
                                   1995      $6,937      $6,669      $8,764     $22,370
                                            =======     =======     =======     =======

  Depreciation and Amortization    1996      $3,011      $4,260         $64      $7,335
                                            =======     =======     =======     =======
                                   1995      $2,464      $4,481      $7,098     $14,043
                                            =======     =======     =======     =======

  Capital Expenditures             1996        $828      $2,329        $266      $3,423
                                            =======     =======     =======     =======
                                   1995      $3,287     $14,799      $1,681     $19,767
                                            =======     =======     =======     =======

  Identifiable Assets              1996    $117,516     $90,553     $41,579    $249,648
                                            =======     =======     =======     =======
                                   1995    $103,895    $147,081    $219,768    $470,744
                                            =======     =======     =======     =======


12. Supplemental Statement of  Subsidiary Information
    For The Three Months Ended March 31, 1996 and 1995

     The Company's primary operations are in the hotel/casino industry and in fiscal year 1996 are conducted through PHI and SFHI, and in fiscal 1995 were conducted through SNC, HHI, PHI and SFHI. The Company sold substiantially all the assets of the Hacienda in August 1995 and the Sahara in October 1995. "Other" below includes financial information for SNC, HHI and the Company's other operations. In addition to the financial information for the three months ended March 31, 1996 and 1995, as set forth in the table below (dollars in thousands), see notes 2, 7 and 9 for additional discussion of subsidiary operations.

                                   Year       PHI        SFHI         Other      TOTAL
                                   ----     -------     -------      -------    ------

  Operating revenues               1996     $12,064     $16,094         $929     $29,087
                                            =======     =======      =======     =======
                                   1995     $12,103     $16,954     $35,277     $64,334
                                            =======     =======      =======     =======

  Operating Income                 1996      $1,257      $1,371         $26      $2,654
                                            =======     =======      =======     =======
                                   1995      $1,896      $1,979      $1,679      $5,554
                                            =======     =======      =======     =======

  Interest Expense                 1996      $2,412      $3,390        $326      $6,128
                                            =======     =======      =======     =======
                                   1995      $3,462      $3,424      $4,391     $11,277
                                            =======     =======      =======     =======

  Depreciation and Amortization    1996      $1,502      $2,009        ($99)     $3,412
                                            =======     =======      =======     =======
                                   1995      $1,213      $2,445      $3,608      $7,266
                                            =======     =======      =======     =======

  Capital Expenditures             1996        $270      $1,293          $0      $1,563
                                            =======     =======      =======     =======
                                   1995      $1,834      $1,721        $419      $3,974
                                            =======     =======      =======     =======


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Santa Fe Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Santa Fe Gaming Corporation (formerly Sahara Gaming Corporation) and subsidiaries (the "Company") as of March 31, 1996, the related consolidated condensed statements of operations for three-month and six-month periods ended March 31, 1996 and 1995, stockholders' equity for the six-month period ended March 31, 1996 and of cash flows for the six-month periods ended March 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Santa Fe Gaming Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 16, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
May 13, 1996

                          SANTA FE GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Six Months Ended March 31, 1996 and 1995
- ----------------------------------------------------------------


CONSOLIDATED

Santa Fe Gaming Corporation (the "Company") sold substantially all the assets of the Hacienda Hotel and Casino (the "Hacienda") in August 1995 and of the Sahara Hotel and Casino (the "Sahara") in October 1995. Accordingly, consolidated results of operations for the six months ended March 31, 1996 are not comparable to the same period in the prior year.

Consolidated revenues for the six month period ended March 31, 1996 were $97.9 million, a $28.1 million or 22.3% decrease from $126.0 million for the same period in fiscal 1995. Revenues in the current period include $40.8 million gain on the sale of substantially all the assets of the Sahara. The Hacienda and Sahara contributed $69.3 million in the prior year revenues. Revenues at the Santa Fe Hotel and Casino (the "Santa Fe") and Pioneer Hotel and Gambling Hall (the "Pioneer") decreased $1.6 million and $75,000, respectively when compared to the prior year period.

Consolidated operating income for the six month period ended March 31, 1996 was $45.3 million, a $31.9 million or 237.6% increase from $13.4 million for the same period in fiscal 1995. Included in operating income in the current period is a $40.8 million gain on the sale of substantially all the assets of the Sahara. The Hacienda and Sahara contributed $4.8 million in the prior year to operating income. Operating income at the Santa Fe and Pioneer decreased $3.2 million and $1.6, respectively, in the six months ended March 31, 1996 compared to the six months ended March 31, 1995.

Consolidated interest expense for the six month period ended March 31, 1996 was $13.0 million, a $9.4 million decrease compared to $22.4 million for the same period in fiscal 1995. The Hacienda and Sahara contributed $7.4 million to the prior year interest expense. Interest expense increased by $200,000 at the Santa Fe and decreased by $1.7 million at the Pioneer in the 1996 period.

Consolidated net income before income taxes and extraordinary item for the six month period ended March 31, 1996 was $32.4 million, a $41.3 million increase compared to the net loss of $8.9 million in the same period in the prior year. The increase in the current period resulted from a

$40.8 million gain on the sale of substantially all the assets of the Sahara. The Hacienda and Sahara were responsible for $2.6 million of the $8.9 million net loss before income taxes in the prior year. Net loss before income taxes and extraordinary item at the Santa Fe increased $3.5 million to $4.5 million in the six month period ended March 31, 1996 compared to the prior year period in which the net loss was $1.0 million. The Pioneer recorded net loss before income taxes and extraordinary item of $3.1 million, a $100,000 improvement from the $3.2 net loss before income taxes recorded in the prior year period.

In January and March 1996, the Company completed the repurchase of an aggregate of $48.3 million principal amount of long-term debt, comprised of $25.6 million principal amount of 11% Notes and $22.7 million principal amount of $13 1/2% Notes. As a result, the Company recorded an extraordinary gain of $7.9 million after tax related to the debt repurchase in the quarter ended March 31, 1996.

SANTA FE

Revenues at the Santa Fe decreased 5.0%, or $1.6 million, in the six months ended March 31, 1996 to $31.5 million as compared to $33.1 million in the same period in the prior year. Casino revenues decreased 5.5%, or $1.4 million, to $23.8 million from $25.2 million, comprised of decreases in slot revenue of 4.8%, or $1.0 million, and table game revenue of 16.8%, or $500,000, offset by an increase of $100,000, or 6.1%, in other gaming revenues. Management believes the decrease is due primarily to increased competition resulting from the opening of two competing facilities within five miles of the Santa Fe in December 1994 and July 1995.

Operating expenses increased by 5.8%, or $1.6 million. Casino expenses increased by 10.8%, or $1.1 million, primarily due to increased payroll and other costs associated with operating an additional 15,000 square feet of casino space, which includes a new race book, and increased promotional costs incurred as a result of the expanding competition in the area. Selling, general and administrative expenses increased 19.8%, or $700,000, primarily as a result of increased advertising and promotional costs, in addition to increased promotional costs relating principally to the casino operations. A decrease in depreciation and amortization of 4.9% or $200,000, was due to equipment placed in service at the opening of the Santa Fe in February 1991 being fully depreciated. Accordingly, operating income decreased $3.2 million or 57.3% to $2.4 million in 1996 from $5.6 million in 1995.

Interest expense increased $200,000, or 3.6% to $6.9 million in 1996 compared to $6.7 million 1995. The increase is primarily due to the expensing of interest costs on approximately $32 million of debt commencing in July 1995, which were previously capitalized in connection with the development of the Company's proposed Parkville project. This increase was partially offset by the retirement of $21 million principal amount of 11% Notes in July 1995 pursuant to the terms of a repurchase offer and the retirement of $5.6 million principal amount of 11% Notes acquired in January 1996.

PIONEER

Revenues at the Pioneer decreased slightly 0.3%, or $75,000, to $23.4 million. Casino revenues were $20.7 million in 1996, representing a decrease of 0.8%, or $200,000, comprised of a decrease in slot revenue of 2.7%, or $500,000, offset by an increase of 10.3% or $200,000 in table games revenues, and 21.2%, or $100,000 in other gaming revenues. The decrease in the fiscal 1996 period is believed to be primarily due to the continued competitive gaming market environment in and around Laughlin, including Indian gaming facilities operating in Arizona and Southern California.

Operating expenses increased $1.5 million or 7.6% to $21.3 million. Casino expenses increased 3.1%, or $300,000, primarily due to increased promotional expenses. Selling, general and administrative expenses increased 17.5%, or $400,000, primarily as a result of increased advertising and promotional costs. Increases in depreciation and amortization expenses of 22.2% or $500,000 were related to the expansion project completed in December 1994. Accordingly, operating income decreased by 42.5% or $1.6 million, to $2.1 million in fiscal 1996 from $3.7 million in fiscal 1995.

Interest expense decreased $1.7 million or 24.8% to $5.2 million in 1996 compared to $6.9 million in 1995, primarily due to the repurchase of $20.0 million principal amount of 13 1/2% Notes in September 1995, and $22.8 million principal amount of 13 1/2% Notes in January and March 1996.


Three Months Ended March 31, 1996 and 1995
- ------------------------------------------

CONSOLIDATED

As a result of the sale of substantially all the assets of Hacienda in August 1995 and of the Sahara in October 1995, consolidated results of operations for the three months ended March 31, 1996 are not comparable to the same period in the prior year.

Consolidated revenues for the three month period ended March 31, 1996 were $29.1 million, a $35.2 million or 54.8% decrease from $64.3 million for the same period in fiscal 1995. The Hacienda and Sahara contributed $35.2 million to the prior year revenues. Revenues at the Santa Fe and Pioneer decreased $900,000 and $40,000, respectively, when compared to the prior year period.

Consolidated operating income for the three month period ended March 31, 1996 was $2.7 million, a $2.9 million or 52.2% decrease from $5.6 million for the same period in fiscal 1995. The Hacienda and Sahara contributed $2.1 million in the prior year to operating income. Operating income at the Santa Fe and Pioneer decreased $600,000 and

$600,000, respectively in the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

Consolidated interest expense for the three month period ended March 31, 1996 was $6.1 million, a $5.2 million decrease compared to $11.3 million for the same period in fiscal 1995. The Hacienda and Sahara contributed $3.7 million to the prior year interest expense. Interest expense decreased by $1.0 million at the Pioneer in the 1996 period.

Consolidated net loss before income taxes and extraordinary item for the three month period ended March 31, 1996 was $3.5 million, a $2.2 million improvement compared to the net loss before income taxes of $5.7 million in the same period in the prior year. The Hacienda and Sahara were responsible for $1.6 million of the $5.7 million net loss before income taxes in the prior year. Net loss before income taxes and extraordinary item at the Santa Fe increased by $600,000 to $2.0 million in the quarter ended March 31, 1996 compared to the prior year period in which the net loss was $1.4 million. The Pioneer recorded net loss before income taxes and extraordinary item of $1.2 million, a $400,000 improvement from the $1.6 million net loss before income taxes recorded in the prior year period.

In January and March 1996, the Company completed the repurchase of an aggregate of $48.3 million principal amount of long-term debt, comprised of $25.6 million principal amount of 11% Notes and $22.7 million principal amount of $13 1/2% Notes. As a result, the Company recorded an extraordinary gain of $7.9 million after tax related to the debt repurchase in the quarter ended March 31, 1996.

SANTA FE

Revenues at the Santa Fe decreased 5.1%, or $900,000, in the three months ended March 31, 1996 to $16.1 million as compared to $17.0 million in the same period in the prior year. Casino revenues decreased 5.1%, or $600,000, to $12.2 million from $12.8 million, comprised of decreases in slot revenue of 5.7%, or $600,000, and of table game revenue of 15.5%, or $200,000, offset by an increase of $200,000, or 22.9%, in other gaming revenues. The food and beverage departments posted a decrease in revenues of $200,000 or 10.8% over the same period in the prior year. Management believes the decreases are due primarily to increased competition resulting from the opening of a competing facility within five miles of the Santa Fe in July 1995.

Operating expenses decreased by 1.7%, or $300,000. Casino expenses increased by 13.2%, or $700,000, primarily due to increased promotional costs as a result of the expanding competition in the area. Food and beverage expenses had volume related decreases of 9.5%, or $300,000 over the prior year period. A decrease in depreciation and amortization of 17.8% or $400,000, was due to the full depreciation of equipment placed in service at the opening of the Santa Fe in February 1991. Accordingly, operating income decreased $600,000 or 30.7% to $1.4 million in 1996 from $2.0 million in 1995.

PIONEER

Revenues at the Pioneer decreased slightly 0.3%, or $40,000, to $12.1 million. Casino revenues were $10.7 million in 1996, representing a decrease of 0.2%, or $20,000. Food and beverage revenues decreased 5.8% or $50,000. The decrease in 1996 is believed to be primarily due to the continuing competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California.

Operating expenses increased $600,000 or 5.9% to $10.8 million. Casino expenses increased 2.0%, or $100,000, primarily due to increased promotional expenses. Selling, general and administrative expenses increased 31.9%, or $300,000, primarily as a result of increased advertising and promotional costs. Increases in depreciation and amortization expenses of 23.9% or $300,000 were related to the expansion project completed in December 1994. Accordingly, operating income decreased by 33.7% or $600,000, to $1.3 million in fiscal 1996 from $1.9 million in fiscal 1995.

Interest expense decreased $1.0 million or 30.3% to $2.4 million in 1996 compared to $3.5 million in 1995, primarily due to the repurchase of $20 million principal amount of 13 1/2% Notes in September 1995, and $22.8 million principal amount of 13 1/2 Notes in January and March 1996.


LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $6.1 million and $52.7 million for the three and six months ended March 31, 1996, including a $40.8 million gain from the sale of the Sahara in the six month period. Excluding the gain, EBITDA was $6.1 million and $11.9 million for the three and six months ended March 31, 1996 as compared to $12.8 million and $27.5 million for the prior year periods, to which the Hacienda and Sahara contributed $5.5 million and $11.5 million, respectively. The Company expects EBITDA in future periods to be reduced due to the sale of the Hacienda and Sahara, which contributed $17.9 million in the aggregate to EBITDA in fiscal 1995, exclusive of the gain on the sales of the Sahara and the Hacienda. Excluding EBITDA attributable to the Sahara and Hacienda, the Company's EBITDA in the current year declined $2.1 million and $5.1 million, respectively, in the three and six month periods ended March 31, 1996. The current year decline is primarily due to the increased competition near the Santa Fe from a hotel casino that opened in July 1995. Santa Fe's EBITDA in future periods may be impacted by expansions of two competitors, which opened in April and May 1996 and by restricted access to the property, beginning in April 1996, during construction of an interchange (at Interstate 95 and Rancho) next to the property that is expected ultimately to improve traffic flow to the property.

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


Liquidity - Corporate - Approximately $13.5 million of the Company's current
- ---------------------
assets at March 31, 1996, including approximately $9.9 million of cash and shortterm investments, was held by Corporate. Corporate had working capital of approximately $15.0 million at March 31, 1996.

Corporate's principal uses of cash are to satisfy the debt service on $9.0 million principal amount outstanding of the 10 1/4% Subordinated Debentures due 1998 (the "10 1/4% Debentures"); on a $5.9 million note payable to Sierra Construction due 1998 and on $20 million principal amount of 12% Notes. In addition, Corporate expects to incur costs in connection with evaluation and development of proposed projects and for professional services rendered to the parent company.

The Company has in the past and expects in fiscal 1996 to satisfy the semi-annual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. In the event not declared, dividends would accrue on the preferred stock. The Company and its subsidiaries are parties to indentures and other financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock which would prevent the payment of cash dividends on the preferred stock.

In October 1995, the Company entered into an agreement to transfer its rights and obligations under contracts with members of Camperland, a recreational vehicle park located on approximately 14 acres of the Hacienda property that is operated by the Company under a lease with the new owners of the Hacienda, to the developer of an existing recreational vehicle park. However, conditions to the consummation of that agreement may not be satisfied. The developer and certain of his business associates are in negotiations with the Company with respect to the assumption by the business associates of the obligations relating to the Camperland contracts. If the Company reaches an agreement with such parties for the assumption, Camperland services would be provided in an existing recreational vehicle park operated by such parties. No assurance can be given that an agreement will be reached with such parties.

If the original agreement is not consummated, and the Company is unable to negotiate and consumate a satisfactory assumption agreement with the operators of the existing recreational vehicle park, the Company will be obligated to transfer the Camperland operations to another location on or before February 1997 and continue to service existing contracts. The Company has acquired an undeveloped 40 acre parcel of property for such purposes. Substantial improvements would be necessary if it was used as a recreational vehicle park.

In November 1995, the Company filed an amended plan of reorganization and disclosure statement (the "Plan") for Treasure Bay Gaming and Resorts ("Treasure Bay") in the United States bankruptcy court in the Southern District of Mississippi. On May 10, 1996, the bankruptcy court approved the Company's plan and disclosure statement for submission to a vote of the creditors. At the same time, the court approved two other competing plans for submission. The Company's plan of reorganization for Treasure Bay contemplates that, subject to various conditions, the various classes of secured and unsecured creditors of Treasure Bay agree to accept modifications to, and reductions in outstanding amounts of, Treasure Bay's outstanding obligations and the Company make a cash equity contribution to acquire 100% of the equity interests in Treasure Bay.
The bankruptcy court will hold a hearing to confirm the one of the three competing plans that attains the highest vote. This hearing is scheduled for August 5, 1996. Any plan must be approved by the bankruptcy court, and no assurance can be given that the Company's plan of reorganization will attain the highest votes, be approved, that the various classes of creditors would agree to the plan, or that the Company would elect to proceed with the plan. Additionally, any plan of reorganization may be amended, resulting in changes to the amount and terms of debt of the reorganized debtor and equity ownership acquired. The Company is incurring and expects to continue to incur professional expenses and other expenses associated with legal proceedings involving Treasure Bay and the Company's investment in Treasure Bay.

Pursuant to the Note Purchase Agreement (the "12% Note Agreement") under which Sahara Las Vegas Corp. issued $20 million principal amount of 12% notes due November 15, 1999 (the "12% Notes"), the Company made a capital contribution to SFHI in the amount of $3 million in May 1996.

In addition, pursuant to the 12% Note Agreement, if, as of the end of any quarter commencing with the quarter ending December 31, 1997, SFHI Cash Flow (as defined in the 12% Note Agreement) for the preceding four quarter period is less than $13.5 million, the Company will be required to redeem $3.5 million principal amount of 12% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest thereon. Such obligation, if it arises, will be reduced-on-dollar for dollar basis to the extent that, during the period in which the Company is so required to repurchase 12% Notes, the Company acquires 11% Notes and pledges such acquired 11% Notes as additional collateral for the 12% Notes or contributes the acquired 11% Notes to SFHI and causes the contributed SFHI Notes to be canceled. The Company may, at its option, exclude a fiscal quarter from the calculation of SFHI Cash Flow if SFHI undertakes certain capital expenditures in such quarter and provides notification under the 12% Note Agreement.

The Company has agreed to purchase from SFHI a 22 acre parcel of undeveloped land held by SFHI for $2.85 million, which the Company and SFHI believe to be the fair market value of the property. The Company will pay $2.0 million in cash and assume an existing $850,000 note secured by the property. The $850,000 note maturity date due November 1996 has been extended two years until November 1998. SFHI acquired the property in November 1994 for a purchase price of $1.6 million. The intercompany gain on sale recorded by SFHI will be eliminated in the consolidated financial statements.

SFHI and SNC have agreed to a modification of the 12-1/8% affiliate note due August 1996 from SFHI in favor of SNC, pursuant to which the maturity date is extended to December 31, 1997, monthly principal and interest payments are eliminated and partial prepayments are allowed. The outstanding principal amount of the affiliate note at May 14, 1996 was $4.96 million.

In the event that cash resources at the Santa Fe or Pioneer are insufficient to meet operating or debt service requirements, Corporate may elect to make contributions or loans to either SFHI or PHI to prevent an event of default under debt instruments to which SFHI or Pioneer Finance Corp. is a party. Additionally, the Company may purchase 11% Notes, 13 1/2% Notes and 10 1/4% Debentures from time to time in the market and in privately negotiated transactions or refinance existing indebtedness in order to reduce outstanding indebtedness and debt service obligations.

Liquidity - Santa Fe - The indenture under which the 11% Notes were issued
- --------------------
contains restrictions on payments to and investments in affiliates by SFHI, including the Company. As a result of these restrictions, all of the cash flow generated by SFHI is not currently and is not expected during the next twelve months to be available for distribution to the Company. Approximately $8.8 million of the Company's current assets, including approximately $5.8 million of cash and short term investments, were held by SFHI at March 31, 1996.

SFHI's principal uses of funds generated from operations are for interest payments on indebtedness and capital expenditures to maintain and improve the facility. Interest expense (net of debt discount armortization) for the six month period ended March 31, 1996 and 1995 was $6.2 million and $6.1 million, respectively. Santa Fe generated EBITDA of $6.7 million for the six months ended March 31, 1996, approximately 1.07 times interest expense (net of debt discount armortization), during the same period. (See Results of Operations -Revenues; Operating Expenses). EBITDA in future periods at the Santa Fe may be impacted by expansions of two competitors which opened in April and May 1996 and by restricted access to the property, beginning in April 1996, during construction of an interchange (at Interstate 95 and Rancho) next to the property that is expected ultimately to improve traffic flow to the property.

Interest expense attributable to the 11% Notes is expected to increase in fiscal 1996 compared to fiscal 1995 as a result of the expensing of interest costs on approximately $32 million of debt commencing in July 1995, which were previously capitalized in connection with the development of the Company's proposed Parkville project. This increase was partially offset by the retirement of $21 million principal amount of 11% Notes in July 1995 pursuant to the terms of a repurchase offer and by the retirement of an additional $5.6 million principal amount of 11% Notes acquired in January 1996. (See Liquidity-Corporate, above). Capital expenditures for the six month period ended March 31, 1996 and 1995 were $2.3 million and $14.8 million, respectively. Management believes capital expenditures in fiscal 1996 for capital/improvement projects will be less than the amount expended in the prior period in which expansion projects were undertaken. (See Capital Expenditures below).

In May 1996, the Company completed a $1.835 million sale leaseback transaction with respect to gaming equipment at the Santa Fe. The lease requires an approximate $75,000 per month payment over a 24 month term.

The Company has agreed to purchase from SFHI a 22 acre parcel of undeveloped land held by SFHI for $2.85 million, which the Company and SFHI believe to be the fair market value of the property. The Company will pay $2.0 million in cash and assume an existing $850,000 note secured by the property. The $850,000 note maturity date due November 1996 has been extended two years until November 1998. SFHI acquired the property in November 1994 for a purchase price of $1.6 million. The intercompany gain on sale recorded by SFHI will be eliminated in the consolidated financial statements.

SFHI and SNC have agreed to a modification of the 12-1/8% affiliate note due August 1996 by SFHI in favor of SNC, pursuant to which the maturity date is extended to December 31, 1997, monthly principal and interest payments are eliminated and partial prepayments are allowed. The outstanding principal amount of the affiliate note at May 14, 1996 was $4.96 million.

Management believes that, based on current operations and available resources, barring unforeseen circumstances, SFHI will have sufficient cash resources to meet its operating requirements and debt service requirements through the twelve month period ending March 31, 1997. However, in the event SFHI is unable to meet debt service payments through current operations and available resources, SFHI will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional permitted indebtedness.

Liquidity - Pioneer - The indenture under which the $120.0 million principal
- -------------------
amount of First Mortgage Notes due 1998 ("13-1/2% Notes") were issued contains restrictions on payments to and investments in affiliates by Pioneer Hotel Inc., including to the Company. As a result of these restrictions, all of the cash flow generated by PHI is not currently, and is not expected during the next twelve months to be, available for distribution to the Company. Approximately $10.3 million of the Company's current assets, including approximately $7.8 million of cash and short term investments, were held by PHI at March 31, 1996.

PHI's principal uses of funds are for interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense for the six month period ended March 31, 1996 and 1995 was $5.2 million and $6.9 million, respectively. The Pioneer generated EBITDA of $5.1 million for the six months ended March 31, 1996, approximately 0.98 times interest expense during the same period. (See Results of Operations - Revenues and Operating Expenses.) Interest expense attributable to the 13 1/2% Notes will decrease in 1996 compared to 1995 as a result of the retirement of an aggregate $42.8 million principal amount of 13 1/2% Notes. (See Liquidity - Corporate, above). Capital expenditures for the six month period ended March 31, 1996 and 1995 were $800,000 and $3.3 million, respectively. Management believes capital expenditures in fiscal 1996 to maintain the facility will be less than that expended in the year ended September 30, 1995, in which an expansion project was undertaken. (See Capital Expenditures below).

Management believes that, based on current operations, and available resources, primarily equipment financing permitted under the 13-1/2% Note indenture, barring unforeseen circumstances, the Pioneer will have sufficient cash resources to meet its operating requirements and debt service requirements through the twelve month period ending March 31, 1997, although no assurance can be given to that effect. In the event PHI is unable to meet debt service payments through current operations and available resources, PHI will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional permitted indebtedness.

Capital Expenditures  - In the six-month period ended March 31, 1996, the
- --------------------
Company incurred approximately $3.4 million of capital expenditures, of which approximately $1.2 million is attributable primarily to administrative office improvements at the Santa Fe, approximately $400,000 is due to software costs associated with an automated slot tracking system at the Santa Fe and $150,000 is attributable to improvements to the river side walk at the Pioneer. The Company anticipates entering into an operating lease with respect to the hardware equipment for the Santa Fe's slot tracking system, the total cost of which is estimated to be approximately $1.2 million.

Debt Obligations  - For the remaining six months of fiscal 1996 and for
- -----------------
fiscal year 1997, scheduled maturities of long-term debt due to third parties are $700,000 and $3.7 million, respectively, representing primarily principal amortization payments under notes payable and capital leases. The scheduled maturities applicable in fiscal 1996 and 1997 are $200,000 and $400,000 at the Santa Fe and $300,000 and $300,000 at the Pioneer respectively.

Additionally, approximately $8.3 million of long-term debt due to third parties is scheduled to mature during fiscal 1998 consisting primarily of $6.9 million due in June 1998 at maturity of the 10 1/4% Debentures. Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions of certain assets, in order to satisfy long-term debt obligations as they become due, no assurance can be given that the Company will be able to refinance some or all of its indebtedness or dispose of any assets. Any such refinancing would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed refinancing and would require the approval of the Nevada Gaming Authorities and potentially other state gaming authorities. If the Company is ultimately unable to refinance such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions to repay the debt, and if the holders of the various debt instruments were to demand payment upon the maturity dates, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitations, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

Related Parties    LICO, a company wholly-owned by Mr. Lowden, Chairman of the
- ---------------
Board, Chief Executive Officer and 51% stockholder of the Company, borrowed $476,000 from

Hacienda Hotel Inc., pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was $569,000 as of March 31, 1996. The demand loan to LICO bears interest at 2% over the prime rate.

In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. In July 1995, Mr. Lowden prepaid $1.0 million principal amount of the loan balance. At April 30, 1996, the principal balance of the loan was approximately $2,802,000. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.

Private Securities Litigation Reform Act
- ----------------------------------------

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward looking statements, such as statements relating to competition, financing and refinancing sources and availability, plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to leverage and debt service and ability, financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.

Effects of Inflation
- --------------------

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel and contract sales operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

                           SAHARA GAMING CORPORATION

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         In the previously disclosed consolidated legal proceedings of Poulos v. Ceasar's World, Inc., et al. and Ahern v. Ceasar's World, Inc., et al. and the separate legal proceeding of Schrier v. Ceasar's World, Inc., et al., the plaintiffs' class certification motion has been denied, with leave to amend, and the complaints in the consolidated Paulos and Ahern cases have been dismissed without prejudice. The plaintiffs have until May 31, 1996 to file amended complaints in the consolidated cases. If they do not, their actions will be dismissed. The court made no ruling with respect to the Schrier case.

Item 2 - Changes in Securities

              None

Item 3 - Defaults Upon Senior Securities

              None

Item 4 - Submission of Matters to a vote of Security Holders

         The Annual Meeting of Shareholders was held on February 20, 1996, wherein the following matters were submitted to a vote:

         The result of the vote taken on the election of Directors was as follows:

         Paul W. Lowden         For: 5,669,263   Withheld: 154,386
         William J. Raggio      For: 5,668,969   Withheld: 154,681
         James Lewis            For: 5,669,080   Withheld: 154,570

         The result of the vote taken on the approval of change of company name was:

              For: 5,751,566  Against: 49,702  Abstain: 22,383

         The result of the vote taken regarding the adoption of the 1995 Non Employee Director Stock Option Plan was:

              For: 5,443,801  Against: 225,263      Abstain: 51,941


Item 5 - Other Information

              None

Item 6 - Exhibits and Reports on Form 8-K

              None

A.   Exhibits:

     10.123 Master lease agreement by and between Videotronics, Inc. and Santa Fe Hotel Inc. dated January 31, 1996.

     10.124        Guaranty of lease by Sahara Gaming Corporation dated January
                   31, 1996.

     10.125 Notice, Consent and Acknowledgment of Assignment by and between Videotronics, Inc. (Lessor), Santa Fe Hotel, Inc. (Lessee), Sahara Gaming Corporation (Guarantor), PDS Financial Corporation (Assignee) and Miller & Schroeder Investments Corporation dated January 31, 1996.

     10.126 Master lease agreement by and between Videotronics, Inc. and Santa Fe Hotel, Inc. dated April 15, 1996.

     10.127        Guaranty of lease by Santa Fe Gaming Corporation dated April
                   15, 1996.

     10.128 Notice, Consent and Acknowledgment of Assignment by and between Videotronics, Inc. (Lessor), Santa Fe Hotel, Inc. (Lessee), PDS Financial Corporation and the Buyers dated May 9, 1996.

     23            Consent of Deloitte & Touche, LLP

     27            Financial Data Schedule


B.   Reports:

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                  SANTA FE GAMING CORPORATION, Registrant



                                  By: /s/ THOMAS K. LAND
                                      ----------------------------------------
                                      Thomas K. Land, Chief Financial Officer


Dated: May 14, 1996

Santa Fe Gaming Corporation
Las Vegas, Nevada

We have made a review, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Santa Fe Gaming Corporation and subsidiaries for the periods ended March 31, 1996 and 1995, as indicated in our report dated May 13, 1996 because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 is incorporated by reference in Registration Statement No. 33-44700 on Form S-8 and in post-effective Amendment No. 1 to Registration Statement No. 33-7053 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that act.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
May 13, 1996