Form 10-Q
period 1996-06-30
SANTA FE GAMING CORP
filed 1996-08-14
CIK 812482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   JUNE  30, 1996
                                ----------------------------------------------
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to __________________

COMMISSION FILE NUMBER:      1-9481
                        ------------------------------------------------------


                          SANTA FE GAMING CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     NEVADA                                        88-0304348
- ----------------------------------     ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer  Identification
of incorporation or organization)        Number)

               4949 NORTH RANCHO DRIVE, LAS VEGAS, NEVADA  89130
- ------------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 658-4300
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES _____    NO _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         6,195,356                  as of    August 12, 1996
- -----------------------------------       ------------------------------------
     Amount Outstanding                             Date

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES


                                     INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Consolidated Condensed Financial Statements

                   Balance sheets at June 30, 1996
                   (unaudited) and September 30, 1995                         2

                   Statements of Operations for the three and nine
                   months ended June 30, 1996 and 1995
                   (unaudited)                                                3

                   Statement of Changes in Stockholders' Equity
                   for the nine months ended June 30, 1996
                   (unaudited)                                                4

                   Statements of Cash Flows for the nine months
                   ended June 30, 1996 and 1995 (unaudited)                   5

                   Notes to Consolidated Condensed Financial
                   Statements (unaudited)                                     6

                   Independent Accountants' Review Report                    14

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                     15

PART II.  OTHER INFORMATION                                                  27

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    June 30,      September 30,
             ASSETS                                                   1996            1995
             ------                                                 --------      -------------
                                                                   (Unaudited)
Current assets:
  Cash and short-term investments                                  $ 16,644,759    $ 42,749,932
  Accounts receivable, net                                            2,641,226       6,189,109
  Accounts receivable, officer                                          623,466         545,042
  Inventories                                                         1,544,553       1,776,427
  Prepaid expenses & other                                            4,322,468       5,758,808
  Assets held for sale                                                        0      98,712,541
                                                                   ------------    ------------

Total current assets                                                 25,776,472     155,731,859

Land held for development                                            40,618,886      19,114,486

Property and equipment, net                                         117,208,189     126,311,847

Goodwill                                                             46,431,989      47,506,348

Deferred income taxes                                                         0       5,663,665

Other assets                                                          7,251,942      12,309,796
                                                                   ------------    ------------

Total assets                                                       $237,287,478    $366,638,001
                                                                   ============    ============

LIABILITIES and STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Current portion of long-term debt                                $  3,802,783    $  6,234,550
  Accounts payable                                                    6,197,190       7,024,980
  Interest payable                                                    2,154,954       9,516,776
  Accrued and other liabilities                                      10,147,409      15,709,850
  Debt due upon sale of assets                                                0     114,612,680
                                                                   ------------    ------------

Total current liabilities                                            22,302,336     153,098,836

Deferred income taxes                                                 7,760,335               0

Long-term debt - less current portion                               167,438,813     198,655,174

Stockholders' Equity:

  Common Stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                      61,954          61,954
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-8,187,563 shares at
    Sept. 30, 1995 and 8,514,761 at June 30, 1996                    18,221,589      17,521,385
  Additional paid-in capital                                         51,513,504      51,513,504
  Accumulated deficit                                               (29,923,279)    (54,125,078)
                                                                   ------------    ------------
      Total                                                          39,873,768      14,971,765

  Less treasury stock - 4,875 shares, at cost                           (87,774)        (87,774)
                                                                   ------------    ------------

Total stockholders' equity                                           39,785,994      14,883,991
                                                                   ------------    ------------

Total liabilities and stockholders' equity                         $237,287,478    $366,638,001
                                                                   ============    ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months      Three Months      Nine Months       Nine Months
                                                              Ended             Ended             Ended             Ended
                                                           June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995
                                                           -------------     -------------     -------------     -------------
Revenues:
  Casino                                                    $ 20,374,926     $  38,549,416     $ 65,205,811      $ 116,098,061
  Hotel                                                        1,063,904        10,723,398        3,028,663         30,904,657
  Food and beverage                                            2,812,246         8,295,366        8,488,705         24,021,492
  Other revenues                                               1,698,950         5,972,648        6,380,207         18,490,308
  Gain on sale of assets                                               0                 0       40,753,738                  0
                                                            ------------     -------------     ------------      -------------

Total revenues                                                25,950,026        63,540,828      123,857,124        189,514,518
                                                            ------------     -------------     ------------      -------------

Operating expenses:
  Casino                                                      10,943,438        18,621,432       32,732,907         54,012,108
  Hotel                                                          474,049         4,735,177        1,365,017         13,192,624
  Food and beverage                                            4,040,954        10,716,256       11,803,497         30,640,753
  Other operating expenses                                       850,305         3,388,588        2,684,479         10,390,944
  Selling, general & administrative                            3,826,082         7,866,806       12,014,077         23,137,043
  Utilities & property expenses                                2,652,156         6,369,613        7,429,110         18,827,301
  Depreciation & amortization                                  3,532,881         7,331,441       10,868,140         21,374,234
  Write-down of development costs                                      0        14,898,317                0         14,898,317
                                                            ------------     -------------     ------------      -------------

Total operating expenses                                      26,319,865        73,927,630       78,897,227        186,473,324
                                                            ------------     -------------     ------------      -------------

Operating income (loss)                                         (369,839)      (10,386,802)      44,959,897          3,041,194

Interest expense                                               5,766,250        11,360,754       18,716,389         33,730,521
                                                            ------------     -------------     ------------      -------------

Income (loss) before income tax expense
  (benefit) and extraordinary item                            (6,136,089)      (21,747,556)      26,243,508        (30,689,327)

Federal income tax expense (benefit)                          (1,965,000)       (7,246,000)       9,195,000         (9,965,000)
                                                            ------------     -------------     ------------      -------------

Income (loss) before extraordinary item                       (4,171,089)      (14,501,556)      17,048,508        (20,724,327)

Extraordinary item-gain (loss) on early extinguishment
  of debt, net of tax provision of $4,229,000 in 1996
  and benefit of $846,000 in 1995, respectively                        0        (1,572,330)       7,854,707         (1,572,330)
                                                            ------------     -------------     ------------      -------------

Net income (loss)                                             (4,171,089)      (16,073,886)      24,903,215        (22,296,657)

Dividends on preferred shares                                    364,432           336,974        1,065,848            985,112
                                                            ------------     -------------     ------------      -------------

Net income (loss) applicable to common shares                ($4,535,521)     ($16,410,860)    $ 23,837,367       ($23,281,769)
                                                            ============     =============     ============      =============

Average common shares outstanding                              6,195,356         6,195,356        6,195,356          6,195,356
                                                            ============     =============     ============      =============

Income (loss) per common share                                    ($0.73)           ($2.65)    $       3.85             ($3.76)
                                                            ============     =============     ============      =============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                          Additional
                               Common      Preferred        Paid-in      Accumulated     Treasury
                                Stock       Stock          Capital         Deficit         Stock         Total
                               ------     ----------      ----------     -----------     --------        -----
Balances, October 1, 1995      $61,954    $17,521,385    $51,513,504    ($54,125,078)    ($87,774)    $14,883,991


Net Income                                                                24,903,215                   24,903,215

Preferred stock dividend                      700,204                       (701,416)                      (1,212)
                               -------    -----------    -----------    ------------     --------     -----------

Balances, June 30, 1996        $61,954    $18,221,589    $51,513,504    ($29,923,279)    ($87,774)    $39,785,994
                               =======    ===========    ===========    ============     ========     ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Nine Months         Nine Months
                                                                   Ended               Ended
                                                                June 30, 1996       June 30, 1996
                                                                -------------       -------------
Cash flows from operating activities:
  Cash and short-term investments
    provided by operations                                      $  37,098,150        $ 17,859,999
     Gain on sale of subsidiary assets                            (40,753,738)                  0
     Gain on early extinguishment of debt                          (7,854,707)                  0
     Deferred gain on sale of equipment                              (862,552)                  0
     Decrease in accounts receivable, net                           3,547,883             670,059
     Increase in due from officer                                     (78,424)            (32,012)
     Decrease in inventories                                          231,874              74,763
     Decrease (increase) in prepaid expenses & other                  575,309             (16,728)
     Decrease (increase) in deferred income taxes                   9,195,000         (10,811,000)
     Decrease (increase) in other assets                            2,409,023          (1,138,870)
     Increase (decrease) in accounts payable                         (827,790)          1,585,793
     Decrease in interest payable                                  (7,361,822)         (6,621,851)
     Decrease in other current liabilities                         (5,562,441)         (3,104,923)
                                                                -------------        ------------

Net cash used in operating activities                             (10,244,235)         (1,534,770)
                                                                -------------        ------------

Cash flows from investing activities:
     Proceeds from sale of subsidiary assets                      128,508,377                   0
     Proceeds from sale leaseback of equipment                      3,470,000                   0
     Decrease in restricted cash                                       95,569           3,910,440
     Capital expenditures                                          (4,369,535)        (23,305,588)
                                                                -------------        ------------

Net cash provided by (used in) investing activities               127,704,411         (19,395,148)
                                                                -------------        ------------

Cash flows from financing activities:
     Cash proceeds of long-term debt                               20,000,000           1,800,000
     Cash paid on long-term debt                                 (163,565,349)         (7,930,001)
                                                                -------------        ------------

Net cash used in financing activities                            (143,565,349)         (6,130,001)
                                                                -------------        ------------

Decrease in cash and short-term investments                       (26,105,173)        (27,059,919)

Cash and short-term investments,
  beginning of year                                                42,749,932          55,582,503
                                                                -------------        ------------

Cash and short-term investments,
  end of period                                                 $  16,644,759        $ 28,522,584
                                                                =============        ============

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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1995. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at June 30, 1996, the results of its operations for the three and nine month periods ended June 30, 1996 and 1995, the changes in stockholders' equity for the nine month period ended June 30, 1996, and cash flows for the nine month periods ended June 30, 1996 and 1995.

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

Approximately $5.7 million of the Company's consolidated cash and short-term investments is held by PHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $120.0 million principal amount 13-1/2% First Mortgage Bonds due 1998 ("13-1/2% Notes") of Pioneer Finance Corp. were issued, the proceeds of which were loaned to PHI.

In November 1995, the Company made an equity contribution of $15 million in cash to PHI, in accordance with terms of an agreement reached with holders of the 13 1/2% Notes pursuant to which the holders of the 13 1/2% Notes consented to the sale of the Hacienda and Sahara. In December 1995, the Pioneer used $3 million of such funds together with cash on hand to make the December 1, 1995 semi-annual interest payment on the 13 1/2% Notes of $5.6 million. In March 1996, the Pioneer used $8.6 million of such funds to acquire $10.2 million principal amount of 13 1/2% Notes and accrued interest thereon. The funds remaining from the equity contribution represent approximately $3.5 million of the $5.7 million of cash and short term investments held at the Pioneer and are restricted in use for debt service on the 13 1/2% Notes, repurchase of 13 1/2% Notes, capital expenditures at the Pioneer, and contribution to capital of a wholly-owned subsidiary of PHI that owns real property in Henderson, Nevada.

Approximately $3.6 million of the Company's consolidated cash and short term investments is held by SFHI and is subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115.0 million principal amount 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI were issued.

NOTE 4 - ASSETS HELD FOR SALE

On October 2, 1995, the Company sold substantially all of the assets of the Sahara for $128 million in cash and exchanged 22 acres of land, a portion of which was utilized by the Sahara as a parking lot, for 27 acres of land just south of the Sahara on Las Vegas Boulevard, on which a water theme park currently operates. The Company utilized approximately $122 million in proceeds to retire and defease the approximately $115 million outstanding principal amount of 12 1/8% Notes issued by Sahara Finance Corp ("12 1/8% Notes") and secured by the Sahara assets and to pay costs associated with the transaction, including approximately $6 million of costs associated with the defeasance of the 12 1/8% Notes. The net proceeds of approximately $6 million were added to working capital. The Company recorded a pre-tax gain of $40.8 million (net of the extinguishment of debt charge discussed in Note 7) on the sale in the quarter ended December 31, 1995.

NOTE 5 - LAND HELD FOR DEVELOPMENT

In connection with the acquisition of the 27 acre parcel, the Company assumed the operating lease under which a water theme park operates. The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the outstanding balance of the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $6.0 million as of June 30, 1996. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts. The 27 acre parcel was valued at approximately $22 million for purposes of the Sahara sale and is reported as land held for development in the June 30, 1996 consolidated balance sheet.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

In October 1995, the Company entered into an agreement to transfer its rights and obligations under contracts with members of Camperland, an existing recreational vehicle park (See Note 10 - Subsequent Events). Camperland is a recreational vehicle park located on approximately 14 acres of Hacienda property that, since August 31, 1995, has been operated by the Company under a lease with the new owners of the Hacienda.

In November 1995, the Company sold the Spirit of America barge vessel ("Spirit") for $3.3 million which approximated the carrying value of the Spirit in the consolidated balance sheet. The Spirit was acquired in connection with the Company's proposed development of a casino entertainment complex in Parkville, Missouri. Net proceeds of $3.2 million from the sale were added to general working capital.

In May 1996, the Company purchased from SFHI a 22 acre parcel of undeveloped land held by SFHI for approximately $2.85 million, which the Company and SFHI believe to be the fair market value of the property. The Company paid $2.0 million in cash and assumed an existing $850,000 note secured by the property. The $850,000 note maturity date of November 1996 was extended two years until November 1998. SFHI acquired the property in

November 1994 for a purchase price of $1.6 million. The intercompany gain on sale recorded by SFHI has been eliminated in the consolidated financial statements.

NOTE 7 - DEBT DUE UPON SALE OF ASSETS

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

NOTE 8 - LONG-TERM DEBT

In December 1995, the Company acquired $2.6 million principal amount of 10 1/4% Subordinated Debentures due 1998 (the "10 1/4% Debentures"). The Company retired $2.3 million principal amount of 10 1/4% Debentures to meet a sinking fund payment due in June 1996 and $300,000 to partially satisfy the sinking fund payment due in June 1997.

In January 1996, the Company completed the repurchase of an aggregate of $38.1 million principal amount of long-term debt, comprised of $25.6 million principal amount of 11% Notes and $12.5 million principal amount 13 1/2% Notes. The Company retired $5.6 million principal amount of the 11% Notes and the entire $12.5 million principal amount of the 13 1/2% Notes acquired. The Company financed the repurchase of debt with $7.5 million of working capital and the net proceeds of a private placement of $20 million principal amount of 12% Notes due 1999 (the "12% Notes") issued by the Company's subsidiary, Sahara Las Vegas Corp. In connection with these transactions, the Company satisfied a contingent obligation to make additional equity contributions to its subsidiary, PHI. In addition, in March 1996, the Company completed the repurchase of $10.2 million principal amount of 13 1/2% Notes and accrued interest thereon for $8.6 million. As a result of the January and March repurchases, at June 30, 1996 the outstanding balances of the 11% Notes and of the 13 1/2% Notes were approximately $99.4 million and $60.0 million, respectively. The Company recorded an extraordinary gain of approximately $7.9 million after tax related to the debt repurchases in the quarter ended March 31, 1996.

The 12% Notes are secured by, among other things, the Company's 27 acre parcel of real property on the Las Vegas Strip and $20 million principal amount of the 11% Notes acquired. The 12% Notes are guaranteed by the Company. Interest is payable semi-annually on June 30 and December 31, and principal payments of $500,000 are due December 31, 1996, 1997 and 1998. In addition, pursuant to the 12% Note Agreement, if, as of the end of any quarter commencing with the quarter ending

December 31, 1997, SFHI Cash Flow (as defined in the 12% Note Agreement) for the preceding four quarter period is less than $13.5 million, the Company will be required to redeem $3.5 million principal amount of 12% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest thereon. Such obligation, if it arises, will be reduced-on-a-dollar for dollar basis to the extent that, during the period in which the Company is so required to repurchase 12% Notes, the Company acquires 11% Notes and pledges such acquired 11% Notes as additional collateral for the 12% Notes or contributes the acquired 11% Notes to SFHI and causes the contributed SFHI Notes to be canceled. The Company may, at its option, exclude a fiscal quarter from the calculation of SFHI Cash Flow if SFHI undertakes certain capital expenditures in such quarter and provides notification under the 12% note agreement.

In May 1996 pursuant to the 12% Note Agreement under which Sahara Las Vegas Corp. issued the 12% Notes, the Company made a capital contribution to the SFHI in the amount of $3 million.

In February 1996, SFHI prepaid in full the $1.6 million principal balance on its working capital loan agreement. The working capital loan agreement required monthly principal and interest payments of $157,000 and matured in December 1996.

In May 1996, the Company purchased from SFHI a 22 acre parcel of undeveloped land held by SFHI for approximately $2.85 million, which the Company and SFHI believe to be the fair market value of the property. The Company paid $2.0 million in cash and assumed an existing $850,000 note secured by the property. The $850,000 note maturity date of November 1996 was extended two years until November 1998.

SFHI and SNC have modified the 12 1/8% affiliate note due August 1996 from SFHI in favor of SNC, pursuant to which the maturity date is extended to December 31, 1997, monthly principal and interest payments are eliminated and partial prepayments are allowed. The outstanding principal amount of the affiliate note at June 30, 1996 was $5.0 million.

NOTE 8 - LEASES

In February 1996, the Company completed a $1.75 million sale leaseback transaction with respect to gaming equipment at the Santa Fe. The lease requires an approximate $70,000 per month rental payment over a 24 month term. In May 1996, the Company completed a $1.835 million sale leaseback transaction with respect to gaming equipment at the Santa Fe. The lease requires an approximate $75,000 per month payment over a 24 month term. In conjunction with the transactions, the Company deferred a $950,000 net gain which will be recognized over the lease term.

In June 1996, the Company completed a $1.4 million lease transaction with respect to a new slot tracking system at the Santa Fe. The lease requires an approximate $39,500 per month over a 36 month term.

NOTE 9 - INVESTMENT

In February 1996, the Company acquired a 50% equity interest for $175,000 in a restaurant/tavern operation in northwest Las Vegas, Santa Fe Mining Company, L.L.C. ("Santa Fe Mining"). The Company and its partner have guaranteed a $850,000 loan incurred to finance construction and equipment and a $100,000 working capital line of credit. The restaurant/tavern opened July 1, 1996. In August 1996, the Company received final approval for a restricted gaming license for the Santa Fe Mining location.

NOTE 10 - SUBSEQUENT EVENTS

In July 1996, the Company entered into an amended agreement with an existing recreational vehicle park relating to the relocation of Camperland operations. Pursuant to the amended agreement, the Company paid approximately $2.3 million to transfer its rights and obligations under contracts with members of Camperland. The Company is obligated to make an additional payment of $750,000 in the event the owners of the existing park relocate the Camperland membership to a mutually acceptable new location. The Company received a First Deed of Trust on 14 acres of vacant land owned by the existing park to secure performance of the existing park's operators in connection with the assumption of the Camperland contracts. By July 31, 1996 the Camperland operations were moved to the new park and the lease with the new owners of Hacienda was terminated. As a result of the termination of the Hacienda lease prior to February 1997, the Hacienda owners paid the Company approximately $350,000.

In July 1996, the Company entered into an agreement to sell for $3.6 million in cash an undeveloped 40 acre parcel of land located approximately eight miles south of the Hacienda on Las Vegas Boulevard South. This land was acquired for $2.4 million in September 1995 as a potential location to relocate the Camperland membership. The sale is subject to certain conditions which must be met by August 31, 1996 with final closing to occur on or before September 10, 1996.

NOTE 11 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the nine-month period ended June 30, 1996 and 1995 is presented below:


                                               1996          1995
                                               ----          ----
Operating Activities:
 Cash paid during the period
 for interest, net of amount
 capitalized of $4,194,406
 for 1995                                   $25,400,475   $39,669,169
                                            ===========   ===========

Investing and Financing Activities:
 Land acquired in exchange of assets        $21,504,400
                                            ===========

13.  Supplemental Statement of Subsidiary Information-
     For The Nine Months Ended June 30, 1996 and 1995


     The Company's primary operations are in the hotel/casino industry and in fiscal year 1996 are conducted through PHI and SFHI, and in fiscal 1995 were conducted through SNC, HHI, PHI and SFHI. The Company sold substiantially all the assets of the Hacienda in August 1995 and the Sahara in October 1995. "Other" below includes financial information for SNC, HHI and the Company's other operations before eliminating entries. In addition to the financial information for the nine months ended June 30, 1996 and 1995, as set forth in the table below (dollars in thousands), see notes 2, 5, 7 and 8 for additional discussion of subsidiary operations.


                                 Year        PHI         SFHI      Other     Eliminations     TOTAL
                                 ----        ---         ----      -----     ------------     -----
Operating revenues               1996     $ 34,543    $ 47,101    $ 45,632     ($3,419)      $123,857
                                          ========    ========    ========     =======       ========

                                 1995     $ 35,244    $ 50,095    $108,185     ($4,009)      $189,515
                                          ========    ========    ========     =======       ========


Operating Income (loss)          1996     $  2,488    $  3,323    $ 41,065     ($1,916)      $ 44,960
                                          ========    ========    ========     =======       ========

                                 1995     $  4,877     ($6,810)   $  5,214       ($240)      $  3,041
                                          ========    ========    ========     =======       ========


Interest Expense                 1996     $  7,295    $ 10,231    $  1,861       ($671)      $ 18,716
                                          ========    ========    ========     =======       ========

                                 1995     $ 10,405    $ 10,125    $ 13,440       ($239)      $ 33,731
                                          ========    ========    ========     =======       ========


Depreciation and Amortization    1996     $  4,518    $  6,254    $     96           0       $ 10,868
                                          ========    ========    ========     =======       ========

                                 1995     $  3,836    $  6,863    $ 10,675           0       $ 21,374
                                          ========    ========    ========     =======       ========


Capital Expenditures             1996     $  1,025    $  3,079    $    266           0       $  4,370
                                          ========    ========    ========     =======       ========

                                 1995     $  3,644    $ 17,174    $  2,488           0       $ 23,306
                                          ========    ========    ========     =======       ========


Identifiable Assets              1996     $134,524    $ 84,320    $ 19,688     ($1,245)      $237,287
                                          ========    ========    ========     =======       ========

                                 1995     $ 98,233    $117,131    $227,848           0       $443,212
                                          ========    ========    ========     =======       ========

14.  Supplemental Statement of Subsidiary Information
     For The Three Months Ended June 30, 1996 and 1995

     The Company's primary operations are in the hotel/casino industry and in fiscal year 1996 are conducted through PHI and SFHI, and in fiscal 1995 were conducted through SNC, HHI, PHI and SFHI. The Company sold substiantially all the assets of the Hacienda in August 1995 and the Sahara in October 1995. "Other" below includes financial information for SNC, HHI and the Company's other operations before eliminating entries. In addition to the financial information for the three months ended June 30, 1996 and 1995, as set forth in the table below (dollars in thousands), see notes 2, 5, 7 and 8 for additional discussion of subsidiary operations.


                               Year       PHI         SFHI         Other      Eliminations     TOTAL
                               ----       ---         ----         -----      ------------     -----
Operating revenues             1996     $11,107     $  15,597     $ 1,314       ($2,068)      $  25,950
                                        =======     =========     =======       =======       =========

                               1995     $11,734     $  16,945     $36,184       ($1,322)      $  63,541
                                        =======     =========     =======       =======       =========


Operating Income (loss)        1996     $   365     $     913       ($162)      ($1,486)          ($370)
                                        =======     =========     =======       =======       =========

                               1995     $ 1,184      ($12,448)    $   958          ($81)       ($10,387)
                                        =======     =========     =======       =======       =========


Interest Expense               1996     $ 2,076     $   3,322     $   609         ($241)      $   5,766
                                        =======     =========     =======       =======       =========

                               1995     $ 3,468     $   3,456     $ 4,517          ($80)      $  11,361
                                        =======     =========     =======       =======       =========


Depreciation and Amortization  1996     $ 1,507     $   1,994     $    32             0       $   3,533
                                        =======     =========     =======       =======       =========

                               1995     $ 1,372     $   2,382     $ 3,577             0       $   7,331
                                        =======     =========     =======       =======       =========


Capital Expenditures           1996     $   197     $     750     $     0             0       $     947
                                        =======     =========     =======       =======       =========

                               1995     $   357     $   2,375     $   807             0       $   3,539
                                        =======     =========     =======       =======       =========

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Santa Fe Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Santa Fe Gaming Corporation ( formerly Sahara Gaming Corporation) and subsidiaries (the "Company") as of June 30, 1996, the related consolidated condensed statements of operations for three-month and nine-month periods ended June 30, 1996 and 1995, stockholders' equity for the nine-month period ended June 30, 1996 and of cash flows for the nine-month periods ended June 30, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Santa Fe Gaming Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity and of cash flows for the year then ended (not presented herein); and in our report dated December 16, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 12, 1996

                          SANTA FE GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Nine Months Ended June 30, 1996 and 1995
- ----------------------------------------------------------------


CONSOLIDATED

Santa Fe Gaming Corporation (the "Company") sold substantially all the assets of the Hacienda Hotel and Casino (the "Hacienda") in August 1995 and of the Sahara Hotel and Casino (the "Sahara") in October 1995. Accordingly, consolidated results of operations for the nine months ended June 30, 1996 are not comparable to the same period in the prior year.

Consolidated revenues for the nine month period ended June 30, 1996 were $123.9 million, a $65.6 million or 34.6% decrease from $189.5 million for the same period in fiscal 1995. Revenues in the current period include $40.8 million gain on the sale of substantially all the assets of the Sahara. The Hacienda and Sahara contributed $103.9 million in the prior year revenues. Revenues at the Santa Fe Hotel and Casino (the "Santa Fe") and Pioneer Hotel and Gambling Hall (the "Pioneer") decreased $3.0 million and $700,000, respectively, when compared to the prior year period.

Consolidated operating income for the nine month period ended June 30, 1996 was $45.0 million, a $41.9 million or 1,378.4% increase from $3.0 million for the same period in fiscal 1995. Included in operating income in the current period is a $40.8 million gain on the sale of substantially all the assets of the Sahara and in the prior year is a $14.9 million write-down of development costs. The Hacienda and Sahara contributed $5.8 million in the prior year to operating income. Operating income at the Santa Fe, excluding the write-down of development costs, decreased $4.8 million and at the Pioneer decreased $2.4 million, in the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995.

Consolidated interest expense for the nine month period ended June 30, 1996 was $18.7 million, a $15.0 million decrease compared to $33.7 million for the same period in fiscal 1995. The Hacienda and Sahara contributed $11.1 million to the prior year interest expense. Interest expense increased by $100,000 at the Santa Fe and decreased by $3.1 million at the Pioneer in the 1996 period.

Consolidated income before income taxes and extraordinary item for the nine month period ended June 30, 1996 was $26.2 million, a $56.9 million increase compared to a loss of $30.7 million in the same period in the prior year. The increase in the current period resulted from a $40.8 million gain on the sale of substantially all the assets of the

Sahara in the current year and a $14.9 million write-down of development costs reported in the prior year. The Hacienda and Sahara were responsible for $5.8 million of the $30.7 million net loss before income taxes and extraordinary item in the prior year. The loss before income taxes and extraordinary item at the Santa Fe decreased $10.0 million to $6.9 million in the nine month period ended June 30, 1996 compared to the prior year period in which the loss was $16.9 million. The Pioneer recorded a loss before income taxes and extraordinary item of $4.8 million, a $700,000 improvement from the $5.5 million loss before income taxes recorded in the prior year period.

In January and March 1996, the Company completed the repurchase of an aggregate of $48.3 million principal amount of long-term debt, comprised of $25.6 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") and $22.7 million principal amount 13 1/2% First Mortgage Bonds due 1998 ("13 1/2% Notes"). As a result, the Company recorded an extraordinary gain of $7.9 million after tax related to the debt repurchase in the quarter ended March 31, 1996.


SANTA FE

Revenues at the Santa Fe decreased 6.0%, or $3.0 million, in the nine months ended June 30, 1996 to $47.1 million as compared to $50.1 million in the same period in the prior year. Included in revenues in the current period is approximately a $1.2 million intercompany gain on the sale of land. Casino revenues decreased 9.0%, or $3.4 million, to $34.7 million from $38.1 million, comprised of decreases in slot revenue of 8.4%, or $2.7 million, and table game revenue of 16.7%, or $700,000. Management believes the decrease is due primarily to increased competition resulting from the opening of two competing facilities within five miles of the Santa Fe in December 1994 and July 1995, the expansions of the two competing facilities which opened in April and May 1996 and by restricted access to the property, beginning in April 1996, during construction of an interchange next to the property that is expected ultimately to improve traffic flow to the property.

Operating expenses decreased by 23.1%, or $13.1 million. In the prior year, the Santa Fe recorded a $14.9 million write-down of development costs. Excluding the write-down, operating expenses increased 4.2% or $1.8 million. Casino expenses increased by 8.4%, or $1.3 million, primarily due to increased payroll and other costs, in the first three months of the current year, associated with operating an additional 15,000 square feet of casino space and increased promotional costs incurred as a result of the expanding competition in the area. Selling, general and administrative expenses increased 14.0%, or $800,000, primarily as a result of increased advertising and promotional costs. Rent expense increased $300,000 due to the lease of slot equipment. A decrease in depreciation and amortization of 8.9% or $600,000, was due to equipment placed in service at the opening of the Santa Fe in February 1991 being fully depreciated, and the sale of slot equipment. Operating income decreased $4.8 million or 58.9% to $3.3 million in 1996 from $8.1 million in 1995 excluding a $14.9 million write-down of development costs.

Interest expense increased $100,000, or 1.0% to $10.2 million in 1996 compared to $10.1 million in 1995. The increase is primarily due to the expensing of interest costs on approximately $32 million of debt commencing in July 1995, which were previously capitalized in connection with the development of the Company's proposed Parkville project. This increase was partially offset by the retirement of $21 million principal amount of 11% Notes in July 1995 pursuant to the terms of a repurchase offer and the retirement of $5.6 million principal amount of 11% Notes acquired in January 1996.

PIONEER

Revenues at the Pioneer decreased 2.0%, or $700,000, to $34.5 million. Casino revenues were $30.3 million in 1996, representing a decrease of 2.7%, or $900,000, comprised of a decrease in slot revenue of 4.1%, or $1.1 million, offset by an increase of 3.5% or $100,000 in table games revenues, and 19.3%, or $100,000 in other gaming revenues. The decrease in the fiscal 1996 period is believed to be primarily due to the continued competitive gaming market environment in and around Laughlin, including Indian gaming facilities operating in Arizona and Southern California.

Operating expenses increased $1.7 million or 5.6% to $32.1 million. Casino expenses increased 2.6%, or $400,000, primarily due to increased promotional expenses. Selling, general and administrative expenses increased 16.0%, or $500,000, primarily as a result of increased advertising and promotional costs. Increases in depreciation and amortization expenses of 17.8% or $700,000 were related to the expansion project completed in December 1994. Accordingly, operating income decreased by 49.0% or $2.4 million, to $2.5 million in fiscal 1996 from $4.9 million in fiscal 1995.

Interest expense decreased $3.1 million or 29.9% to $7.3 million in 1996 compared to $10.4 million in 1995, primarily due to the repurchase of $20.0 million principal amount of 13 1/2% Notes in September 1995, and $22.8 million principal amount of 13 1/2% Notes in January and March 1996.

Three Months Ended June 30, 1996 and 1995
- -----------------------------------------

CONSOLIDATED

As a result of the sale of substantially all the assets of Hacienda in August 1995 and of the Sahara in October 1995, consolidated results of operations for the three months ended June 30, 1996 are not comparable to the same period in the prior year.

Consolidated revenues for the three month period ended June 30, 1996 were $26.0 million, a $37.6 million or 59.1% decrease from $63.5 million for the same period in fiscal 1995. The Hacienda and Sahara contributed $34.7 million to the prior year revenues. Revenues at the Santa Fe and Pioneer decreased $1.3 million and $600,000, respectively, when compared to the prior year period.

Consolidated operating loss for the three month period ended June 30, 1996 was

$400,000, a $10.0 million or 96.4% decrease from $10.4 million for the same period in fiscal 1995. The Hacienda and Sahara contributed $1.0 million in the prior year to operating income. Operating income increased $13.4 million or 107.3% to $900,000 at the Santa Fe and decreased $800,000 or 69.1% to $400,000 at the Pioneer in the three months ended June 30, 1996 compared to the three months ended June 30, 1995.

Consolidated interest expense for the three month period ended June 30, 1996 was $5.8 million, a $5.6 million decrease compared to $11.4 million for the same period in fiscal 1995. The Hacienda and Sahara contributed $3.8 million to the prior year interest expense. Interest expense decreased by $1.4 million and $100,000 at the Pioneer and Santa Fe, respectively, in the 1996 period.

Consolidated loss before income taxes and extraordinary item for the three month period ended June 30, 1996 was $6.1 million, a $15.6 million improvement compared to the loss of $21.7 million in the same period in the prior year.
The improvement in the current period resulted from a $14.9 million write-down of development costs in the prior year's quarter. The Hacienda and Sahara were responsible for $2.7 million of the $21.7 million loss before income taxes and extraordinary item in the prior year. The loss before income taxes and extraordinary item at the Santa Fe decreased by $13.5 to $2.4 million in the quarter ended June 30, 1996 compared to the prior year period in which the loss was $15.9 million due to the $14.9 million in write-down in the 1995 period. The Pioneer recorded a loss before income taxes and extraordinary item of $1.7 million, a $600,000 improvement from the $2.3 million loss before income taxes recorded in the prior year period.

SANTA FE

Revenues at the Santa Fe decreased 8.0%, or $1.3 million, in the three months ended June 31, 1996 to $15.6 million as compared to $16.9 million in the same period in the prior year. Included in revenues in the current period is approximately a $1.2 million intercompany gain on sale of land. Casino revenues decreased 15.9%, or $2.0 million, to $10.8 million from $12.9 million, comprised of decreases in slot revenue of 15.2%, or $1.7 million, of table game revenue of 16.5%, or $200,000, and of $200,000, or 26.3%, in other gaming revenues. The food and beverage departments posted a decrease in revenues of $300,000 or 13.2% over the same period in the prior year. Management believes the decreases are due primarily to increased competition and restricted access to the property due to construction of an interchange adjacent to the property.

Operating expenses decreased by 50.0%, or $14.7 million, to $14.7 million. In the prior year's quarter, the Santa Fe recorded a $14.9 million write-down of development costs. Excluding the write-down, operating expenses increased 1.3% or $200,000. Casino expenses increased by 3.8%, or $200,000, primarily due to increased promotional costs as a result of the expanding competition in the area. General and administrative expenses increased 3.3%, or $100,000 over the prior year period, primarily as a result of increased advertising and promotional costs. Rent expense increased $300,000 due to the lease of slot equipment. A decrease in depreciation and amortization of 16.3% or $400,000, was due to the full depreciation of equipment placed in service at the opening of the Santa Fe in February 1991, and the sale of slot equipment. Accordingly, operating income increased $13.4 million or 107.3% to $900,000 in 1996 from a loss of $12.4 million in 1995.


PIONEER

Revenues at the Pioneer decreased 5.3%, or $600,000, to $11.1 million. Casino revenues were $9.5 million in 1996, representing a decrease of 6.7%, or $700,000. Slot revenue decreased $600,000 or 6.9% and table game revenues decreased $100,000 or 10.0%. The decrease in 1996 is believed to be primarily due to the continuing competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California.

Operating expenses increased $200,000 or 1.8% to $10.7 million. Casino expenses increased 1.8%, or $100,000, primarily due to increased promotional expenses. Selling, general and administrative expenses increased 12.9%, or $100,000, primarily as a result of increased advertising and promotional costs. Accordingly, operating income decreased by 69.1% or $800,000, to $400,000 in fiscal 1996 from $1.2 million in fiscal 1995.

Interest expense decreased $1.4 million or 40.1% to $2.1 million in 1996 compared to $3.5 million in 1995, primarily due to the repurchase of $20 million principal amount of 13 1/2% Notes in September 1995, and $22.8 million principal amount of 13 1/2% Notes in January and March 1996.


LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $3.2 million and $15.1 million for the three and nine months ended June 30, 1996, excluding a $40.8 million gain from the sale of the Sahara in the nine month period. In the prior year, EBITDA was an $11.8 million and $39.3 million for the three and nine month periods, excluding the $14.9 million write-down of development costs. In the prior year the Hacienda and Sahara contributed EBITDA of $4.4 million and $16.0 million for the three and nine month periods, respectively. The Company expects EBITDA for the balance of fiscal 1996 to be reduced compared to the prior year periods due to the sale of the Hacienda and Sahara, which contributed $17.9 million in the aggregate to EBITDA in fiscal 1995, exclusive of the gain on the sales of the Sahara and the Hacienda. Excluding EBITDA attributable to the Sahara and Hacienda, the Company's EBITDA in the current year declined $4.3 million and $10.0 million, respectively, in the three and nine month periods ended June 30, 1996. The current year decline is primarily due to the increased competition near the Santa Fe from a hotel casino that opened in July 1995. Additionally, management believes that Santa Fe's EBITDA in future periods may be adversely impacted as a result of expansions at its two closest competitors which expansions opened in April and May 1996. Furthermore, management believes that Santa Fe's results will be adversely impacted by restricted access to the property, during construction of an interchange (at US 95 and Rancho) next to the property. North bound access from US 95 was opened at the end of July 1996 and, the Company was advised by the Nevada Department of Transportation that south bound access is anticipated to reopen in the early part of 1997. Also, the Company was advised that construction work is planned during 1996 and 1997 at the intersection of Lone Mountain Road and US 95. The Company believes that when completed the construction work will ultimately improve traffic flow to the property.

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

Liquidity - Corporate - Approximately $10.0 million of the Company's current
- ---------------------
assets at June 30, 1996, including approximately $7.3 million of cash and short-term investments, was held by Corporate. Corporate had working capital of approximately $2.7 million at June 30, 1996.

Corporate's principal uses of cash are to satisfy the debt service on $9.0 million principal amount outstanding of the 10 1/4% Subordinated Debentures due 1998 (the "10 1/4% Debentures"); on a $5.8 million note payable to Sierra Construction due 1998 and on $20 million principal amount of 12% Notes due 1999 (the "12% Notes"). In addition, Corporate expects to incur costs in connection with evaluation and development of proposed projects and for professional services rendered to the parent company.

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

In October 1995, the Company entered into an agreement to transfer its rights and obligations under contracts with members of Camperland, a recreational vehicle park located on approximately 14 acres of Hacienda property that is operated by the Company under a lease with the new owners of the Hacienda, to an existing recreational vehicle park. In July 1996, the Company entered into an amended agreement with the existing recreational vehicle park. Pursuant to the amended agreement, the Company paid approximately $2.3 million to transfer its rights and obligations under contracts with members of Camperland. The Company is obligated to make an additional payment of $750,000 in the event the owners of the existing park relocate the Camperland membership to a mutually acceptable new location. The Company received a first deed of trust on 14 acres of vacant land owned by the existing park to secure performance of the existing park's operators in connection with the assumption of the Camperland contracts. By July 31, 1996 the Camperland operations were moved to the new park and the lease with the new owners of Hacienda was terminated. As a result of the termination of the Hacienda lease prior to February 1997, the Hacienda owners paid the Company approximately $350,000.

In July 1996, the Company entered into an agreement to sell for $3.6 million in cash an undeveloped 40 acre parcel of land located approximately eight miles south of the Hacienda on Las Vegas Blvd. South. This land was acquired for $2.4 million in September 1995 as a potential location to relocate the Camperland membership. The sale is subject to certain conditions which must be met by August 31, 1996 with final closing to occur on or before September 10, 1996.

In November, 1995, the Company filed an amended plan of reorganization and disclosure statement (the "Plan") for Treasure Bay Gaming and Resorts ("Treasure Bay") in the United States Bankruptcy Court (the "Court") for the Southern District of Mississippi. On May 10, 1996, the Court approved the Company's plan and disclosure statement for submission to a vote of creditors. At the same time, the Court approved two other competing plans, one by the noteholders of Treasure Bay Gaming and Resorts and one by Treasure Bay's management (the debtors). The Company's plan of reorganization for Treasure Bay contemplates that, subject to various conditions, the various classes of secured and unsecured creditors of Treasure Bay agree to accept modifications to, and reductions in outstanding amounts of, Treasure Bay's outstanding obligations and the Company make a cash equity contribution to acquire 100% of the equity interests in Treasure Bay. After submission of the three reorganization plans to creditors for a vote, both the debtor's reorganization plan and the Company's reorganization plan received sufficient votes in the appropriate classes to be submitted to the Court for possible confirmation. The noteholder plan was held in abeyance. The Court scheduled a hearing on August 5, 1996, to consider confirmation of the debtors' plan. In the event that the debtors' plan is confirmed, the Court would adjourn the proceeding without considering the Company's plan. The confirmation hearing began on August 5, 1996 and continued through August 9, 1996. On August 9, 1996, the Court continued the hearing for further proceedings scheduled to begin on August 22, 1996. No assurance can be given that the debtors' plan will not be confirmed or that the Company's plan will be considered for confirmation by the Court. Additionally, the Company may elect not to proceed with its plan or the Company may amend its plan resulting in changes to the amount and terms of debt of the reorganized debtor and equity ownership acquired. The Company is incurring and expects to continue to incur professional expenses and other expenses associated with legal proceedings involving Treasure Bay and the Company's investment in Treasure Bay.

Pursuant to the Note Purchase Agreement (the "12% Note Agreement") under which Sahara Las Vegas Corp. issued $20 million principal amount of 12% notes due November 15, 1999 (the "12% Notes"), if, as of the end of any quarter commencing with the quarter ending December 31, 1997, SFHI Cash Flow (as defined in the 12% Note Agreement) for the preceding four quarter period is less than $13.5 million, the Company will be required to redeem $3.5 million principal amount of 12% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest thereon. Such obligation, if it arises, will be reduced on the dollar for dollar basis to the extent that, during the period in which the Company is so required to repurchase 12% Notes, the Company acquires 11% Notes and pledges such acquired 11% Notes as additional collateral for the 12% Notes or contributes the acquired 11% Notes to SFHI and causes the contributed SFHI Notes to be canceled. The Company may, at its option, exclude a fiscal quarter from the calculation of SFHI Cash Flow if SFHI undertakes certain capital expenditures in such quarter and provides notification under the 12% Note Agreement.

SFHI and SNC have modified the 12 1/8% affiliate note due August 1996 from SFHI in favor of SNC, pursuant to which the maturity date is extended to December 31, 1997, monthly principal and interest payments are eliminated and partial prepayments are allowed. The outstanding principal amount of the affiliate note at June 30, 1996 was $5.0 million.

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

Liquidity - Santa Fe - The indenture under which the 11% Notes were issued
- --------------------
contains restrictions on payments to and investments in affiliates by SFHI, including the Company. As a result of these restrictions, all of the cash flow generated by SFHI is not currently and is not expected during the next twelve months to be available for distribution to the Company. Approximately $7.8 million of the Company's current assets, including approximately $3.6 million of cash and short term investments, were held by SFHI at June 30, 1996.

SFHI's principal uses of funds generated from operations are for interest payments on indebtedness and capital expenditures to maintain and improve the facility. Interest expense (net of debt discount amortization) for the nine month periods ended June 30, 1996 and 1995 was $9.2 million and $9.2 million, respectively. Santa Fe generated EBITDA of $9.8 million, including a $1.2 million intercompany gain on sale of land, for the nine months ended June 30, 1996, approximately 1.04 times interest expense (net of debt discount amortization), during the same period. (See Results of Operations -Revenues; Operating Expenses.) Management believes that EBITDA in future periods at the Santa Fe may be adversely impacted by recent expansions of two competitors which opened in April and May 1996 and by restricted access to the property beginning April 1996, during construction of an interchange (at US 95 and Rancho) next to the property. North bound access from US 95 was opened at the end of July 1996 and, the Company was advised by the Nevada Department of Transportation that south bound access is anticipated to reopen in the early part of 1997. Also, the Company was advised that construction work is planned during 1996 and 1997 at the intersection of Lone Mountain Road and US95. The Company believes that when completed the construction work will ultimately improve traffic flow to the property. In addition, EBITDA in future periods will be impacted by increased rental expense attributable to the leasing transactions (See Results of Operations).

Interest expense attributable to the 11% Notes is expected to increase in fiscal 1996 compared to fiscal 1995 as a result of the expensing of interest costs on approximately $32 million of debt commencing in July 1995, which were previously capitalized in connection with the development of the Company's proposed Parkville project. This increase was partially offset by the retirement of $21 million principal amount of 11% Notes in July 1995 pursuant to the terms of a repurchase offer and by the retirement of an additional $5.6 million principal amount of 11% Notes acquired in January 1996. (See Liquidity-Corporate, above). Capital expenditures for the nine month period ended June 30, 1996 and 1995 were $3.1 million and $14.4 million, respectively. The decrease is due to the expansion project completed in December 1994. (See Capital Expenditures below).

SFHI and SNC have modified the 12 1/8% affiliate note due August 1996 by SFHI in favor of SNC, pursuant to which the maturity date is extended to December 31, 1997, monthly principal and interest payments are eliminated and partial prepayments are allowed. The outstanding principal amount of the affiliate note at June 30, 1996 was $5.0 million.

Management believes that, based on operations for the nine months ended June 30, 1996 and available resources, barring unforeseen circumstances, SFHI will have sufficient cash resources to meet its operating requirements and debt service requirements through the twelve month period ending June 30, 1997. However, results for the three months ended June 30, 1996 were not as favorable as those for the nine month period. If operating results do not improve in the future compared to the third quarter ended June 30, 1996, management believes that SFHI may not have sufficient resources to meet its operating requirements and debt service requirements. In the event SFHI is unable to meet debt service payments through current operations and available resources, SFHI will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional permitted indebtedness.

Liquidity - Pioneer - The indenture under which the $120.0 million principal
- -------------------
amount of First Mortgage Notes due 1998 ("13-1/2% Notes") were issued contains restrictions on payments to and investments in affiliates by Pioneer Hotel Inc., including to the Company. As a result of these restrictions, all of the cash flow generated by PHI is not currently, and is not expected during the next twelve months to be, available for distribution to the Company. Approximately $8.0 million of the Company's current assets, including approximately $5.7 million of cash and short term investments, were held by PHI at June 30, 1996.

PHI's principal uses of funds are for interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense for the nine month period ended June 30, 1996 and 1995 was $7.3 million and $10.4 million, respectively. The Pioneer generated EBITDA of $7.0 million for the nine months ended June 30, 1996, approximately .96 times interest expense during the same period. (See Results of Operations -Revenues and Operating Expenses.) Interest expense attributable to the 13 1/2% Notes has decreased in 1996 compared to 1995 as a result of the retirement of an aggregate $42.8 million principal amount of 13 1/2% Notes. (See Liquidity - Corporate, above). Capital expenditures for the nine month period ended June 30, 1996 and 1995 were $1.0 million and $3.6 million, respectively. The decrease is due to the expansion project completed in December 1994. (See Capital Expenditures below).

Management believes that, based on current operations, and available resources, primarily equipment financing permitted under the 13-1/2% Note indenture, barring unforeseen circumstances, the Pioneer will have sufficient cash resources to meet its operating requirements and debt service requirements through the twelve month period ending June 30, 1997, although no assurance can be given to that effect. In the event PHI is unable to meet debt service payments through current operations and available resources, PHI will explore financing alternatives, including but not limited to refinancing or modification of existing indebtedness, and the incurrence of additional permitted indebtedness.

Capital Expenditures  - In the nine-month period ended June 30, 1996, the
- --------------------
Company incurred approximately $4.4 million of capital expenditures, of which approximately $1.2 million is attributable primarily to corporate administrative office improvements at the Santa Fe and $175,000 is attributable to improvements to the river side walk at the Pioneer.

Debt Obligations  - For the remaining three months of fiscal 1996 and for fiscal
- -----------------
year 1997, scheduled maturities of long-term debt due to third parties are $300,000 and $3.8 million, respectively, representing primarily principal amortization payments under notes payable and capital leases. The scheduled maturities applicable in fiscal 1996 and 1997 are $100,000 and $400,000 at the Santa Fe and $100,000 and $300,000 at the Pioneer respectively.

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

Related Parties -  LICO, a company wholly-owned by Mr. Lowden, Chairman of the
- ---------------
Board, Chief Executive Officer and 51% stockholder of the Company, borrowed $476,000 from

Hacienda Hotel Inc., pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was $623,000 as of June 30, 1996. The demand loan to LICO bears interest at 2% over the prime rate.

In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. In July 1996, Mr. Lowden prepaid $1.9 million principal amount of the loan balance. At July 31, 1996, the principal balance of the loan was approximately $927,000. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.

Private Securities Litigation Reform Act
- ----------------------------------------

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability, plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service and ability, financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.

Effects of Inflation
- --------------------

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel and contract sales operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

                          SANTA FE GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has previously reported that from August 1994 to October 1995, complaints alleging unlawful interference by the Company with employee and union rights under the National Labor Relations Act were filed with the National Labor Relations Board (the "NLRB") by several unions relating to the Sahara, Hacienda, Santa Fe and Pioneer, including allegations of unilateral changes in terms and conditions of employment at Santa Fe. Hearings before administrative law judges of the NLRB involving the Santa Fe commenced January 29, 1996. In order to avoid the substantial cost of continuing the hearings, the Company, the NLRB and the unions at the Santa Fe reached the following settlement with respect to the various complaints. Complaints that the Santa Fe interfered with protected union activity have been informally settled. The settlement agreement states the Santa Fe does not admit it has violated the law, but provides for the posting of a Notice to Employees for 60 days at the Santa Fe, stating in substance that the employer will not interfere with the employees rights to engage in concerted or union activities and does not require payment by the Santa Fe of any monies. Another complaint based upon the unions' disputed claim to be the bargaining representative of certain Santa Fe employees has by agreement with the NLRB and the unions been put on hold pending the resolution of SFHI's appeal to the United States Court of Appeals for the District of Columbia (Washington, D.C.). If that appeal is decided in SFHI's favor, the complaint will be dismissed with respect to that matter, the results of the election will be voided and SFHI will not be required to bargain with the unions. If the appeal is decided in the unions' favor, their right to bargain will be acknowledged by SFHI. In that event, SFHI will restore wages or benefits employees may have lost, if any, in connection with events referred to in that complaint.

It is possible that after reviewing the record and hearing oral arguments which are scheduled for October 7, 1996, the Court of Appeals may remand the case to the NLRB with directions that the NLRB decide whether the unions' use of a voter eligibility list during the election was lawful or unlawful. That conduct by the unions and the NLRB's failure to review it are the bases for the Santa Fe's appeal.

The only Complaints that continue to be litigated deal with the Santa Fe's contention that the solicitation, including handbilling by off-duty employees at certain entrance to the Santa Fe, is prohibited by Santa Fe's no solicitation policies; and the unions' claim that their handbills can be distributed by off-duty employees anywhere on the Santa Fe property.

On February 13, 14, 15 and May 28, 1996, a hearing was conducted by a NLRB Administrative Law Judge in respect to complaints alleging interference by the Pioneer Hotel & Gambling Hall with employee rights protected by federal law which are in substance that the employer will not interfere with the employees federal protected rights to engage in concerted or union activities. Management believes the complaints are without merit, and intends to vigorously defend against the allegations. During the course of the hearing, one complaint was amended to include the discharge of a manager. Should the complaints ultimately be decided adversely to the Pioneer, the Pioneer would be required to make certain employees whole for wages and benefits they may have lost related to the allegations of the complaints and the manager would be entitled to reinstatement, backpay and benefits, less monies he earned from the date of discharge to reinstatement or rejection of an unconditional offer thereof. Post hearing briefs were filed and the case has been submitted for decision and recommended order which has not as yet been issued.

NLRB complaints involving the Sahara and Hacienda alleging interference with employees' protected rights were withdrawn shortly after the sale by the Company of those properties. However, pursuant to agreements with the purchasers, the Company is responsible for NLRB complaints issued against the Sahara and Hacienda alleging the decision by those properties several months prior to the sales to discontinue wage deductions for dues payable by employees to Culinary Workers Local 226 and Bartenders Local 165, was unlawful. Management believes those Complaints are without merit and is vigorously defending against the allegations. On May 13, and 14, 1996, a hearing on the Complaint was conducted by a NLRB Administrative Law Judge. Post hearing briefs were filed and the case has been submitted for decision and recommended order which has not as yet been issued. If it is ultimately determined the Company improperly ceased such deductions, the Company would be required to pay the difference between dues owed by employees and dues voluntarily paid during the periods in question.

In the previously disclosed consolidated legal proceedings of Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al. and the separate legal proceeding of Schrier v. Caesar's World, Inc., et al., the plaintiffs' class certification motion has been denied, with no leave to amend, and the complaints in the consolidated Poulos and Ahern cases were dismissed without prejudice. The plaintiffs have filed amended complaints in the consolidated cases.

Item 2 - Changes in Securities

              None

Item 3 - Defaults Upon Senior Securities

              None

Item 4 - Submission of Matters to a vote of Security Holders

              None

Item 5 - Other Information

              None

Item 6 - Exhibits and Reports on Form 8-K

              A.   Exhibits:

                   10.129 Master lease agreement by and between PDS Financial Corporation and Santa Fe Hotel, Inc. dated May 30, 1996.

                   10.130 Lease schedule No. 1 by and between PDS Financial Corporation and Santa Fe Hotel, Inc. dated May 30, 1996.

                   10.131 Purchase/Renewal option by and between PDS Financial Corporation and Santa Fe Hotel, Inc. dated May 30, 1996.

                   10.132 Amended and Restated Hacienda Adventure Club Acquisition and Assignment Agreement by and among Hacienda Hotel Inc., Resorts Marketing International, Alpine - Oasis Membership, LLC. and Brett Torino date July 18, 1996.

                   10.133 Guaranty of Payment and Performance (Sahara Gaming Corporation) dated July 18, 1996.

                   10.134 Guaranty of Payment and Performance (Oasis Las Vegas Motor Coach Park, L.P.) dated July 24, 1996.

                   23       Consent of Deloitte & Touche LLP

                   27       Financial Data Schedule

              B.   Reports

                   None

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                  SANTA FE GAMING CORPORATION, Registrant



                                  By: /s/ Thomas K. Land
                                      -----------------------------------------
                                      Thomas K. Land, Chief Financial Officer


Dated: August 13, 1996

Santa Fe Gaming Corporation
Las Vegas, Nevada

We have made a review, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Santa Fe Gaming Corporation and subsidiaries for the periods ended June 30, 1996 and 1995, as indicated in our report dated August 12, 1996 because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated by reference in Registration Statement No. 33-44700 on Form S-8 and in post-effective Amendment No. 1 to Registration Statement No. 33-7053 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that act.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 12, 1996