Form 10-K
period 1996-09-30
SANTA FE GAMING CORP
filed 1996-12-30
CIK 812482

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   X      Annual report pursuant to Section 13 or 15(d) of the Securities
  ---     Exchange Act of 1934 for the fiscal year ended September 30, 1996 or

          Transition report pursuant to Section 13 or 15(d) of the Securities
  ---     Exchange Act of 1934

                        COMMISSION FILE NUMBER:  1-9481


                          SANTA FE GAMING CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)

                 Nevada                                  88-0304348
      -------------------------------           ------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

         4949 N. RANCHO DR., LAS VEGAS, NEVADA                    89130
-------------------------------------------------------------------------------
    (Address of principal Executive Office)                       (Zip Code)

Registrant's telephone number, including area code:  (702) 658-4300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                                 NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:                              ON WHICH REGISTERED:
-------------------                              ----------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE           AMERICAN STOCK EXCHANGE
EXCHANGEABLE REDEEMABLE PREFERRED STOCK          AMERICAN STOCK EXCHANGE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
                                     ----
                               (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X No
                                              ---    ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. _______

          The number of shares of common stock outstanding as of December 27, 1996, was 6,195,356. The market value of the common stock held by nonaffiliates of the Registrant as of December 27, 1996, was approximately $3,705,718. The market value was computed by reference to the closing sales price of $1.3125 per share of common stock on the American Stock Exchange as of December 27, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE:

PART III HEREOF INCORPORATES BY REFERENCE PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON FEBRUARY 21, 1997 (TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER SEPTEMBER 30,
1996).

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                   ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                         YEAR ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                    PART I

                                                                                    Page
                                                                                   -----

Item 1.   Business..................................................................   3
               General..............................................................   3
               Hotel and Casino Operations..........................................   3
               Development Opportunities............................................   5
               Nevada Regulations and Licensing.....................................   6
Item 2.   Properties................................................................   9
Item 3.   Legal Proceedings.........................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders.......................  12

                                    PART II

Item 5.   Market for the Registrants Common Stock and Related
           Security Holder Matters..................................................  12
Item 6.   Selected Financial Data...................................................  13
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................  12
Item 8.   Financial Statements and Supplementary Data...............................  23
Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.....................................................  45

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........................  46
Item 11.  Executive Compensation....................................................  46
Item 12.  Security Ownership of Certain Beneficial Owners and Management............  46
Item 13.   Certain Relationships and Related Transactions...........................  46

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  46

                                    PART I

Item 1.   Business
          --------

                                    GENERAL

     Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993.
The Company's primary business operations are currently conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("Santa Fe Inc.") and Pioneer Hotel Inc. ("Pioneer Inc.") (the "Operating Companies"). Santa Fe Inc. owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and Pioneer Inc. owns and operates the Pioneer Hotel & Gambling
Hall (the "Pioneer") in Laughlin, Nevada.   In addition, the Company owns real
estate parcels on Las Vegas Boulevard and in Henderson, Nevada, for future development opportunities. The Company through its wholly-owned subsidiaries, Hacienda Hotel Inc., ("Hacienda Inc.") and Sahara Nevada Corp., ("Sahara Nevada") owned and operated the Hacienda Resort Hotel and Casino (the "Hacienda") and the Sahara Hotel and Casino (the "Sahara"), but sold substantially all of the assets related to those hotel-casinos in August 1995, and October 1995, respectively.

     The principal executive office of the Company is located at 4949 N. Rancho Dr., Las Vegas, Nevada 89130 and the telephone number is (702) 658-4300.

                          HOTEL AND CASINO OPERATIONS

     The Company's primary business operations are in the gaming industry and are conducted at the Santa Fe property in Las Vegas, Nevada and the Pioneer property in Laughlin, Nevada.

DESCRIPTION OF THE HOTEL-CASINOS

     The Santa Fe is located on a 40-acre site in the northwest part of Las Vegas, approximately nine miles from the north end of the Las Vegas Strip. The target clientele are residents of northwest Las Vegas and, to a lesser extent, residents of the entire Las Vegas Valley. The Company also owns a 22-acre tract of property located adjacent to the Santa Fe.

     The Santa Fe features 200 standard hotel rooms, an 85,000 square foot casino, an ice skating arena, a 60-lane bowling center, three themed restaurants, a dedicated bingo room, a race book and other public areas. Additionally, the Santa Fe includes a coffee shop, buffet, five full service bars and a lounge area that features live entertainment.

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

     The Pioneer hotel-casino complex was built in 1982 in a classical western architectural style. The Pioneer is comprised of four buildings. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. An aggregate of 417 motel rooms are housed in the three remaining buildings. The complex amenities include a special events area, coffee shop/buffet, two bars, snack bar, and gift shop. A partial second floor in the main building houses a gourmet restaurant, administrative offices and banquet rooms.

REVENUES

     The primary source of revenues to the Company's hotel-casinos is gaming, which represented 78.6% in 1996, 61.4% in 1995, and 61.3% in 1994 of total revenues, excluding gain on sale of assets, in the respective fiscal years. The following table sets forth information regarding the approximate number of licensed games and gaming devices of the Santa Fe and the Pioneer as of September 30, 1996:

                      Santa Fe         Pioneer         Total
                      --------         -------         -----
Slot Machines            1,874             905         2,779
Blackjack ("21")            18              10            28
Craps                        2               2             4
Roulette                     2               1             3
Poker and Pan                5               6            11
Race/Sports Book             1              --             1
Keno                         1               1             2
Bingo                        1              --             1
Other                        4               2             6

     The Santa Fe's target market is primarily the residents of northwest Las Vegas, visitors to the local area, local businesses, and hockey and bowling leagues. The Santa Fe emphasizes its convenient location, the southwestern theme and its broad range of amenities, including a 60 lane bowling center and an ice skating arena. The occupancy rate at the Santa Fe for the last three fiscal years was 93.0% in fiscal 1996, 96.0% in fiscal 1995 and 96.9% in fiscal 1994.

     The Santa Fe implemented an automated player tracking system in December 1995. The "Desert Fortune Player Club" at the Santa Fe was established to encourage repeat business from frequent and active slot and bingo customers. The Desert Fortune Player Club offers members points for slot machine and bingo play, which can be redeemed for cash as well as food, beverage, and rooms at the Santa Fe. The automated player tracking system used for the Desert Fortune Player Club is designed to allow the Santa Fe to more precisely track play and more efficiently reward frequent players, and to enhance management's ability to better market directly to different segments of the Santa Fe customer base.

     The Pioneer has two predominant market segments. A majority of Pioneer players come from the local area around Laughlin. The Pioneer also attracts a drive-in market of gamblers from Southern California and Arizona. The Pioneer's focus is on a direct marketing strategy emphasizing the property's unique atmosphere and attractive prices. The Pioneer has experienced a decrease in occupied room nights in each of the last three fiscal years with an occupancy rate of 84.8%, 86.3% and 88.8%, respectively, in fiscal years 1996, 1995, and 1994.

     The Pioneer has an automated slot player tracking system. The "Round-Up Club" at the Pioneer was established to encourage repeat business from frequent and active slot customers. The Round-Up Club offers members points for slot machine play that can be redeemed for cash, as well as gifts, rooms, and food and beverages at the Pioneer.

MANAGEMENT AND PERSONNEL

     At September 30, 1996, the Company employed 26 administrative personnel, and the Santa Fe and the Pioneer employed 1,185, and 838 persons, respectively.

     A union representation election was held at the Santa Fe in 1993 by the Teamsters, Operating Engineers, Culinary and Bartenders unions, in which the unions received the majority of the votes cast. Santa Fe Inc. filed objections to the election and an unfair labor practice charge. In July 1995, an administrative law judge ruled in favor of the unions with respect to the election and the unfair labor practice charges, and recommended that the unions be certified by the National Labor Relations Board ("NLRB") as a bargaining agent for certain of the Santa Fe employees. The unions were subsequently certified by the NLRB. Following Santa Fe Inc.'s refusal to bargain because of its belief that the certification was in error, in November 1995, the NLRB issued a bargaining order which Santa Fe Inc. appealed to the U.S. Court of Appeals for the District of Columbia. The appeal was denied in October 1996. As a result, Santa Fe Inc. has recognized its obligation to bargain with the unions and is preparing to negotiate a collective bargaining agreement with them.

     As a result of the Santa Fe's obligation to bargain with the unions, operating expenses may increase. In addition, the unions are continuing organizing efforts at the Pioneer. If those efforts are successful, operating expenses may increase at the Pioneer. In the event negotiations between the Santa Fe and the unions fail to produce an agreement and the unions call a strike, or if the union calls a strike at the Pioneer in support of its organizing or bargaining efforts, operating revenues may be reduced, which, in turn, could have a material adverse effect on the Company and on its financial condition and results of operation.

     Both the Santa Fe and the Pioneer continue to be the target of a union boycott in which the unions ask that the public not patronize the properties. Management is unable to determine the impact, if any, of the union boycott.

COMPETITION

     In Las Vegas, Nevada, hotels and gambling casinos compete primarily in three areas: on or near the Las Vegas Strip; within downtown Las Vegas, and in the locals market. The Strip and downtown properties have a predominant target market of out of town visitors, while local properties generally target residents of the Las Vegas Valley. The Santa Fe targets and competes for the residents of northwest Las Vegas, a growing residential community, and, to a lesser extent, the residents of the entire Las Vegas Valley, emphasizing its convenient location, the southwestern theme and its broad range of amenities. There has been significant growth in the number of facilities throughout the Las Vegas Valley catering to the local population, including several new facilities within five miles of the Santa Fe in North Las Vegas resulting in increased competition among the locals facilities.

     In Laughlin, Nevada, located approximately 90 miles south of Las Vegas, the gaming win from October 1995 through September 1996 decreased approximately 3.9% compared with the same period in the prior year, according to the Nevada Gaming Control Board. Management believes that the decrease is attributable primarily to the development of legalized casinos on reservations in Arizona and Southern California. The decrease in gaming revenue has been coupled with an increase in the number of hotel/casinos, including a number of Las Vegas-based entities, making hotel-casino competition in the area intense.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of competition.

                           DEVELOPMENT OPPORTUNITIES

HENDERSON, NEVADA

     The Company owns a 39 acre parcel of real property in Henderson, Nevada, located in the southeast Las Vegas Valley. The Company is evaluating the development of a casino entertainment complex on this property. As of September 30, 1996, the Company had incurred approximately $20.4 million in connection with the project, representing land acquisition costs and preliminary engineering and development costs. Any future development would be subject to, among other things , the Company's ability to obtain necessary financing. The Company is currently negotiating certain financing and development agreements for the Henderson property, although no assurance can be given that the Company will obtain development financing or develop successfully the Henderson property.

LAS VEGAS, NEVADA

     In connection with the sale of the Sahara, the Company acquired an approximately 27-acre parcel of real property on the Las Vegas Strip, which may be used for possible future development. In connection with the acquisition, the Company assumed an operating lease under which a water theme park operates
which may be terminated by the Company at anytime after December 1996.   (See
Item 2. Properties) Any future development would be subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Las Vegas Strip property.

BILOXI, MISSISSIPPI - TREASURE BAY

     In April 1994, Santa Fe Inc. purchased from Treasure Bay Gaming & Resorts Inc. ("Treasure Bay") for $10.0 million approximately 20% of Treasure Bay's common stock and 33 1/3% of Treasure Bay's preferred stock. In connection with its stock purchase, Santa Fe Inc. entered into an agreement with Treasure Bay to manage both properties. However, in December 1994, Treasure Bay notified the Company that Treasure Bay was assuming management control of Treasure Bay's properties and alleged that the Company was in default under the management agreement. On January 10, 1995, Treasure Bay and its operating subsidiary, Treasure Bay Corp., filed for Chapter 11 relief in the United States Bankruptcy Court for the Southern District of Mississippi. The operations of Treasure Bay currently consist solely of a riverboat casino in Biloxi, Mississippi. Treasure Bay's management, the Company and an ad hoc committee of Treasure Bay bondholders have each filed plans of reorganization with the U.S. Bankruptcy Court. On October 7, 1996, U.S. Bankruptcy Court denied confirmation of Treasure Bay management's confirmation plan. Subsequent to the denial of Treasure Bay's confirmation plan, the entire bankruptcy case was transferred to U.S. Bankruptcy Court of New Orleans, LA.

     The U.S. Bankruptcy Court of New Orleans ordered that the reorganization plans and disclosure statements be filed no later than December 23, 1996. The Company filed an amended reorganization plan and disclosure statement on December 23, 1996 (the "Amended Plan"). The Court scheduled a hearing on the disclosure statements for January 29, 1997.

     The Amended Plan contemplates that, subject to various conditions, the various classes of secured and unsecured creditors of Treasure Bay agree to accept modifications to, and reductions in outstanding amounts of, Treasure Bay's outstanding obligations and the Company make a cash equity contribution to acquire 100% of the equity interests in Treasure Bay. No assurance can be given that the Company's plan will be confirmed by the Court. Additionally, the Company may elect not to proceed with its plan or the Company may amend its current reorganization plan one or more times resulting in changes to the amount and terms of debt of the reorganized debtor and equity ownership acquired.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Santa Fe --Treasure Bay." See "Legal Proceedings" for information regarding litigation between the Company and certain of its officers and certain current and former officers of Treasure Bay.

                       NEVADA REGULATIONS AND LICENCING

     The Company, Pioneer Inc., and Santa Fe Inc., (collectively, the "Santa Fe Group") are subject to extensive state and local regulation by the Nevada Gaming Commission, Nevada Gaming Control Board and in the case of Pioneer Hotel, Inc. and Santa Fe Hotel, Inc., the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas, respectively, (collectively the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities seek (i) to prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) to establish and maintain responsible accounting practices and procedures, (iii) to maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping, and making periodic reports to the Nevada Gaming Authorities, (iv) to prevent cheating and fraudulent practices, and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on any or all of the members of the Santa Fe Group.

     Licensing and Registration.  Pioneer Inc. and Santa Fe Inc. hold Nevada
     --------------------------
State gaming licenses to operate the Pioneer and the Santa Fe, respectively (collectively the "Operating Companies"). The Company has been approved by the Nevada Gaming Authorities to own, directly or indirectly, a beneficial interest in the Operating Companies.

     The licenses held by members of the Santa Fe Group are not transferable. Each issuing agency may at any time revoke, suspend, condition, limit or restrict licenses or approvals to own a beneficial interest in an Operating Company for any cause deemed reasonable by such agency. Any failure to retain a valid license or approval would have a material adverse effect on all members of the Santa Fe Group.

     If it is determined that the Operating Companies or, when applicable, new members of the Santa Fe Group, have violated the Nevada laws or regulations relating to gaming, the Operating Companies or, when applicable, new members of the Santa Fe Group, could, under certain circumstances, be fined and the licenses of the Operating Companies or, when applicable, new members of the Santa Fe Group, could also be limited, conditioned, revoked or suspended. A violation under any of the licenses held by the Company, or any of the Operating Companies or, when applicable, new members of the Santa Fe Group, may be deemed a violation of all the other licenses held by the Company and each of the Operating Companies or, when applicable, new members of the Santa Fe Group. If the Nevada Gaming Commission does petition for a supervisor to manage the affected casino and hotel facilities, the suspended or former licensees shall not receive any earnings of the gaming establishment until approved by the court, and after deductions for the costs of the supervisor's operation and expenses and amounts necessary to establish a reserve fund to facilitate continued operation in light of any pending litigation, disputed claims, taxes, fees, and other contingencies known to the supervisor which may require payment. The supervisor is authorized to offer the gaming establishment for sale if requested by the suspended or former licensee, or without such a request after six months after the date the license was suspended, revoked, or not renewed.

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

     Certain Transactions.  None of the Santa Fe Group may make a public
     --------------------
offering of its securities without the approval of the Nevada Gaming Commission if the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, will not constitute a recommendation or approval of the investment merits of the securities offered. The Offering requires the approval of the Nevada Gaming Commission.

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

Item 2.   Properties
          ----------

     The Santa Fe is located on a 40-acre site in the northwest part of Las Vegas, approximately nine miles from the north end of the Las Vegas Strip. See "Business-- Description of the Hotel-Casinos" for more detailed information regarding the Santa Fe. The Santa Fe property is subject to a first priority deed of trust securing 11% First Mortgage Notes due December 2000 ("11% Notes"). As of September 30, 1996, $99.4 million principal amount of 11% Notes was outstanding.

     The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6.5 acres of the 12-acre Pioneer site is leased from an unaffiliated third party pursuant to a lease expiring in 2078. One of the Pioneer's three motel buildings, a portion of a second motel building and a portion of the casino building are located on the leased property. The Pioneer property is subject to a first deed of trust securing 13 1/2% First Mortgage Notes due December 1, 1998 ("13 1/2% Notes"). As of September 30, 1996, $60.0 million principal amount of the 13 1/2% Notes was outstanding.

     In November 1993, Santa Fe Inc. acquired an approximately 22-acre parcel of property across the street from the Santa Fe Inc. In May 1996, the Company purchased from Santa Fe Inc. the 22-acre parcel for $2.85 million which the Company and Santa Fe believe to be the fair market value of the property. This property is subject to a first deed of trust securing a $1.6 million promisory note due in December 1999.

     A wholly-owned subsidiary of the Company owns a 39 acre parcel of real property in Henderson, Nevada, located in southeast Las Vegas Valley. The Company is evaluating the potential development of a casino entertainment complex. See "Business - Development Opportunities" for more information regarding the real property.

     In October 1995, in connection with the Sahara sale, the Company acquired 27 acres of real property located on the Las Vegas Strip, just south of the Sahara. This property is subject to a first deed of trust securing 12% First Mortgage Notes due December 31, 1999 ("12% Notes"). As of September 30, 1996, $20 million principal amount of the 12% Notes were outstanding. The property is subject to a ground lease, which may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to its scheduled termination date of 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $5.8 million as of September 30, 1996. See "Business-Development Opportunities" for more information regarding the real property.

     The Company owns 40 acres of undeveloped real property located approximately eight miles south of the Las Vegas Strip. In November 1996, the Company entered into an option agreement pursuant to which the option holder has the right to acquire the property at any time before May, 15, 1997. See "Management Discussion and Analysis, Liquidity - Corporate" for more information.


Item 3.   Legal Proceedings
          -----------------

POULOS V. CAESAR'S WORLD, INC., ET AL. AND AHERN V. CAESAR'S WORLD, INC., ET AL.

     The Company and its predecessor, Sahara Casino Partners, L.P. are defendants in three class action lawsuits filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al., Ahern v. Caesar's World, Inc., et al. and Schrier v. Caesar's World,
Inc., et al., which have been consolidated in a single action. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

     In response to the complaints, all of the defendants, including the Company and the Partnership, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue, and, in the case of the consolidated case, seeking to transfer venue of the actions to Las Vegas. The Court granted the defendants' motion to transfer venue of the Poulos action to Las Vegas. The Court has required the Plaintiffs in the three consolidated cases to file a single consolidated amended complaint. All pending motions are deemed withdrawn without prejudice and may, if applicable, be filed again after plaintiffs file their amended complaint.

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

TREASURE BAY - SECURITIES LITIGATION

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

     On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and Santa Fe Inc., as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and Santa Fe and to sell the Company and Santa Fe a 20% ownership interest in Treasure Bay. The lawsuit was subsequently amended to remove Suzanne Lowden as a defendant. The Company and Santa Fe filed a successful motion to transfer this case to the United States District Court in Nevada.

     On March 31, 1995, Treasure Bay Corp. commenced an adversary proceeding in its bankruptcy case by filing a complaint for a preliminary and permanent injunction pursuant to 11 U.S.C. Sec. 105 and Sec. 362 against the Company and Santa Fe Inc. The Complaint alleges that the filing of the action on December 12, 1994 against Bernie Burkholder, an officer of Treasure Bay Corp., in Nevada federal court violated the automatic stay imposed by 11 U.S.C. Sec. 362, or alternatively, that the Bankruptcy Court should issue an injunction pursuant to 11 U.S.C. Sec. 105 preventing the Company from proceeding with its action as against Burkholder. In addition to an injunction, the complaint seeks actual and punitive damages and attorneys' fees. In a hearing on this complaint, Treasure Bay abandoned its claims for damages and violation of the stay. However, the bankruptcy court granted Treasure Bay's request for a stay of discovery against Bernie Burkholder that will expire after the confirmation hearing on Treasure Bay's bankruptcy plan. The Company has filed a motion for relief from the order granting a stay on discovery from Bernie Burkholder. The Court has scheduled a January 29, 1997 hearing on the motion.

TREASURE BAY-ADVERSARY PROCEEDING

     On or about January 17, 1995, the Company and Santa Fe Inc. commenced an adversary proceeding in Treasure Bay's bankruptcy case in the United States Bankruptcy Court for the Southern District of Mississippi. The adversary proceeding seeks the return of bankroll or cage cash at Treasure Bay's casinos on the grounds that such funds are held by Treasure Bay in constructive trust for the Company and Santa Fe Hotel Inc. The complaint alleges that Treasure Bay fraudulently induced the Company to execute the guarantees of the loans by which Treasure Bay obtained the bankroll or cage cash. The complaint also seeks an injunction from the bankruptcy court requiring the bankroll or cage cash to be held intact pending the litigation. Treasure Bay filed an answer to the complaint denying the Company's claim. On March 18, 1995, the U.S. Bankruptcy Court granted the Company's request for a preliminary injunction prohibiting Treasure Bay from using the bankroll or cage cash except in the ordinary course of business until further order of the Court.

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

     On June 18, 1996, the Court ruled against the Company on the constructive trust lawsuit. The Company has appealed the Bankruptcy Court's judgment to the United States District Court for the Southern District of Mississippi.

     In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company. See "Business Hotel-Casino Operations - Management and Personnel" for discussion of proceedings relating to labor matters.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                    PART II

Item 5.   Market for Registrant's  Stock and Related Security Holders Matters
          -------------------------------------------------------------------

     Since October 1, 1993, the Company's Common Stock has traded on the American Stock Exchange ("AMEX") under the symbol "SGM". The closing sales price of the Common Stock on December 27, 1996, as reported by the American Stock Exchange was $1.31 per share. The tables below set forth the high and low closing sales prices by quarter for the fiscal years ended September 30, 1996 and 1995 for the Common Stock, as reported by the AMEX.

                    First         Second          Third         Fourth
Fiscal 1996        Quarter        Quarter        Quarter        Quarter
--------------     -------        -------        -------        -------
High               $3 7/8          $4             $3 5/8         $3 1/8
Low                $2 1/8          $2 3/8         $2 3/4         $1 3/4


                   First          Second         Third          Fourth
Fiscal 1995        Quarter        Quarter        Quarter        Quarter
--------------     -------        -------        -------        -------
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

     There were approximately 8,300 stockholders as of December 27, 1996. The number of stockholders was computed by including those stockholders whose stock is beneficially held for them by participants in a clearing agency as of that date.

Item 6.   Selected Financial Data
          -----------------------

     The table below sets forth a summary of selected financial data of the Company for the years ended September 30 (dollars in thousands, except per share amounts):

                                    1996           1995           1994           1993           1992
                                  --------       --------       --------       --------       --------
Total   Revenues/(1)/              $148,432       $251,109       $253,718       $244,765       $219,519

Net Income (Loss)
 before extraordinary items,
 net of taxes                      $  9,739       $(23,183)      $(15,739)      $ (1,090)      $ (6,476)
  Per Common Share /(3)/           $   1.57       $  (3.74)      $  (2.54)      $   (.18)      $  (1.05)

Net Income (Loss)/(2)/             $ 16,160       $(23,363)      $(16,961)      $ (1,090)      $ (6,476)
  Per Common Share/(3)/            $   2.61       $  (3.77)      $  (2.74)      $  (0.18)      $  (1.05)

Cash Dividends
  Per Common Share                      ---            ---            ---            ---            ---

Total Assets                       $228,656       $366,638       $478,555       $395,089       $359,624

Long-Term Debt,
  less current portion             $167,687       $198,655       $379,093       $301,780       $286,764

Redeemable
  Preferred Stock/(4)/             $ 18,953       $ 17,521       $ 16,202       $ 14,980            ---

-------------------------------------------------------------------------------
  (1) Operating results for fiscal 1996 do not include any revenues attributable to the Hacienda and Sahara, which were sold in August 1995 and October 1995, respectively. Fiscal 1996 includes a $40.8 million gain relating to the sale of the Sahara. Fiscal 1995 includes a $8.9 million gain relating to the sale of substantially all the assets of Hacienda Inc.
  (2) Fiscal 1996, 1995 and 1994 amounts presented include dividends on preferred shares.
  (3) Per common share amounts have been restated to reflect the common stock dividend paid in February 1994.
  (4) The Company has declared and issued paid in kind dividends on its Exchangeable, Redeemable 8% Preferred Stock during fiscal years 1996, 1995 and 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company


         FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY


FISCAL 1996 COMPARED TO FISCAL 1995

     Santa Fe Gaming Corporation (the "Company") sold substantially all the assets of the Hacienda Hotel and Casino (the "Hacienda") in August 1995 and of the Sahara Hotel and Casino (the "Sahara") in October 1995. Accordingly, consolidated results of operations for the year ended September 30, 1996 are not comparable to the same period in the prior year.

     The Company reported revenues of $148.4 million in fiscal 1996 as compared to $251.1 million in the previous fiscal year. The decrease in revenues is the result of decreases in casino, hotel, food and beverage and other revenues in fiscal 1996 resulting primarily from the sales of the Hacienda and Sahara, which contributed $140.4 million of fiscal 1995 total revenues, partially offset by a gain of $40.8 million recorded on the sale of the Sahara as well as decreased revenues at the Santa Fe and Pioneer. Revenues in the prior year included a gain of $8.9 million recorded on the sale of the Hacienda.

     Operating expenses decreased $133.2 million, primarily as a result of the sales of the Hacienda and Sahara. During fiscal 1995, $126.6 million of operating expenses were attributable to those two properties. Operating income increased $30.5 million to $41.2 million in 1996 from $10.6 million in 1995 due to the $40.8 million gain on the sale of the Sahara, offset partially by decreased operating income in fiscal 1996 at both the Santa Fe and Pioneer. The Company's interest expense decreased by $20.6 million to $24.4 million in fiscal 1996 due to the retirement of debt with the proceeds of the sales of the Hacienda and Sahara.

     In the fourth quarter of fiscal 1996, the Company recorded a provision to reduce the remaining carrying value of its investment in Treasure Bay in the amount of approximately $2.8 million. In fiscal 1994, the Company recorded a $12.6 million charge to reduce the carrying value of its investment in Treasure Bay. See "Legal Proceedings" and "Business-Development Opportunities" for more information.

     In fiscal 1996, the Company recorded an extraordinary gain of $7.9 million after tax on the repurchase of $25.6 million and $22.8 million principal amount of 11% Notes and 13 1/2% Notes, respectively. In fiscal 1995, the Company recorded a $2.8 million after-tax gain on the repurchase of $20 million principal amount of 13 1/2% Notes, offset by an after-tax charge of $1.7 million in connection with the repurchase of $21.5 million principal amount 11% Notes.

     The Company reported net income applicable to common shares of $16.2 million or $2.61 per common share in fiscal 1996 compared to a loss of $23.4 million or $3.77 per common share in fiscal 1995. For additional information regarding results of operations, see the discussion below by property.

     In accordance with the provisions of SFAS No. 121, management reviews on a quarterly basis whether the anticipated net cash flows will be sufficient to recover the Company's investment in each of its properties. At September 30, 1996, the Company had approximately $87 million in recorded net long-lived assets and intangibles associated with the Pioneer. A number of factors are considered in the evaluation of recoverability, including, but not limited to, anticipated revenues and the duration thereof, and expected operating costs. Management believes that such net asset balances are recoverable under the requirements of SFAS 121, although, in light of the uncertainties discussed below under "Pioneer" and "Liquidity - Pioneer" there can be no assurance that the results of the evaluation of recoverability will remain the same in the future.

SANTA FE

     Revenues at the Santa Fe in fiscal 1996 were $61.7 million as compared to $64.8 million in fiscal 1995, representing a decrease of 4.9%, or $3.1 million. Casino revenues decreased 7.1%, or $3.5 million, to $45.6 million from $49.1 million. Management believes that the decrease in casino revenues is primarily due to the opening of two competing facilities within five miles of the Santa Fe in December 1994 and July 1995, the expansions of the two competing facilities in April and May 1996, the opening and expansion of other casinos targeting the local population in the Las Vegas Valley and restricted access to the property beginning in April 1996, as a result of construction of an interchange next to the property.

     Operating expenses decreased by 14.8%, or $10.5 million in fiscal 1996 compared to fiscal 1995. The Company recorded in utilities and property expense an approximately $1.7 million charge in connection with sale leaseback transactions in the 1996 fiscal year. The Company deferred an approximate $1.7 million gain during fiscal 1996 associated with sale leaseback transactions, which gain will be recognized over the 36-month lease term. In the prior year, the Santa Fe recorded a $14.9 million write-down of development costs associated with a proposed project in Parkville, Missouri. Excluding the loss associated with the sale leaseback transactions in fiscal 1996 and write-down of development costs in fiscal 1995, operating expenses increased 4.7% or $2.7 million in fiscal 1996. Casino expenses increased by 8.3% or $1.7 million, primarily due to increased payroll and other costs in the first three months of the current year, associated with operating an additional 15,000 square feet of casino space, and increased promotional costs incurred as a result of the expanding competition in the area. Selling, general and administrative expenses increased 14.5%, or $1.1 million, primarily as a result of increased advertising costs. Rent expense increased $500,000 due to the lease of slot equipment. A decrease in depreciation and amortization of 11.4% or $1.0 million was due to equipment placed in service at the opening of the Santa Fe in February 1991 being fully depreciated, and the sale of certain slot equipment. Operating income decreased $5.8 million or 68.9% to $2.6 million in 1996 (excluding the $1.7 million charge in connection with sale leaseback transactions) from $8.4 million in 1995 (excluding the $14.9 million write-down of development costs). See Management and Personnel for discussion of potential increased personnel costs as a result of bargaining obligations with the unions.

     In the fourth quarter of 1996, revenues decreased $200,000 or 1.0% to $14.6 million and operating expenses (excluding the $1.7 million charge in connection with sale leaseback transactions) increased $900,000 or 6.2% to $15.2 million compared to the same period in the prior year. Accordingly, operating income (excluding the $1.7 million charge in connection with sale leaseback transactions) decreased $1.0 million to a loss of $700,000 compared to the same period in the prior year. Additionally, operating income before depreciation and amortization (excluding the $1.7 million charge in connection with sale leaseback transactions) decreased $1.5 million, or 57.0%, to $1.1 million, compared to the same period in the prior year. Management believes operations in the fourth quarter were impacted primarily by the expansions of competing facilities within five miles of the Santa Fe and restricted access to the property as a result of construction on an interchange next to the property.

 PIONEER

     Revenues at the Pioneer decreased 3.5%, or $1.6 million, to $44.4 million from $46.0 million in fiscal 1995. Casino revenues were $38.7 million in fiscal 1996, representing a decrease of 4.6%, or $1.9 million, compared to fiscal 1995 due primarily to a decrease in slot revenue of 6.3%, or $2.2 million. The decrease in fiscal 1996 revenues is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California, and new casinos opened in Las Vegas.

     Operating expenses increased $2.2 million or 5.3% to $42.7 million. Casino expenses decreased only 0.4%, or $100,000, as volume related decreases in expenses were offset by increased promotional expenses incurred as a result of the competition in the area. Food and beverage expenses had a volume related increase of 5.4%, or $300,000. Selling, general and administrative expenses increased $1.2 million, or 30.5%, primarily as a result of increased advertising and promotional costs. Increases in depreciation and amortization expenses of $700,000, or 12.5%, were related to an expansion project completed in December 1994. Accordingly, operating income decreased by 68.6%, or $3.8 million, to $1.7 million in fiscal 1996 from $5.5 million in fiscal 1995.

     In the fourth quarter of 1996, revenues decreased $900,000, or 8.5%, to $9.9 million and operating income decreased by $1.4 million to a loss of $800,000, compared to the same period in the prior year. Additionally, operating income before depreciation and amortization decreased $1.4 million or 70.2% to $600,000 compared to the same period in the last fiscal year. Management believes the decrease in revenues and operating results in the fourth quarter of fiscal 1996 compared to the fourth quarter of fiscal 1995 are the result of increased competition in and around the Laughlin market.

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

SANTA FE

     Revenues at the Santa Fe increased 1.5%, or $1.0 million in fiscal 1995 to $64.8 million as compared to $63.8 million in fiscal 1994. Casino revenues increased 1.3%, or $600,000, to $49.1 million from $48.5 million. Management believes that the increase in casino revenues at the Santa Fe is primarily due to the addition of a race book in December 1994. Other casino revenues reported were flat when compared to the same twelve month period of 1994, which management believes is due primarily to the opening of two competing facilities within five miles of the Santa Fe in December 1994 and July 1995 and the opening and expansion of other casinos targeting the local population in the Las Vegas Valley. In addition, management believes that Santa Fe casino revenues were impacted during construction of the Santa Fe expansion completed during December 1994 and, to a lesser extent, by restricted access to the property from February 1995 to April 1995 during construction on an interchange next to the facility. The food and beverage departments posted an increase in revenues of $1.2 million or 17.9% over the same period in the prior year. This increase is believed to be primarily due to the opening of additional food and beverage facilities in December 1994. Other revenues for the current period declined $900,000, or 15.2% to $5.0 million, due to approximately $700,000 recorded in the prior year from a management agreement for which revenues were not recorded in the current year.

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

     In the fourth quarter of 1995, revenues decreased $1.6 million or 9.9%to $14.7 million and operating expenses increased $1.3 million or 9.7% to $14.4 million compared to the same period in the prior year. Accordingly, operating income decreased $2.9 million to $350,000 or 89.2% compared to the same period in the prior year. Additionally, operating income before depreciation and amortization decreased $2.6 million, or 49.8%, to $2.6 million, compared to the same period in the prior year. Management believes operations in the fourth quarter were impacted primarily by the opening in July 1995 of a competing facility within five miles of the Santa Fe.

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

     Pursuant to the offer to repurchase, Santa Fe Inc. purchased for cash $21.5 million principal amount of the 11% Notes at a price of $1,010 per $1,000 principal amount, plus accrued interest. As a result of the commencement of the repurchase offer, $11.5 million in principal amount of 11% Notes were issued upon exercise of outstanding warrants.

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

     Operating expenses increased $700,000 or 1.7% to $40.5 million. Casino expenses decreased only .5%, or $100,000, as volume related decreases in expenses were offset by increased promotional expenses. Utilities and property expenses increased 19.9%, or $800,000, primarily due to a $500,000 loss on sale of gaming equipment, incurred in connection with the expansion of casino space. Accordingly, operating income decreased by 41.6%, or $3.9 million, to $5.4 million in fiscal 1995 from $9.4 million in fiscal 1994.

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

     In September 1995, with proceeds of the sale of Hacienda, the Company acquired and retired $20 million principal amount of 13 1/2% Notes for $15.5 million. The Company recorded a non-recurring gain of $4.3 million, less income tax provision of $1.5 million, in connection with the acquisition.

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

     The agreement to sell the Sahara was executed in June 1995 and closed in October 1995. Management believes that while the agreement to sell assets of the Sahara was in escrow, general business conditions were impacted, negatively affecting operating results. In the fourth quarter, operating income before deprecation and amortization decreased by 69.2% or $2.7 million to $1.2 million compared to fiscal 1994.


LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

     The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $55.2 million and $38.8 million for the years ended September 30, 1996 and 1995. EBITDA in fiscal 1996 included a $40.8 million gain from the sale of the Sahara and a $1.7 million charge associated with the sale/leaseback of equipment at the Santa Fe. EBITDA in fiscal 1995 included an $8.9 million gain from the sale of the Hacienda and a $14.9 million charge against earnings due to the write down of development costs related to a proposed casino development in Parkville, Missouri. The Hacienda and Sahara generated EBITDA from operations of $18.1 million for the year ended September 30, 1995. Excluding EBITDA attributable to the Sahara and Hacienda and the other items discussed above, the Company's EBITDA was $16.1 million for the current twelve month period, as compared to $26.7 million for the prior year period, a decline of $10.6 million during the year ended September 30, 1996. Management believes that the current year decline is primarily due to a decline in operating results at the Santa Fe due to the increased competition and restricted access to the property resulting from road construction, as well as declining operating results at the Pioneer attributable principally to the conditions of the Laughlin market. Management believes that Santa Fe's EBITDA in future periods may continue to be adversely impacted by restricted access to the property during construction of an interchange (at US 95 and Rancho) next to the property which commenced in April 1996. Northbound access from US 95 was opened at the end of July 1996 and the Company has been advised by the Nevada Department of Transportation that southbound access is anticipated to reopen in the early part of 1997. The Company has also been advised that construction work is planned during 1997 at the intersection of Lone Mountain Road and US 95 next to the property, which management believes may result in reduced traffic flow by the property during construction. The Company believes that when completed the construction work will ultimately improve traffic flow to the property.

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

     Prior to fiscal 1996, the Company generally generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements, maintain existing facilities, and provide working capital. However, during fiscal year 1996, the Pioneer expended the balance of its restricted working capital, and the Santa Fe sold assets and entered into financing arrangements to generate working capital necessary to satisfy its cash requirements. Indenture restrictions on Santa Fe Inc. and Pioneer Inc. restrict the distribution of cash to the Company, and cash flow of these subsidiaries is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. In addition, indenture restrictions limit additional indebtedness at the Santa Fe and at the Pioneer. Therefore, the Company and its subsidiaries other than Pioneer Inc. and Santa Fe Inc. (collectively "Corporate") must rely on existing cash and cash resources to provide liquidity to fund Corporate cash requirements. Corporate consists primarily of non-operating entities which do not generate cash flow from operations.

Liquidity - Corporate - Approximately $9.7 million of the Company's current
---------------------
assets at September 30, 1996, including approximately $4.5 million of cash and short-term investments, was held by Corporate.

     In November 1996, the Company sold an option to acquire its 40 acre parcel of land located approximately eight miles south of the Hacienda on Las Vegas Boulevard South for $2.8 million. Pursuant to the option agreement, the option holder is entitled to purchase the property at any time prior to May 15, 1997 for $350,000 in additional net proceeds to the Company. In the event the option holder elects not to purchase the property during the option term, the $2.8 million option payment will convert to a promissory note secured by a first mortgage on the property. If the option payment converts to a loan, the promissory note will bear interest at the rate of 10% per annum payable monthly, with the entire principal amount due one year from the date the option payment converts to a loan.

     In December 1996, the Company loaned to Santa Fe Inc. approximately $3.9 million for working capital purposes pursuant to a revolving loan note (the "Revolving Note") with a maximum outstanding principal amount of $5 million. Indebtedness outstanding under the Revolving Note bears interest at 12% per annum (which the Company and Santa Fe Inc. believe to be a market rate), with interest payable monthly in arrears. All principal and any accrued but unpaid interest on the Revolving Note is payable on May 31, 1998.

     In December 1996, the Company borrowed approximately $1.6 million pursuant to a First Mortgage Note secured by the 22 acre parcel of real property ("Land Note"). The Land Note requires interest only payments at a rate of 12% interest for a three-year term. The Company retired an existing note in the amount of $850,000 secured by a first mortgage on the property with the net proceeds of approximately $1.5 million from the Land Note.

     Corporate's principal uses of cash are for debt services, administrative and professional expenses of the parent company, and costs associated with the evaluation and development of proposed projects. Corporate debt service includes payment obligations on $9.0 million principal amount of 10 1/4 % Subordinated Debentures due June 1998 (the "10 1/4% Debentures"), a $5.8 million note payable to Sierra Construction Corp. ("Sierra Construction") due 1998 and $20 million principal amount of 12% Notes due 1999 (the "12% Notes"). See "Debt Obligations" below.

     In December 1996, the Company and the holder of the 12% Notes amended the terms of the 12% Notes to (i) provide that a $500,000 principal payment originally due on December 31, 1996 would be deferred until June 30, 1997 and
(ii) revise a covenant requiring redemption of $3.5 million principal amount of 12% Notes (or, alternatively, the redemption of $3.5 million principal amount of 11% Notes of Santa Fe Inc.) in the event that, for any four-quarter period commencing with the four-quarter period ending December 31, 1996, the cash flow of the Santa Fe (as determined pursuant to the agreement under which the 12% Notes were issued) is less than $13.5 million. The revised covenant requires such redemption in the event cash flow at the Santa Fe is less than $13.5 million for any four-quarter period commencing with the four-quarter period ending June 30, 1997, rather than December 31, 1996.

     The Company has in the past satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. In the event not declared, dividends would accrue on the preferred stock. The Company is a party to financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock.

     Additional potential uses of cash by Corporate include the payment of a guaranteed tenant loan if the Company terminates the lease to which the 27 acre parcel on Las Vegas Boulevard South is subject (which loan had an outstanding balance of $5.8 million as of September 20, 1996) and the payment of $750,000 to the recreational vehicle park operator to which the Company transferred its rights and obligations relating to the Camperland recreational vehicle group contracts if the operator chooses to relocate the Camperland membership to a mutually acceptable new location. Furthermore, in the event that cash at Santa Fe Inc. or Pioneer Inc. is insufficient to meet liquidity requirements, Corporate may be required to make contributions or loans to either Santa Fe Inc. or Pioneer Inc. to prevent an event of default under debt instruments to which Santa Fe Inc. or Pioneer Inc. is a party.

     Management believes that Corporate does have sufficient available working capital and available cash resources to meet its operating requirements through the twelve month period September 30, 1997. Additionally, management believes that is has available cash resources, consisting primarily of real property that may be sold or financed to the extent necessary, to generate the liquidity to meet debt service requirements through the twelve month period ending September 30, 1997, although no assurance can be given to that effect. See "Liquidity - Santa Fe," "Liquidity -Pioneer" and "Debt Obligations."

Liquidity - Santa Fe - Approximately  $9.7 million of the Company's current
--------------------
assets, including approximately $7.1 million of cash and short term investments, was held by Santa Fe Inc. at September 30, 1996. In December 1996, Santa Fe borrowed $3.9 million under the Revolving Note from the parent company and used such funds, together with available working capital, to make payment of the $5.5 million semi-annual interest payment due December 15, 1996 on the 11% Notes.

     Results from operations at the Santa Fe for the twelve months ended September 30, 1996 generated EBITDA of $10.7 million (excluding a $1.7 million charge in connection with sale leaseback transactions), approximately 0.79 times interest expense during the same period compared to $17.5 million of EBITDA in 1995 (excluding the $14.9 million charge against earnings to write down development costs regarding Parkville) or approximately 1.25 times interest expense. During the three-month period ended September 30, 1996, the Santa Fe reported EBITDA of $1.1 million (excluding a $1.7 million charge in connection with sale leaseback transactions) compared to $2.6 million in the same period last year. Santa Fe operating expenses in fiscal 1997 will be greater than in fiscal 1996 due to increased lease expense associated with sale leaseback transactions completed in fiscal 1996, which will impact EBITDA. Additionally, management believes that Santa Fe's EBITDA in future periods may continue to be adversely impacted as a result of expansions at its two closet competitors, which expansions opened in April and May 1996, and restricted access to the property due to construction work on an interchange near the property which commenced in April 1996 and, which is expected to continue through the early part of 1997, and by reduced traffic flow around the property expected to result from construction on another interchange near the property, which is expected to occur through 1997. The Company believes that when completed the construction work will ultimately improve traffic flow to the property.

     Santa Fe Inc.'s principal uses of cash generated from operations are for interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense for the years ended September 30, 1996 and 1995 was $13.5 million and $14.0 million, respectively. Interest expense attributable to the 11% Notes is expected to decrease in fiscal 1997 as a result of the repurchase and cancellation of $5.6 million principal amount of 11% Notes in January 1996. Capital expenditures for the years ended September 30, 1996 and 1995 were $3.4 million and $15.8 million, respectively. Capital expenditures to maintain the facility in fiscal 1997 are expected to be less than in fiscal 1996 and 1995 in which expansion projects were completed.

     Management believes that, based on operations for the twelve months ended September 30, 1996, Santa Fe Inc. will have sufficient cash resources to meet its operating requirements through the twelve month period ending September 30, 1997. If operating results do not improve in the future compared to the quarter and year ended September 30, 1996, Santa Fe Inc. may not have sufficient cash from operations and available resources to meet its debt service requirements. Santa Fe Inc. is exploring financing alternatives to improve its liquidity, including but not limited to refinancing or modification of existing indebtedness, and funds from corporate, to the extent available.

Liquidity - Pioneer - At September 30, 1996, approximately $7.7 million of the
-------------------
Company's current assets, including approximately $5.9 million of cash and short term investments, was held by Pioneer. As of September 30, 1996, $3.5 million of cash and short-term investments held at the Pioneer was restricted in use
for, among other things, debt service on the 13 1/2% Notes.   In December 1996,
the Pioneer used all of such funds together with available working capital to make the December 1, 1996 semi-annual interest payment of approximately $4.1 million on the 13 1/2% Notes.

     Results from operations at the Pioneer for the twelve months ended September 30, 1996 generated EBITDA of $7.6 million, approximately 0.81 times interest expense during the same period, compared with $10.7 million of EBITDA in fiscal 1995 or approximately 0.78 times interest expense. During the three month period ended September 30, 1996, EBITDA was $600,000 compared with $2.0 million of EBITDA in the same period in fiscal 1995. Pioneer operating expenses in fiscal 1997 will be greater than fiscal 1996 due to increased lease expense associated with leases for new gaming equipment which will impact EBITDA.

     Pioneer Inc.'s principal uses of funds generated from operations are for interest payments on indebtedness and capital expenditures to maintain the
facility.   Interest expense for the years ended September 30, 1996 and 1995 was
$9.4 million and $13.8 million, respectively. Interest expense attributable to the 13 1/2% Notes is expected to decrease to $8.1 million in fiscal 1997 as a result of the retirement of $22.8 million principal amount of 13 1/2% Notes in January and March 1996. (See Results of Operations - Pioneer). Capital expenditures for the years ended September 30, 1996 and 1995 were $1.2 million and $4.0 million, respectively. Capital expenditures to maintain the facility in fiscal 1997 are expected to be approximately that expended during fiscal 1996.

     Management believes that, based on current operations for the twelve months ended September 30, 1996, Pioneer Inc. will have sufficient cash resources to meet its operating requirements through the twelve months ending September 30, 1997. If operating results do not improve in the future compared to the quarter and year ended September 30, 1996, management believes Pioneer Inc. may not have sufficient cash from operations and available resources to meet its debt service requirements. Pioneer Inc. is exploring financing alternatives to improve liquidity, including but not limited to refinancing or modification of existing indebtedness, funds from Corporate to the extent available.

Debt Obligations - During fiscal 1997 and 1998, scheduled maturities of long-
----------------
term debt (excluding capital leases) due to third parties are $3.6 million and $7.5 million, respectively, which include a sinking fund payments on the 10 1/4% Debentures of $2.1 million in June 1997 and payment at maturity of the 10 1/4% Debentures, of $6.9 million in June 1998.

     Additionally, approximately $66.6 million of long-term debt (excluding capital leases) matures during fiscal 1999 comprising primarily $60.0 million of principal amount of 13 1/2% Notes in December 1998, and a $4.9 million balloon payment due in December 1998 on the note payable to Sierra Construction. Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy long-term debt obligations as they become due, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of any assets. Any such refinancing would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed refinancing and would require the approval of the Nevada Gaming Authorities and potentially other state gaming authorities. If the Company is ultimately unable to refinance or modify such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay the debt, and if the holders of the various debt instruments were to demand payment upon the maturity dates, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitations, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

Related Parties - In 1991, LICO, a company wholly-owned by Mr. Lowden, Chairman
---------------
of the Board, Chief Executive Officer and 54% stockholder of the Company, borrowed $476,000 from Hacienda Inc. pursuant to an unsecured demand loan which bears interest at 2% over the prime rate. The outstanding balance of the loan, including accrued interest, was $636,000 as of September 30, 1996.

     In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement whereby the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. The principal balance of the loan was approximately $927,000 at December 27, 1996. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.

Private Securities Litigation Reform Act
----------------------------------------

     Certain statements in this Annual Report on Form 10-K which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service and ability, financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.

Effects of Inflation
--------------------

  The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                                     INDEX
                     TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

            For the Years Ended September 30, 1996, 1995, and 1994

                                                                     Page
                                                                     ----
Independent Auditors' Report........................................  24

Consolidated Balance Sheets as of
     September 30, 1996 and 1995....................................  25

Consolidated Statements of Operations for the Years Ended
     September 30, 1996, 1995, and 1994.............................  26

Consolidated Statements of Stockholders' Equity for the
     Years Ended September 30, 1996, 1995, and 1994.................  27

Consolidated Statements of Cash Flows for the Years
     Ended September 30, 1996, 1995, and 1994.......................  28

Notes to Consolidated Financial Statements..........................  29

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT

SANTA FE GAMING CORPORATION:

We have audited the accompanying consolidated balance sheets of Santa Fe Gaming Corporation and subsidiaries (the "Corporation") as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santa Fe Gaming Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 20, 1996

                 Santa Fe Gaming Corporation and Subsidiaries
                          Consolidated Balance Sheets
                       As of September 30, 1996 and 1995


             ASSETS                                  Notes         1996                1995
   ----------------------------------          --------------    ------------      -----------
Current assets:
  Cash and short-term investments                     2,3        $ 17,497,824      $42,749,932
  Accounts receivable, net                             4            1,529,723        6,189,109
  Accounts receivable, officer                         5              636,113          545,042
  Inventories                                          2            1,218,120        1,776,427
  Prepaid expenses & other                                          3,778,514        5,758,808
  Assets under agreement for sale                      6            2,424,821       98,712,541
                                                                 ------------     ------------

Total current assets                                               27,085,115      155,731,859

Property and equipment:                          2,7,8,11,12,21
  Land held for development                                        38,194,065       19,114,486
  Land used in operations                                          29,343,886       29,343,886
  Buildings and improvements                                       90,360,100       90,903,684
  Machinery and equipment                                          33,822,408       48,166,197
  Accumulated depreciation                                        (43,308,735)     (44,904,176)
                                                                 ------------     ------------
Property and equipment, net                                       148,411,724      142,624,077

Goodwill, net                                         2,9          46,073,869       47,506,348

Deferred income taxes                                 2,15                  0        5,663,665

Other assets                                           2            7,085,069       15,112,052
                                                                 ------------     ------------
Total assets                                                     $228,655,777     $366,638,001
                                                                 ============     ============



LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt               11,12,18,21      $3,770,817       $6,234,550
  Accounts payable                                                  5,757,161        7,024,980
  Interest payable                                                  7,142,225        9,516,776
  Accrued and other liabilities                                     9,134,856       15,709,850
  Debt due upon sale of assets                       10,21                  0      114,612,680
                                                                 ------------     ------------
Total current liabilities                                          25,805,059      153,098,836

Deferred income taxes                                 2,15          2,687,751                0

Long-term debt - less current portion             11,12,18,21     167,687,476      198,655,174

Commitments                                       7,12,18,19,21

Stockholders' Equity:                             1,8,13,14,17
  Common Stock, $.01 par value; authorized-
    100,000,000 shares; issued and outstanding-
    6,195,356 shares                                                  61,954           61,954
  Preferred stock, exchangeable, redeemable
    8% cumulative, stated at $2.14 liquidation
    value, authorized-10,000,000 shares; issued
    and outstanding-8,856,651 shares at
    September 30, 1996 and 8,187,563 at
    September 30, 1995                                             18,953,233       17,521,385
  Additional paid-in capital                                       51,513,504       51,513,504
  Accumulated deficit                                             (37,965,426)     (54,125,078)
                                                                 ------------     ------------
      Total                                                        32,563,265       14,971,765

  Less treasury stock - 4,875 shares, at cost                         (87,774)         (87,774)
                                                                 ------------     ------------

Total stockholders' equity                                         32,475,491       14,883,991
                                                                 ------------     ------------


Total liabilities and stockholders' equity                       $228,655,777     $366,638,001
                                                                 ============     ============

See the accompanying Notes to Consolidated Financial Statements.

                     Consolidated Statements of Operations
             For the Years Ended September 30, 1996, 1995 and 1994

                                           Notes          1996            1995            1994
                                        ----------     ----------       ---------      ----------
Revenues:                                   2
  Casino                                                $84,595,109    $148,740,793    $155,452,433
  Hotel                                                   3,988,991      39,721,946      39,299,449
  Food and beverage                                      11,133,823      30,755,268      32,240,923
  Other                                                   7,960,612      23,028,262      26,724,784
  Gain on sale of assets                    6            40,753,738       8,863,049
                                                        -----------    ------------    ------------

Total revenues                                          148,432,273     251,109,318     253,717,589
                                                        -----------    ------------    ------------

Operating expenses:                         2
  Casino                                                 43,474,270      70,578,873      68,873,260
  Hotel                                                   1,806,907      17,316,036      18,011,909
  Food and beverage                                      16,160,601      39,639,544      38,990,583
  Other                                                   3,452,922       9,682,434       9,845,726
  Other expense paid to affiliate           17                    0       3,425,007       3,549,498
  Selling, general & administrative                      16,335,613      31,327,009      30,424,408
  Utilities & property expenses                          11,982,079      25,447,749      24,344,909
  Depreciation & amortization          2,8,9,12          14,069,415      28,183,806      26,704,563
  Write-down of development costs           8                     0      14,898,317               0
                                                        -----------    ------------    ------------

Total operating expenses                                107,281,807     240,498,775     220,744,856
                                                        -----------    ------------    ------------

Operating income                                         41,150,466      10,610,543      32,972,733

Interest expense                          11,12          24,422,302      45,017,461      43,191,261
Provision to reduce carrying value of       18
  investment in Treasure Bay                              2,752,405               0      12,579,482
                                                        -----------    ------------    ------------
Income (loss) before income tax expense
  (benefit) and extraordinary item                       13,975,759     (34,406,918)    (22,798,010)

Federal income tax expense (benefit)        15            4,236,523     (11,224,000)     (7,059,000)
                                                        -----------    ------------    ------------

Income (loss) before extraordinary item                   9,739,236     (23,182,918)    (15,739,010)

Extraordinary item-gain on early
  extinguishment of debt, net of tax
  provision of $4,229,000 in 1996
  and $615,000 in 1995                   10,11            7,854,707       1,141,670               0
                                                        -----------    ------------    ------------

Net income (loss)                                        17,593,943     (22,041,248)    (15,739,010)

Dividends on preferred shares                             1,434,291       1,322,240       1,222,343
                                                        -----------    ------------    ------------

Net income (loss) applicable to common
  shares                                                $16,159,652    ($23,363,488)   ($16,961,353)
                                                        ===========    ============    ============

Average common shares outstanding                         6,195,356       6,195,356       6,195,356
                                                        ===========    ============    ============

Income (loss) per common share:
  before extraordinary item                                   $1.57          ($3.74)         ($2.54)
  extraordinary item                                           1.27            0.18
  dividends on preferred shares                               (0.23)          (0.21)          (0.20)
                                                        -----------    ------------    ------------

Income (loss) per common share           2                    $2.61          ($3.77)         ($2.74)
                                                        ===========    ============    ============


See the accompanying Notes to Consolidated Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity
             For the Years Ended September 30, 1996, 1995 and 1994

                                                                    Additional
                                   Common          Preferred        Paid-in          Accumulated         Treasury
                                    Stock           Stock           Capital           Deficit           Stock             Total
                                  -----------     ------------     ------------     -------------     -----------       ----------
Balances, October 1, 1993            $61,954      $14,980,000      $51,513,519      ($13,800,237)      ($87,774)       $52,667,462

Net loss                                                                             (15,739,010)                      (15,739,010)

Other                                                                      (15)                                                (15)

Preferred stock dividends                           1,221,715                         (1,222,343)                             (628)
                                     -------      -----------      -----------      ------------       --------        -----------

Balances, September 30, 1994          61,954       16,201,715       51,513,504       (30,761,590)       (87,774)        36,927,809

Net loss                                                                             (22,041,248)                      (22,041,248)

Preferred stock dividends                           1,319,670                         (1,322,240)                           (2,570)
                                     -------      -----------      -----------      ------------       --------        -----------

Balances,September 30, 1995           61,954       17,521,385       51,513,504       (54,125,078)       (87,774)        14,883,991

Net income                                                                            17,593,943                        17,593,943

Preferred stock dividends                           1,431,848                         (1,434,291)                           (2,443)
                                     -------      -----------      -----------      ------------       --------        -----------

Balances, September 30, 1996         $61,954      $18,953,233      $51,513,504      ($37,965,426)      ($87,774)       $32,475,491
                                     =======      ===========      ===========      ============       ========        ===========

See the accompanying Notes to Consolidated Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Years Ended September 30, 1996, 1995 and 1994

                                                                  1996                 1995               1994
--------------------------------------------                  ------------        -------------       -------------
Cash flows from operating activities:
Net income (loss)                                             $ 17,593,943        ($22,041,248)       ($15,739,010)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
     Depreciation and amortization                              14,069,415          28,183,806          26,704,563
     Gain on sale of assets                                    (40,753,738)         (8,863,049)
     Write-down of development costs                                                14,898,317
     Gain on early extinguishment of debt                       (7,854,707)         (1,141,670)
     Provision to reduce carrying value of investment in
     Treasure Bay                                                2,752,405                              12,579,482
     Debt discount amortization                                  1,765,887           1,978,747           1,668,603
     Decrease (increase) in accounts receivable, net             4,659,386           1,165,053            (271,124)
     Decrease (increase) in accounts receivable, office            (91,071)            (44,517)          1,965,007
     Decrease in inventories                                       558,307             618,836             231,177
     Decrease (increase) in prepaid expenses & other             1,009,110           1,660,547            (251,508)
     Decrease (increase) in deferred income taxes                4,122,416         (11,224,000)         (7,059,000)
     Decrease (increase) in other assets                         2,145,494            (868,292)           (247,871)
     Decrease in accounts payable                               (1,267,819)            (57,643)           (811,050)
     Increase (decrease) in interest payable                    (2,374,551)         (2,072,798)          5,788,676
     Increase (decrease) in accrued and other
       liabilities                                              (6,574,994)         (4,803,102)          2,461,480
                                                              ------------        ------------        ------------

Net cash provided by (used in) operating activities            (10,240,517)         (2,611,013)         27,019,425
                                                              ------------        ------------        ------------

Cash flows from investing activities:
     Proceeds from sale of subsidiary assets                   128,508,377          80,000,000
     Proceeds from sale leaseback of equipment                   5,000,000
     Investment in Treasure Bay                                                                        (10,000,000)
     Decrease (increase) in restricted cash                                         22,984,222         (23,079,791)
     Capital expenditures                                       (4,571,140)        (27,992,380)        (40,080,972)
                                                              ------------        ------------        ------------

Net cash provided by (used in) investing activities            128,937,237          74,991,842         (73,160,763)
                                                              ------------        ------------        ------------

Cash flows from financing activities:
     Cash proceeds of long-term debt                            20,000,000           1,800,000         130,000,000
     Cash paid on long-term debt                              (163,948,828)        (87,013,400)        (51,726,226)
     Loan issue cost                                                     0                   0          (5,727,799)
                                                              ------------        ------------        ------------

Net cash provided by (used in) financing activities           (143,948,828)        (85,213,400)         72,545,975
                                                              ------------        ------------        ------------

Increase (decrease) in cash and short-term investments         (25,252,108)        (12,832,571)         26,404,637

Cash and short-term investments,
  beginning of year                                             42,749,932          55,582,503          29,177,866
                                                              ------------        ------------        ------------

Cash and short-term investments,
  end of year                                                 $ 17,497,824        $ 42,749,932        $ 55,582,503
                                                              ============        ============        ============

See the accompanying Notes to Consolidated Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the years ended September 30, 1996, 1995, and 1994


1.  BASIS OF PRESENTATION AND GENERAL INFORMATION

     Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation to a reorganization of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. During 1996, the Company's primary business operations were conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. In addition, the Company owns real estate parcels on Las Vegas Boulevard, in Henderson, Nevada, and adjacent to the Santa Fe, for development opportunities. The Company, through its wholly-owned subsidiaries, Hacienda Hotel, Inc. ("HHI") and Sahara Nevada Corp ("SNC") previously owned and operated the Hacienda Resort Hotel & Casino (the "Hacienda") and the Sahara Hotel & Casino (the "Sahara"), but sold substantially all of the assets related to those hotel/casinos in August 1995 and October 1995, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Santa Fe Gaming and its wholly owned subsidiaries, primarily SFHI and PHI in fiscal 1996 and SFHI, PHI, HHI and SNC in fiscal 1995 and 1994 (collectively, the "Company"). Amounts representing the Company's investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. All material inter-company accounts and transactions have been eliminated in consolidation.

Cash and Short-Term Investments

     Investments which mature within 90 days from the date of purchase are treated as cash equivalents and are included in cash and short-term investments.

Inventories

     Food, beverage, gift shop and other inventories are stated at first-in, first-out cost, not in excess of market.

Property and Equipment

     Property and equipment are stated at cost. Costs of maintenance and repairs of property and equipment are expensed as incurred. Costs of major improvements are capitalized and depreciated pursuant to the standard described below. Gains or losses on the disposal of property and equipment are recognized in the year of sale. In sale leaseback transactions of property and equipment gains are deferred and recognized over the lease term and losses are recognized in the year of sale.

     Depreciation and amortization are computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation and amortization periods are for buildings and improvements 7 to 40 years and for machinery and equipment 3 to 15 years.

Pre-Opening Expenses and Capitalized Interest

     All pre-opening expenses directly related to development of gaming operations are capitalized as incurred and included in Other Assets and expensed within the first year of operations. Interest costs are capitalized on funds disbursed during the development phase of projects and expensed pursuant to depreciation and amortization methods over the assets estimated useful file.

Goodwill

     The excess cost over the net assets of an acquired company is amortized using the straight line method over a 40 year period. Management periodically evaluates the realizability of goodwill as events and circumstances indicate a possible inability to recover the carrying amount.


Federal Income Taxes

     Deferred income taxes are provided on temporary differences between pretax financial statement income and taxable income resulting from different methods of depreciation and amortization. The Company accounts for Income Taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

Revenue Recognition

     Casino revenue is recorded as gaming wins less losses. Operating revenues do not include the retail amount of room, food, beverage and other services provided gratuitously to customers. The estimated cost of providing these promotional services has been reported in the accompanying consolidated financial statements as an expense of each department granting complimentary services. The casino department has recorded 87%, 80%, and 79% of total promotional allowances in fiscal years ended September 30, 1996, 1995 and 1994, respectively. The table below summarizes the departments costs of such services. (dollars in thousands):

                         1996           1995           1994
                        -------        -------        -------
   Food & Beverage      $12,114        $17,180        $16,125
   Hotel                  1,128          3,673          3,933
   Other                    216            402            239
                        -------        -------        -------
         Total          $13,458        $21,255        $20,297
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

Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

Reclassification

     Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements in order to conform to the presentation used in 1996.

New Accounting Pronouncements

     The Company adopted the provisions of the Financial Accounting Standard Board ("FASB") Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews on a quarterly basis whether the anticipated net cash flows will be sufficient to recover the Company's investment in each of its properties. Adoption of FASB 121 in fiscal 1996 had no impact on the financial statements of the Company.

     In October 1995, the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Statement No. 123 is generally effective for fiscal years beginning after December 15, 1995. The Company intends to continue to account for employee stock options in accordance with APB No. 25 and accordingly will provide the pro forma and other additional disclosures about stock based employee compensation plans in its 1997 financial statements as required by SFAS 123.

Fair Value of Financial Instruments

     The Company estimates the fair value of its Long Term Debt and Preferred Stock to be $153 million and $6.0 million at September 30, 1996 based upon available market prices. The Company estimates that all other financial instruments have a fair value which approximates their recorded value.

3.  CASH AND SHORT-TERM INVESTMENTS

     At September 30, 1996, approximately $7.1 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. In fiscal 1994, SFHI distributed $700,000 to the Company. As of September 30, 1996, SFHI did not meet the conditions precedent to making a distribution to the Company. See Note 11

     At September 30, 1996, approximately $5.9 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% First Mortgage Notes due 1998 ("13 1/2% Notes") of Pioneer Finance Corp. were issued, the proceeds of which were loaned to PHI. As of September 30, 1996, PHI did not meet the conditions precedent to making a distribution to the Company. See Note 11

     In November 1995, the Company made an equity contribution of $15 million in cash to PHI, in accordance with terms of an agreement reached with holders of the 13 1/2% Notes pursuant to which the holders of the 13 1/2% Notes consented
to the sale of the Hacienda and Sahara.   In December 1995, the Pioneer used $3
million of such funds together with cash on hand to make the December 1, 1995 semi-annual interest payment on the 13 1/2% Notes of $5.6 million. In March 1996, the Pioneer used $8.6 million of such funds to acquire $10.2 million principal amount of 13 1/2% Notes and accrued interest thereon. The funds remaining from the equity contribution represent approximately $3.5 million of the $5.9 million of cash and short term investments held at the Pioneer as of September 30, 1996, and are restricted in use for debt service on the 13 1/2% Notes, repurchase of 13 1/2% Notes, capital expenditures at the Pioneer, and contribution to capital of a wholly-owned subsidiary of PHI that owns real property in Henderson, Nevada.

4.  ACCOUNTS RECEIVABLE, NET

   Accounts receivable at September 30, 1996 and 1995 consisted of the following:

                                                1996          1995
                                            ------------   -----------
   Casino and hotel                          $2,590,201    $5,817,793
   Other                                      1,136,369     2,689,018
                                             ----------    ----------
   Sub-total                                  3,726,570     8,506,811
   Less allowance for
     doubtful accounts                        2,196,847     2,317,702
                                             ----------    ----------
         Total                               $1,529,723    $6,189,109
                                             ==========    ==========

     Changes in the allowance for doubtful accounts for the years ended September 30, 1996, 1995 and 1994 were as follows:

                                          1996          1995           1994
                                       ----------   ------------    ----------
     Balance, beginning of year        $2,317,702   $  3,538,639    $3,477,663
     Provision                            397,413        634,938       348,534
     Accounts written-off                (518,268)    (1,855,875)     (287,558)
                                       ----------   ------------    ----------
         Balance, end of year          $2,196,847   $  2,317,702    $3,538,639
                                       ==========   ============    ==========

5.  ACCOUNTS RECEIVABLE, OFFICER

     As of September 30, 1996 and 1995, included in Accounts Receivable, Officer is an unsecured demand loan in the principal amount of $476,000, which, together with accrued interest, totaled approximately $636,000 and $545,000, respectively, from HHI to LICO, a company wholly-owned by Paul W. Lowden, Chairman of the Board, Chief Executive Officer and 54% stockholder of the Company. The loan from HHI to LICO bears interest at the rate equal to 2% over the prime rate. See Note 17

6.  ASSETS UNDER AGREEMENT FOR SALE

     In September 1995, the Company acquired an undeveloped 40 acre parcel of land located approximately eight miles south of the Hacienda on Las Vegas Blvd. South. This land was acquired for $2.4 million as a potential site to relocate the Camperland membership. The Company sold an option to acquire this property in November 1996. See Note 21

     On October 2, 1995, the Company sold substantially all of the assets of the Sahara for $128 million in cash and exchanged 22 acres of land, a portion of which was utilized by the Sahara as a parking lot, for 27 acres of land just south of the Sahara on Las Vegas Boulevard, on which a water theme park currently operates. As of September 30, 1995, the properties and equipment relating to those sites subject to the agreement have been classified as current assets on the consolidated balance sheet. The Company recorded a pre-tax gain of $40.8 million. The gain represents the $150.0 million sale price offset by the carrying value of the assets sold, estimated cost and expenses of the transaction, and net of the extinguishment of debt charge discussed in Note 10 on the sale in the quarter ended December 31, 1995.

7.  LAND HELD FOR DEVELOPMENT

     In March 1994, the Company, through a wholly-owned subsidiary, purchased for approximately $15.1 million a 39-acre parcel of land located in Henderson, Nevada, for future development of a proposed casino hotel complex. At September 30, 1996 the cost to acquire the property is reported as land held for development in the consolidated balance sheet. In addition to costs to acquire the property, the Company had recorded approximately $2.5 million in preliminary engineering and development costs and $2.8 million representing capitalized interest.

     In connection with the acquisition of the 27 acre parcel (See Note 6), the Company assumed the operating lease under which a water theme park operates.
The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $5.8 million as of September 30, 1996. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts. The 27 acre parcel was valued at approximately $22 million for purposes of the Sahara sale and is reported as land held for development in the September 30, 1996 Consolidated Balance Sheet.

     In November 1993, SFHI acquired a 22-acre tract of property located next to the Santa Fe for $1.6 million of which amount $850,000 is payable pursuant to a note due November 1998. The balance of the purchase price was paid in cash. In May 1996, the Company purchased from SFHI the 22-acre parcel for $2.85 million, which the Company and SFHI believe to be the fair market value of the property. The Company paid $2.0 million in cash and assumed the existing $850,000 note secured by the property. The intercompany gain on sale recorded by SFHI has been eliminated in the consolidated financial statements. See Notes 11 and 21

8.  PROPERTY AND EQUIPMENT, NET

     In May 1994, the Company acquired an additional four-acre tract adjacent to the Santa Fe. The entire purchase price of $980,000 was paid in cash.

     In December 1994, the Company completed construction of an expansion of the Santa Fe, including the addition of three theme restaurants, approximately 300 new slot machines, a dedicated bingo room, race book, and other public areas. The cost of construction and equipment was approximately $14.4 million. The expansion was financed through working capital and equipment financing.

     In December 1994, the Company completed construction of an expansion of the Pioneer, including the addition of casino space, the addition of a special events area and increased administrative and support areas. The cost of construction and equipment was approximately $4.1 million. The expansion was financed through working capital and equipment financing.

     In June 1995, the Company recorded a $14.9 million pre-tax charge against income in connection with its development of a proposed dockside riverboat gaming facility in Parkville, Missouri. The Company had incurred $16.9 million in connection with the development of the proposed Parkville project. Of this amount, approximately $8.0 million was used to purchase a barge vessel for the site, approximately $3.7 million represents preliminary engineering and development expenses and approximately $5.2 million represents capitalized interest costs. In November 1995, the Company sold the barge vessel for $3.3 million which approximates the carrying value in the Consolidated Balance Sheet.

     In August 1995, the Company sold substantially all of the assets of the Hacienda for $80 million in an all cash transaction. The Company recorded a pre-tax gain from the sale of the Hacienda of $8.9 million. The gain represents the $80 million sale price offset by the carrying value of the assets sold, estimated costs and expenses of the transaction and an estimated cost to relocate the Camperland operation.

     In October 1995, the Company entered into an agreement, subject to various conditions, to transfer its rights and obligations under contracts with members of Camperland, a recreational vehicle park that was located on approximately 14 acres of Hacienda property that was operated by the Company under a lease with the new owners of the Hacienda, to an existing recreational vehicle park. In July 1996, the Company entered into an amended agreement with the existing recreational vehicle park. Pursuant to the amended agreement, the Company paid approximately $2.3 million to transfer its rights and obligations under contracts with members of Camperland. The

Company is obligated to make an additional payment of $750,000 in the event the owners of the existing park relocate the Camperland membership to a mutually acceptable new location. The Company received a first deed of trust on 14 acres of vacant land owned by the existing park to secure performance of the existing park's operators in connection with the assumption of the Camperland contracts. As a result of the termination of the Hacienda lease prior to February 1997, the Hacienda owners paid the Company approximately $350,000.

     During 1996, the Company completed $5.0 million in sale/leaseback transactions with respect to gaming and other equipment at the Santa Fe. In connection with the transactions, the Company deferred an approximate $1.7 million gain which will be recognized over the 36 month lease term. In the fourth quarter of fiscal 1996, the Company recorded an approximate $1.7 million charge in connection with the sale leaseback transactions. See Note 12

9.  GOODWILL, NET

     Goodwill is net of accumulated amortization of $10.4 million and $9.1 million at September 30, 1996 and 1995, respectively. Amortization expense was $1.4 million in 1996, $1.4 million in 1995 and $1.5 million in 1994.

10. DEBT DUE UPON SALE OF ASSETS

     In October 1995 the sale of substantially all of the assets of the Sahara was consummated. The 12-1/8% First Mortgage Notes due August 1996 ("12 1/8% Notes") were issued by Sahara Finance Corp., a wholly-owned subsidiary of the Company, were guaranteed by the Company, and were secured by a first deed of trust on the Sahara Hotel and unsecured affiliates notes totaling $40 million. The 12 1/8% Notes, effective rate of 12-1/4%, had monthly principal and interest payments of $1,206,440 and matured on September 1, 1996. The 12 1/8% Notes did not have a call provision prior to maturity. At September 30, 1995 the 12 1/8% Notes had an outstanding balance of $114.6 million.

     In connection with the sale of the Sahara, the Company made a tender offer to purchase for cash all outstanding 12 1/8% Notes at a price of $1,047 per $1,000 principal amount, plus accrued interest. The Company accepted for payment and retired $89.2 million original principal amount of 12 1/8% Notes tendered in the offer and the Company defeased the remaining approximately $27 million balance of 12 1/8% Notes. In November 1995, the Company purchased and retired the remaining $27 million original principal amount of 12 1/8% Notes that were defeased upon consummation of the sale. The Company recorded an approximate $6.0 million charge for extinguishment of debt against the gain on the sale of the Sahara in the quarter ended December 31, 1995. See Note 6

11.  LONG-TERM DEBT

     Long-term debt, net of unamortized discount, at September 30, 1996 and 1995 consisted of the following:

                                                           1996               1995
                                                       ------------       ------------
   11% First Mortgage Notes,
     ("11% Notes") due 2000
     Effective Rate - 12.46%                           $ 73,921,189       $ 97,840,906

   13 1/2% First Mortgage Notes,
     ("13 1/2% Notes") due 1998                          60,000,000         82,750,000

   12% Note Purchase Agreement                           20,000,000                -0-
     (12% Notes) due November 15, 1999

   10 1/4% Subordinated Sinking
     Fund Debentures ("10 1/4%
     Debentures"), due 1998
     Effective Rate 16.9%                                 8,164,667         10,044,751

   Note payable to Sierra Construct-
     tion Corp., due 1998; interest
     at prime plus 2%                                     5,679,064          6,020,117

   First Mortgage Note due 1998, interest
     payable monthly at 12%                                 850,000            850,000

   Other notes payable, collater-
     alized primarily by equipment                        2,436,246          6,207,141

   Obligations under capital leases (See Note 12)           407,127          1,176,809
                                                       ------------       ------------
         Subtotal                                       171,458,293        204,889,724
   Less current portion                                   3,770,817          6,234,550
                                                       ------------       ------------
         Total long-term debt                          $167,687,476       $198,655,174
                                                       ============       ============

     The scheduled maturities of long-term debt (excluding capital leases) for the year ending September 30 are as follows:

              1997             $  3,577,915
              1998                7,463,786
              1999               66,609,980
              2000               18,950,288
              2001               74,124,830
              Thereafter            324,367
                               ------------
                  Total        $171,051,166
                               ============

     The 11% Notes are secured by, among other things, a first priority deed of trust on the Santa Fe and are guaranteed by the Company. Interest is payable semi-annually on June 15 and December 15, at the rate of 11% per annum. On December 29, 1993, SFHI consummated a public offering (the "Offering") of 11,500 units, with each unit consisting of $10,000 principal of the 11% Notes and one warrant to acquire, for no additional consideration, an additional $1,000 principal amount of the 11% Notes upon exercise no later than December 15, 1996. Assuming all warrants were exercised on December 15, 1996, the total principal amount of 11% Notes to be paid at maturity would have been $126.5 million and the effective rate of interest per annum would have been 12.46%. SFHI is subject to certain covenants under the indenture in which the 11% Notes were issued including, among other things, restrictions on the incurrence of additional debt and making any loan or any distribution or dividends to any affiliate of the Company. See Note 3

     As a result of the commencement of the Repurchase Offer discussed below, warrants to acquire $11.5 million principal amount 11% Notes were exercised resulting in $126.5 million principal amount of 11% Notes outstanding. In August 1995, in accordance with the indenture governing the 11% Notes, SFHI completed an offer to repurchase for cash $21.5 million principal amount of 11% Notes at a price of $1,010 per $1,000 principal amount, plus accrued interest, representing that principal amount that could be purchased with funds remaining in the Parkville collateral account dedicated to use in the development of a proposed dockside riverboat casino and received upon liquidation of the Parkville assets. The repurchase offer was required to be made because the proposed casino in Parkville, Missouri that SFHI intended to develop was not operating by June 30, 1995. Upon completion of the Repurchase Offer, $105 million principal amount of 11% Notes were outstanding. The Company recorded an extraordinary charge to earnings in the amount of approximately $2.6 million, less income tax benefit of $890,000, related to debt premium payments, debt issue costs and debt discount in connection with the completed Repurchase Offer.

     In January 1996, the Company completed the repurchase of $25.6 million principal amount of 11% Notes. The Company financed the repurchase of debt with the net proceeds of a private placement of $20 million principal amount of 12% Notes due 1999 (the "12% Notes") issued by the Company's subsidiary, Sahara Las Vegas Corp. The Company retired $5.6 million principal amount of the 11% Notes and $20.0 million principal amount is held by the Company and pledged as collateral for the 12% Notes. As of September 30, 1996, $99.4 million principal amount of the 11% Notes remain outstanding, and are reported in the Consolidated Balance Sheet net of unamortized debt discount of $5.5 million and $20 million principal amount held by the Company. The Company recorded an extraordinary gain of approximately $4.9 million after tax related to the debt repurchases in the quarter ended March 31, 1996.

     The 13 1/2% Notes are secured by a first deed of trust on the Pioneer and were issued by Pioneer Finance Corp., a wholly-owned subsidiary of the Company. The 13 1/2% Notes are guaranteed by the Company. Interest is payable semi-annually on June 1 and December 1 at a rate of 13 1/2% per annum. PHI is subject to certain conditions under the indenture under which the 13 1/2% Notes were issued, including, without limitation restrictions on the incurrence of additional debt and the making of any loans or distributions or dividends to affiliates of the Company. See Note 3

     In September 1995, from the proceeds of the sale of the Hacienda, the Company acquired $20 million principal amount of 13 1/2% Notes. The Company recorded a extraordinary gain of $4.3 million less income tax charge of $1.5 million. The $20.0 million principal amount of the 13 1/2% Notes acquired were submitted to the trustee for cancellation in satisfaction in full of the Company's sinking fund payment due in December 1996 and reduced the December 1997 sinking fund obligation to $22.75 million.

     In January 1996, the Company completed the repurchase of an aggregate of $12.5 million principal amount of 13 1/2% Notes. The Company financed the repurchase of debt with $7.5 million of working capital and a portion of the net proceeds of a private placement of 12% Notes. In addition, in March 1996, the Company completed the repurchase of $10.2 million principal amount of 13 1/2% Notes and accrued interest thereon for $8.6 million. The January and March repurchases were submitted to the trustee for cancellation in satisfaction of the December 1997 sinking fund obligation. At September 30, 1996 the outstanding balance of the 13 1/2% Notes was $60.0 million. The Company recorded an extraordinary gain of approximately $3.0 million after tax related to the debt repurchases in the quarter ended March 31, 1996.

     The 12% Notes are secured by, among other things, the Company's 27 acre parcel of real property on the Las Vegas Strip and $20 million principal amount of the 11% Notes held by the Company. The 12% Notes are guaranteed by the Company. Interest is payable semi-annually on June 30 and December 31, and principal payments of $500,000, respectively, are due December 31, 1996, 1997 and 1998. In addition, pursuant to the 12% Note Agreement, if, as of the end of any quarter commencing with the quarter ending December 31, 1996, SFHI Cash Flow (as defined in the 12% Note Agreement) for the preceding four quarter period is less than $13.5 million, the Company will be required to redeem $3.5 million principal amount of 12% Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest thereon. Such obligation, if it arises, will be reduced-on-a-dollar for dollar basis to the extent that, during the period in which the Company is so required to repurchase 12% Notes, the Company acquires 11% Notes and pledges such acquired 11% Notes as additional collateral for the 12% Notes or contributes the acquired 11% Notes to SFHI and causes the contributed SFHI Notes to be canceled. The Company may, at its option, exclude a fiscal quarter from the calculation of SFHI Cash Flow if SFHI undertakes certain capital expenditures in such quarter and provides notification under the 12% note agreement. See Note 21

     The 10 1/4% Debentures have an effective interest rate of 16.9%, payable semi-annually, and a principal balance of $9.0 million and $11.4 million less unamortized discount of $800,000 and $1.3 million on September 30, 1996 and 1995, respectively; the 10 1/4% Debentures have an annual sinking fund payment obligation of $2.3 million. The 10 1/4% Debentures restrict the purchase of the Company's capital stock and payment of cash dividends on any of the Company's capital stock to the extent of the aggregate consolidated net income of the Company from September 30, 1982 to the end of the most recent fiscal quarter preceding the date of declaration of the dividend. As of September 30, 1996, the Company had a cumulative consolidated net loss of $41.9 million since October
1, 1982. In December 1995, the Company acquired $2.6 million principal amount of 10 1/4% Debentures which were submitted to the trustee for cancellation in satisfaction of the sinking fund payment due in June 1996 and in reduction of the sinking fund payment due in June 1997 to approximately $2.1 million.

     The note payable to Sierra Construction Corp. bears interest at prime plus 2% (10.25% at September 30, 1996); payable in monthly installments of principal and interest of $80,099 commencing December 1993 until maturity in December 1998. At the current interest rate, the balance due at maturity will be approximately $4.7 million.

     The first mortgage note, due 1998, bears interest at 12%, interest is payable monthly with principal due November 1998. The first mortgage note is secured by a first deed of trust on 22 acre parcel of real property. See note 7 and 21.

     On December 7, 1994, SFHI borrowed $3.0 million pursuant to a working capital loan agreement. The loan agreement required monthly installments of principal and interest at an annual rate of 11% and was guaranteed by the Company. In February 1996, SFHI prepaid in full the remaining $1.6 million principal balance on its working capital loan agreement.

12.  LEASES

     All non-cancelable leases have been classified as capital or operating leases. At September 30, 1996, the Company had leases for personal and real property which expire in various years to 2078. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property.

     At September 30, 1996 and 1995, equipment leased under capital leases are recorded in the Consolidated Balance Sheet as follows:

                                                  September 30
                                            -------------------------
                                               1996          1995
                                            ----------   ------------
         Equipment                          $1,049,000     $5,463,000
         Less accumulated amortization         342,000      4,154,000
                                            ----------     ----------
              Total                         $  707,000     $1,309,000
                                            ==========     ==========

     Amortization of assets leased under capital leases is included in depreciation and amortization expense in the Consolidated Statements of Operations.

     Future minimum lease payments as of September 30, 1996 are as follows:

                                                 Capital         Operating
                                                 --------       -----------
          1997                                   $227,131       $ 3,223,668
          1998                                    144,062         2,964,142
          1999                                     48,660         1,862,478
          2000                                     44,605           722,296
          2001                                        -0-           680,028
          Thereafter                                  -0-        51,723,815
                                                 --------       -----------
                                                  464,458       $61,176,427
                                                                ===========
         Less amount representing  interest        57,331
                                                 --------
         Present value of minimum
           lease payments                        $407,127
                                                 ========

     Included in future minimum operating lease payments are rental costs associated with the real property under the lease at the Pioneer. Approximately 6 1/2 acres of the Pioneer property are subject to a 99 year ground lease, expiring in December 2078. Under the ground lease the Company is subject to an annual rental obligation of $680,000 per year, adjusted annually based on the Consumer Price Index. Additionally, every ten years beginning January 1, 2004, the annual rent will be adjusted to an amount equal to 10% of the fair market value of the land subject to the ground lease, on an unimproved basis.

     Included in future minimum operating lease payments are rental costs associated with the $5.0 million sale leaseback of personal property at the Santa Fe. Under the leases, which have 36 month terms, the Company is obligated to rental obligations of $170,000 per month. In addition, in June 1996, the Company completed a $1.4 million lease transaction with respect to a slot tracking system at the Santa Fe. The lease requires an approximate payment of $39,000 per month per a 36 month term.

13. STOCKHOLDERS' EQUITY

     On January 25, 1994, the Company announced a 25% stock dividend on the Common Stock payable on February 25, 1994 to stockholders of record on February 4, 1994. The accompanying financial statements have been adjusted to give effect to this stock dividend as if it has occurred as of the earliest period presented.

     In March and September of fiscal years 1996, 1995, and 1994, the Company declared a semi-annual dividend on its Preferred Stock pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock. Each semi-annual dividend was paid in shares of Preferred Stock in an amount equal to .04 of a share for each share of Preferred Stock. Cash was paid in lieu of fractional shares.

     At the election of the Company, the Preferred Stock is redeemable, in whole or in part, at any time and from time to time at a redemption price equal to the per share liquidation preference of $2.14 plus (i) an amount equal to all accrued but unpaid dividends, whether or not declared, plus (ii) under certain circumstances relating to asset dispositions and mergers, an additional amount determined in accordance with the Certificate of Designation of the Preferred Stock (the "Liquidation Preference"). Additionally, at the election of the Company, if any shares of

Preferred Stock have not been redeemed on or prior to the tenth dividend payment date from the issuance of the Preferred Stock, such shares may be exchanged from time to time for Junior Subordinated Notes of the Company. The principal amount of the Junior Subordinated Notes, if issued, will be equal to the Liquidation Preference of the Preferred Stock for which such notes are exchanged. The Junior Subordinated Notes will mature on September 30, 2008, and will bear interest at an annual rate of 11%, payable semi-annually.

14. STOCK OPTION PLAN

      The Company has a Key Employee Stock Option Plan (the "Stock Option Plan") providing for the grant of up to 319,375 shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. As of September 30, 1994 there were 61,250 options outstanding having exercise prices ranging from $22.60 to $3.30 per share. In October 1995, the Company cancelled all outstanding options and issued 192,500 options at a exercise price of $3.00 per share. In 1996, options to acquire 31,250 were cancelled. As of September 30, 1996, there were 161,250 options outstanding under the Stock Option Plan. No options were exercised during fiscal years 1996, 1995 and 1994. The outstanding options have an expiration date of October 2005.

15. FEDERAL INCOME TAXES

     The Company accounts for Income Taxes under Statement of Financial Accounting Standards No. 109. In accordance with SFAS No. 109, deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credits carryforwards. The Company has recognized approximately $29.3 million in federal income tax benefit for financial reporting purposes based on book losses.


     The expense (benefit) for income taxes attributable to pre-tax income consisted of:

     Year Ended September 30      1996        1995           1994
     -----------------------     ------      ------         ------
     (Dollars in thousands)

     Current                     $  114          ---           ---
     Deferred                     8,352     $(10,609)      $(7,059)
                                 ------     --------       -------
     Total expense (benefit)     $8,466     $(10,609)      $(7,059)
                                 ======     ========       =======

     The expense (benefit) for income taxes attributable to pre-tax income differs from the amount computed at the federal income tax statutory rate as a result of the following:


     Year Ended September 30         1996          1995           1994
     -----------------------        ------        ------         ------
     (Dollars in thousands)

     Amount at statutory rate       $9,121       $(11,428)      $(7,979)
     Goodwill                          487            487           522
     Lobbying costs                     12              0           170
     Deferred tax credits             (699)           ---           ---
     Other                            (455)           332           228
                                    ------       --------       -------
                                    $8,466       $(10,609)      $(7,059)
                                    ======       ========       =======

     The components of the deferred tax asset (liability) consisted of the following:

        At September 30                           1996            1995
     (Dollars in thousands)                      ------          ------
     DEFERRED TAX LIABILITIES
     Prepaid expenses                           $ 1,026          $ 1,851
     Fixed asset cost, depreciation
      and amortization, net                      10,166           11,857
     Capitalized interest                           953              953
     Original issue discount                        240              414
     Other                                          475              588
                                                -------          -------
     Gross deferred tax liabilities             $12,860          $15,663
                                                =======          =======

     DEFERRED TAX ASSETS
     Net operating loss carryforward            $ 8,316          $15,344
     Reserves for accounts and
      contracts receivable                          420              763
     Other/Treasure Bay                             159            4,419
     Deferred payroll                               383              801
     Tax credits                                    894              ---
                                                -------          -------
     Gross deferred tax assets                   10,172           21,327
                                                -------          -------
     Net deferred tax assets (liabilities)      ($2,688)         $ 5,664
                                                =======          =======

     At September 30, 1996, the Company has a net operating loss carryforward for regular income tax purposes of approximately $24.5 million, which expires by the year 2010. The Company has not recorded a valuation allowance to reduce the carrying value of the deferred tax assets since these assets arose principally from temporary differences which will reverse within the prescribed carryforward period or will be recognized in periods corresponding to the reversal of certain of the deferred tax liabilities.

16. BENEFIT PLANS

     The Company has a savings plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees who are not covered by a collective bargaining unit. The Company's matching contributions paid in 1996, 1995, and 1994, were $106,000, $93,000 and $89,000, respectively.

     The Company contributed to multi-employer pension plans under various union agreements to which SNC and HHI were a party. Contributions, based on wages paid to covered employees, were approximately $100,000, $1.9 million and $1.9 million for the years ended September 30, 1996, 1995 and 1994, respectively.
The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

17. RELATED PARTIES

     LICO, a company wholly-owned by Mr. Lowden, Chairman of the Board, Chief Executive Officer and 54% stockholder of the Company, had borrowed $476,000 from Hacienda Inc., pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was approximately $636,000 as of September 30, 1996. The demand loan to LICO bears interest at 2% over the prime rate.

     LICO provided entertainment services to the Company. Entertainment expense incurred for services provided by LICO was $3.4 million and $3.5 million for fiscal years 1995, and 1994, respectively. LICO did not provide services to the Company during the 1996 fiscal year.

     In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement whereby the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal
balance due July 31, 1998.   The principal balance of the loan is approximately
$927,000 at

December 27, 1996. The loan is secured by substantially all of the Company's common stock (the "Pledged Shares"), owned by Mr. Lowden. Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. If an event of default were to occur under his personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of Santa Fe Gaming's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of Santa Fe Gaming's common stock, an event of default would be triggered under certain of Santa Fe Gaming's long-term indebtedness, which would result in cross-defaults under substantially all of Santa Fe Gaming's other long-term indebtedness, including the 13 1/2% Notes and 11% Notes.

18. INVESTMENTS

Biloxi, Mississippi - Treasure Bay

     In April 1994, Santa Fe Inc. purchased from Treasure Bay Gaming & Resorts Inc. ("Treasure Bay") for $10.0 million approximately 20% of Treasure Bay's common stock and 33 1/3% of Treasure Bay's preferred stock. The Company also unconditionally guaranteed the payment of $4.5 million of the indebtedness of Treasure Bay incurred to finance working capital in connection with the opening of Treasure Bay's casinos in Biloxi, Mississippi in April 1994 and in Tunica, Mississippi in May 1994, which indebtedness the Company acquired in December 1994. In connection with its stock purchase, Santa Fe Inc. entered into an agreement with Treasure Bay to manage both properties. However, in December 1994, Treasure Bay notified the Company that Treasure Bay was assuming management control of Treasure Bay's properties and alleged that the Company was in default under the management agreement and had mismanaged the Treasure Bay properties. On January 10, 1995, Treasure Bay and its operating subsidiary, Treasure Bay Corp., filed for Chapter 11 relief in the United States Bankruptcy Court for the Southern District of Mississippi. On October 7, 1996, U.S. Bankruptcy Court denied confirmation of Treasure Bay management's confirmation plan. Subsequent to the denial of Treasure Bay's confirmation plan, the entire bankruptcy case was transferred to U.S. Bankruptcy Court of New Orleans, LA.

     In light of Treasure Bay's financial condition, Santa Fe Gaming recorded a $12.6 million writedown in fiscal 1994 and based on factors relative to the bankruptcy proceedings, the Company recorded a $2.8 million pre-tax charge against income in the fourth quarter 1996, in connection with its investment in Treasure Bay, its guarantee related to the working capital loan and its management contract. See Note 19

Las Vegas, Nevada - Santa Fe Mining Company L.L.C.

     In February 1996, the Company acquired a 50% equity interest for $175,000 in a restaurant/tavern operation in northwest Las Vegas, Santa Fe Mining Company, L.L.C. ("Santa Fe Mining"). The Company and its partner have guaranteed a $850,000 loan incurred to finance construction and equipment and a $100,000 working capital line of credit. The restaurant/tavern opened July 1, 1996. In August 1996, the Company received final approval for a restricted gaming license for the Santa Fe Mining location. The Company records its investment in less than majority-owned companies in Other Assets on the Consolidated Balance Sheet and the Company's percentage of net income or loss in Other Revenue in the Consolidated Statement of Operations.


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

     In response to the complaints, all of the defendants, including the Company and the Partnership, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue, and, in the case of the consolidated case, seeking to transfer venue of the actions to Las Vegas. The Court granted the defendants' motion to transfer venue of the Poulos action to Las Vegas. Plaintiffs have responded to all motions and have also propounded discovery with respect to each defendant on jurisdiction, venue and class issues. The Company expects that there will be further briefing on the motions, and the Court has not indicated when it will rule on these motions. Plaintiffs have also filed their motion to certify the class. A representative group of the defendants took the deposition of each plaintiff and also obtained documents from the plaintiffs. It is not known when the Court will rule on the class certification motions. The Court has required the Plaintiffs in the three consolidated cases to file a single consolidated amended complaint. All pending motions are deemed withdrawn without prejudice and may, if applicable, be filed again after plaintiffs file their amended complaint.

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

     On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and Santa Fe Inc., as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and Santa Fe Inc. and to sell the Company and Santa Fe Inc. a 20% ownership interest in Treasure Bay. The lawsuit was subsequently amended to remove Suzanne Lowden as a defendant. The Company and Santa Fe Inc. filed a successful motion to transfer this case to the United States District Court in Nevada.

     On March 31, 1995, Treasure Bay Corp. commenced an adversary proceeding in its bankruptcy case by filing a complaint for a preliminary and permanent injunction pursuant to 11 U.S.C. Sec. 105 and Sec. 362 against the Company and Santa Fe Inc. The Complaint alleges that the filing of the action on December 12, 1994 against Bernie Burkholder, an officer of Treasure Bay Corp., in Nevada federal court violated the automatic stay imposed by 11 U.S.C. Sec. 362, or alternatively, that the Bankruptcy Court should issue an injunction pursuant to 11 U.S.C. Sec. 105 preventing Santa Fe Inc. from proceeding with its action as against Burkholder. In addition to an injunction, the complaint seeks actual and punitive damages and attorneys' fees. In a hearing on this complaint, Treasure Bay abandoned its claims for damages and violation of the stay. However, the bankruptcy court granted Treasure Bay's request for a stay of discovery against Bernie Burkholder that will expire after the confirmation hearing on Treasure Bay's bankruptcy plan. The Company has filed a motion for relief from the order granting a stay on discovery from Bernie Burkholder. The Court has scheduled a January 29, 1997 hearing on the motion. The Company is incurring and expects to continue to incur professional expenses and other expenses associated with legal proceedings involving Treasure Bay and the Company's investment in Treasure Bay.

     In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

20. SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

     Supplemental statement of cash flows information is presented below:

                                                       1996                1995                1994
                                                      ------              ------              ------
        Operating activities:
        Cash paid during the period
        for interest, net of amount
        capitalized of $0, $4,693,714
        and $1,764,186 for 1996,
        1995, and 1994 respectively                    $25,675,648         $45,111,514         $38,610,465
                                                       ===========         ===========         ===========

      Investing and financing activities:
          Capital lease obligations
          incurred in connection with
          the acquisition of machinery
          and equipment                                $   161,084         $    77,682         $    66,983
                                                       ===========         ===========         ===========

        Long-term debt incurred in
          connection with the
          acquisition of machinery
          and equipment                                $    76,734         $ 2,533,436         $ 4,019,070
                                                       ===========         ===========         ===========

        Preferred stock dividends
          at liquidation value                         $ 1,431,848         $ 1,319,670         $ 1,221,715
                                                       ===========         ===========         ===========

        Adjustment to property, plant
         and equipment under
         adoption of SFAS No. 109                                                              $11,062,602
                                                                                               ===========

21. SUBSEQUENT EVENTS

     In November 1996, the Company sold an option to acquire the 40 acre parcel located approximately eight miles south of the Hacienda on Las Vegas Boulevard South for $2.8 million. Pursuant to the option agreement, the option holder is entitled to purchase the property at any time prior to May 15, 1997 for $350,000 in additional net proceeds to the Company. In the event the option holder does not elect to purchase the property, the option payment will convert to a first mortgage note with a principal amount of $2.8 million at 10% interest payable monthly with the entire principal balance due in one year.

     In December 1996, the Company executed an operating lease for 180 slot machines at the Pioneer. The lease requires monthly payments of $37,000 for a 36 month term.

     In December 1996, the Company executed an operating lease for 229 slot machines at the Santa Fe. The lease requires monthly payments of $46,000 for a 36 month term.

     In December 1996, the Company borrowed approximately $1.6 million pursuant to a first mortgage note secured by the 22 acre parcel of real property ("Land Note"). The Land Note requires interest only payments at a rate 12% interest for a three-year term. The Company utilized proceeds from the Land Note to satisfy an existing first mortgage note of $850,000 and expenses of the transactions resulting in net proceeds of approximately $650,000.

     In December 1996, the Company and the holder of the 12% Notes amended the terms of the 12% Notes to (i) provide that a $500,000 principal payment due on December 31, 1996 would be deferred until June 30, 1997 and (ii) revise a covenant requiring redemption of $3.5 million principal amount of 12% Notes (or alternatively the redemption of $3.5 million principal amount of 11% Notes of Santa Fe Inc.) in the event that, for any four-quarter period commencing with the four-quarter period ending December 31, 1996, the cash flow of the Santa Fe (as determined pursuant to the agreement under which the 12% Notes were issued) is less than $13.5 million to require such redemption in the event cash flow at the Santa Fe is less than $13.5 million for any four-quarter period commencing with the four-quarter period ending June 30, 1997.

22.  Supplemental Statement of Subsidiary Information-
     For The Twelve Months Ended September 30, 1996 and 1995


     The Company's primary operations are in the hotel/casino industry and in fiscal year 1996 are conducted through PHI and SFHI, and in fiscal 1995 and 1994 were conducted through SNC, HHI, PHI and SFHI. The Company sold substiantially all the assets of the Hacienda in August 1995 and the Sahara in October 1995. "Other" below includes financial information for SNC, HHI and the Company's other operations before eliminating entries. In addition to the financial information for the twelve months ended September 30, 1996 and 1995, as set forth in the table below (dollars in thousands), see notes 3, 8, 9, 11, 12 and 21 for additional discussion of subsidiary operations.

                             Year        PHI         SFHI        Other       Eliminations     TOTAL
                             ---------   ---------   ---------   ---------   ------------   ---------

  Operating revenues             1996     $44,415     $61,653     $46,290       ($3,926)     $148,432
                                         ========    ========    ========       =======      ========

                                 1995     $46,034     $64,798    $145,861       ($5,584)     $251,109
                                         ========    ========    ========       =======      ========

                                 1994     $49,270     $63,831    $145,549       ($4,932)     $253,718
                                         ========    ========    ========       =======      ========


  Operating Income (Loss)        1996      $1,729        $935     $40,603       ($2,117)      $41,150
                                         ========    ========    ========       =======      ========

                                 1995      $5,500     ($6,458)    $11,888         ($319)      $10,611
                                         ========    ========    ========       =======      ========

                                 1994      $9,424     $14,697      $9,171         ($319)      $32,973
                                         ========    ========    ========       =======      ========


  Interest Expense               1996      $9,371     $13,476      $2,447         ($872)      $24,422
                                         ========    ========    ========       =======      ========

                                 1995     $13,765     $14,042     $17,529         ($319)      $45,017
                                         ========    ========    ========       =======      ========

                                 1994     $13,877     $11,446     $18,187         ($319)      $43,191
                                         ========    ========    ========       =======      ========


  Depreciation and Amortization  1996      $5,878      $8,063        $128                     $14,069
                                         ========    ========    ========       =======      ========

                                 1995      $5,227      $9,104     $13,853                     $28,184
                                         ========    ========    ========       =======      ========

                                 1994      $5,063      $7,574     $14,068                     $26,705
                                         ========    ========    ========       =======      ========


  Capital Expenditures           1996      $1,291      $3,518     ($2,802)                     $2,007
                                         ========    ========    ========       =======      ========

                                 1995      $5,998     $18,621      $5,984                     $30,603
                                         ========    ========    ========       =======      ========

                                 1994      $1,741     $19,598     $22,828                     $44,167
                                         ========    ========    ========       =======      ========


  Identifiable Assets            1996    $116,439     $80,156     $33,307       ($1,245)     $228,657
                                         ========    ========    ========       =======      ========

                                 1995     $97,782     $95,201    $173,655                    $366,638
                                         ========    ========    ========       =======      ========

                                 1994    $105,971    $146,317    $226,267                    $478,555
                                         ========    ========    ========       =======      ========

23.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)
For the Year Ended September 30,

                                         1996             1995
                                       --------         --------
Revenues
  First Quarter                        $ 68,819,729     $ 61,639,914
  Second Quarter                         29,087,369       64,333,776
  Third Quarter                          25,950,026       63,540,828
  Fourth Quarter                         24,575,149       61,594,800
                                       ------------     ------------
                                       $148,432,273     $251,109,318
                                       ============     ============
Operating Income (Loss)
  First Quarter                        $ 42,675,303     $  7,873,994
  Second Quarter                          2,654,433        5,554,002
  Third Quarter                            (369,839)     (10,386,802)
  Fourth Quarter                         (3,809,431)       7,569,349
                                       ------------     ------------
                                       $ 41,150,466     $ 10,610,543
                                       ============     ============

Net Income (Loss)
  before extraordinary item
  First Quarter                        $ 23,634,041     $ (2,268,474)
  Second Quarter                         (2,414,444)      (3,954,297)
  Third Quarter                          (4,171,089)     (14,501,556)
  Fourth Quarter                         (7,309,272)      (2,458,591)
                                       ------------     ------------
                                       $  9,739,236     $(23,182,918)
                                       ============     ============

Net Income (Loss)
  before extraordinary
 net  per common share
  First Quarter                        $       3.81     $       (.37)
  Second Quarter                               (.39)            (.64)
  Third Quarter                                (.67)           (2.34)
  Fourth Quarter                              (1.18)            (.39)
                                       ------------     ------------
                                       $       1.57     $      (3.74)
                                       ============     ============


Net Income (Loss)
  First Quarter                        $ 23,634,041     $ (2,268,474)
  Second Quarter                          5,440,263       (3,954,297)
  Third Quarter                          (4,171,089)     (16,073,886)
  Fourth Quarter                         (7,309,272)         255,409
                                       ------------     ------------
                                       $ 17,593,943     $(22,041,248)
                                       ============     ============


Net Income (Loss)
per Common Share
  First Quarter                        $       3.76     $      ( .42)
  Second Quarter                                .82            ( .69)
  Third Quarter                                (.73)           (2.65)
  Fourth Quarter                              (1.24)           ( .01)
                                       ------------     ------------
                                       $       2.61     $      (3.77)
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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

    The information regarding the directors and executive officers of the Company to be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

  (b)     Reports on Form 8-K filed during the last quarter of 1996.

          None

  (c)     Exhibits required by Securities and Exchange Commission Regulation S-
          K:

Exhibit No.                Description of Exhibits
----------                 -----------------------

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

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
----------     ----------------------

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

10.8      Form of Pari Passu Certificate relating to the Bonds (included as an
                  ---- -----
          exhibit to the Pioneer Indenture).(1)

10.9      Acquisition Agreement relating to the Pioneer Acquisition.(1)

10.10     Pioneer Ground Lease, as amended.(1)

10.11 Conformed Lessor's Agreement dated as of November 16, 1988 among Lessor, Lessee and Pioneer Operating Partnership relating to the Pioneer Acquisition.(1)

10.12 Standard Form of Agreement between Owner and Contractor by and between Sahara Operating Partnership and Sierra Construction Corp.(3)

10.13 Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13.5% per annum, respectively.(3)

10.14 Promissory Note in the amount of $4,500,000 dated September 1, 1987 from Sahara Las Vegas to the Partnership.(2)

10.15 Sahara Resorts Key Employee Stock Option Plan. (Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement of Hacienda Resorts, Inc. on Form S-1 (No. 2-82796) and incorporated herein by reference.)

10.16 First Supplemental Indenture to Pioneer Indenture dated as of December 21, 1990 among Pioneer Finance, and Sahara Casino Partners, L.P. and Security Pacific National Bank.(4)

10.17 Promissory Note in the amount of $2,760,079 dated October 10, 1990 executed by Santa Fe Operating Limited Partnership in favor of Deutsche Credit Corporation, collateralized by equipment.(5)

10.18 Lease agreement for signage dated April 29, 1991 between SNET as Lessor and Santa Fe Operating Limited Partnership as Lessee.(5)

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
----------     ----------------------

10.19 Second Supplemental Indenture dated as of September 30, 1993 between Sahara Resorts, Sahara Gaming Corporation and Nevada State Bank, as Trustee, with respect to 10-1/4% Subordinated Sinking Fund Debentures.
          (7)

10.20     Sahara Gaming Corporation's 1993 Key Employee Stock Option Plan.(7)

10.21 Agreement Concerning Guaranty dated as of April 20, 1994, by and among Treasure Bay Corp., Treasure Bay Gaming and Resorts, Inc., and Sahara Gaming Corporation(8)

10.22 Form of Guaranty of Sahara Gaming Corporation of an aggregate of $4.5 million of indebtedness of Treasure Bay Corp.(8)

10.23     Notice, Consent and Acknowledgment of Assignment(8)

10.24 Form of Credit Agreement by and between Treasure Bay Corp. and Progressive Distribution Systems, Inc. with respect to equipment financing indebtedness of Treasure Bay Corp. (the "Credit Agreements")
          (8)

10.25 Form of Commercial Security Agreement with respect to the Credit Agreements(8)

10.26     Form of Promissory Note with respect to the Credit Agreements(8)

10.27 Form of Subordination Agreement by and among Treasure Bay Gaming & Resorts, Inc., Santa Fe Hotel Inc., First Trust National Association, and PDS Financial Corporation with respect to the Credit Agreements(8)

10.28 Treasure Bay I, Biloxi Loan Purchase Agreement, dated December 7, 1994, by and between Santa Fe Hotel Inc. and Miller & Schroeder Investments Corporation(9)

10.29 Treasure Bay III, Tunica Loan Purchase Agreement, dated December 7, 1994 by and between Santa Fe Hotel Inc. and Miller & Schroeder Investments Corporation(9)

10.30 Lease Agreement, dated May 26, 1993, between City of Parkville, Missouri, and Sahara Casino Partners, L.P., was previously filed with the Commission as Exhibit 10.86 to the Company and Santa Fe Hotel Inc.'s Registration Statement on Form S-1 (No. 33-70286)(9)

10.31 Amendment to Lease Agreement, made as of September 7, 1993, by Sahara Casino Partners, L.P., and the City of Parkville, Missouri(9)

10.32 Second Amendment to Lease Agreement, made as of December 27, 1993, by Sahara Parkville, Inc. and the City of Parkville, Missouri(9)

10.33 Landlord's Consent, Estoppel Certificate and Third Amendment to Lease Agreement, entered into on December 27, 1993, by and between the City of Parkville, Missouri, Sahara Parkville, Inc., IBJ Schroeder Bank & Trust Company, and Santa Fe Hotel Inc.(9)

10.34 Fourth Amendment to Lease Agreement, made as of January 18, 1994 by Sahara Parkville, Inc and the City of Parkville, Missouri(9)

10.35 Fifth Amendment to Lease Agreement, made as of January 18,1994, by Sahara Parkville, Inc. and the City of Parkville, Missouri(9)

10.36 Development Agreement by Sahara Parkville, Inc. and the City of Parkville, Missouri(9)

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
----------     ----------------------

10.37 Amendment to Development Agreement, dated January 18, 1994, by Sahara Parkville, Inc. and the City of Parkville, Missouri(9)

10.38 Second Amendment to Development Agreement, dated October 28, 1994, by Sahara Parkville, Inc. and the City of Parkville, Missouri(9)

10.39 Bill of Sale dated as of December 28, 1994 from PDS Financial Corporation to Pioneer Hotel Inc. with respect to the sale of certain gaming equipment.(10)

10.40 Credit Agreement dated as of December 28, 1994 by and between Pioneer Hotel Inc. and PDS Financial Corporation.(10)

10.41 Promissory Note dated as of December 28, 1994 in the amount of $627,800 by Pioneer Hotel Inc. to the order of PDS Financial Corporation.(10)

10.42 Security Agreement dated as of December 28, 1994 by Pioneer Hotel Inc. in favor of PDS Financial Corporation.(10)

10.43 Subordination Agreement dated as of December 28, 1994 by and between PDS Financial Corporation and Pioneer Hotel Inc.(10)

10.44 Agreement for Purchase and Sale dated as of January 10, 1995 by and among Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and William G. Bennett.(10)

10.45 Letter of Modification and Clarification by and between Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and William G. Bennett dated March 3, 1995.(11)

10.46 Assignment and Consent to Assignment of Agreement for Purchase and Sale dated January 10, 1995 by and among Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and William G. Gennett to Circus Circus Enterprises, Inc. dated March 5, 1995.(11)

10.47 Third Amendment to Development Agreements dated June 30, 1995 by Sahara Parkville, Inc. and the City of Parkville, Missouri.(12)

10.48 Sixth Amendment to Lease Agreement dated June 30, 1995 by Sahara Parkville, Inc., and the City of Parkville, Missouri.(12)

10.49 Sale and Purchase Contract dated November 7, 1995 by and between Sahara Gaming Corporation and Argasy Gaming Company.(13)

10.50 Promissory Note dated June 14, 1995 issued by Santa Fe Hotel, Inc. in favor of Sahara Nevada Corp.(13)

10.51 Hacienda Adventure Club Acquisition and Assignment Agreement dated September 29, 1995 by and between Hacienda Hotel, Inc. and Resort Marketing International and Brett Torino.(13)

10.52 Camperland Responsibility Agreement dated August 31, 1995 by and among Hacienda Hotel, Inc., Sahara Gaming Corporation and Pinkless, Inc.(13)

10.53 Assignment Agreement dated October 2, 1995 by and between Howard Hughes Properties, Limited Partnership and Sahara Las Vegas Corp. and Guaranty Agreement dated October 2, 1995 by and between Howard Hughes Properties, Limited Partnership and Sahara Las Vegas Corp.(13)

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
----------     ----------------------

10.54 Lease Modification Letter dated August 24, 1995 by and between Wet N' Wild Nevada, Inc. and Sahara Corporation.(13)

10.55 Note Purchase Agreement, dated as of January 16, 1996, by and among Sahara Gaming Corporation, Sahara Las Vegas Corp. and SunAmerica Life Insurance Company(14)

10.56 Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with Assignment of Rents, dated as of January 16, 1996, by and among Sahara Las Vegas Corp., as trustor, Stewart Title of Nevada, as trustee, and SunAmerica Life Insurance Company, as beneficiary.(14)

10.57 Security Agreement, dated as of January 16, 1996, by and between Sahara Las Vegas Corp. and SunAmerica Life Insurance Company.(14)

10.58 Guaranty, dated as of January 16, 1996, made by Sahara Gaming Corporation in favor of SunAmerica Life Insurance Company.(14)

10.59 Master lease agreement by and between Videotronics, Inc. and Santa Fe Hotel Inc. dated January 31, 1996.(15)

10.60     Guaranty of lease by Sahara Gaming Corporation dated January 31, 1996.
          (15)

10.61 Notice, Consent and Acknowledgment of Assignment by and between Videotronics, Inc. (Lessor), Santa Fe Hotel, Inc. (Lessee), Sahara Gaming Corporation (Guarantor), PDS Financial Corporation (Assignee) and Miller & Schroeder Investments Corporation dated January 31, 1996.
          (15)

10.62 Master lease agreement by and between Videotronics, Inc. and Santa Fe Hotel, Inc. dated April 15, 1996.(15)

10.63     Guaranty of lease by Santa Fe Gaming Corporation dated April 15, 1996.
          (15)

10.64 Notice, Consent and Acknowledgment of Assignment by and between Videotronics, Inc. (Lessor), Santa Fe Hotel, Inc. (Lessee), PDS Financial Corporation and the Buyers dated May 9, 1996.(15)

10.65 Master lease agreement by and between PDS Financial Corporation and Santa Fe Hotel, Inc. dated May 30, 1996.(16)

10.66 Lease schedule No. 1 by and between PDS Financial Corporation and Santa Fe Hotel, Inc. dated May 30, 1996.(16)

10.67 Purchase/Renewal option by and between PDS Financial Corporation and Santa Fe Hotel, Inc. dated May 30, 1996.(16)

10.68 Amended and Restated Hacienda Adventure Club Acquisition and Assignment Agreement by and among Hacienda Hotel Inc., Resorts Marketing International Alpine-Oasis Membership, L.L.C. and Brett Torino dated July 18, 1996.(16)

10.69 Guaranty of Payment and Performance (Sahara Gaming Corporation) dated July 18, 1996.(16)

10.70 Guaranty of Payment and Performance (Oasis Las Vegas Motor Coach Park, L.P.) dated July 24, 1996.(16)

10.71 Master lease agreement by and between CJ's Classics, Inc. and Santa Fe Hotel, Inc. dated August 15, 1996.(17)

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
----------     ----------------------

10.72 Lease schedule No. 1 by and between CJ's Classics, Inc. and Santa Fe Hotel, Inc. dated August 15, 1996.(17)

10.73 Purchase/Renewal option by and between CJ's Classics, Inc. and Santa Fe Hotel, Inc. dated August 15, 1996.(17)

10.74 Master lease agreement by and between CJ's Classics, Inc. and Pioneer Hotel, Inc. dated August 15, 1996.(17)

10.75 Lease schedule No. 1 by and between CJ's Classics, Inc. and Pioneer Hotel, Inc. dated August 15, 1996.(17)

10.76 Purchase/Renewal option by and between CJ's Classics, Inc. and Pioneer Hotel, Inc. dated August 15, 1996.(17)

10.77 Option Agreement by and between Santa Fe Gaming Corporation and Pat Clark dated November 13, 1996.(17)

10.78 Master lease agreement by and between Videotronics, Inc. and Santa Fe Hotel Inc. dated September 16, 1996(17)

10.79 Lease Schedule No 1 by and between Videotronics, Inc. and Santa Fe Hotel Inc. dated September 16, 1996(17)

10.80 Purchase/renewal option by and between Videotronics, Inc. and Santa Fe Hotel Inc. dated September 16, 1996.(17)

10.81 Guaranty of Lease (Santa Fe Gaming Corporation) dated September 16, 1996.(17)

10.82 Notice, Consent and Acknowledgment of Assignment by and between Videotronics, Inc. (Lessor), Santa Fe Hotel, Inc. (Lessee) and PDS Financial Corporation (Assignee) dated September 16, 1996.(17)

10.83 Amendment to Note Purchase Agreement by and among Santa Fe Gaming Corporation, Sahara Las Vegas Corp. and SunAmerica Life Insurance Company dated as of December 27, 1996.(17)

22.       Subsidiaries of the Company.(6)

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

(9) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Annual Report on Form 10-K for the year ended September 30, 1994.

(10) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-Q for the quarter ended December 31, 1994.

(11) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-Q for the quarter ended March 30, 1995.

(12) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 1995.

(13) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Annual Report on Form 10-K for the year ended September 30, 1995.

(14) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-Q for the quarter ended December 31, 1995.

(15) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended March 30, 1996.

(16) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 1996.

(17) Filed herewith with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Annual Report on Form 10-K for the year ended September 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SANTA FE GAMING CORPORATION


December 30, 1996          By: /s/ Paul W. Lowden
                              ---------------------------------------
                               Paul W. Lowden, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Title                                        Date
---------                              -----                                        ----
/s/ Paul W. Lowden           Chairman of the Board and President                December 30, 1996
------------------------     (Principal Executive Officer)
Paul W. Lowden


/s/ William J. Raggio        Director                                           December 30, 1996
------------------------
William J. Raggio



/s/ James W. Lewis           Director                                           December 30, 1996
------------------------
James W. Lewis


/s/ Suzanne Lowden           Director                                           December 30, 1996
------------------------
Suzanne Lowden


/s/ Thomas K. Land           Director and Chief Financial Officer               December 30, 1996
------------------------     (Principal Financial and Accounting Officer)
Thomas K. Land