Form 10-Q
period 1996-12-31
SANTA FE GAMING CORP
filed 1997-02-14
CIK 812482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECURITIES EXCHANGE ACT OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:      DECEMBER 31, 1996
                               ----------------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.  For the transition period from              to
                                                               ------------
        -------------

COMMISSION FILE NUMBER:                      1-9481
                        --------------------------------------------------------

                          SANTA FE GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            NEVADA                                      88-0304348
 --------------------------------         -------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)

                4949 N. RANCHO DRIVE, LAS VEGAS, NEVADA  89130
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES                    NO
                          -----                 -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      6,195,356                    as of                   February 13, 1997
-----------------------------------     ---------------------------------------
    Amount Outstanding                                            Date

                          SANTA FE GAMING CORPORATION


                                     INDEX

                                                                                  Page
                                                                                  ----
PART I.   FINANCIAL INFORMATION
     Item 1. Consolidated Condensed Financial Statements

               Balance sheets at December 31, 1996
               (unaudited) and September 30, 1996................................   2

               Statements of Operations for the three months
               ended December 31, 1996 and 1995 (unaudited)......................   3

               Statement of Changes in Stockholders' Equity
               for the three months ended December 31, 1996 (unaudited)..........   4

               Statements of Cash Flows for the three months
               ended December 31, 1996 and 1995 (unaudited)......................   5

               Notes to Consolidated Condensed Financial
               Statements (unaudited)...........................................    6

               Independent Accountants' Review Report...........................   10

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................   11

PART II.  OTHER INFORMATION.....................................................   20

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           December 31,   September 30,
                                                              1996            1996
----------------------------------------------------------------------------------------
                                                           (Unaudited)
             ASSETS

Current assets:
  Cash and short-term investments                           $ 11,869,673   $ 17,497,824
  Accounts receivable, net                                     1,830,214      1,529,723
  Accounts receivable, officer                                   648,761        636,113
  Inventories                                                  1,302,941      1,218,120
  Prepaid expenses & other                                     3,684,493      3,778,514
  Assets held for sale                                         2,424,821      2,424,821
                                                            ------------   ------------
Total current assets                                          21,760,903     27,085,115


Land held for development                                     38,194,065     38,194,065

Property and equipment, net                                  108,425,480    110,217,659

Goodwill                                                      45,715,750     46,073,869

Other assets                                                   8,133,225      7,085,069
                                                            ------------   ------------
Total assets                                                $222,229,423   $228,655,777
                                                            ============   ============


LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         $  3,779,681   $  3,770,817
  Accounts payable                                             4,910,234      5,757,161
  Interest payable                                             1,986,134      7,142,225
  Accrued and other liabilities                               12,699,271      9,134,856
                                                            ------------   ------------
Total current liabilities                                     23,375,320     25,805,059

Deferred income taxes                                          1,098,584      2,687,751

Long-term debt - less current portion                        168,750,385    167,687,476

Commitments

Stockholders' Equity:
  Common Stock, $.01 par value; authorized-100,000,000
   shares; issued and outstanding-6,195,356 shares                61,954         61,954
Preferred stock, exchangeable, redeemable 8% cumulative,
   stated at $2.14 liquidation value, authorized-
   10,000,000 shares; issued and outstanding-
   8,856,651 shares                                           18,953,233     18,953,233
  Additional paid-in capital                                  51,513,504     51,513,504
  Accumulated deficit                                        (41,435,783)   (37,965,426)
                                                            ------------   ------------
      Total                                                   29,092,908     32,563,265

  Less treasury stock - 4,875 shares, at cost                    (87,774)       (87,774)
                                                            ------------   ------------
Total stockholders' equity                                    29,005,134     32,475,491
                                                            ------------   ------------

Total liabilities and stockholders' equity                  $222,229,423   $228,655,777
                                                            ============   ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months            Three Months
                                                            Ended                   Ended
                                                      December 31, 1996        December 31, 1995
                                                      -----------------        -----------------
                                                         (Unaudited)             (Unaudited)
Revenues:
  Casino                                               $19,877,173              $21,998,864
  Hotel                                                    989,406                1,013,267
  Food and beverage                                      2,729,075                2,835,139
  Other revenues                                         1,812,185                2,218,721
  Gain on sale of assets                                         0               40,753,738
                                                       -----------              -----------
Total revenues                                          25,407,839               68,819,729
                                                       -----------              -----------
Operating expenses:
  Casino                                                10,630,817               10,617,544
  Hotel                                                    414,718                  439,858
  Food and beverage                                      3,915,410                3,734,860
  Other operating expenses                                 767,825                  947,512
  Selling, general & administrative                      3,398,183                4,096,628
  Utilities & property expenses                          2,981,869                2,384,706
  Depreciation & amortization                            2,727,536                3,923,318
                                                       -----------              -----------
Total operating expenses                                24,836,358               26,144,426
                                                       -----------              -----------
Operating income                                           571,481               42,675,303

Interest expense                                         5,645,112                6,822,262
                                                       -----------              -----------
Income (loss) before income tax expense
  (benefit)                                             (5,073,631)              35,853,041

Federal income tax expense (benefit)                    (1,603,274)              12,219,000
                                                       -----------              -----------
Income (loss)                                           (3,470,357)              23,634,041

Dividends on preferred shares                              379,065                  350,428
                                                       -----------              -----------
Net income (loss) applicable to common shares          $(3,849,422)             $23,283,613
                                                       ===========              ===========
Average common shares outstanding                        6,195,356                6,195,356
                                                       ===========              ===========
Income (loss) per common share                         $     (0.62)             $      3.76
                                                       ===========              ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                            Additional
                              Common         Preferred        Paid-in       Accumulated   Treasury
                               Stock           Stock          Capital         Deficit       Stock         Total
                             ---------------------------------------------------------------------------------------
Balances, October 1, 1996     $61,954        $18,953,233    $51,513,504    $(37,965,426)  $(87,774)      $32,475,491

Net loss                                                                     (3,470,357)                  (3,470,357)
                              -------        -----------    -----------    ------------   --------       -----------

Balances, December 31, 1996   $61,954        $18,953,233    $51,513,504    $(41,435,783)  $(87,774)      $29,005,134
                              =======        ===========    ===========    ============   ========       ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             Three Months        Three Months
                                                                Ended               Ended
                                                           December 31, 1996   December 31, 1995
------------------------------------------------------------------------------------------------
                                                              (Unaudited)         (Unaudited)
Cash flows from operating activities:
 Cash and short-term investments
  provided by operations                                    $  (300,601)         $  27,904,763
     Gain on sale of subsidiary assets                                             (40,753,738)
     Decrease (increase) in accounts receivable, net           (300,491)             2,788,814
     Increase in accounts receivable, officer                   (12,648)               (11,910)
     Decrease (increase) in inventories                         (84,821)               369,821
     Decrease (increase) in prepaid expenses and other           94,031               (401,724)
     Decrease (increase) in deferred income taxes            (1,589,167)            12,219,000
     Decrease (increase) in other assets                     (1,225,970)             1,324,860
     Decrease in accounts payable                              (846,927)            (1,607,061)
     Decrease in interest payable                            (5,037,292)            (6,981,348)
     Increase (decrease) in accrued and other liabilities     3,564,405             (4,158,206)
                                                            -----------          -------------
Net cash used in operating activities                        (5,739,481)            (9,306,729)
                                                            -----------          -------------
Cash flows from investing activities:
     Proceeds from sale of subsidiary assets                                       128,508,377
     Increase in restricted cash                                                        64,976
     Capital expenditures, net                                 (236,576)            (1,860,330)
                                                            -----------          -------------
Net cash provided by (used in) investing activities            (236,576)           126,713,023
                                                            -----------          -------------
Cash flows from financing activities:
     Cash proceeds of long-term debt                          1,559,000
     Cash paid on long-term debt                             (1,211,094)          (124,994,751)
                                                            -----------          -------------
Net cash provided by (used in) financing activities             347,906           (124,994,751)
                                                            -----------          -------------
Decrease in cash and short-term investment                   (5,628,151)            (7,588,457)
                                                            -----------          -------------
Cash and short-term investments,
  beginning of year                                          17,497,824             42,749,932
                                                            -----------          -------------
Cash and short-term investments,
  end of year                                               $11,869,673          $  35,161,475
                                                            -----------          -------------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company owns real estate parcels on Las Vegas Boulevard South and adjacent to the Santa Fe, and a wholly-owned subsidiary of the Pioneer owns real estate in Henderson, Nevada, for possible development opportunities. The Company, through its wholly-owned subsidiaries, Hacienda Hotel, Inc. ("HHI") and Sahara Nevada Corp ("SNC") previously owned and operated the Hacienda Resort Hotel & Casino (the "Hacienda") and the Sahara Hotel & Casino (the "Sahara"), but sold substantially all of the assets related to those hotel/casinos in August 1995 and October 1995, respectively.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1996. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at December 31, 1996, the results of its operations for the three month periods ended December 31, 1996 and 1995, the changes in stockholders' equity for the three month periods ended December 31, 1996, and cash flows for the three month periods ended December 31, 1996 and 1995.

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

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

At December 31, 1996, approximately $6.2 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of December 31, 1996, SFHI did not meet the conditions precedent to making a distribution to the Company.

At December 31, 1996, approximately $3.3 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% First Mortgage Notes due 1998 ("13 1/2% Notes") of Pioneer Finance Corp. were issued. As of December 31, 1996, PHI did not meet the conditions precedent to making a distribution to the Company.

NOTE 3 - ACCOUNT RECEIVABLE OFFICER

As of December 31, 1996 and September 30, 1996, included in Accounts Receivable, Officer is an unsecured demand loan in the principal amount of $476,000, which, together with accrued interest, totaled approximately $649,000 and $636,000, respectively, from HHI to LICO, a company wholly-owned by Paul W. Lowden, Chairman of the Board, Chief Executive Officer and 52% stockholder of the Company. The loan from HHI to LICO bears interest at the rate equal to 2% over the prime rate. In January 1997, the Company and Mr. Lowden agreed that the Company may offset amounts due Mr. Lowden under certain compensation arrangements against the outstanding balance of the loan beginning in 1998.

NOTE 4 - ASSETS HELD FOR SALE

In November 1996, the Company sold an option to acquire the 40 acre parcel located approximately eight miles south of the Hacienda on Las Vegas Boulevard South for $2.8 million. Pursuant to the option agreement, the option holder is entitled to purchase the property for up to a six-month period for $350,000 in additional net proceeds to the Company. In the event the option holder does not elect to purchase the property, the option payment will convert to a first mortgage note with a principal amount of $2.8 million at 10% interest payable monthly with the entire principal balance due one year from the date the option holder gives written notice of election not to purchase the property.

NOTE 5 - LONG-TERM DEBT

In December 1996, the Company borrowed approximately $1.6 million pursuant to a first mortgage note secured by the 22 acre parcel of real property adjacent to the Santa Fe ("Land Note"). The Land Note requires interest only payments at a 12% per annum interest rate for a three-year term. The Company utilized proceeds from the Land Note to satisfy an existing first mortgage note of $850,000 and expenses of the transactions resulting in net proceeds of approximately $650,000.

In December 1996, the Company and the holder of the 12% First Mortgage Notes due 1999 ("12% Notes") secured by, among other things, the 27 acre real property located on Las Vegas Boulevard South amended the terms of the 12% Notes to (i) provide that a $500,000 principal payment due on December 31, 1996 would be deferred until June 30, 1997 and (ii) revise a covenant requiring redemption of $3.5 million principal amount of 12% Notes (or alternatively the redemption of $3.5 million principal amount of the 11% Notes). The revised covenant now requires such redemption in the event cash flow at the Santa Fe is less than $13.5 million for any four-quarter period commencing with the four-quarter period ending June 30, 1997.

NOTE 6 - LEASES

In December 1996, the Company executed an operating lease for 180 slot machines at the Pioneer. The lease requires monthly payments of $37,000 for a 36 month term.

In December 1996, the Company executed an operating lease for 229 slot machines at the Santa Fe. The lease requires monthly payments of $46,000 for a 36 month term.


NOTE 7 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the three month periods ended December 31, 1996 and 1995 is presented below:

                                             1996               1995
                                          -----------        ----------
   Cash paid during the period
   for interest                            $10,357,900       $13,456,207
                                           ===========       ===========

Supplemental Schedule of Non Cash
Investing and Financing Activities
 Land acquired in exchange
 of assets                                                   $21,504,400
                                                             ===========

8.   Supplemental Statement of Subsidiary Information -
       For The Three Month Periods Ended December 31, 1996 and 1995


     The Company's primary operations are in the hotel/casino industry and since October 1995 have been conducted through PHI and SFHI. "Other" below includes financial information for SNC, HHI and the Company's other operations before eliminating entries. In addition to the financial information for the three month periods ended December 31, 1996 and 1995, as set forth in the table below (dollars in thousands), see notes 2, 5 and 6 for additional discussion of subsidiary operations.

                                       Year           PHI            SFHI           Other          Eliminations   TOTAL
                                       ----           ---            ----           -----          ------------   -----
Operating revenues                      1996           $  9,929       $15,197        $   669        $  (387)       $ 25,408
                                                       ========       =======        =======        =======        ========

                                        1995           $ 11,373       $15,409        $42,557        $  (519)       $ 68,820
                                                       ========       =======        =======        =======        ========


Operating Income (Loss)                 1996           $   (250)      $   759        $   212        $  (150)       $    571
                                                       ========       =======        =======        =======        ========

                                        1995           $    866       $ 1,039        $40,797        $   (27)       $ 42,675
                                                       ========       =======        =======        =======        ========


Interest Expense                        1996           $  1,974       $ 3,235        $   586        $  (150)       $  5,645
                                                       ========       =======        =======        =======        ========

                                        1995           $  2,807       $ 3,520        $   522        $   (27)       $  6,822
                                                       ========       =======        =======        =======        ========


Depreciation and Amortization           1996           $  1,400       $ 1,288        $    40                       $  2,728
                                                       ========       =======        =======        =======        ========

                                        1995           $  1,508       $ 2,251        $   164                       $  3,923
                                                       ========       =======        =======        =======        ========


Capital Expenditures                    1996           $    233       $   160        $   126                       $    519
                                                       ========       =======        =======        =======        ========

                                        1995           $    558       $ 1,036        $   266                       $  1,860
                                                       ========       =======        =======        =======        ========


Identifiable Assets                     1996           $112,574       $78,551        $32,349        $(1,245)       $222,229
                                                       ========       =======        =======        =======        ========

                                        1995           $125,659       $90,677        $49,211                       $265,547
                                                       ========       =======        =======        =======        ========

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Santa Fe Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Santa Fe Gaming Corporation and subsidiaries as of December 31, 1996, the related consolidated condensed statements of operations and of cash flows for the three-month periods ended December 31, 1996 and 1995, and of stockholders' equity for the three-month period ended December 31, 1996 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Santa Fe Gaming Corporation and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 20, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP



Las Vegas, Nevada
February 13, 1997

                          SANTA FE GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - Three Months Ended December 31, 1996 and 1995
---------------------------------------------------------------------


CONSOLIDATED

Consolidated revenues for the three month period ended December 31, 1996 were $25.4 million, a $43.4 million or 63.1% decrease from $68.8 million for the same period in fiscal 1995, which included the $40.8 million gain on sale of assets. Excluding the gain on sale in the prior year period, revenues decreased by $2.6 million in the December 1996 quarter, of which $200,000 was attributable to the Santa Fe Hotel and Casino (the "Santa Fe") and $1.4 million was attributable to the Pioneer Hotel and Gambling Hall (the "Pioneer").

Consolidated operating income for the three month period ended December 31, 1996 was $600,000, a $42.1 million or 98.7% decrease from $42.7 million for the same period in fiscal 1995, which included the $40.8 million gain on sale of assets. Excluding the gain on sale in the prior period, operating income declined $1.9 million in the 1996 quarter, of which $300,000 was attributable to the Santa Fe and $1.2 million was attributable to the Pioneer.

Consolidated interest expense for the three month period ended December 31, 1996 was $5.6 million, a $1.2 million decrease compared to $6.8 million for the same period in fiscal 1995. Interest expense decreased by $300,000 at the Santa Fe and $800,000 at the Pioneer in the 1996 period due to the retirement of approximately $5.6 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") issued by Santa Fe Hotel Inc. ("Santa Fe Inc.") in January 1996 and the retirement of approximately $22.8 million principal amount of 13 1/2% First Mortgage Notes due 1998 issued by Pioneer Finance Corp. ("13 1/2% Notes") in January and March 1996.

Consolidated net loss before income taxes for the three month period ended December 31, 1996 was $5.1 million, a $40.9 million decrease compared to net income of $35.9 million in the same period in the prior year, which included the $40.8 million gain on sale of assets. Excluding the gain on sale of assets, net loss before income taxes increased by approximately $750,000 in the December 1996 quarter compared to the prior year. Net loss before income taxes at the Pioneer increased by $300,000 and was unchanged at the Santa Fe in the quarter ended December 31, 1996 compared to the prior year period.

SANTA FE

Revenues at the Santa Fe decreased 1.4%, or $200,000, in the three months ended December 31, 1996 to $15.2 million as compared to $15.4 million in the same period in the prior year. Casino revenues decreased 2.1%, or $200,000, to $11.4 million from $11.6 million when compared to the same three month period of 1995. Management believes the decrease is due primarily to continued increased competition in the Santa Fe market area and to restricted access to the Santa Fe due to construction of an interchange (at US 95 and Rancho) next to the property.

Operating expenses increased by 0.5%, or $70,000. Casino expenses increased by $800,000, or 16.6%, primarily due to increased promotional costs incurred by the slot club to compete with the competition in the area. This was mostly offset by a decrease of $700,000, or 27.2%, in selling, general and administrative expenses resulting from decreased general advertising and promotional costs. Food and beverage expenses had increases of 10.0%, or $200,000 over the prior year period. Decreases in depreciation and amortization of 42.8% or $1.0 million, were due to the sale of certain slot equipment in the prior fiscal year. Utilities and property expenses increased $700,000 primarily attributable to an increase in rent expense of $600,000 due to sale leaseback transactions completed in fiscal 1996 with respect to certain gaming equipment. Accordingly, operating income decreased $300,000 or 26.9% to $800,000 in 1996.

Interest expense decreased $300,000, or 8.1% to $3.2 million in 1996 compared to $3.5 million 1995, primarily due to the repurchase and retirement of $5.6 million principal amount of 11% Notes in January 1996.

Santa Fe is required to negotiate with the Teamsters, Operating Engineers, Culinary and Bartenders unions ("Unions") with respect to a collective bargaining agreement covering certain employees at the Santa Fe. If negotiations result in an agreement between the Santa Fe and the Unions, operating expenses may increase. In the event negotiations fail to result in an agreement and the Unions call a strike, operating revenues may be reduced, which, in turn could have a material adverse effect on the results of operations and financial condition of Santa Fe Inc. and the Company.


PIONEER

Revenues at the Pioneer decreased 12.7%, or $1.4 million, to $9.9 million in the December 1996 quarter compared to the prior year. Casino revenues were $8.5 million in 1996, representing a decrease of 15.7%, or $1.6 million compared to the 1995 period, comprised primarily of a $1.3 million or 14.7% decrease in slot revenue and a $200,000 or 23.0% decrease in table games revenues. The decrease is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California.

Operating expenses decreased $300,000 or 3.1% to $10.2 million in the quarter ended December 31, 1996. Casino expenses decreased 8.6%, or $400,000. Selling, general and administration expenses had an increase of $300,000 or 21.6% to $1.4 million in 1996 from $1.2 million in 1995. Rent expense increased to $300,000 in the current period compared to $200,000 in the December 1995 quarter as the result of an operating lease entered into during fiscal 1996. Decreases in depreciation and amortization expenses of 7.2% or $100,000 were related to the sale of certain equipment. Accordingly, operating income decreased by 128.8% or $1.1 million, to a loss of $200,000 in the fiscal 1997 quarter from income of $900,000 in the fiscal 1996 quarter.

Interest expense decreased $800,000 or 30.0% to $2.0 million in the December 1996 quarter compared to $2.8 million in the December 1995 quarter, primarily due to the repurchase and retirement of approximately $22.8 million principal amount of 13 1/2% Notes in January and March 1996.


LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $3.3 million and $46.6 million for the quarters ended December 31, 1996 and 1995, respectively. The Company's EBITDA in 1995 includes the $40.8 million gain on sale of assets. The Company's EBITDA in the 1995 quarter excluding that gain was $5.8 million. EBITDA is presented to enhance the understanding of the financial performance of the Company and its ability to service its indebtedness, but should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

Management believes the current year decline is, in part, due to a decline in operating results at the Santa Fe due to increased competition and restricted access to the Santa Fe resulting from road construction, as well as declining operating results at the Pioneer attributable primarily to market conditions in the Laughlin market. Management believes that Santa Fe's EBITDA in future periods may continue to be adversely impacted by restricted access to the Santa Fe during construction of an interchange (at US 95 and Rancho) next to the Santa Fe which commenced in April 1996. Northbound access from US 95 was opened at the end of July 1996 and the Company has been advised by the Nevada Department of Transportation that southbound access is anticipated to reopen in the early part of 1997. The Company has also been advised that construction work is planned during 1997 at the intersection of Lone Mountain Road and US 95 next to the Santa Fe, which management believes may result in reduced traffic flow by the Santa Fe during construction. The Company believes that when completed the construction work will ultimately improve traffic flow to the Santa Fe.

Prior to fiscal 1996, the Company generally generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements, maintain existing facilities, and provide working capital. However, during fiscal year 1996, the Pioneer Hotel Inc. ("Pioneer Inc.") expended the balance of its restricted working capital and Santa Fe Inc. sold assets and entered into financing arrangements to generate working capital necessary to satisfy its cash requirements. Indenture restrictions on Santa Fe Inc. and Pioneer Inc. restrict the distribution of cash to the Company, and cash flow from these subsidiaries is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. In addition, indenture restrictions limit additional indebtedness at Santa Fe Inc. and at Pioneer Inc. Therefore, the Company and its subsidiaries other than Pioneer Inc. and Santa Fe Inc. (collectively "Corporate") must rely on existing cash and available resources to provide liquidity to fund Corporate cash requirements. Corporate consists primarily of non-operating entities which do not generate cash flow from operations.

LIQUIDITY - CORPORATE - Approximately $5.1 million of the Company's current
---------------------
assets at December 31, 1996, including approximately $2.4 million of cash and short-term investments, was held by Corporate.

Corporate's principal uses of cash are for debt service, administrative and professional expenses of the parent company, and costs associated with the evaluation and development of proposed projects. Corporate debt service includes payment obligations on $9.0 million principal amount of 10 1/4% Subordinated Debentures due June 1998 (the "10 1/4% Debentures"), a $5.8 million note payable to Sierra Construction Corp. ("Sierra Construction") due 1998 and $20 million principal amount of 12% Notes due 1999 (the "12% Notes"). See "Debt Obligations" below.

The Company has in the past satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. In the event not declared, dividends will accrue on the preferred stock. The Company is a party to financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock.

Additional potential uses of cash by Corporate include, (i) the payment of a guaranteed tenant loan if the Company terminates the lease to which the parcel on Las Vegas Boulevard South is subject (which loan had an outstanding balance of $5.7 million as of February 28, 1997) and (ii) the payment of $750,000 to the recreational vehicle park operator to which the Company transferred its rights and obligations relating to the Camperland recreational vehicle group contracts if the operator chooses to relocate the Camperland membership to a mutually acceptable new location. Additionally, in order to pursue possible development opportunities relating to the Company's real property on Las Vegas Boulevard South or the real property in Henderson, Nevada owned by a subsidiary of Pioneer Inc., the Company would be required to obtain project development financing. No assurance can be given that such financing would be available or, if available, would be on terms satisfactory to the Company. Furthermore, in the event that cash at Santa Fe Inc. or Pioneer Inc. is insufficient to meet liquidity requirements, Corporate may make contributions or loans to either Santa Fe Inc. or Pioneer Inc. to prevent an event of default under debt instruments to which Santa Fe Inc. or Pioneer Inc. is a party.

Furthermore, the Company has submitted to the U.S. Bankruptcy Court of New Orleans a disclosure statement with respect to a plan of reorganization for Treasure Bay Gaming & Resorts, Inc. ("Treasure Bay"), which disclosure statement was approved. Confirmation hearings with respect to reorganization plans of the Company and others have been scheduled for April 7, 1997. The Company's reorganization plan for Treasure Bay contemplates that, subject to various conditions, the various classes of secured and unsecured creditors of Treasure Bay agree to accept modifications to, and reductions in outstanding amounts of, Treasure Bay's outstanding obligations and the Company make a cash equity contribution to acquire 100% of the equity interests in Treasure Bay. No assurance can be given that the Company's plan will be confirmed by the Court. Additionally, the Company may elect not to proceed with its plan or the Company may amend its current reorganization plan resulting in changes to the amount and terms of debt of the reorganized debtor and equity ownership acquired.

Management believes that Corporate has sufficient working capital and available resources to meet its operating requirements through the twelve month period ending December 31, 1997. Additionally, management believes that Corporate has available resources, consisting primarily of approximately 27 acres of real property on Las Vegas Boulevard South that may be sold or financed to the extent necessary, to generate the liquidity to meet corporate debt service requirements, although no assurance can be given to that effect. Management believes such resources would also enable the Company to make capital contributions or advances to Santa Fe Inc. and/or Pioneer Inc. if necessary.
See "Liquidity -Santa Fe," "Liquidity - Pioneer" and "Debt Obligations." To the extent Corporate pursues development of new projects or proceeds with the Treasure Bay reorganization plan, additional funds will be required. The Company has no arrangements to obtain such funds, and no assurance can be given that such funds can be obtained.

LIQUIDITY - SANTA FE - Approximately  $9.2 million of the Company's current
--------------------
assets, including approximately $6.2 million of cash and short term investments, was held by Santa Fe Inc. at December 31, 1996.

Results from operations at the Santa Fe for the three months ended December 31, 1996 generated EBITDA of $2.1 million, approximately .63 times interest expense during the same period compared to $3.3 million of EBITDA in 1995, or approximately .93 times interest expense. In the fiscal 1997 three month period, the Santa Fe reported approximately $600,000 in rent expenses compared to no rent expense in the fiscal 1996 period. Santa Fe's operating expenses in fiscal 1997 will be greater than in fiscal 1996 due to increased lease expenses associated with sale leaseback transactions completed in fiscal 1996, which will impact EBITDA. Additionally, management believes that Santa Fe's EBITDA in future periods may continue to be adversely impacted as a result of expansions at its two nearest competitors, which expansions opened in April and May 1996, and restricted access to the property due to road construction work on an interchange near the property which commenced in April 1996 and which is expected to continue through the early part of 1997, and by reduced traffic flow around the property expected to result from construction on another interchange near the property, which is expected to occur through 1997. The Company believes that when completed the construction work will ultimately improve traffic flow to the property.

Santa Fe Inc.'s principal uses of cash are for interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense in fiscal 1997 attributable to the 11% Notes will decrease when compared to fiscal 1996 as a result of the repurchase and cancellation of $5.6 million principal amount of 11% Notes in January 1996. Interest expense in the first quarter of fiscal 1997 reflects this decrease. Capital expenditures to maintain the facility in fiscal 1997 are expected to be less than in fiscal 1996 and 1995 in which expansion projects were completed.

Management believes that, based on operations for the three and twelve month periods ended December 31, 1996, Santa Fe Inc. will have sufficient cash resources to meet its operating expense requirements through the twelve month period ending December 31, 1997, although no assurance can be given to that effect. If operating results do not improve in the future compared to the quarter ended December 31, 1996, management believes Santa Fe Inc. may not have sufficient cash from operations to meet its debt service requirements through December 31, 1997. Santa Fe Inc. is exploring alternatives to improve liquidity, including, but not limited to, possible reductions of indebtedness and a possible refinancing of the 11% Notes. To the extent that Santa Fe Inc. is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or advances to Santa Fe Inc. See "Liquidity-Corporate"

LIQUIDITY - PIONEER - At December 31, 1996, approximately $5.0 million of the
-------------------
Company's current assets, including approximately $3.3 million of cash and short term investments, was held by Pioneer Inc. At that date, Pioneer Inc. also held, through a wholly-owned subsidiary, 39 acre parcel of real property in Henderson, Nevada.

Results from operations at the Pioneer for the three months ended December 31, 1996 generated EBITDA of $1.2 million, approximately .58 times interest expense during the same period, compared with $2.4 million of EBITDA in fiscal 1995 or approximately .85 times interest expense. In the fiscal 1997 three month period, the Pioneer reported rent expenses of approximately $300,000 compared to $200,000 in rent expense in the fiscal 1996 period. Pioneer's operating expenses in fiscal 1997 will be greater than in fiscal 1996 due to increased lease expenses associated with a lease for new gaming equipment.

Pioneer Inc.'s principal uses of cash are for interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense attributable to the 13 1/2% Notes will decrease to $8.1 million in fiscal 1997 as a result of the retirement of $22.8 million principal amount of 13 1/2% Notes in January and March 1996. (See Results of Operations - Pioneer). Interest expense in the first quarter of fiscal 1997 reflects this decrease. Capital expenditures to maintain the facility in fiscal 1997 are expected to be approximately that expended during fiscal 1996. However, no assurances can be given to that effect.

Management believes that, based on current operations for the three and twelve month periods ended December 31, 1996, Pioneer Inc. will have sufficient cash and available resources to meet its operating requirements through the twelve months ending December 31, 1997, although no assurance can be given to that effect. If operating results do not improve in the future compared to the quarter ended December 31, 1996, management believes Pioneer Inc. may not have sufficient cash from operations to meet its debt service requirements. However, Pioneer Inc., through a wholly-owned Subsidiary owns a 39 acre property which management believes may be sold or financed to the extent necessary to generate liquidity to meet debt service requirements. Pioneer Inc. is exploring financing alternatives to improve liquidity, including, but not limited to, the possible sale of assets, a possible reduction of indebtedness or a refinancing of the 13 1/2% Notes. To the extent that Pioneer Inc. is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or advances to Pioneer Inc. See "Liquidity-Corporate".

Debt Obligations - For the remaining nine months of fiscal 1997 and for the
----------------
fiscal year 1998, scheduled maturities of long-term debt net of debt discounts, due to third parties (excluding capital leases) are $3.7 million and $7.6 million, respectively. The scheduled maturities at Corporate for the balance of fiscal 1997 and for fiscal 1998 are $3.0 million and $7.2 million, respectively, consisting primarily of $2.1 million in June 1997 and $6.6 million in June 1998 due on the 10 1/4% Subdebentures.

Additionally, approximately $66.6 million of long-term debt (excluding capital leases) matures during fiscal 1999, comprising primarily $60.0 million of principal amount of 13 1/2% Notes in December 1998, and a $4.9 million balloon payment due in December 1998 on the note payable to Sierra Construction. Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy long-term debt obligations as they become due. No assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of any assets. Any such refinancing or asset sale would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and would likely require the approval of the Nevada Gaming

Authorities and potentially other state gaming authorities. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, and if the holders of the various debt instruments were to demand payment upon the maturity dates, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

Related Parties  From 1991 through 1993 LICO, a company wholly-owned by Mr.
---------------
Lowden, Chairman of the Board, Chief Executive Officer and 52% stockholder of the Company, borrowed an aggregate of $476,000 from a subsidiary of the Company, pursuant to an unsecured demand loan which bears interest at 2% over the prime rate. The outstanding balance of the loan including accrued interest was $649,000 as of December 31, 1996. In January 1997, the Company and Mr. Lowden agreed that the Company may offset amounts due Mr. Lowden under certain compensation arrangements against the outstanding balance of the loan beginning in 1998.

In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. At January 31, 1997, the principal balance of the loan was approximately $927,000. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.

Effects of Inflation
--------------------

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel and contract sales operations. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

Private Securities Litigation Reform Act
----------------------------------------

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.

                          SANTA FE GAMING CORPORATION

                          PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to a vote of Security Holders

          None

Item 5 - Other Information

          None


Item 6 - Exhibits and Reports on Form 8-K

          A.   Exhibits:
               10.83 Employment Agreement by and between Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1996.

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

                              SANTA FE GAMING CORPORATION, Registrant



                              By:      /s/ Thomas K. Land
                                 ------------------------------------------
                                    Thomas K. Land, Chief Financial Officer


Dated: February 13, 1997