Form 10-Q
period 1997-03-31
SANTA FE GAMING CORP
filed 1997-05-15
CIK 812482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March  31, 1997
                                 ---------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    ----------------     ----------------------

Commission File Number:                1-9481
                       --------------------------------------------------------

                          SANTA FE GAMING CORPORATION
--------------------------------------------------------------------------------
         (Exact name of registrant  as specified in its charter)


           Nevada                                      88-0304348
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

             4949 North Rancho Drive, Las Vegas, Nevada  89130
-------------------------------------------------------------------------------
                (Address of principal executive office and zip code)

                                (702) 658-4300
            ------------------------------------------------------
            (Registrant's  telephone  number, including area code)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES               NO
                           ------           ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    6,195,356                  as of              May 13, 1997
------------------------------       ---------------------------------------
 Amount Outstanding                                 Date

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES


                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Condensed Financial Statements

                 Balance sheets at March 31, 1997
                 (unaudited) and September 30, 1996..........................  2

                 Statements of Operations for the three and six
                 months ended March 31, 1997 and 1996
                 (unaudited).................................................  3

                 Statement of Changes in Stockholders' Equity
                 for the six months ended March 31, 1997
                 (unaudited).................................................  4

                 Statements of Cash Flows for the six months
                 ended March 31, 1997 and 1996 (unaudited)...................  5

                 Notes to Consolidated Condensed Financial
                 Statements (unaudited)......................................  6

                 Independent Accountants' Review Report...................... 12

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations

PART II.    OTHER INFORMATION


                 Santa Fe Gaming Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets


                                                              March 31,       September 30,
             ASSETS                                             1997             1996
------------------------------------------------------       ------------    ------------
                                                             (Unaudited)
Current assets:
  Cash and short-term investments                            $ 14,115,393    $ 17,497,824
  Accounts receivable, net                                      1,417,332       1,529,723
  Accounts receivable, officer                                    661,517         636,113
  Inventories                                                   1,145,427       1,218,120
  Prepaid expenses & other                                      3,845,432       3,778,514
  Assets held for sale                                                  0       2,424,821
                                                             ------------    ------------

Total current assets                                           21,185,101      27,085,115


Land held for development                                      38,194,065      38,194,065

Property and equipment, net                                   106,829,210     110,217,659

Goodwill                                                       45,357,630      46,073,869

Other assets                                                    8,578,411       7,085,069
                                                             ------------    ------------

Total assets                                                 $220,144,417    $228,655,777
                                                             ============    ============



LIABILITIES and STOCKHOLDERS' EQUITY
-----------------------------------------------------------

Current liabilities:
  Current portion of long-term debt                          $  4,019,450    $  3,770,817
  Accounts payable                                              3,520,978       5,757,161
  Interest payable                                              6,967,737       7,142,225
  Accrued and other liabilities                                 9,264,341       9,134,856
                                                             ------------    ------------

Total current liabilities                                      23,772,506      25,805,059

Deferred income taxes                                             290,573       2,687,751

Long-term debt - less current portion                         169,002,815     167,687,476

Commitments

Stockholders' Equity:
  Common Stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                61,954          61,954
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-8,856,651 shares            19,711,362      18,953,233
  Additional paid-in capital                                   51,513,504      51,513,504
  Accumulated deficit                                         (44,120,523)    (37,965,426)
                                                             ------------    ------------
      Total                                                    27,166,297      32,563,265

  Less treasury stock - 4,875 shares, at cost                     (87,774)        (87,774)
                                                             ------------    ------------

Total stockholders' equity                                     27,078,523      32,475,491
                                                             ------------    ------------


Total liabilities and stockholders' equity                   $220,144,417    $228,655,777
                                                            ==============  ==============


See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)


                                                 Three Months    Three Months     Six Months      Six Months
                                                     Ended           Ended            Ended          Ended
                                                March 31, 1997  March 31, 1996   March 31, 1997  March 31, 1996
                                                --------------  --------------   --------------  --------------
Revenues:
  Casino                                           $21,448,942    $22,832,021    $41,326,115     $44,830,885
  Hotel                                              1,020,996        951,492      2,010,402       1,964,759
  Food and beverage                                  2,628,193      2,841,320      5,357,268       5,676,459
  Other revenues                                     2,384,160      2,462,536      4,196,345       4,681,257
  Gain on sale of assets                                     0              0              0      40,753,738
                                                 -------------   ------------    -----------     -----------

Total revenues                                      27,482,291     29,087,369     52,890,130      97,907,098
                                                 -------------   ------------    -----------     -----------

Operating expenses:
  Casino                                            10,398,711     11,171,925     21,029,528      21,789,469
  Hotel                                                447,276        451,110        861,994         890,968
  Food and beverage                                  3,544,401      4,027,683      7,459,811       7,762,543
  Other operating expenses                             706,321        886,662      1,474,146       1,834,174
  Selling, general & administrative                  3,650,402      4,091,367      7,048,585       8,187,995
  Utilities & property expenses                      2,990,955      2,392,248      5,972,824       4,776,954
  Depreciation & amortization                        2,760,061      3,411,941      5,487,597       7,335,259
                                                 -------------   ------------    -----------     -----------

Total operating expenses                            24,498,127     26,432,936     49,334,485      52,577,362
                                                 -------------   ------------    -----------     -----------

Operating income                                     2,984,164      2,654,433      3,555,645      45,329,736

Interest expense                                     5,718,786      6,127,877     11,363,898      12,950,139
                                                 -------------   ------------    -----------     -----------

Income (loss) before income tax expense
  (benefit) and extraordinary item                  (2,734,622)    (3,473,444)    (7,808,253)     32,379,597

Federal income tax expense (benefit)                  (808,011)    (1,059,000)    (2,411,285)     11,160,000
                                                 -------------   ------------    -----------     -----------

Income (loss) before extraordinary item             (1,926,611)    (2,414,444)    (5,396,968)     21,219,597

Extraordinary item-gain on early extinguishment
  of debt, net of tax provision of $4,229,000                       7,854,707                      7,854,707
                                                 -------------   ------------    -----------     -----------

Net income (loss)                                   (1,926,611)     5,440,263     (5,396,968)     29,074,304

Dividends on preferred shares                          379,064        350,988        758,129         701,416
                                                 -------------   ------------    -----------     -----------

Net income (loss) applicable to common shares    $  (2,305,675)  $  5,089,275    $(6,155,097)    $28,372,888
                                                 =============   ============    ===========     ===========
Average common shares outstanding                    6,195,356      6,195,356      6,195,356       6,195,356
                                                 =============   ============    ===========     ===========

Income (loss) per common share                   $       (0.37)  $       0.82    $     (0.99)    $      4.58
                                                 =============   ============    ===========     ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Stockholders' Equity
                                  (Unaudited)

                                                             Additional
                                       Common    Preferred    Paid-in     Accumulated    Treasury
                                       Stock      Stock       Capital      Deficit        Stock        Total
                                      -------  -----------  -----------  ------------   ---------   -----------
Balances, October 1, 1996             $61,954  $18,953,233  $51,513,504  $(37,965,426)  $ (87,774)  $32,475,491

Net loss                                                                   (5,396,968)               (5,396,968)

Preferred stock dividend accrued                   758,129                   (758,129)                        0
                                      -------  -----------  -----------  ------------   ---------   -----------

Balances, March 31, 1997              $61,954  $19,711,362  $51,513,504  $(44,120,523)  $ (87,774)  $27,078,523
                                      =======  ===========  ===========  ============   =========   ===========

  See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                            Six Months      Six Months
                                                              Ended           Ended
                                                          March 31,1997    March 31,1996
-----------------------------------------------------    --------------    -------------
Cash flows from operating activities:
 Cash and short-term investments
  provided by operations                                 $   984,307       $  37,300,941
     Gain on sale of assets                                                  (40,753,738)
     Gain on sale of land held for development              (725,179)
     Gain on early extinguishment of debt                                     (7,854,707)
     Decrease in accounts receivable, net                   (112,391)          3,751,937
     Increase in accounts receivable, officer                (25,404)            (23,621)
     Decrease in inventories                                  72,693             417,635
     Decrease (increase) in prepaid expenses & other         (66,907)            649,092
     Increase (decrease) in deferred income taxes         (2,397,178)         11,160,000
     Decrease (increase) in other assets                  (2,020,897)          1,635,988
     Decrease in accounts payable                         (2,236,183)         (2,005,768)
     Decrease in interest payable                           (174,488)         (2,488,222)
     Increase (decrease) in accrued and other liabilities    368,592          (2,932,542)
                                                         -----------       -------------
Net cash used in operating activities                     (6,108,253)         (1,143,005)
                                                         -----------       -------------

Cash flows from investing activities:
     Proceeds from sale of assets                                            128,508,377
     Proceeds from sale of land held for development       3,150,000
     Decrease in restricted cash                                                  95,569
     Capital expenditures                                   (542,209)         (3,423,060)
                                                         -----------       -------------
Net cash provided by investing activities                  2,607,791         125,180,886
                                                         -----------       -------------

Cash flows from financing activities:
     Cash proceeds of long-term debt                       1,675,658          20,000,000
     Cash paid on long-term debt                          (1,557,627)       (163,153,798)
                                                         -----------       -------------
Net cash provided by (used in) financing activities          118,031        (143,153,798)
                                                         -----------       -------------

Decrease in cash and short-term investments               (3,382,431)        (19,115,917)

Cash and short-term investments,
  beginning of period                                     17,497,824          42,749,932
                                                         -----------       -------------
Cash and short-term investments,
  end of period                                          $14,115,393       $  23,634,015
                                                         ===========       =============

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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1996. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at March 31, 1997, the results of its operations for the three and six month periods ended March 31, 1997 and 1996, the changes in stockholders' equity for the six month periods ended March 31, 1997, and cash flows for the six month periods ended March 31, 1997 and 1996.

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

Recently Issued Accounting Standards

The Financial Accounting Standard Board ("FASB") recently issued SFAS No. 128 "Earnings per Share". This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management believes that the implementation of this standard will not have a significant impact on earnings per share.

NOTE 2 - Cash and Short-term Investments

At March 31, 1997, approximately $7.5 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of March 31, 1997, SFHI did not meet the conditions precedent to making a distribution to the Company.

At March 31, 1997, approximately $4.4 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% First Mortgage Notes due 1998 ("13 1/2% Notes") of Pioneer Finance Corp. were issued. As of March 31, 1997, PHI did not meet the conditions precedent to making a distribution to the Company.

NOTE 3 - Account Receivable Officer

As of March 31, 1997 and September 30, 1996, included in Accounts Receivable, officer is an unsecured demand loan in the principal amount of $476,000, which, together with accrued interest, totaled approximately $662,000 and $636,000, respectively, from HHI to LICO, a company wholly-owned by Paul W. Lowden, Chairman of the Board, Chief Executive Officer and 52% stockholder of the Company. The loan from HHI to LICO bears interest at the rate equal to 2% over the prime rate. In January 1997, the Company and Mr. Lowden agreed that the Company may offset amounts due Mr. Lowden under certain compensation arrangements against the outstanding balance of the loan beginning in 1998.

NOTE 4 - Assets Held for Sale

In November 1996, the Company sold an option to acquire a 40 acre parcel located approximately eight miles south of the Hacienda on Las Vegas Boulevard South for $2.8 million. Pursuant to the option agreement, the option holder exercised the option in

February, 1997 to purchase the property for $350,000 in additional net proceeds to the Company. The Company reported a $730,000 gain on the sale and has included this gain in other revenues during the current period.

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

In December 1996, the Company and the holder of the 12% First Mortgage Notes due 1999 ("12% Notes") secured by, among other things, the 27 acre real property located on Las Vegas Boulevard South, amended the terms of the 12% Notes to (i) provide that a $500,000 principal payment due on December 31, 1996 would be deferred until June 30, 1997 and (ii) revise a covenant requiring redemption of $3.5 million principal amount of 12% Notes (or alternatively the redemption of $3.5 million principal amount of the 11% Notes). The revised covenant now requires such redemption in the event cash flow at the Santa Fe is less than $13.5 million for any four-quarter period commencing with the four-quarter period ending June 30, 1997.

NOTE 6 -  Stockholder's Equity

The Company has in the past satisfied the semi-annual dividend payment on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. In the event not declared, dividends will accrue on the preferred stock. The Company is a party to financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock.

Pursuant to the terms of the Certificate of Designation with respect to the preferred stock, dividends that are not Declared are cumulative and accrue at a rate per annum equal to 8% of $2.14 for each share of preferred stock.

In March 1997, the Company announced that it was not declaring the semi-annual dividend with respect to its preferred stock. The accrued stock dividend has been recorded as an increase to the preferred stock account.

NOTE 7 - Leases

In December 1996, the Company executed an operating lease for 180 slot machines at the Pioneer. The lease requires monthly payments of $37,000 for a 36 month term.

In December 1996, the Company executed an operating lease for 229 slot machines at the Santa Fe. The lease requires monthly payments of $46,000 for a 36 month term.

NOTE 8 - Supplemental Information

Supplemental statement of cash flows information for the six-month periods ended March 31, 1997 and 1996 is presented below:

                                               1997          1996
                                            -----------   -----------
Operating Activities:

   Cash paid during the period
   for interest                             $10,745,622   $14,950,249
                                            ===========   ===========
Investing and Financing Activities:

   Debt incurred in connection with
   the acquisition of machinery and
   equipment                                $   552,263             0
                                            ===========   ===========
Supplemental Schedule of Non Cash
Investing and Financing Activities
   Land acquired in exchange of assets                0   $21,504,400
                                            ===========   ===========

NOTE 9 - Subsequent Events

In April 1997, the Company acquired $3.5 million principal amount of 10 1/4% Subordinated Sinking Fund Debentures ("Debentures"), due 1998. The Company submitted $2.3 million in Debentures to the trustee for cancellation in satisfaction of the sinking fund payment due in June 1997. In addition, the Company submitted $1.2 million for cancellation in reduction of the balance due at maturity in June 1998. The Company recorded a $700,000 extraordinary gain, before amortization of debt discount and original issue cost and federal income tax on the purchase which will be reported in the quarter ended June 30, 1997.

In May 1997, the Company borrowed $5.0 million at a rate of 12.25% interest, payable monthly for a twelve month term, pursuant to a first mortgage note secured by the 39 acre parcel of land located in Henderson, Nevada (the "12.25% Note").

10.  Supplemental Statement of  Subsidiary Information -
     For The Six Months Ended March 31, 1997 and 1996


     The Company's primary operations are in the hotel/casino industry and in fiscal years 1997 and 1996 are conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations before eliminating entries. In addition to the financial information for the six months ended March 31, 1997 and 1996, as set forth in the table below (dollars in thousands), see notes 2, 5 and 7 for additional discussion of subsidiary operations.


                                  Year          PHI      SFHI       Other       Eliminations      TOTAL
                               ---------    --------   --------    -------      ------------     --------

  Operating revenues               1997     $ 21,107    $30,568    $ 1,859      $       (644)    $ 52,890
                                            ========    =======    =======      ============     ========


                                   1996     $ 23,436    $31,504    $44,318      $     (1,351)    $ 97,907
                                            ========    =======    =======      ============     ========


  Operating Income                 1997     $    942    $ 2,176    $   739      $       (301)    $  3,556
                                            ========    =======    =======      ============     ========


                                   1996     $  2,123    $ 2,410    $41,227      $       (430)    $ 45,330
                                            ========    =======    =======      ============     ========


  Interest Expense                 1997     $  4,007    $ 6,446    $ 1,212      $       (301)    $ 11,364
                                            ========    =======    =======      ============     ========


                                   1996     $  5,219    $ 6,909    $ 1,252      $       (430)    $ 12,950
                                            ========    =======    =======      ============     ========


  Depreciation and Amortization    1997     $  2,793    $ 2,602    $    93                       $  5,488
                                            ========    =======    =======      ============     ========


                                   1996     $  3,011    $ 4,260    $    64                       $  7,335
                                            ========    =======    =======      ============     ========


  Capital Expenditures             1997     $    455    $   512    $   127                       $  1,094
                                            ========    =======    =======      ============     ========


                                   1996     $    828    $ 2,329    $   266                       $  3,423
                                            ========    =======    =======      ============     ========


  Identifiable Assets              1997     $112,600    $79,197    $29,592      $     (1,245)    $220,144
                                            ========    =======    =======      ============     ========


                                   1996     $117,516    $90,553    $41,579                       $249,648
                                            ========    =======    =======      ============     ========

                                      10

11. Supplemental Statement of  Subsidiary Information
    For The Three Months Ended March 31, 1997 and 1996


    The Company's primary operations are in the hotel/casino industry and in fiscal years 1997 and 1996 are conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations before eliminating entries. In addition to the financial information for the six months ended March 31, 1997 and 1996, as set forth in the table below (dollars in thousands), see notes 2, 5 and 7 for additional discussion of subsidiary operations.


                                Year       PHI         SFHI        Other    Eliminations       TOTAL
                               ------    --------    --------    ---------  ------------     --------

  Operating revenues            1997     $ 11,178    $ 15,371    $  1,190   $       (257)    $ 27,482
                                         ========    ========    ========   ============     ========


                                1996     $ 12,064    $ 16,094    $  1,761   $       (832)    $ 29,087
                                         ========    ========    ========   ============     ========


  Operating Income              1997     $  1,192    $  1,416    $    527   $       (151)    $  2,984
                                         ========    ========    ========   ============     ========


                                1996     $  1,257    $  1,371    $    429   $       (403)    $  2,654
                                         ========    ========    ========   ============     ========


  Interest Expense              1997     $  2,033    $  3,211    $    626   $       (151)    $  5,719
                                         ========    ========    ========   ============     ========


                                1996     $  2,412    $  3,390    $    729   $       (403)    $  6,128
                                         ========    ========    ========   ============     ========


  Depreciation and Amortization 1997     $  1,393    $  1,314    $     53                    $  2,760
                                         ========    ========    ========   ============     ========


                                1996     $  1,502    $  2,009    $    (99)                   $  3,412
                                         ========    ========    ========   ============     ========


  Capital Expenditures          1997     $    222    $    352    $      0                    $    574
                                         ========    ========    ========   =============    ========


                                1996     $    270    $  1,293    $      0                    $  1,563
                                         ========    ========    ========   =============    ========


                                                              11

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Santa Fe Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Santa Fe Gaming Corporation and subsidiaries (the "Company") as of March 31, 1997, the related consolidated condensed statements of operations for three-month and six-month periods ended March 31, 1997 and 1996, stockholders' equity for the six-month period ended March 31, 1997 and cash flows for the six-month periods ended March 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

Las Vegas, Nevada
May 13, 1997

                          SANTA FE GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - Six Months Ended March 31, 1997 and 1996
----------------------------------------------------------------


Consolidated

Consolidated revenues for the six month period ended March 31, 1997 were $52.9 million, a $45.0 million or 46.0% decrease from $97.9 million for the same period in fiscal 1996, which included a $40.8 million gain on sale of assets. Excluding the gain on sale in the prior year period, revenues decreased by $4.3 million, of which $900,000 was attributable to the Santa Fe Hotel and Casino (the "Santa Fe"), $2.3 million was attributable to the Pioneer Hotel and Gambling Hall (the "Pioneer") and $1.1 million was attributable to operations sold during the prior periods.

Consolidated operating income for the six month period ended March 31, 1997 was $3.6 million, a $41.8 million or 92.2% decrease from $45.3 million for the same period in fiscal 1996, which included the $40.8 million gain on sale of assets. Excluding the gain on sale in the prior period, operating income declined $1.0 million. Operating income at the Santa Fe and the Pioneer decreased by $200,000 and $1.2 million, respectively.

Consolidated interest expense for the six month period ended March 31, 1997 was $11.4 million, a $1.6 million decrease compared to $13.0 million for the same period in fiscal 1996. Interest expense decreased by $500,000 at the Santa Fe and $1.2 million at the Pioneer in the 1997 period due to the retirement of approximately $5.6 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") issued by Santa Fe Hotel Inc. ("Santa Fe Inc.") in January 1996 and the retirement of approximately $22.8 million principal amount of 13 1/2% First Mortgage Notes due 1998 issued by Pioneer Finance Corp. ("13 1/2% Notes") in January and March 1996. Offsetting this decrease in part was increased interest expense of $100,000 attributable to corporate debt obligations in the 1997 quarter.

Consolidated loss before income taxes and extraordinary item for the six month period ended March 31, 1997 was $7.8 million, a $40.2 million decrease compared to net income of $32.4 million in the same period in the prior year, which included the $40.8 million gain on sale of assets. Excluding the gain on sale of assets, net loss before income taxes and extraordinary item decreased by approximately $600,000 compared to the prior year. Loss before income taxes and extraordinary item at the Pioneer was unchanged and at the Santa Fe decreased by $200,000 in the six months ended March 31, 1997 compared to the prior year period.

Santa Fe

Revenues at the Santa Fe decreased 3.0%, or $900,000, in the six months ended March 31, 1997 to $30.6 million as compared to $31.5 million in the same period in the prior year. Casino revenues decreased 2.5%, or $600,000, to $23.2 million from $23.8 million and food and beverage revenues decreased 9.2%, or $400,000, to $3.7 million from $4.0 million when compared to the same six month period of 1996. Management believes the decrease is due primarily to continued increased competition in the Santa Fe market area and to restricted access to the Santa Fe due to construction of an interchange (at US 95 and Rancho) next to the property, which commenced in April 1996.

Operating expenses decreased by 2.4%, or $700,000. Casino expenses increased by $600,000, or 5.4%, primarily due to increased promotional costs incurred by the slot club to compete with other hotel-casinos in the area. This was offset by a decrease of $700,000, or 15.7%, in selling, general and administrative expenses resulting from decreased general advertising and promotional costs. Food and beverage expenses had volume related decreases of 5.6%, or $300,000 over the prior year period. Utilities and property expenses increased $1.5 million attributable to an increase in rent expense due to sale leaseback transactions completed in fiscal 1996 with respect to certain gaming equipment. Decreases in depreciation and amortization of 38.9% or $1.7 million, were due to the sale of certain slot equipment in the prior fiscal year. Accordingly, operating income decreased $200,000 or 9.7% to $2.2 million in 1997 from $2.4 million in 1996.

Interest expense decreased $500,000, or 6.7% to $6.4 million in 1997 compared to $6.9 million in 1996, primarily due to the repurchase and retirement of $5.6 million principal amount of 11% Notes in January 1996.

Santa Fe is required to negotiate with the Teamsters, Operating Engineers, Culinary and Bartenders unions ("Unions") with respect to a collective bargaining agreement covering certain employees at the Santa Fe, and negotiations have not yet commenced. If negotiations result in an agreement between the Santa Fe and the Unions, operating expenses may increase. In the event negotiations fail to result in an agreement and the Unions call a strike, operating revenues may be reduced. In either event, there could be a material adverse effect on the results of operations and financial condition of Santa Fe and the Company.

Pioneer

Revenues at the Pioneer decreased 9.9%, or $2.3 million, to $21.1 million as compared to $23.4 million in the prior year. Casino revenues were $18.1 million in 1997, representing a decrease of 12.6%, or $2.6 million from $20.7 million when compared to the 1996 period, comprised primarily of a $2.1 million or 11.9% decrease in slot revenue and a $400,000 or 15.2% decrease in table games revenues. The decrease is believed to be primarily due to the continued competitive gaming market environment in and around Laughlin, including

Indian gaming facilities opened in Arizona and Southern California.

Operating expenses decreased $1.2 million or 5.4% to $20.2 million. Casino expenses decreased 9.3%, or $1.0 million. Selling, general and administrative expensed increased $200,000, or 6.3%, due to increased advertising and promotional expenses. Utilities and property expenses decreased 8.8%, or $200,000, primarily due to a decrease in payroll expense. Decreases in depreciation and amortization expenses of 7.3% or $200,000 were related to the sale of certain equipment during prior year period. Accordingly, operating income decreased by 55.6% or $1.2 million to $900,000 in fiscal 1997 from $2.1 million in fiscal 1996.

Interest expense decreased $1.2 million or 23.2% to $4.0 million in 1997 compared to $5.2 million in 1996, primarily due to the repurchase and retirement of approximately $22.8 million principal amount of 13 1/2% Notes in January and March 1996.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1997 and 1996
------------------------------------------------------------------

Consolidated

Consolidated revenues for the three month period ended March 31, 1997 were $27.5 million, a $1.6 million or 5.5% decrease from $29.1 million for the same period in fiscal 1996, of which $700,000 was attributable to the Santa Fe and $900,000 was attributable to the Pioneer.

Consolidated operating income for the three month period ended March 31, 1997 was $3.0 million, a $300,000 or 12.4% increase from $2.7 million for the same period in fiscal 1996. Operating income increased $50,000 at the Santa Fe and decreased $60,000 at the Pioneer.

Consolidated interest expense for the three month period ended March 31, 1997 was $5.7 million, a $400,000 decrease compared to $6.1 million for the same period in fiscal 1996. Interest expense decreased by $200,000 at the Santa Fe and $400,000 at the Pioneer in the 1997 period. Interest expense attributable to corporate debt obligations increased $200,000 during the period over the comparable period in the prior year.

Consolidated loss before income taxes and extraordinary item for the three month period ended March 31, 1997 was $2.7 million, a $700,000 decrease compared to $3.5 million in the same period in the prior year. Net loss before income taxes and extraordinary item at the Pioneer decreased by $300,000 and by $200,000 at the Santa Fe in the quarter ended March 31, 1997 compared to the prior year period.

Santa Fe

Revenues at the Santa Fe decreased 4.5%, or $700,000, in the three months ended March

31, 1997 to $15.4 million as compared to $16.1 million in the same period in the prior year. Casino revenues decreased 2.9%, or $400,000, to $11.8 million from $12.2 million, when compared to the same three month period of 1996. Management believes the decrease is due primarily to continued increased competition in the Santa Fe market area and to restricted access to the Santa Fe due to construction of an interchange (at US 95 and Rancho) next to the property. Food and Beverage revenues decreased 15.0%, or $300,000, to $1.7 million from $2.0 million, primarily due to a change in marketing and advertising strategy which relied less on offering discount-priced food.

Operating expenses decreased by 5.2%, or $800,000. Casino expenses decreased by $200,000, or 4.1%. Food and beverage expenses had volume related decreases of 19.2%, or $500,000 over the prior year period. Utilities and property expenses increased $800,000 attributable to an increase in rent expense due to sale leaseback transactions completed in fiscal 1997 with respect to certain gaming equipment. Decreases in depreciation and amortization of 34.6% or $700,000, were due to the sale of certain slot equipment in the prior fiscal year. Accordingly, operating income increased $50,000 or 3.3% to $1.4 million in 1997.

Interest expense decreased $200,000, or 5.3% to $3.2 million in 1997 compared to $3.4 million in 1996, primarily due to the repurchase and retirement of $5.6 million principal amount of 11% Notes in January 1996.

Pioneer

Revenues at the Pioneer decreased 7.3%, or $900,000, to $11.2 million in the March 1997 quarter as compared to $12.1 million in the prior year. Casino revenues were $9.6 million in 1997, representing a decrease of 9.7%, or $1.0 million from $10.7 million when compared to the 1996 period, comprised primarily of a $800,000 or 9.3% decrease in slot revenue. The decrease is believed to be primarily due to the continued competitive gaming market environment in and around Laughlin, including continued Indian gaming facilities opened in Arizona and Southern California.

Operating expenses decreased $800,000 or 7.6% to $10.0 million in the quarter ended March 31, 1997. Casino expenses decreased 9.9%, or $500,000. Utilities and property expenses decreased 17.4%, or $200,000, primarily due to cost savings from discontinued the operation and maintenance of a parking facility in Arizona. Decreases in depreciation and amortization expenses of 7.3% or $100,000 were related to the sale of certain equipment in the prior year period. Accordingly, operating income decreased by 5.2% or $60,000, to $1.2 million in the fiscal 1997 quarter from $1.3 million in the fiscal 1996 quarter.

Interest expense decreased $400,000 or 15.7% to $2.0 million in the March 1997 quarter compared to $2.4 million in the March 1996 quarter, primarily due to the repurchase and retirement of approximately $22.8 million principal amount of 13 1/2% Notes in January and March 1996.

Liquidity and Capital Resources; Trends and Factors Relevant to Future
Operations

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $5.7 million and $9.0 million for the three and six months ended March 31, 1997, respectively. The Company's EBITDA in 1996 excluding the $40.8 million in gain on the sale of assets was $6.1 million and $11.9 million for the comparable three and six month period. EBITDA is presented to enhance the understanding of the financial performance of the Company and its ability to service its indebtedness, but should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

Management believes the current year decline is due to the increased competition in the Santa Fe's market area and restricted access to the Santa Fe resulting from road construction, as well as the continued competitive market conditions in the Laughlin market. Management believes that Santa Fe's EBITDA in future periods may continue to be adversely impacted by restricted access to the Santa Fe during construction of an interchange (at US 95 and Rancho) next to the Santa Fe which commenced in April 1996. Northbound access from US 95 was opened at the end of July 1996 and the Company has been advised by the Nevada Department of Transportation that southbound access is anticipated to reopen in the mid part of 1997. The Company has also been advised that construction work is planned during 1997 at the intersection of Lone Mountain Road and US 95 next to the Santa Fe, which management believes may result in reduced traffic flow by the Santa Fe during construction. The Company believes that when completed the construction work will ultimately improve traffic flow to the Santa Fe.

Prior to fiscal 1996, the Company generally generated sufficient cash liquidity from operations to finance operations, meet existing debt service obligations, complete capital improvements, maintain existing facilities, and provide working capital. However, beginning in fiscal year 1996, Pioneer Hotel Inc. ("Pioneer Inc.") expended the balance of its restricted working capital and Santa Fe Inc. sold assets and entered into financing arrangements to generate working capital necessary to satisfy its cash requirements. Indenture restrictions on Santa Fe Inc. and Pioneer Inc. restrict the distribution of cash to the Company, and cash flow from these subsidiaries is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. In addition, indenture restrictions limit additional indebtedness at Santa Fe Inc. and at Pioneer Inc. Therefore, the Company and its subsidiaries other than Pioneer Inc. and Santa Fe Inc. (collectively "Corporate") must rely on existing cash and available resources to provide liquidity to fund Corporate cash requirements. Corporate consists primarily of non-operating entities which do not generate cash flow from operations.

Liquidity - Corporate -Approximately $4.8 million of the Company's current
---------------------
assets at

March 31, 1997, including approximately $2.1 million of cash and short-term investments, was held by Corporate. In April 1997, Corporate received $1.6 million from Santa Fe as payment against the balance of a working capital revolving loan (the "Revolving Note"). In addition, Corporate purchased for $2.9 million approximately $3.5 million principal amount of 10 1/4% Subordinated Debentures due 1998 plus accrued interest thereon. In May 1997, Corporate received approximately $4.0 million from an indirectly wholly-owned subsidiary, in repayment of funds advanced in connection with the development of a proposed hotel and entertainment complex, (see discussion of 12.25% Note under Liquidity-Pioneer)

Corporate's principal uses of cash are for debt service, administrative and professional expenses of the parent company, and costs associated with the evaluation and development of proposed projects. Corporate debt service includes payment obligations on $5.5 million principal amount of 10 1/4 % Subordinated Debentures due June 1998 (the "10 1/4% Debentures"), a $5.5 million note payable to Sierra Construction Corp. ("Sierra Construction") due December 1998, a $1.6 million loan on a 22 acre parcel of land due December 1999 and $20 million principal amount of 12% Notes due December 1999 (the "12% Notes"). See "Debt Obligations" below.

The Company has in the past satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. The Company is a party to financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. In the event not declared, dividends will accrue on the preferred stock. The Company accrued the semi-annual preferred stock dividend due in March 1997.

Additional potential uses of cash by Corporate include (i) the payment of a guaranteed tenant loan if the Company terminates the lease to which the parcel on Las Vegas Boulevard South is subject (which loan had an outstanding balance of $5.6 million as of March 31, 1997), (ii) the redemption of $3.5 million principal amount of 12% Notes or alternatively the redemption of $3.5 million principal amount of 11% Notes, pursuant to the 12% Notes agreement, as amended and (iii) the payment of $750,000 to the recreational vehicle park operator to which the Company transferred its rights and obligations relating to the Camperland recreational vehicle group contracts if the operator chooses to relocate the Camperland membership to a mutually acceptable new location. Additionally, in order to pursue possible development opportunities relating to the Company's real property on Las Vegas Boulevard South or the real property in Henderson, Nevada owned by a subsidiary of Pioneer Inc., the Company would be required to obtain project development financing. No assurance can be given that such financing would be available or, if available, would be on terms satisfactory to the Company. Furthermore, in the event that cash at Santa Fe Inc. or Pioneer Inc. is insufficient to meet liquidity requirements, Corporate may make contributions or loans to either Santa Fe Inc. or Pioneer Inc. to prevent an event of default under debt instruments to which Santa Fe Inc. or Pioneer Inc. is a party.

Furthermore, the Company has submitted to the U.S. Bankruptcy Court of New Orleans a disclosure statement with respect to a plan of reorganization for Treasure Bay Gaming

& Resorts, Inc. ("Treasure Bay"), which disclosure statement was approved. Confirmation hearings with respect to reorganization plans of the Company and others commenced on April 7, 1997. The Company's reorganization plan for Treasure Bay contemplates that, subject to various conditions, the various classes of secured and unsecured creditors of Treasure Bay agree to accept modifications to, and reductions in outstanding amounts of Treasure Bay's outstanding obligations and the Company make a cash equity contribution of $10.0 million to acquire 100% of the equity interests in Treasure Bay. The Company has received a commitment from a lender for a $10.0 million loan to fund the Company's Proposed acquisition of the equity interests in Treasure Bay. The commitment is subject to various conditions, including that a final order approving the Company's reorganization plan is issued by September 30, 1997. No assurance can be given that the Company's plan will be confirmed by the Court. Additionally, the Company may elect not to proceed with its plan or the Company may amend its current reorganization plan resulting in changes to the amount and terms of debt of the reorganized debtor and equity ownership acquired.

Management believes that Corporate has sufficient working capital and available resources to meet its operating requirements through the twelve month period ending March 31, 1998. Additionally, management believes that Corporate has available resources, consisting primarily of approximately 27 acres of real property on Las Vegas Boulevard South that may be sold or refinanced to the extent necessary, to generate the liquidity to meet corporate debt service requirements, although no assurance can be given to that effect. Management believes such resources would also enable the Company to make capital contributions or advances to Santa Fe Inc. and/or Pioneer Inc. if necessary. See "Liquidity-Santa Fe", "Liquidity-Pioneer" and "Debt Obligations". To the extent Corporate pursues development of new projects or proceeds with the Treasure Bay reorganization plan, additional funds will be required other than the commitment related to the Treasure Bay reorganization described above. The Company has no arrangements to obtain such funds, and no assurance can be given that such funds can be obtained.

Liquidity - Santa Fe - At March 31, 1997, approximately $10.5 million of the
--------------------
Company's current assets, including approximately $7.5 million of cash and short term investments, was held by Santa Fe Inc. In April 1997, Santa Fe repaid $1.6 million to Corporate in reduction of the outstanding balance under the Revolving Note.

Results from operations at the Santa Fe for the six months ended March 31, 1997 generated EBITDA of $4.8 million, approximately .74 times interest expense during the same period compared to $6.7 million of EBITDA in 1996, or approximately .97 times interest expense. In the fiscal 1997 six month period, the Santa Fe reported approximately $1.5 million in rent expense compared to no rent expense in the fiscal 1996 period. Santa Fe's operating expenses in fiscal 1997 will include increased lease expenses associated with lease transactions completed in fiscal 1996, which will impact EBITDA. Additionally, management believes that Santa Fe's EBITDA in future periods may continue to be adversely impacted as a result of increased competition in its market area and restricted access to the property due to road construction work on an interchange near the property which commenced in April 1996 and which is expected to continue through the mid part of 1997, and by reduced traffic flow around the property expected to result from construction on another interchange near the property, which is expected to occur through 1997. The Company believes that when completed the construction work will ultimately improve traffic flow to the property.

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

Management believes that, based on operations for the three and six month periods ended March 31, 1997, Santa Fe Inc. will have sufficient cash resources to meet its operating expense requirements through the twelve month period ending March 31, 1998, although no assurance can be given to that effect. If operating results do not improve in the future compared to the six months and quarter ended March 31, 1997, management believes Santa Fe Inc. may not have sufficient cash from operations to meet its debt service requirements through March 31, 1998. Santa Fe Inc. is exploring alternatives to improve liquidity, including, but not limited to, possible reductions of indebtedness and a possible refinancing of the 11% Notes. To the extent that Santa Fe Inc. is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make loans under the Revolving Note, make capital contributions or advances to Santa Fe Inc. See "Liquidity-Corporate"

Liquidity - Pioneer - At March 31, 1997, approximately $6.1 million of the
-------------------
Company's current assets, including approximately $4.4 million of cash and short term investments, was held by Pioneer Inc. At that date, Pioneer Inc. also held, through a wholly-owned subsidiary, a 39 acre parcel of real property in Henderson, Nevada, ("Pioneer Subsidiary"). In May 1997, the Pioneer Subsidiary borrowed $5.0 million for a twelve month term, pursuant to a first mortgage note secured by the 39 acre parcel of land (12.25% Note). The Pioneer Subsidiary used approximately $4.0 million in net proceeds to reimburse Corporate for funds advanced for development of a proposed hotel and entertainment complex on the 39 acre parcel. The balance of the funds will be used for ongoing development cost and to fund debt service.

Results from operations at the Pioneer for the six months ended March 31, 1997, generated EBITDA of $3.7 million, approximately .93 times interest expense during the same period, compared with $5.1 million of EBITDA in fiscal 1996 or approximately .98 times interest expense. In the fiscal 1997 six month period, the Pioneer reported rent expense of approximately $500,000 compared to $400,000 in rent expense in the fiscal 1996 period.

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

Management believes that, based on operations for the three and six month periods ended March 31, 1997, Pioneer Inc. will have sufficient cash and available resources to meet its operating requirements through the twelve months ending March 31, 1998, although no assurance can be given to that effect. If operating results do not improve in the future compared to the six months and quarter ended March 31, 1997, management believes Pioneer Inc. may not have sufficient cash from operations to meet its debt service requirements.
However, Pioneer Inc., through the Pioneer subsidiary, owns a 39 acre property which management believes may be sold to the extent necessary to generate liquidity to meet debt service requirements. Pioneer Inc. is exploring financing alternatives to improve liquidity, including, but not limited to, the possible sale of assets, a possible reduction of indebtedness or retiring of the 13 1/2% Notes. To the extent that Pioneer Inc. is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or advances to Pioneer Inc. See "Liquidity-Corporate".

Debt Obligations  - The Company has approximately $4.0 million in current
-----------------
maturities of long term debt due to third parties during the twelve-month period ending March 31, 1998, comprised primarily of a $2.3 million sinking fund obligation in June, 1997 on the 10 1/4% Debentures (which has been satisfied in May 1997), and principal amortization payments under notes payable and capital leases. The scheduled maturities applicable to third party debt at the Santa Fe Inc. and Pioneer Inc. during the twelve month period ending March 31, 1998 are $750,000 and $210,000, respectively.

The Company has $169.0 million in long-term debt, net of current maturities and debt discount as of March 31, 1997. The 10 1/4% Debentures have approximately $5.5 million outstanding balance and mature in June 1998. In addition, a $5.0 million 12.25% Note matures in May 1998. Approximately $65.8 million of long-term debt (excluding capital leases) matures during fiscal 1999, comprising primarily $60.0 million of principal amount of 13 1/2% Notes in December 1998 and a $4.8 million balloon payment due in December 1998 on the note payable to Sierra Construction.

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

Related Parties   From 1991 through 1993 LICO, a company wholly-owned by Mr.
---------------
Lowden, Chairman of the Board, Chief Executive Officer and 52% stockholder of the Company, borrowed an aggregate of $476,000 from a subsidiary of the Company, pursuant to an unsecured demand loan which bears interest at 2% over the prime rate. The outstanding balance of the loan including accrued interest was $662,000 as of March 31, 1997. In January 1997, the Company and Mr. Lowden agreed that the Company may offset amounts due Mr. Lowden, under certain compensation arrangements against the outstanding balance of the loan beginning in 1998.

In November 1993, Mr. Lowden and Bank of America entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. At April 30, 1997, the principal balance of the loan was approximately $927,000. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.

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

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standard Board ("FASB") recently issued SFAS No. 128 "Earnings per Share". This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management believes that the implementation of this standard will not have a significant impact on earnings per share.

                          SANTA FE GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to a vote of Security Holders

       The Annual Meeting of Shareholders was held on February 21, 1997, wherein the following matters were submitted to a vote:

       The result of the vote taken on the election of Directors was as follows:

               Suzanne Lowden     4,928,462
               John W. Delaney    4,930,520

       The result of the vote taken for ratification of selection of outside auditors are as follows:

               For: 4,991,346    Against: 17,829   Votes abstaining: 26,957

Item 5 -  Other Information

          None

Item 6 -  Exhibits and Reports on Form 8-K

          A.  Exhibits:

              23    Consent of Deloitte & Touche LLP

              27    Financial Data Schedule

          B.  Reports on Form 8-K: None

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                SANTA FE GAMING CORPORATION, Registrant



                                By: /s/ Thomas K. Land
                                    ---------------------------------------
                                    Thomas K. Land, Chief Financial Officer


Dated: May 15, 1997