Form 10-Q
period 1997-06-30
SANTA FE GAMING CORP
filed 1997-08-14
CIK 812482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:    JUNE  30, 1997
                               -------------------------------------------------
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from_________to__________

COMMISSION FILE NUMBER:                  1-9481
                       ---------------------------------------------------------

                          SANTA FE GAMING CORPORATION
 -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                               NEVADA                                              88-0304348
 ------------------------------------------------------------       --------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)

               4949 NORTH RANCHO DRIVE, LAS VEGAS, NEVADA  89130
--------------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 658-4300
            ------------------------------------------------------
            (Registrant's  telephone  number, including area code)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,

                         -----------------------------
                         if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X         NO
                                               -----         ----

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              6,195,356                   as of         August 13, 1997
------------------------------------------     ---------------------------------
         Amount  Outstanding                                   Date

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES


                                     INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

     Item 1. Consolidated Condensed Financial Statements

               Balance sheets at June 30, 1997
               (unaudited) and September 30, 1996                           2

               Statements of Operations for the three and nine
               months ended June 30, 1997 and 1996
               (unaudited)                                                  3

               Statement of Changes in Stockholders' Equity
               for the nine months ended June 30, 1997
               (unaudited)                                                  4

               Statements of Cash Flows for the nine months
               ended June 30, 1997 and 1996 (unaudited)                     5

               Notes to Consolidated Condensed Financial
               Statements (unaudited)                                       6

               Independent Accountants'  Review Report                     14

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
              Operations                                                   15

PART II.    OTHER INFORMATION                                              26

                        Santa Fe Gaming Corporation and
                           Subsidiaries Consolidated
                           Condensed Balance Sheets

                                                               June 30,       September 30,
             ASSETS                                              1997             1996
-------------------------------------------------            ------------     ------------
                                                            (Unaudited)
Current assets:
  Cash and short-term investments                            $ 10,205,138     $ 17,497,824
  Accounts receivable, net                                      1,414,853        1,529,723
  Accounts receivable, officer                                    674,485          636,113
  Inventories                                                   1,169,741        1,218,120
  Prepaid expenses & other                                      4,934,592        3,778,514
  Assets held for sale                                                  0        2,424,821
                                                             ------------     ------------

Total current assets                                           18,398,809       27,085,115

Land held for development                                      38,194,065       38,194,065

Property and equipment, net                                   105,744,418      110,217,659

Goodwill                                                       44,999,511       46,073,869

Other assets                                                    7,831,215        7,085,069
                                                             ------------     ------------

Total assets                                                 $215,168,018     $228,655,777
                                                             ============     ============



LIABILITIES and STOCKHOLDERS' EQUITY
-------------------------------------------------

Current liabilities:
  Current portion of long-term debt                          $ 12,417,139     $  3,770,817
  Accounts payable                                              4,829,186        5,757,161
  Interest payable                                              1,858,238        7,142,225
  Accrued and other liabilities                                 8,727,840        9,134,856
                                                             ------------     ------------

Total current liabilities                                      27,832,403       25,805,059

Deferred income taxes                                                   0        2,687,751

Long-term debt - less current portion                         162,235,666      167,687,476

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                61,954           61,954
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-8,856,651 shares            20,090,427       18,953,233
  Additional paid-in capital                                   51,513,504       51,513,504
  Accumulated deficit                                         (46,478,162)     (37,965,426)
                                                             ------------     ------------
    Total                                                      25,187,723       32,563,265

  Less treasury stock - 4,875 shares, at cost                     (87,774)         (87,774)
                                                             -------------    ------------

Total stockholders' equity                                     25,099,949       32,475,491
                                                             -------------    ------------


Total liabilities and stockholders' equity                   $215,168,018     $228,655,777
                                                             ============     ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe  Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                                         Three Months   Three Months    Nine Months    Nine Months
                                                            Ended          Ended              Ended          Ended
                                                        June 30, 1997   June 30, 1996  June 30, 1997   June 30, 1996
                                                         -----------    -----------    -----------    -----------

Revenues:
  Casino                                                 $22,283,530    $20,374,926    $63,609,645    $65,205,811
  Hotel                                                    1,051,280      1,063,904      3,061,682      3,028,663
  Food and beverage                                        2,729,467      2,812,246      8,086,735      8,488,705
  Other revenues                                           1,451,711      1,698,950      5,648,056      6,380,207
  Gain on sale of assets                                           0              0              0     40,753,738
                                                         -----------    -----------    -----------    -----------

Total revenues                                            27,515,988     25,950,026     80,406,118    123,857,124
                                                         -----------    -----------    -----------    -----------

Operating expenses:
  Casino                                                  10,720,016     10,943,438     31,749,544     32,732,907
  Hotel                                                      457,155        474,049      1,319,149      1,365,017
  Food and beverage                                        3,438,509      4,040,954     10,898,320     11,803,497
  Other operating expenses                                   738,779        850,305      2,212,925      2,684,479
  Selling, general & administrative                        3,553,412      3,826,082     10,601,997     12,014,077
  Utilities & property expenses                            3,111,085      2,652,156      9,083,909      7,429,110
  Depreciation & amortization                              2,753,904      3,532,881      8,241,501     10,868,140
                                                         -----------    -----------    -----------    -----------

Total operating expenses                                  24,772,860     26,319,865     74,107,345     78,897,227
                                                         -----------    ------------   -----------    -----------

Operating income (loss)                                    2,743,128       (369,839)     6,298,773     44,959,897

Interest expense                                           5,585,080      5,766,250     16,948,978     18,716,389
                                                         -----------    -----------    -----------    -----------

Income (loss) before income tax expense
  (benefit) and extraordinary item                        (2,841,952)    (6,136,089)   (10,650,205)    26,243,508

Federal income tax expense (benefit)                        (491,055)    (1,965,000)    (2,902,340)     9,195,000
                                                         -----------    -----------    -----------    -----------

Income (loss) before extraordinary item                   (2,350,897)    (4,171,089)    (7,747,865)    17,048,508

Extraordinary item-gain on early extinguishment
  of debt, net of tax provision of $200,482
  in 1997 and $4,229,000 in 1996                             372,323              0        372,323      7,854,707
                                                         -----------    -----------    -----------    -----------

Net income (loss)                                         (1,978,574)    (4,171,089)    (7,375,542)    24,903,215

Dividends on preferred shares                                379,065        364,432      1,137,194      1,065,848
                                                         -----------    -----------    -----------    -----------

Net income (loss) applicable to common shares            ($2,357,639)   ($4,535,521)   ($8,512,736)   $23,837,367
                                                         ===========    ===========    ===========    ===========

Average common shares outstanding                          6,195,356      6,195,356      6,195,356      6,195,356
                                                         ===========    ===========    ===========    ===========

Income (loss) per common share                                ($0.38)        ($0.73)        ($1.37)         $3.85
                                                         ===========    ===========    ===========    ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
           Consolidated Condensed Statements of Stockholders' Equity
                                  (Unaudited)

                                                               Additional
                                        Common    Preferred     Paid-in    Accumulated    Treasury
                                         Stock      Stock       Capital      Deficit       Stock       Total
                                        -------  -----------  -----------  ------------   --------   -----------
Balances, October 1, 1996               $61,954  $18,953,233  $51,513,504  ($37,965,426)  ($87,774)  $32,475,491

Net loss                                                                     (7,375,542)              (7,375,542)

Preferred stock dividend accrued                   1,137,194                 (1,137,194)                       0
                                        -------  -----------  -----------  ------------   --------   -----------

Balances, June 30, 1997                 $61,954  $20,090,427  $51,513,504  ($46,478,162)  ($87,774)  $25,099,949
                                        =======  ===========  ===========  ============   ========   ===========


See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                 Nine Months      Nine Months
                                                                    Ended            Ended
                                                                  30-Jun-97        30-Jun-96
--------------------------------------------                    ------------    -------------

Cash flows from operating activities:
 Cash and short-term investments
  provided by operations                                          $2,164,108      $37,098,150
     Gain on sale of assets                                                       (40,753,738)
     Gain on sale of land held for development                      (725,179)
     Gain on early extinguishment of debt                           (372,323)      (7,854,707)
     Deferred gain on sale of equipment                                              (962,552)
     Decrease in accounts receivable, net                            114,870        3,547,883
     Increase in accounts receivable, officer                        (38,372)         (78,424)
     Decrease in inventories                                          48,379          231,874
     Decrease (increase) in prepaid expenses & other              (1,156,066)         575,309
     Increase (decrease) in deferred income taxes                 (2,888,233)       9,195,000
     Decrease (increase) in other assets                          (1,614,350)       2,409,023
     Decrease in accounts payable                                   (927,975)        (827,790)
     Decrease in interest payable                                 (5,031,376)      (7,361,822)
     Decrease in accrued and other liabilities                      (300,202)      (5,562,441)
                                                                ------------    -------------

Net cash used in operating activities                            (10,726,719)     (10,344,235)
                                                                ------------    -------------

Cash flows from investing activities:
     Proceeds from sale of assets                                                 128,508,377
     Proceeds from sale leaseback of equipment                                      3,570,000
     Proceeds from sale of land held for development               3,150,000
     Decrease in restricted cash                                                       95,569
     Capital expenditures                                         (1,551,270)      (4,369,535)
                                                                ------------    -------------

Net cash provided by investing activities                          1,598,730      127,804,411
                                                                ------------    -------------

Cash flows from financing activities:
     Cash proceeds of long-term debt                               6,675,658       20,000,000
     Cash paid on long-term debt                                  (4,840,355)    (163,565,349)
                                                                ------------    -------------

Net cash provided by (used in) financing activities                1,835,303     (143,565,349)
                                                                ------------    -------------

Decrease in cash and short-term investments                       (7,292,686)     (26,105,173

Cash and short-term investments,
  beginning of period                                             17,497,824       42,749,932
                                                                ------------    -------------

Cash and short-term investments,
  end of period                                                 $ 10,205,138    $  16,644,759
                                                                ============    =============


See the accompanying Notes to Consolidated Condensed Financial Statements.

                          SANTA FE GAMING CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company owns real estate adjacent to the Santa Fe, on Las Vegas Bouelvard South through an indirect wholly owned subsidiary of the Company, Sahara Las Vegas Corp ("SLVC"), and in Henderson, Nevada through a wholly-owned subsidiary of the Pioneer for possible development opportunities. The Company, through its wholly-owned subsidiaries, Hacienda Hotel Inc. ("HHI") and Sahara Nevada Corp ("SNC") previously owned and operated the Hacienda Resort Hotel & Casino (the "Hacienda") and the Sahara Hotel & Casino (the "Sahara"), but sold substantially all of the assets related to those hotel/casinos in August 1995 and October 1995, respectively.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1996. The results of operations for the three and nine month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at June 30, 1997, the results of its operations for the three and nine month periods ended June 30, 1997 and 1996, the changes in stockholders' equity for the nine month period ended June 30, 1997, and cash flows for the nine month periods ended June 30, 1997 and 1996.

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

In addition, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure in February 1997. This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement which are effective for periods ending after December 15, 1997.

On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new FASB will have material impact on their financial statements.

On June 30, 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement establishes additional standards for segments reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has not determined the effect of this statement on its financial statement disclosure.

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

At June 30, 1997, approximately $6.1 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of June 30, 1997, SFHI did not meet the conditions precedent to making a distribution to the Company.

At June 30, 1997, approximately $3.3 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% First Mortgage Notes due 1998 ("13 1/2% Notes") of Pioneer

Finance Corp. were issued. As of June 30, 1997, PHI did not meet the conditions precedent to making a distribution to the Company.

NOTE 3 - ACCOUNT RECEIVABLE OFFICER

As of June 30, 1997 and September 30, 1996, Accounts Receivable, Officer reflects an unsecured demand loan in the principal amount of $476,000, which, together with accrued interest, totaled approximately $674,000 and $636,000, respectively, from HHI to LICO, a company wholly-owned by Paul W. Lowden, Chairman of the Board, Chief Executive Officer and 52% stockholder of the Company. The loan from HHI to LICO bears interest at the rate equal to 2% over the prime rate. In January 1997, the Company and Mr. Lowden agreed that the Company may offset amounts due Mr. Lowden under certain compensation arrangements against the outstanding balance of the loan beginning in 1998.

NOTE 4 - ASSETS HELD FOR SALE

In November 1996, the Company sold an option to acquire a 40 acre parcel located approximately eight miles south of the former Hacienda on Las Vegas Boulevard South for $2.8 million. Pursuant to the option agreement, the option holder exercised the option in February, 1997 to purchase the property for $350,000 in additional net proceeds to the Company. The Company reported a $730,000 gain on the sale and has included this gain in other revenues in the quarter ended March 31, 1997.

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

In April 1997, the Company acquired $3.5 million principal amount of 10 1/4% Subordinated Sinking Fund Debentures ("Debentures"), due 1998. The Company submitted $2.3 million in Debentures to the trustee for cancellation in satisfaction of the sinking fund payment due in June 1997. In addition, the Company submitted $1.2 million for cancellation in reduction of the balance due at maturity in June 1998. The Company recorded a $700,000 extraordinary gain before amortization of debt discount and original issue cost and federal income tax on the purchase which is reported in the quarter ended June 30, 1997.

In May 1997, the Company borrowed $5.0 million at a rate of 12 1/4% interest, payable monthly for a twelve month term, pursuant to a first mortgage note secured by the 39 acre parcel of land located in Henderson, Nevada (the "12 1/4% Note").

In August 1997, the Company and the holders of the 12% First Mortgage Notes due 1999 ("12% Notes") secured by, among other things, the 27 acre real property located on Las Vegas Boulevard South, amended the terms of the 12% Notes to, among other things, (i) provide for the issuance of up to an additional $20 million of 12% Notes, (ii) provide for the deferral of a $500,000 principal payment originally due on December 31, 1996 from June 30, 1997, until December 31, 1997, and (iii) revise a covenant requiring redemption of 12% Notes (or alternatively the redemption of 11% Notes), in the event cash flow (before maximum of $2.4 million lease payments) at the Santa Fe is less than $13.5 million for any four-quarter period commencing with the four-quarter period ending December 31, 1997. (See Note 10 - Subsequent Events)

NOTE 6 - STOCKHOLDERS' EQUITY

Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. Pursuant to the terms of the Certificate of Designation with respect to the preferred stock, dividends that are not declared are cumulative and accrue at a rate per annum equal to 8% of $2.14 for each share of preferred stock. The Company is a party to financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock.

In March 1997, the Company announced that it was not declaring the semi-annual dividend with respect to its preferred stock. The accrued stock dividend has been recorded as an increase to the preferred stock account.

Pursuant to the terms of the 12% Notes, as amended, while the 12% Notes are outstanding the Company is prohibited from exercising an option to exchange the Preferred Stock into Junior Subordinated Notes, beginning in September 1998.

NOTE 7 - LEASES

In December 1996, the Company executed an operating lease for 180 slot machines at the Pioneer. The lease requires monthly payments of $37,000 for a 36 month term.

The Company amended the terms of Santa Fe operating leases entered into during fiscal 1996 to, among other things, extend the term of the leases from 24 to 36 months and to replace older gaming equipment with newer equipment. Santa Fe's lease payments aggregating approximately $250,000 per month, expire at various times between March 1, 1999 and May 15, 2001.

NOTE 8 - INCOME TAXES

For the nine months ended June 30, 1997, a tax benefit of $2.7 million was recognized. All of the benefit was a deferred tax benefit. The tax benefit for federal income taxes differs from the amounts computed by applying the federal income tax rate of 35% to income before benefit for federal income taxes for the following items (dollars in thousands):

                                                   % of Pretax
                                           Amount     Income
                                           -------   --------
     Expected benefit for federal
        income taxes                       $3,527        35%
     Amortization of goodwill                (376)       (4%)
     Other, Net                              (449)       (4%)
                                           -------       ----
     Benefit for federal income taxes      $2,702        27%
                                           =======       ====

The Company, as of September 30, 1996, had federal net operating loss credit carryforwards of approximately $24.5 million expiring at various dates though 2010.

NOTE 9 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the nine month periods ended June 30, 1997 and 1996 is presented below:

                                                  1997          1996
                                               -----------   -----------
Operating Activities:
   Cash paid during the period
   for interest                                $21,139,499   $25,400,475
                                               ===========   ===========

Cash paid during the period for income taxes:  $   100,000   $         0
                                               ===========   ===========

Investing and Financing Activities:
   Debt incurred in connection with the
   acquisition of machinery and equipment      $   633,865   $    76,734
                                               ===========   ===========

Supplemental Schedule of Non Cash
Investing and Financing Activities
   Land acquired in exchange of assets         $         0   $21,504,400
                                               ===========   ===========

NOTE 10 - SUBSEQUENT EVENTS

Amended 12% Notes - In 1997, the Company and the holders of the 12% Notes
-----------------
amended the terms of the 12% Notes to provide for the issuance of up to an additional $20 million of 12% Notes. The proceeds from an additional $15 million in 12% Notes were used as follows: (i) $2 million was deposited in a cash collateral account for future principal and interest payments on the 12% Notes, (ii) $1 million was distributed to the Company and is restricted to certain uses, including debt service obligations of the Company and its subsidiaries, and (iii) $12 million is available to be used for certain expenses, and to repurchase 11% Notes, which are and will be held as collateral for the 12% notes. If all the 12 million is not used the Company will be required to redeem a principal amount of 12% Notes equal to the amount of such proceeds not so used. As of August 13, 1997, $500,000 remains available for such purposes. Pursuant to the amended agreement relating to the 12% Notes, the Company has the right to borrow an additional $5 million, the proceeds of which may be used, among other things, to refinance the 12 1/4% Notes.

In addition, the Company and the holders of the 12% Notes, amended the terms of the 12% Notes to, among other things, (i) provide for the deferral of a $500,000 principal payment originally due on December 31, 1996 from June 30, 1997, until December 31, 1997, and (ii) revise a covenant requiring redemption of 12% Notes (or alternatively the redemption of 11% Notes) in the event cash flow (before maximum of $2.4 million in lease payments) at the Santa Fe is less than $13.5 million for any four-quarter period commencing with the four-quarter period ending December 31, 1997 from the four-quarter period ending June 30, 1997.

As of August 13, 1997, there are $35 million principal amount of 12% notes outstanding. Interest is payable semi-annually on June 20 and December 20 and principal payments of $1 million and $500,000 are due December 31, 1997 and 1998, respectively. The 12% Notes, as amended, are guaranteed by the Company and secured by, among other things, a 27 acre parcel of real property on the Las Vegas Strip, Nevada and $33.1 million principal amount of the 11% Notes held by Sahara Las Vegas Corp. ("SLVC") and collateral accounts consisting of $2.5 million in cash.

Investments - In July 1997, the U.S. Bankruptcy Court of New Orleans entered an
-----------
order denying confirmation of the Company's Plan of Reorganization for Treasure Bay Gaming & Resorts, Inc. ("Treasure Bay"). The Court simultaneously entered an order for confirmation of the Plan of Reorganization proposed by the current debtor-in-possession of Treasure Bay.

Investments - In August 1997, Santa Fe Mining Company, L.L.C. ("Santa Fe
-----------
Mining") converted a $100,000 working capital line of credit into a three-year fully amortizing term loan. In addition, Santa Fe Mining entered into a financing commitment for a three year fully amortizing Note at 11 1/2% per annum for approximately $100,000 to finance the acquisition of slot equipment. The Company owns a 50% equity interest in Santa Fe Mining, a restaurant/tavern operation in Northwest Las Vegas. The Company and its partner have guaranteed the above obligations.

11. Supplemental Statement of Subsidiary Information -
     For The Nine Months Ended June 30, 1997 and 1996


    The Company's primary operations are in the hotel/casino industry and in fiscal years 1997 and 1996 are conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations before eliminating entries. In addition to the financial information for the nine months ended June 30, 1997 and 1996, as set forth in the table below (dollars in thousands), see notes 2, 5 and 7 for additional discussion of subsidiary operations.

                                Year        PHI         SFHI            Other       Eliminations     TOTAL
                             ---------   ---------   ---------        ---------     -----------     ---------
Operating revenues             1997      $ 31,688      $47,334         $ 2,524       ($1,140)       $ 80,406
                                         ========      =======         =======       =======        ========


                               1996      $ 34,543      $47,101         $45,632       ($3,419)       $123,857
                                         ========      =======         =======       =======        ========



Operating income               1997      $  1,302      $ 4,877         $   834       ($  714)       $  6,299
                                         ========      =======         =======       =======        ========


                               1996      $  2,488      $ 3,323         $41,065       ($1,916)       $ 44,960
                                         ========      =======         =======       =======        ========



Interest expense               1997      $  6,046      $ 9,911         $ 1,706       ($  714)       $ 16,949
                                         ========      =======         =======       =======        ========


                               1996      $  7,295      $10,231         $ 1,861       ($  671)       $ 18,716
                                         ========      =======         =======       =======        ========



Depreciation and amortization  1997      $  4,186      $ 3,918         $   138                      $  8,242
                                         ========      =======         =======       =======        ========


                               1996      $  4,518      $ 6,254         $    96                      $ 10,868
                                         ========      =======         =======       =======        ========



Capital expenditures           1997      $    726      $ 1,266         $   193                      $  2,185
                                         ========      =======         =======       =======        ========


                               1996      $  1,025      $ 3,079         $   266                      $  4,370
                                         ========      =======         =======       =======        ========



Identifiable assets            1997      $111,012      $77,326        $ 28,075       ($1,245)       $215,168
                                         ========      =======        ========       =======        ========


                               1996      $117,737      $84,320        $ 36,475       ($1,245)       $237,287
                                         ========      =======        ========       =======        ========

12. Supplemental Statement of Subsidiary Information
    For The Three Months Ended June 30, 1997 and 1996


     The Company's primary operations are in the hotel/casino industry and in fiscal years 1997 and 1996 are conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations before eliminating entries. In addition to the financial information for the three months ended June 30, 1997 and 1996, as set forth in the table below (dollars in thousands), see notes 2, 5 and 7 for additional discussion of subsidiary operations.


                                      Year           PHI          SFHI       Other     Eliminations       TOTAL
                                     ------        -------       -------     ------    ------------      -------
Operating revenues                    1997         $10,582       $16,767       $663           ($496)     $27,516
                                                   =======       =======     ======    ============      =======
                                      1996         $11,107       $15,597     $1,314         ($2,068)     $25,950
                                                   =======       =======     ======    ============      =======

Operating income                      1997            $360        $2,701        $95           ($413)      $2,743
                                                   =======       =======     ======    ============      =======
                                      1996            $365          $913      ($162)        ($1,486)       ($370)
                                                   =======       =======     ======    ============      =======

Interest expense                      1997          $2,039        $3,465       $494           ($413)      $5,585
                                                   =======       =======     ======    ============      =======
                                      1996          $2,076        $3,322       $609           ($241)      $5,766
                                                   =======       =======     ======    ============      =======

Depreciation and amortization         1997          $1,394        $1,316        $44                       $2,754
                                                   =======       =======     ======    ============      =======
                                      1996          $1,507        $1,994        $32                       $3,533
                                                   =======       =======     ======    ============      =======

Capital expenditures                  1997            $271          $754        $66                       $1,091
                                                   =======       =======     ======    ============      =======
                                      1996            $197          $750         $0                         $947
                                                   =======       =======     ======    ============      =======

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Santa Fe Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Santa Fe Gaming Corporation ( formerly Sahara Gaming Corporation) and subsidiaries (the "Company") as of June 30, 1997, the related consolidated condensed statements of operations for three-month and nine-month periods ended June 30, 1997 and 1996, stockholders' equity for the nine-month period ended June 30, 1997 and of cash flows for the nine-month periods ended June 30, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Santa Fe Gaming Corporation and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and of cash flows for the year then ended (not presented herein); and in our report dated December 16, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 11, 1997

                          SANTA FE GAMING CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Nine Months Ended June 30, 1997 and 1996
----------------------------------------------------------------


CONSOLIDATED

Consolidated revenues for the nine month period ended June 30, 1997 were $80.4 million, a $2.7 million or 3.2% decrease from $83.1 million for the same period in fiscal 1996, excluding a $40.8 million gain on the sale of assets in the prior year period. Revenues decreased by $2.9 million at the Pioneer Hotel and Gambling Hall (the "Pioneer") and increased by $1.4 million at the Santa Fe Hotel and Casino (the "Santa Fe"), excluding a $1.2 million intercompany gain in the sale of land included in the prior year period. Revenues associated with operations sold, primarily a recreational vehicle park, during prior periods accounted for a $1.3 million decrease in revenues.

Consolidated operating income for the nine month period ended June 30, 1997 was $6.3 million, a $2.1 million or 49.8% increase from $4.2 million for the same period in fiscal 1996, excluding the $40.8 million gain on sale of assets. Operating income increased by $2.8 million at the Santa Fe, excluding the intercompany gain included in the prior year period, and decreased by $1.2 million at the Pioneer.

Consolidated interest expense for the nine month period ended June 30, 1997 was $16.9 million, a $1.8 million decrease compared to $18.7 million for the same period in fiscal 1996. Interest expense decreased by $300,000 at the Santa Fe and $1.2 million at the Pioneer in the 1997 period due to the retirement in January 1996 of approximately $5.6 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") issued by Santa Fe Hotel Inc. ("SFHI") and the retirement in January and March 1996 of approximately $22.8 million principal amount of 13 1/2% First Mortgage Notes due 1998 issued by Pioneer Finance Corp. ("13 1/2% Notes").

Consolidated loss before income taxes and extraordinary item for the nine month period ended June 30, 1997 was $10.7 million, a $3.9 million decrease compared to a loss of $14.5 million in the same period in the prior year, excluding the $40.8 million gain on sale of assets. Loss before income taxes and extraordinary item at the Santa Fe decreased by $3.1 million in the nine months ended June 30, 1997 compared to the prior year period, excluding the intercompany gain included in the prior year period, and was unchanged at the Pioneer.

SANTA FE

Revenues at the Santa Fe increased 3.2%, or $1.4 million, in the nine months ended June 30, 1997 to $47.3 million as compared to $45.9 million in the same period in the prior year, excluding a $1.2 million intercompany gain on the sale of land included in the prior year period. Casino revenues increased 5.5%, or $1.9 million, to $36.6 million from $34.7 million, comprised of an increase in slot revenue of 8.4%, or $2.4 million, offset by decreases in table and other gaming revenues of $500,000. Food and beverage revenues decreased 9.1%,or $500,000, to $5.4 million from $5.9 million. The revenue increase for the nine month period reflects the net effect of an increase in the current quarter of $2.4 million offset by a decrease of approximately $800,000 during the first six months of the current period. (See discussions of the most recent three month period below). Since April 1996, revenues have been impacted due to construction of an interchange north of the Santa Fe (at US 95 and Rancho). The Nevada Department of Transportation has advised the Company that construction on the interchange is expected to be completed before the end of fiscal 1997; however, the Company has been advised that construction of an overpass at Lone Mountain Road is scheduled to commence thereafter.

Operating expenses decreased by 3.0%, or $1.3 million. Casino expenses increased by $1.0 million, or 6.0%, primarily due to increased promotional costs incurred to directly market to members of the slot club to compete with other hotel-casinos in the area. This was offset by a decrease of $1.0 million, or 14.4%, in selling, general and administrative expenses as a result of more direct casino marketing resulting in decreased general advertising and marketing costs. Food and beverage expenses had volume and cost control related decreases of 10.7%, or $800,000, over the prior year period. Utilities and property expenses increased 55.8%, or $2.1 million, attributable to an increase in rent expense due to operating lease transactions completed in fiscal 1996 with respect to gaming equipment. Decreases in depreciation and amortization of 37.4%, or $2.3 million, were due to the sale of slot equipment in the prior fiscal year. Accordingly, operating income increased $2.8 million, or 134.7%, to $4.9 million in 1997 from $2.1 million in 1996, excluding the intercompany gain included in the prior year period.

Interest expense decreased $300,000, or 3.1% to $9.9 million in 1997 compared to $10.2 million in 1996, primarily due to the repurchase and retirement of $5.6 million principal amount of 11% Notes acquired in January 1996.

Santa Fe is negotiating with the Teamsters, Operating Engineers, Culinary and Bartenders unions ("Unions") with respect to a collective bargaining agreement covering certain employees at the Santa Fe. If negotiations result in an agreement between SFHI and the Unions, operating expenses may increase. In the event negotiations fail to result in an agreement; the Unions may call a strike, which would result in operating revenues being adversely affected. In either event, there could be a material adverse effect on the results of operations and financial condition of Santa Fe and the Company.

PIONEER

Revenues at the Pioneer decreased 8.3%, or $2.9 million, to $31.7 million as compared to $34.5 million in the prior year. Casino revenues were $27.0 million in 1997, representing a decrease of 10.6%, or $3.2 million, from $30.2 million when compared to the 1996 period, comprised primarily of decreases of 10.6%, or $2.8 million, in slot revenue, and $200,000 or 6.7%, in table games revenues. Food and beverage revenues increased 7.6%, or $200,000, to $2.7 million from $2.5 million. The decrease in the fiscal 1997 period is believed to be primarily due to the continued competitive gaming market environment in and around Laughlin, including Indian gaming facilities operating in Arizona and Southern California.

Operating expenses decreased $1.7 million, or 5.2%, to $30.4 million. Casino expenses experienced volume-related decreases of 9.3%, or $1.4 million.
Selling, general and administrative expenses increased 7.7%, or $300,000, primarily as a result of increased advertising and promotional costs.
Utilities and property expenses decreased 7.7%, or $300,000, primarily due to a decrease in payroll expenses. Decreases in depreciation and amortization expenses of 7.3%, or $300,000, were related to the sale of certain equipment during the prior year period. Accordingly, operating income decreased by 47.7%, or $1.2 million, to $1.3 million in fiscal 1997 from $2.5 million in fiscal 1996.

Interest expense decreased $1.2 million, or 17.1%, to $6.0 million in 1997 compared to $7.3 million in 1996, primarily due to the repurchase and retirement of $22.8 million principal amount of 13 1/2% Notes in January and March 1996.

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

CONSOLIDATED

Consolidated revenues for the three month period ended June 30, 1997 were $27.5 million, a $1.5 million, or 6.0%, increase from $26.0 million for the same period in fiscal 1996. Revenues increased by $2.4 million at the Santa Fe, excluding a $1.2 million intercompany gain on the sale of land included in the prior year period, and decreased by $500,000 at the Pioneer.

Consolidated operating income for the three month period ended June 30, 1997 was $2.7 million, a $3.1 million increase from a $400,000 loss for the same period in fiscal 1996. Operating income increased by $3.0 million at the Santa Fe, excluding the intercompany gain included in the prior year period, and was unchanged at the Pioneer.

Consolidated interest expense for the three month period ended June 30, 1997 was $5.6 million, a $200,000, or 3.1%, decrease compared to $5.8 million for the same period in fiscal 1996. Interest expense decreased by $100,000 at the Santa Fe in the 1997 period.

Consolidated loss before income taxes and extraordinary item for the three month period ended June 30, 1997 was $2.8 million, a $3.3 million decrease compared to $6.1 million in the same period in the prior year. Net loss before income taxes and extraordinary item at the Santa Fe decreased by $2.9 million in the quarter ended June 30, 1997 compared to the prior year period, excluding the intercompany gain included in the prior year period, and was unchanged at the Pioneer.

SANTA FE

Revenues at the Santa Fe increased 16.8%, or $2.4 million, in the three months ended June 30, 1997 to $16.8 million as compared to $14.4 million in the same period in the prior year, excluding a $1.2 million intercompany gain on the sale of land, included in the prior year period. Casino revenues increased 23.2%, or $2.5 million, to $13.4 million from $10.8 million, comprised of increases in slot revenue of 24.8%, or $2.3 million. Management believes that slot revenues during the current period increased in part, from the installation of new games, and a new advertising campaign. Since April 1996, revenues, have been impacted due to the construction of an interchange north of the Santa Fe (at US 95 and Rancho). The Nevada Department of Transportation has advised the Company that construction on the interchange is expected to be completed before the end of fiscal 1997; however, the Company has been advised that construction of an overpass at Lone Mountain Road is scheduled to commence thereafter.

Operating expenses decreased by 4.2%, or $600,000. Casino expenses increased by $400,000, or 7.2%, primarily due to increased promotional costs incurred by the slot club to compete with other hotel-casinos in the area. This was partially offset by a decrease of $200,000, or 11.7%, in selling, general and administrative expenses as a result of more direct casino marketing resulting in decreased general advertising and marketing costs. Food and beverage expenses decreased 20.6%, or $600,000, over the prior year period, related to both decrease in volume and improved control of cost-of-sales. Utilities and property expenses increased 38.5%, or $500,000, attributable to an increase in rent expense due to sale leaseback transactions completed in fiscal 1996 with respect to gaming equipment. Decreases in depreciation and amortization of 34.0%, or $700,000, were due to the sale of slot equipment in the prior fiscal year. Accordingly, operating income increased $3.0 million to $2.7 million in 1997 from a loss of $300,000 in 1996, excluding the intercompany gain included in the prior year period. Results for the third quarter are not necessarily indicative of the results to be expected in the future.

PIONEER

Revenues at the Pioneer decreased 4.7%, or $500,000, in the three month period ended June 30, 1997 to $10.6 million as compared to $11.1 million in the same period in the prior year. Casino revenues were $8.9 million in 1997, representing a decrease of 6.3%, or $600,000, comprised primarily of a 7.9%, or $600,000, decrease in slot revenue. The decrease is believed to be primarily due to the continued competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California.

Operating expenses decreased $500,000, or 4.8%, to $10.2 million. Casino expenses experienced volume-related decreases of 9.3%, or $500,000. Selling, general and administrative expenses increased 10.7%, or $100,000, primarily as a result of increased advertising and promotional costs. A decrease in depreciation and amortization expense of 7.5%, or $100,000, was related to the sale of gaming equipment during the prior year period. Accordingly, operating income of $400,000 was unchanged in fiscal 1997 from fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

As of June 30, 1997, the Company held cash and short-term investments of $10.2 million compared to $17.5 million at September 30, 1996. The Company's cash used for operations was $10.7 million for the nine months ended June 30, 1997 as compared to $10.3 million for similar period in the prior year. Cash generated from investing activities was $1.6 million and $127.8 million, during the nine month periods ended June 1997 and 1996, respectively. The 1996 period included cash of approximately $128.5 million from the sale of the Sahara Hotel. Cash provided from financing activities was $1.8 million in the nine month period compared to cash used in financing activities of $143.6 million during the same period in 1997 compared to 1996. In 1996, the Company utilized proceeds from the sale of the Sahara Hotel and from the issuance of the private placement of 12% Notes due 1999 (the "12% Notes") to retire $163.6 million of indebtedness.

The Company's earnings before interest, taxes, depreciation, amortization and rents ("EBITDAR") were $6.5 million and $17.5 million for the three and nine months ended June 30, 1997, respectively. The Company's EBITDAR in 1996 excluding the $40.8 million gain on the sale of assets was $3.6 million and $15.9 million for the comparable three and nine month periods. EBITDAR for the 1997 three and nine month periods represents .99 and .88 times rent and interest expense, respectively, compared to approximately .58 and .81 times rent and interest expense, respectively, in the prior year three and nine month periods. In the fiscal 1997 nine month period, the Company reported approximately $2.9 million in rent expense compared to approximately $900,000 in the fiscal 1996 period. EBITDAR is presented to enhance the understanding of the financial performance of the Company and its ability to service its indebtedness, but should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. Management believes EBITDAR gives a better representation of operating cash flow as a result of operating leases included in the Company's capital structure.

Prior to fiscal 1996, the Company generally generated sufficient cash from operations to finance operations, meet existing debt service obligations, complete capital improvements, maintain existing facilities, and provide working capital. However, beginning in fiscal year 1996, the Company expended the balance of its restricted working capital and has, since then, sold assets and entered into financing arrangements to generate working capital necessary to satisfy its cash requirements. Debt agreements restrict the distribution of cash from certain of the Company's subsidiaries to the Company. Cash flow from the Santa Fe and Pioneer and Sahara Las Vegas Corp., ("SLVC") are not currently, and are not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness of such subsidiaries. Therefore, the Company and its subsidiaries other than SLVC, Pioneer Hotel Inc. ("PHI") and SFHI, (collectively "Corporate") must rely on existing cash and available resources including assets that may be sold, to provide liquidity to fund Corporate cash requirements. See more detailed discussion of Liquidity for SLVC, PHI, SFHI and Corporate, below.

Debt Obligations  - The Company has approximately $12.4 million in current
----------------
maturities of long term debt due to third parties during the twelve-month period ending June 30, 1998, comprised primarily of a $5.5 million principal amount of 10 1/4% Subordinated Debenture due June 1998 (the "10 1/4% Debentures"), $5.0 million pursuant to a first mortgage note secured by the 39 acre parcel of land located in Henderson, Nevada maturing in May 1998 (the "12 1/4% Note"), and principal amortization payments under notes payable and capital leases. Under the amended agreement relating to the 12% Notes, the Company has the right to borrow an additional $5 million, the proceeds of which may be used, among other things, to refinance the 12 1/4% Notes. The scheduled maturities applicable to third party debt at SFHI and PHI during the twelve month period ending June 30, 1998 are $700,000 and $100,000, respectively.

The Company had $162.2 million in long-term debt, net of current maturities and debt discount, as of June 30, 1997. Approximately $64.8 million of long-term debt (excluding capital leases) matures in December 1998, comprised primarily of $60.0 million of principal amount of 13 1/2% Notes and a $4.8 million balloon payment due on the note payable to Sierra Construction Corp. ("Sierra Construction") due December 1998.

Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy long-term debt obligations as they become due, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and would likely require the approval of the Nevada Gaming Authorities for such financings or asset sales.

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

LIQUIDITY - CORPORATE - Approximately $4.0 million of the Company's current
---------------------
assets at June 30, 1997, including approximately $800,000 of cash and short-term investments, was held by Corporate. In August 1997, Corporate received an approximate $900,000 distribution from the proceeds of the issuance of an additional $15 million of 12% Notes. (See Liquidity - SLVC below)

Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate's principal uses of cash are for debt service, administrative and professional expenses of the parent company, and costs associated with the evaluation and development of proposed projects. Corporate debt service includes payment obligations on $5.5 million principal amount of the 10 1/4% Debentures, a $5.5 million note payable to Sierra Construction due December 1998 and a $1.6 million loan on a 22 acre parcel of land due December 1999. See "Debt Obligations" above.

Additional potential uses of cash by Corporate include the payment of a guaranteed tenant loan if the Company terminates the lease to which the parcel on Las Vegas Boulevard South is subject (which loan had an outstanding balance of $5.5 million as of June 30, 1997) and the payment of $750,000 to the recreational vehicle park operator to which the Company transferred its rights and obligations relating to the Camperland recreational vehicle group contracts if the operator chooses to relocate the Camperland membership to a mutually acceptable new location. Furthermore, in the event that cash at SFHI or PHI is insufficient to meet liquidity requirements, Corporate may make contributions or, to the extent permitted by financing arrangements loans to either SFHI or PHI to prevent an event of default under debt instruments to which SFHI or PHI is a party.

Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock to junior subordinate notes in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. In the event not declared, dividends will accrue on the preferred stock. The Company accrued the semi-annual preferred stock dividend due in March 1997. To the extent the

Company accrues four consecutive semi-annual preferred stock dividends, the preferred stockholders will have the right to appoint two members to the Board of Directors at the next annual meeting of shareholders. In March 1999, the dividend rate increases to 11.0% from 8.0% and increases by 50 basis points each semi-annual period thereafter, up to a maximum of 16%.

Management believes that Corporate has sufficient working capital and available resources to meet its operating requirements through the twelve month period ending June 30, 1998, excluding the maturity of $5.5 million principle amount of 10 1/4% Subdebentures in June 1998. Management is exploring alternatives to satisfy the outstanding indebtedness on the 10 1/4% Subdebentures.
See "Debt Obligations" above.

LIQUIDITY - SFHI - At June 30, 1997, approximately  $9.2 million of the
----------------
Company's current assets, including approximately $6.1 million of cash and short term investments, was held by SFHI.

Results from operations at the Santa Fe for the three and nine months ended June 30, 1997 generated EBITDAR of $4.8 million and $11.0 million, approximately 1.13 and .91 times rent and interest expense, respectively, during the same period compared to $1.9 million and $8.6 million, excluding a $1.2 million intercompany gain on sale of land, of EBITDAR in 1996, or approximately .54 and .82 times rent and interest expense, respectively. In the fiscal 1997 nine month period, the Santa Fe reported approximately $2.2 million in rent expense compared to $300,000 in the fiscal 1996 period. Management believes that Santa Fe's EBITDAR in future periods may continue to be adversely impacted as a result of increased competition in its market area and restricted access to the property due to road construction. The Nevada Department of Transportation has advised the Company that construction on the interchange is expected to be completed before the end of 1997; however, the Company has also been advised that construction of an overpass at Lone Mountain Road is scheduled to commence thereafter.

SFHI's principal uses of cash from operations are for lease payments, interest payments on indebtedness and capital expenditures to maintain the facility. Santa Fe's operating expenses in fiscal 1997 include increased lease expenses associated with lease transactions completed in fiscal 1996. Interest expense in fiscal 1997 attributable to the 11% Notes decreased when compared to fiscal 1996 as a result of the repurchase and cancellation of $5.6 million principal amount of 11% Notes in January 1996. Capital expenditures to maintain the facility in fiscal 1997 are expected to be less than in fiscal 1996 and 1995 in which expansion projects were completed.

Management believes that, based on operations for the nine month period ended June 30, 1997, SFHI will have sufficient cash resources to meet its operating expense requirements through the twelve month period ending June 30, 1998, although no assurance can be given to that effect. Results for the third quarter ended June 30, 1997 improved compared to the same quarter in the prior year and to the first two quarters in fiscal 1997. However, results for the 1997 third quarter are not necessarily indicative of results for the entire fiscal year. If operating results do not improve in the future compared to the nine months ended June 30, 1997, management believes SFHI may not have sufficient cash from operations to meet its debt service requirements through June 30, 1998. SFHI is exploring alternatives to improve liquidity, including, but not limited to, operating lease amendments, possible reductions of indebtedness and possible refinancings or modification of the 11% Notes. To the extent that SFHI is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make loans under the intercompany revolving loan note (the "Revolving Note") with a maximum principal amount of $5 million, or make capital contributions or make advances to SFHI. See "Liquidity-Corporate."

LIQUIDITY - PHI - At June 30, 1997, approximately $5.1 million of the Company's
---------------
current assets, including approximately $3.3 million of cash and short term investments, was held by PHI At that date, PHI also held, through a wholly-owned subsidiary, a 39 acre parcel of real property in Henderson, Nevada ("Pioneer Subsidiary"). As of June 30, 1997, the Pioneer subsidiary held $600,000 of the cash and short-term investments held by the Pioneer.

Results from operations at the Pioneer for the three and nine months ended June 30, 1997, generated EBITDAR of $2.0 million and $6.2 million, approximately .88 and .92 times rent and interest expense respectively, during the same period, compared with $2.0 million and $7.6 million of EBITDAR in fiscal 1996 or approximately .91 and .96 times, rent and interest expense, respectively. In the fiscal 1997 nine month period, the Pioneer reported approximately $700,000 in rent expense compared to $600,000 in the fiscal 1996 period. Results for the third quarter are not necessarily indicative of the results to be expected in the future.


PHI's principal uses of cash are for lease payments, interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense attributable to the 13 1/2% Notes decreased to $8.1 million in fiscal 1997 as a result of the retirement of $22.8 million principal amount of 13 1/2% Notes in January and March 1996. (See Results of Operations - Pioneer). Interest expense in the future periods will include debt service on the 12 1/4% Notes in the principal amount of $5 million at the Pioneer subsidiary. Capital expenditures to maintain the facility in fiscal 1997 are expected to be approximately that expended during fiscal 1996.

Management believes that, based on operations for the three and nine month periods ended June 30, 1997, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending June 30, 1998, although no assurance can be given to that effect. If operating results do not improve in the future compared to the nine months and quarter ended June 30, 1997, management believes PHI may not have sufficient cash from operations to meet its debt service requirements.

However, PHI, through the Pioneer subsidiary, owns a 39 acre property which management believes may be sold to the extent necessary to generate liquidity to meet debt service requirements. PHI is exploring alternatives to improve liquidity, including, but not limited to, the possible sale of assets, a possible reduction of indebtedness or retiring of the 13 1/2% Notes. To the extent that PHI is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or, to the extent permitted by financing arrangements, advances to PHI See "Liquidity-Corporate".

LIQUIDITY - SLVC - At June 30, 1997, approximately $70,000 of the Company's
----------------
current assets, including approximately $50,000 of cash and short-term investments, was held by SLVC. In 1997, SLVC amended and restated the agreement relating to the 12% Notes, pursuant to which SLVC borrowed an additional $15 million, and has the right to borrow an additional $5 million. The proceeds from the additional $15 million of 12% Notes were used as follows: (i) $2 million was deposited in a cash collateral account restricted in use for future principal and interest payments on the 12% Notes, (ii) $1 million was distributed to the Company and is restricted to certain uses, including debt service obligations of the Company and its subsidiaries, and (iii) $12 million is available to be used for certain expenses and to purchase 11% Notes, which are and will be held as collateral for the 12% Notes. If all $12 million is not used SLVC will be required to redeem a principal amount of 12% Notes equal to the amount of such proceeds not so used. As of August 13, 1997, $500,000 remains available for such purposes. The additional $5 million that may be borrowed may be used, among other things, to refinance the 12 1/4% Notes.

SLVC owns a 27 acre parcel of real estate on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement, after payment of property costs. SLVC receives interest income on $33.1 million principal amount of 11% Notes which are held as collateral for the 12% Notes. SLVC's principal uses of cash on hand, cash generated under the lease agreement, and interest income on the 11% Notes is to satisfy principal and interest obligations on the 12% Notes.

Additional potential uses of cash by SLVC include the redemption of $7.0 million principal amount of 12% Notes or alternatively the redemption of $7.0 million principal amount of 11% Notes, in the event cash flow, before a maximum $2.4 million in lease obligations at the Santa Fe, is less than $13.5 million for any four quarter period commencing with the four quarter period ending December 31, 1997.

Management believes that SLVC has available resources, consisting primarily of restricted working capital, to meet operating and debt service requirements through the twelve months ending June 30, 1998, although no assurance can be given to that effect.

Related Parties   From 1991 through 1993 LICO, a company wholly-owned by Mr.
---------------
Lowden, Chairman of the Board, Chief Executive Officer and 52% stockholder of the Company, borrowed an aggregate of $476,000 from a subsidiary of the Company, pursuant to an unsecured demand loan which bears interest at 2% over the prime rate. The outstanding balance of the loan including accrued interest was $674,000 as of June 30, 1997. In January 1997, the Company and Mr. Lowden agreed that the Company may offset amounts due Mr. Lowden, under certain compensation arrangements, against the outstanding balance of the loan beginning in 1998.

In November 1993, Mr. Lowden and Bank of America ("the Bank") entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. At June 30, 1997, the principal balance of the loan was approximately $927,000. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. Based on the recent trading price of the Company's common stock, the market value of the Pledge Shares is less than 3 times the outstanding loan balance. The Bank has requested Mr. Lowden to either reduce the outstanding loan balance or to provide additional collateral. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.

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

                          SANTA FE GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

HYLAND V. GRIFFIN INVESTIGATIONS ET AL.

     Pursuant to an order of the United States District Court in New Jersey, the lawsuit was dismissed as against Santa Fe Gaming Corporation and virtually all other defendants.

TREASURE BAY - SECURITIES LITIGATION

     The United States District Court in Nevada dismissed the Francis L. Miller lawsuit as originally filed in Mississippi Circuit Court. The Court permitted Mr. Miller to file the claims that he asserted in the dismissed action as counterclaims to the lawsuit filed by the Company against Mr. Miller et al. on December 12, 1994 in the United States District Court, District of Nevada. The effect of this court initiated action was to combine the two lawsuits.

Item 2 - Changes in Securities

                 None

Item 3 - Defaults Upon Senior Securities

                 None

Item 4 - Submission of Matters to a vote of Security Holders

                 None

Item 5 - Other Information

The Company, PHI, and SFHI, (Collectively, the "Santa Fe Group"), are subject to extensive state and local regulations by the Nevada Gaming Commission, Nevada Gaming Control Board and in the case of Pioneer Hotel, Inc., and Santa Fe Hotel, Inc., the Clark County Liquor & Gaming Licensing Board and the City of Las Vegas, respectively, (collectively the "Nevada Gaming Authorities"). Management believes the Santa Fe Group is in compliance with regulations promulgated by the Nevada Gaming Authorities.

In June 1997, the Nevada legislature adopted Senate Bill 208 ("SB 208") which is intended to impose stricter requirements with respect to developing resort hotels within Clark County, Nevada, before gaming licenses can be granted.
Under SB 208, the stricter requirements will not be applicable to the Company's proposed development of the Henderson, Nevada project provided (i) the project has received all approvals for land use for the proposed project from the local governing body on or before December 31, 1998, and such approvals remain unexpired on that date, and (ii) the Nevada Gaming Commission approves a nonrestricted gaming license for the project on or before December 31, 2002.

Item 6 - Exhibits and Reports on Form 8-K

          A.   Exhibits:

               10.84 Sahara Las Vegas Corp Tranche A Note due December 15, 1999, dated July 31, 1997

               10.85     Casino Properties Guaranty dated July 29, 1997

               10.86     Sahara Resorts Guaranty dated July 29, 1997

               10.87     Hacienda Hawaiian Guaranty dated July 29, 1997

               10.88 First Amendment to Company Security Agreement dated July 29, 1997

               10.89     Sahara Resorts Pledge Agreement dated July 29, 1997

               10.90     Company Pledge Agreement dated July 29, 1997

               10.91     Casino Properties Pledge Agreement dated July 29, 1997

               10.92     Hacienda Hawaiian Pledge Agreement dated July 29, 1997

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

                         SANTA FE GAMING CORPORATION, Registrant


                         By: /s/ Thomas K. Land
                            -------------------------------------------------
                                 Thomas K. Land, Chief Financial Officer

Dated: August 14, 1997