Form 10-K405
period 1997-09-30
SANTA FE GAMING CORP
filed 1997-12-24
CIK 812482

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
 ----- Act of 1934 for the fiscal year ended September 30, 1997 or

       Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

                        Commission File Number:  1-9481



                          SANTA FE GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


            Nevada                                               88-0304348
----------------------------------                         ---------------------
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                          Identification No.)


 4949 N. Rancho Dr., Las Vegas, Nevada                            89130
--------------------------------------------------------------------------------
(Address of principal Executive Office)                         (Zip Code)

Registrant's telephone number, including area code:  (702) 658-4300

          Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each Exchange
Title of each class:                               on which registered:
-------------------                               ---------------------
Common Stock, par value $.01 per share            American Stock Exchange
Exchangeable Redeemable Preferred Stock           American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes    X       No
                                               ------        -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
                             ---

       The number of shares of common stock outstanding as of December 19, 1997, was 6,195,356. The market value of the common stock held by nonaffiliates of the Registrant as of December 19, 1997, was approximately $1,887,159. The market value was computed by reference to the closing sales price of $.6875 per share of common stock on the American Stock Exchange as of December 19, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III hereof incorporates by reference portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 19, 1998 (to be filed with the Securities and Exchange Commission within 120 days after September 30,
1997).

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                   ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                         YEAR ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----

Item 1.    Business......................................................   3
              General....................................................   3
              Hotel and Casino Operations................................   3
              Development Opportunities..................................   6
              Nevada Regulations and Licensing...........................   7
Item 2.    Properties....................................................  12
Item 3.    Legal Proceedings.............................................  13
Item 4.    Submission of Matters to a Vote of Security Holders...........  15

                                    PART II

Item 5.    Market for the Registrants Common Stock and Related
              Security Holder Matters....................................  15
Item 6.    Selected Financial Data.......................................  16
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  16
Item 8.    Financial Statements and Supplementary Data...................  30
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................  62


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............  62
Item 11.   Executive Compensation........................................  62
Item 12.   Security Ownership of Certain Beneficial Owners
              and Management.............................................  62
Item 13.   Certain Relationships and Related Transactions................  62


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................  62

                                     PART I

Item 1.  Business
         --------

                                    General

    Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are currently conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and Pioneer Inc. owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. In addition, the Company, through an indirect wholly owned subsidiary, owns real estate parcels on Las Vegas Boulevard and in Henderson, Nevada, for future development opportunities. The Company through its wholly owned subsidiaries, Hacienda Hotel Inc., ("HHI") and Sahara Nevada Corp., ("SNC"), owned and operated the Hacienda Resort Hotel and Casino (the "Hacienda") and the Sahara Hotel and Casino (the "Sahara"), but sold substantially all of the assets related to those hotel-casinos in August 1995 and October 1995, respectively.

    The principal executive office of the Company is located at 4949 N. Rancho Dr., Las Vegas, Nevada 89130 and the telephone number is (702) 658-4300.

                          Hotel and Casino Operations

    The Company's primary business operations are in the gaming industry and are conducted at the Santa Fe property in Las Vegas, Nevada and the Pioneer property in Laughlin, Nevada.

Description of the Hotel-Casinos

    The Santa Fe is located on a 40-acre site in the northwest part of Las Vegas, approximately nine miles from the north end of the Las Vegas Strip. The targeted customers are residents of northwest Las Vegas and, to a lesser extent, residents of the entire Las Vegas Valley.

    The Santa Fe features 200 standard hotel rooms, an 85,000 square foot casino, an ice skating arena, a 60-lane bowling center, three themed restaurants, a dedicated bingo room, a race book and other public areas. Additionally, the Santa Fe includes a coffee shop, buffet, five full service bars and a lounge area that features live entertainment.

    The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6 1/2 acres of the 12 acres are subject to a 99-year ground lease which, by its terms, is scheduled to terminate in December 2078. One of the three motel buildings together with a portion of both the Pioneer's casino building and a second motel building are located on land subject to the ground lease. The leased land lies between and separates the two parcels of land that are held in fee.

    The Pioneer hotel-casino complex was built in 1982 in a classical western architectural style. The Pioneer is comprised of four buildings. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. An aggregate of 417 motel rooms are housed in the three remaining buildings. The complex amenities include a special events area, a coffee shop/buffet, two bars, a snack bar and a gift shop. A partial second floor in the main building houses a gourmet restaurant, administrative offices and banquet rooms.

Revenues

    The primary source of revenues to the Company's hotel-casinos is gaming, which represented 79.3%, 78.6% and 61.4% in 1997, 1996 and 1995, respectively, of total revenues, excluding gain on sale of assets, in the respective fiscal years. The following table sets forth information regarding the approximate number of licensed games and gaming devices of the Santa Fe and the Pioneer as of September 30, 1997:

                    Santa Fe     Pioneer      Total
                    --------     -------      -----
Slot Machines          1,774         911      2,685
Blackjack ("21")          18          13         31
Craps                      2           2          4
Roulette                   2           1          3
Poker and Pan              5           -          5
Race/Sports Book           1           -          1
Keno                       1           1          2
Bingo                      1           -          1
Other                      4           1          5

    The Santa Fe's target market is primarily the residents of northwest Las Vegas, visitors to the local area, local businesses, and hockey and bowling leagues. The Santa Fe emphasizes its convenient location, the southwestern theme and its broad range of amenities, including a 60 lane bowling center and an ice skating arena. The occupancy rate at the Santa Fe for the last three fiscal years was 84.6% in fiscal 1997, 93.0% in fiscal 1996, and 96.0% in fiscal 1995.

    The Santa Fe has an automated player tracking system, the "Desert Fortune Player Club", which was established to encourage repeat business from frequent and active slot and bingo customers. The Desert Fortune Player Club offers members points for slot machine and bingo play, which can be redeemed for cash as well as food, beverage, and rooms at the Santa Fe. The automated player tracking system used for the Desert Fortune Player Club is designed to allow the Santa Fe to more precisely track play, more efficiently reward frequent players, and to enhance management's ability to better market directly to different segments of the Santa Fe customer base.

    The Pioneer has two predominant market segments. A majority of Pioneer players come from the local area around Laughlin. The Pioneer also attracts a drive-in market of gamblers from Southern California and Arizona. The Pioneer's focus is on a direct marketing strategy emphasizing the property's unique atmosphere and attractive prices. The Pioneer has experienced a decrease in occupied room nights in each of the last three fiscal years with an occupancy rate of 79.6%, 84.8%, and 86.3% respectively, in fiscal years 1997, 1996, and 1995.

    The Pioneer has an automated slot player tracking system. The "Round-Up Club" at the Pioneer was established to encourage repeat business from frequent and active slot customers. The Round-Up Club offers members points for slot machine play that can be redeemed for cash, as well as gifts, rooms, and food and beverages at the Pioneer.

Management and Personnel

    At September 30, 1997, the Company employed 26 administrative personnel, and the Santa Fe and the Pioneer employed 1,154, and 761 persons, respectively.

    SFHI is negotiating with the Teamsters, Operating Engineers, Culinary and Bartenders unions ("Unions") with respect to a collective bargaining agreement covering certain employees at the Santa Fe. If negotiations result in an agreement between SFHI and the Unions, operating expenses may increase. In the event negotiations fail to result in an agreement, the Unions may call a strike, which would result in operating revenues being adversely affected. In either event, there could be a material adverse effect on the results of operations and financial condition of the Santa Fe and the Company.

    Both the Santa Fe and the Pioneer continue to be the target of a union boycott in which the unions ask that the public not patronize the properties. Management is unable to determine the impact, if any, of the union boycott.

Competition

    In Las Vegas, Nevada, hotels and gambling casinos compete primarily in three areas: on or near the Las Vegas Strip; within downtown Las Vegas, and in the locals market. The Strip and downtown properties have a predominant target market of out of town visitors, while local properties generally target residents of the Las Vegas Valley. The Santa Fe targets and competes for the residents of northwest Las Vegas, a growing residential community, and, to a lesser extent, the residents of the entire Las Vegas Valley, emphasizing its convenient location, the southwestern theme and its broad range of amenities. There has been significant growth in the number of facilities throughout the Las Vegas Valley catering to the local population, including several facilities within five miles of the Santa Fe in North Las Vegas, resulting in increased competition among the locals facilities.

     Laughlin, Nevada, located approximately 90 miles south of Las Vegas, has ten hotel/casinos. The gaming win in Laughlin from October 1996 through September 1997 decreased approximately 3.6% compared with a 3.9% decrease from October 1995 through September 1996, according to the Nevada Gaming Control Board. Management believes that the decreases are attributable primarily to the development of legalized casinos on reservations in Arizona and Southern California. The decreases in gaming revenue have been coupled with an increase in the number of hotel/casinos, including a number of Las Vegas-based entities, making hotel-casino competition in the area intense.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of competition.

                           Development Opportunities

Henderson, Nevada

    The Company owns, through an indirect wholly owned subsidiary, an approximately 39 acre parcel of real property in Henderson, Nevada, located in the southeast Las Vegas Valley (See Item 2. Properties). The Company is evaluating the potential development of a hotel/casino and entertainment complex
on this property.   The Company has completed preliminary engineering and
architectural drawings. Any future development is subject to, among other things , the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property.

    In June 1997, the Nevada legislature adopted Senate Bill 208 ("SB 208") which is intended to impose stricter requirements with respect to developing resort hotels within Clark County, Nevada, before gaming licenses can be granted. Under SB 208, the stricter requirements will not be applicable to the Company's proposed development of the Henderson, Nevada project provided (i) the project has received all approvals for land use for the proposed project from the local governing body on or before December 31, 1998, and such approvals remain unexpired on that date, and (ii) the Nevada Gaming Commission approves a nonrestricted gaming license for the project on or before December 31, 2002. If such approvals and/or licenses are not obtained by such date, the designation given to the Henderson property by the City of Henderson as being within a gaming enterprise district would expire. In order to obtain a gaming license after the designation as a gaming enterprise district has expired, the Company would have to petition the City of Henderson to designate the Henderson property as a gaming enterprise district pursuant to more stringent standards. Notices of hearings on the petition would have to be served on all property owners and advisory boards representing property owners within 2,500 feet of the property line of the Henderson property. All interested parties would be allowed to be heard at any hearing on the petition. As the petitioner, the Company would have to prove several land use type factors have been met by clear and convincing evidence. Approval of the petition would also require a three-fourths vote from the governing body of the City of Henderson. If the petition is granted, it may be appealed by an aggrieved person to the Gaming Policy Committee (the "Committee") which is made up of the Governor and ten members who sit either by virtue of their office within State government or as Governor appointees. The Committee has the right to reverse the decision of the City of Henderson.

Las Vegas, Nevada

     The Company owns, through an indirect wholly owned subsidiary, an approximately 27-acre parcel of real property on the Las Vegas Strip, which may be used for possible future development. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operates, which may be terminated, at any time, by the Company; however, if it is terminated prior to 2004, the Company has agreed to pay a loan owed by the tenant to the prior owner. (See Item 2. Properties) Any future development of the property is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Las Vegas Strip property.

                        Nevada Regulations and Licencing

    The Company, PHI, and SFHI, (collectively, the "Santa Fe Group") are subject to extensive state and local regulation by the Nevada Gaming Commission, Nevada Gaming Control Board and in the case of PHI and SFHI, the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas, respectively, (collectively the "Nevada Gaming Authorities").

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

    Licensing and Registration.  PHI and SFHI hold Nevada State gaming licenses
    --------------------------
to operate the Pioneer and the Santa Fe. The Company has been approved by the Nevada Gaming Authorities to own, directly or indirectly, a beneficial interest in the Operating Companies.

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

    Certain Transactions.  None of the Santa Fe Group may make a public offering
    --------------------
of its securities without the approval of the Nevada Gaming Commission if the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, will not constitute a recommendation or approval of the investment merits of the securities offered. Any public offering requires the approval of the Nevada Gaming Commission.

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

Item 2.  Properties
         ----------

    The Santa Fe is located on a 40-acre site in the northwest part of Las Vegas, approximately nine miles from the north end of the Las Vegas Strip. See "Business--Description of the Hotel-Casinos" for more detailed information regarding the Santa Fe. The Santa Fe property is subject to a first priority deed of trust securing 11% First Mortgage Notes due December 2000 ("11% Notes"). As of September 30, 1997, $99.4 million principal amount of the 11% Notes remain outstanding, and are reported in the Consolidated Balance Sheet net of unamortized debt discount of $4.2 million and $33.1 million principal amount held by an indirect wholly owned subsidiary of the Company.

    The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6 1/2 acres of the 12-acre Pioneer site is leased from an unaffiliated third party pursuant to a lease expiring in 2078. One of the Pioneer's three motel buildings, a portion of a second motel building and a portion of the casino building are located on the leased property. The Pioneer property is subject to a first deed of trust securing 13 1/2% First Mortgage Notes due December 1, 1998 ("13 1/2% Notes"). As of September 30, 1997, $60.0 million principal amount of the 13 1/2% Notes was outstanding.

    In November 1993, SFHI acquired an approximately 22-acre parcel of property across the street from the Santa Fe. In May 1996, the Company purchased from SFHI the 22-acre parcel for $2.85 million, which the Company and SFHI believed to be the fair market value of the property at the time of sale. This property is subject to a first deed of trust securing a $1.6 million promissory note due in December 1999. In November 1997, the Company entered into an agreement to sell this property to a third party, subject to various contingencies. (See "Management Discussion and Analysis - Liquidity - Corporate")

    In March 1994, the Company purchased a 39 acre parcel of real property in Henderson, Nevada, located in southeast Las Vegas Valley. The Company is evaluating the potential development of a hotel/casino and entertainment complex. This property is subject to a first deed of trust securing $57.5 million principal amount of notes due December 15, 1999 ("SLVC Notes"). See "Business - Development Opportunities" for more information regarding the real property.

    In October 1995, the Company acquired 27 acres of real property located on the Las Vegas Strip. The property is subject to a ground lease, which may be
terminated at any time by the Company.   The Company has guaranteed payments by
the tenant of a loan owed to the prior owner of the property ("tenant loan") and has agreed to pay the tenant loan in full in certain situations, including in the event the lease is terminated for any reason prior to its scheduled termination date of 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $5.3 million as of September 30, 1997. This property is subject to a first deed of trust securing $57.5 million principal amount of SLVC Notes.
See "Business-Development Opportunities" for more information regarding the real property.

Item 3.  Legal Proceedings
         -----------------

Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al.

    The Company and its predecessor, Sahara Casino Partners, L.P. are defendants in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al., Ahern v. Caesar's World, Inc., et al. and Schrier v. Caesar's World, Inc., et al, along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

    In response to the complaints, all of the defendants, including the Company and the Partnership, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs' filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on eight of those motions on November 3, 1997, and has taken them under advisement. The Court has not indicated when it will render its decision on those motions.

Treasure Bay - Securities Litigation

    On December 12, 1994, the Company and SFHI filed a lawsuit in the United States District Court, District of Nevada, naming Treasure Bay officers A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of Section 10(b) and Rule 10(b)-5 of the Securities Exchange Act, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness. The defendants have filed answers to the complaint and discovery is continuing.

    On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and SFHI, as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and SFHI and to sell the Company and SFHI a 20% ownership interest in Treasure Bay. The lawsuit was subsequently amended to remove Suzanne Lowden as a defendant. The Company and SFHI filed a successful motion to transfer this case to the United States District Court in Nevada.

    The United States District Court in Nevada dismissed the Francis L. Miller lawsuit as originally filed in Mississippi Circuit Court. The Court permitted Mr. Miller to file the claims that he asserted in the dismissed action as counterclaims to the lawsuit filed by the Company against Mr. Miller et al. on December 12, 1994 in the United States District Court, District of Nevada. The effect of this court initiated action was to combine the two lawsuits. The parties to the combined litigation are currently engaged in discovery. The discovery process is expected to last several months.

  In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company. See "Business Hotel-Casino Operations - Management and Personnel" for discussion of several proceedings relating to labor matters.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.


                                    PART II

Item 5.  Market for Registrant's Stock and Related Security Holders Matters
         -------------------------------------------------------------------

     The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "SGM". The closing sales price of the Common Stock on December 19, 1997, as reported by the American Stock Exchange was $.6875 per share. The tables below set forth the high and low closing sales prices by quarter for the fiscal years ended September 30, 1997 and 1996 for the Common Stock, as reported by the AMEX.

                              First    Second      Third      Fourth
Fiscal 1997                  Quarter   Quarter    Quarter     Quarter
-----------------------------------------------------------------------
High                         $l 3/4      $1 5/8    $1 3/8      $1
Low                          $1 1/8      $  1/16   $ 11/16     $ 11/16

                              First    Second      Third      Fourth
Fiscal 1996                  Quarter   Quarter    Quarter     Quarter
-----------------------------------------------------------------------
High                         $3 7/8      $4        $3 5/8      $3 1/8
Low                          $2 1/8      $2 3/8    $2 3/4      $1 3/4

     The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future.

     There were approximately 7,700 stockholders as of December 16, 1997. The number of stockholders was computed by including those stockholders whose stock is beneficially held for them by participants in a clearing agency as of that date.

Item 6.  Selected Financial Data
         -----------------------

     The table below sets forth a summary of selected financial data of the Company for the years ended September 30 (dollars in thousands, except per share amounts):

                                      1997          1996          1995          1994         1993
                                    ---------     --------     ----------    ----------    ---------
Total Revenues/(1)/                 $104,989      $148,432      $251,109      $253,718     $244,765

Net Income (Loss)
 Before Extraordinary Items,
 Net of Taxes                       $(13,713)     $  9,739      $(23,183)     $(15,739)    $ (1,090)
  Per Common Share/(3)/             $  (2.21)     $   1.57      $  (3.74)     $  (2.54)    $   (.18)

Net Income (Loss)/(2)/              $(13,133)     $ 16,160      $(23,363)     $(16,961)    $ (1,090)
  Per Common Share/(3)/             $  (2.12)     $   2.61      $  (3.77)     $  (2.74)    $  (0.18)

Cash Dividends
  Per Common Share                       ---           ---           ---           ---          ---
Total Assets                        $216,296      $228,656      $366,638      $478,555     $395,089

Long-Term Debt
      less current portion          $168,979      $167,687      $198,655      $379,093     $301,780

Redeemable
  Preferred Stock/(4)/              $ 20,469      $ 18,953      $ 17,521      $ 16,202     $ 14,980
----------------------------------------------------------------------------------------------------

(1) Operating results for fiscal 1996 and 1997 do not include any revenues attributable to the Hacienda and Sahara, which were sold in August 1995 and October 1995, respectively. Fiscal 1996 includes a $40.8 million gain relating to the sale of substantially all of the assets of SNC. Fiscal 1995 includes an $8.9 million gain relating to the sale of substantially all the assets of HHI.
(2) Fiscal 1997, 1996, 1995 and 1994 amounts presented include stock dividends on preferred shares.
(3) Amounts have been restated to reflect a 25% common stock dividend paid in February 1994.
(4) The Company declared and issued paid in kind dividends on its Exchangeable, Redeemable 8% Preferred Stock during fiscal years 1996 and 1995. The Company did not declare dividends on its preferred stock in fiscal 1997. The accrued dividends of approximately $1.5 million for fiscal 1997 have been recorded as an increase to the preferred stock account.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company

Results of Operations - Fiscal 1997 Compared to Fiscal 1996
-----------------------------------------------------------

Consolidated

     The Company reported revenues of $105.0 million in fiscal 1997 as compared to $107.7 million in the previous fiscal year, excluding a gain of $40.8 million recorded on the sale of the Sahara in fiscal 1996. The decrease in revenues is primarily the result of a decline in revenues at the Pioneer, offset by gains in revenues at the Santa Fe.

     Operating expenses decreased $7.4 million primarily as a result of decreases of $1.9 million at the Pioneer and $3.7 million at the Santa Fe. Operating income increased $4.7 million to $5.1 million in fiscal 1997 compared to $400,000 in fiscal 1996 excluding the $40.8 million gain.

     The Company's interest expense decreased by $1.8 million to $22.6 million in fiscal 1997 due to the repurchase and retirement of debt in 1997 and in 1996 principally with proceeds from the issuance of SLVC Notes.

     In fiscal 1997, the Company recorded an extraordinary gain of $2.1 million after tax on the repurchase of $13.1 million principal amount of 11% Notes and $3.5 million principal amount of 10 1/4% Subordinated Sinking Fund Debenture due 1998 ("10 1/4% Debenture"). In fiscal 1996, the Company recorded an extraordinary gain of $7.9 million after tax on the repurchase of $25.6 million principal amount of 11% Notes and $22.8 million principal amount of 13 1/2% Notes.

     In the fourth quarter of fiscal 1996, the Company recorded a provision to reduce the remaining carrying value of its investment in Treasure Bay in the amount of approximately $2.8 million.

     The Company reported a net loss applicable to common shares of $13.1 million or $2.12 per common share in fiscal 1997 compared to net income of $16.2 million or $2.61 per common share in fiscal 1996. The net loss was $10.7 million or $1.73 per common share in fiscal 1996 excluding the $40.8 million gain on sale of the Sahara Hotel and Casino. For additional information regarding results of operations, see the discussion below by property.

     In accordance with the provisions of SFAS No. 121, management reviews on a quarterly basis whether anticipated net cash flows will be sufficient to recover the Company's investment in each of its properties. At September 30, 1997, the Company had approximately $83 million in recorded net long-lived assets and intangibles associated with the Pioneer. A number of factors are considered in the evaluation of recoverability, including, but not limited to, anticipated revenues and the duration thereof, and expected operating costs. Management believes that such net asset balances are recoverable under the requirements of SFAS 121, although, in light of the uncertainties discussed below under "Pioneer" and "Liquidity-Pioneer", there can be no assurance that the results of the evaluation of recoverability will remain the same in the future.

Santa Fe

     Revenues at the Santa Fe in fiscal 1997 were $62.7 million as compared to $61.7 million in fiscal 1996, representing a increase of 1.7%, or $1.0 million. Excluding a $1.2 million intercompany gain on the sale of land included in the fiscal 1996 period, revenues increased $2.3 million. Casino revenues increased 6.1%, or $2.8 million, to $48.4 million from $45.6 million. Hotel revenues remained relatively constant in fiscal 1997 as a decline in occupancy was offset by an increase in the average daily rate. Management believes that the increase in casino revenues is primarily due to the addition of new gaming equipment in fiscal 1997 and, the lack of new openings or significant expansions of properties in the Santa Fe's primary market sector since May 1996. Food and beverage revenues decreased 6.9%, or $900,000, primarily due to a change in marketing and advertising strategy which relied less on offering discount-priced food and resulted in a decreased volume. Management believes that results of operation have been affected by road construction in the vicinity of the Santa Fe, which has restricted access to the property since April 1996. The Nevada Department of Transportation has advised the Company that construction on the overpass at Lone Mountain Road and Interstate 95 next to the Santa Fe, which commenced in September 1997, is scheduled to be completed in February 1998.

     Operating expenses decreased by 6.1%, or $3.7 million, in fiscal 1997 compared to fiscal 1996. Casino expenses increased by 5.2%, or $1.2 million, primarily due to increased promotional costs incurred to market directly to members of the Desert Fortune Slot Club to compete with other hotel-casinos in the area. This was largely offset by a decrease of $900,000, or 10.4%, in selling, general and administrative expenses resulting from decreased general advertising and marketing costs. Food and beverage expenses had volume and cost control related decreases of 16.4%, or $1.8 million, over the prior year. Utilities and property expenses increased 51.1%, or $2.7 million, attributable to an increase in rent expense primarily due to operating sale/leaseback transactions completed in fiscal 1997 and 1996 with respect to gaming equipment. The Company recorded a loss on sale of equipment in utilities and property expense of approximately $1.7 million in 1996 in connection with certain sale/leaseback transactions. Decreases in depreciation and amortization expense of 35.0%, or $2.8 million, were due to the sale of slot equipment in the 1996 fiscal year. The Company deferred an approximate $1.7 million gain during fiscal 1996 associated with other sale/leaseback transactions, which gain is being recognized over the 36-month lease term. Operating income increased $4.3 million to $5.7 million in 1997 from $1.4 million in 1996, excluding the $1.2 million intercompany gain and the $1.7 million charge associated with sale/leaseback transactions in fiscal 1996.

     In the fourth quarter of 1997, revenues increased $800,000, or 5.6%, to $15.4 million, and operating expenses (excluding the $1.7 million charge in 1996 in connection with sale/leaseback transactions) decreased $700,000, or 4.4%, to $14.6 million compared to the same period in the prior year. Operating income (excluding the $1.7 million charge in 1996 in connection with sale/leaseback transactions) increased $1.5 million to $800,000 compared to the same period in the prior year.

     SFHI is negotiating with the Teamsters, Operating Engineers, Culinary and Bartenders unions ("Unions") with respect to a collective bargaining agreement covering certain employees at the Santa Fe. If negotiations result in an agreement between SFHI and the Unions, operating expenses may increase. In the event negotiations fail to result in an agreement, the Unions may call a strike, which would result in operating revenues being adversely affected. In either event, there could be a material adverse effect on the results of operations and financial condition of Santa Fe and the Company.

Pioneer

     Revenues at the Pioneer decreased 8.1%, or $3.6 million, to $40.8 million from $44.4 million in fiscal 1996. Casino revenues were $34.8 million in fiscal 1997, representing a decrease of 9.9%, or $3.8 million, compared to fiscal 1996 due primarily to a decrease in slot revenue of 9.0%, or $3.0 million. Hotel revenues declined $600,000 during fiscal 1997 as a result of a decline in occupancy and the average daily rate. Food and beverage revenues increased approximately $1 million as a result of a volume-oriented marketing program.
The decrease in fiscal 1997 revenues is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California, and new casinos opened in Las Vegas.

     Operating expenses decreased $1.9 million, or 4.5%, to $40.7 million. Casino expenses experienced a volume-related decrease of 8.2%, or $1.7 million. Selling, general and administrative expenses increased 5.2%, or $300,000, primarily as a result of increased advertising and promotional costs. Utilities and property expenses decreased 5.9%, or $300,000, primarily due to a decrease in payroll expenses. Decreases in depreciation and amortization expenses of 5.0%, or $300,000, were related to the sale of certain gaming equipment during the prior year. Accordingly, operating income decreased by 94.8%, or $1.6 million, to $100,000 in fiscal 1997 from $1.7 million in fiscal 1996.

     In the fourth quarter of 1997, revenues decreased $700,000, or 7.3%, to $9.2 million and operating income decreased by $400,000 to a loss of $1.2 million, compared to a loss of $800,000 in the same period in the prior year. Management believes the decrease in revenues and operating results in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996 are the result of continued intense competition and market deterioration in and around the Laughlin market.

Fiscal 1996 Compared to Fiscal 1995
-----------------------------------

Consolidated

     The Company sold substantially all the assets of the Hacienda in August 1995 and of the Sahara in October 1995. Accordingly, consolidated results of operations for the year ended September 30, 1996 are not comparable to the same period in the prior year.

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

     In fiscal 1996, the Company recorded an extraordinary gain of $7.9 million after tax on the repurchase of $25.6 million principal amount of 11% Notes and $22.8 million principal amount of 13 1/2% Notes. In fiscal 1995, the Company recorded a $2.8 million after-tax gain on the repurchase of $20 million principal amount of 13 1/2% Notes, offset by an after-tax charge of $1.7 million in connection with the repurchase of $21.5 million principal amount 11% Notes.

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

     Operating expenses decreased by 14.8%, or $10.5 million in fiscal 1996 compared to fiscal 1995. The Company recorded in utilities and property expense an approximately $1.7 million charge in connection with sale/leaseback transactions in the 1996 fiscal year. The Company deferred an approximate $1.7 million gain during fiscal 1996 associated with sale/leaseback transactions, which gain will be recognized over the 36-month lease term. In the prior year, the Santa Fe recorded a $14.9 million write-down of development costs associated with a proposed project in Parkville, Missouri. Excluding the loss associated with the sale/leaseback transactions in fiscal 1996 and write-down of development costs in fiscal 1995, operating expenses increased 4.7% or $2.7 million in fiscal 1996. Casino expenses increased by 8.3% or $1.7 million, primarily due to increased payroll and other costs in the first three months of fiscal 1996, associated with operating an additional 15,000 square feet of casino space, and increased promotional costs incurred as a result of the expanding competition in the area. Selling, general and administrative expenses increased 14.5%, or $1.1 million, primarily as a result of increased advertising costs. Rent expense increased $500,000 due to the lease of slot equipment. A decrease in depreciation and amortization of 11.4% or $1.0 million was due to equipment placed in service at the opening of the Santa Fe in February 1991 being fully depreciated, and the sale of certain slot equipment. Operating income decreased $5.8 million or 68.9% to $2.6 million in 1996 (excluding the $1.7 million charge in connection with sale/leaseback transactions) from $8.4 million in 1995 (excluding the $14.9 million write-down of development costs).

     In the fourth quarter of 1996, revenues decreased $200,000 or 1.0% to $14.6 million and operating expenses (excluding the $1.7 million charge in connection with sale/ leaseback transactions) increased $900,000 or 6.2% to $15.2 million compared to the same period in the prior year. Accordingly, operating income (excluding the $1.7 million charge in connection with sale/leaseback transactions) decreased $1.0 million to a loss of $700,000 compared to the same period in the prior year. Additionally, operating income before depreciation and amortization (excluding the $1.7 million charge in connection with sale/leaseback transactions) decreased $1.5 million, or 57.0%, to $1.1 million, compared to the same period in the prior year. Management believes operations in the fourth quarter were impacted primarily by the expansions of competing facilities within five miles of the Santa Fe and restricted access to the property as a result of construction on an interchange next to the property.

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

     Operating expenses increased $2.2 million or 5.3% to $42.7 million. Casino expenses increased 0.4%, or $100,000, as volume related decreases in expenses were offset by increased promotional expenses incurred as a result of the competition in the area. Food and beverage expenses had a volume related increase of 5.4%, or $300,000. Selling, general and administrative expenses increased $1.2 million, or 30.5%, primarily as a result of increased advertising and promotional costs. Increases in depreciation and amortization expenses of $700,000, or 12.5%, were related to an expansion project completed in December 1994. Accordingly, operating income decreased by 68.6%, or $3.8 million, to $1.7 million in fiscal 1996 from $5.5 million in fiscal 1995.

     In the fourth quarter of 1996, revenues decreased $900,000, or 8.5%, to $9.9 million and operating income decreased by $1.4 million to a loss of $800,000, compared to the same period in the prior year. Additionally, operating income before depreciation and amortization decreased $1.4 million or 70.2% to $600,000 compared to the same period in the last fiscal year. Management believes the decrease in revenues and operating results in the fourth quarter of fiscal 1996 compared to the fourth quarter of fiscal 1995 are the result of continued intense competition and market deterioration in and around the Laughlin market.

Liquidity and Capital Resources; Trends and Factors Relevant to Future
Operations

     As of September 30, 1997, the Company held cash and short-term investments of $15.1 million compared to $17.5 million at September 30, 1996. The Company's cash used for operations was $9.9 million for the year ended September 30, 1997 as compared to $10.2 million for the prior year. Cash generated from investing activities was $1.6 million and $128.9 million during the years ended September 1997 and 1996, respectively. The 1996 period included cash of approximately $128.5 million from the sale of the Sahara Hotel. Cash provided from financing activities was $6.0 million in the 1997 period compared to cash used in financing activities of $143.9 million during 1996. In 1996, the Company utilized proceeds from the sale of the Sahara Hotel and from the issuance of the SLVC Notes to retire $163.6 million of indebtedness.

     The Company's earnings before interest, taxes, depreciation, amortization and rents ("EBITDAR") were $20.6 million and $15.7 million for the years ended September 30, 1997 and 1996, respectively, excluding the $40.8 million gain in 1996 on the sale of assets. In fiscal 1997, EBITDAR represents .77 times rent and interest expense, compared to approximately .61 times rent and interest expense in the prior year. In fiscal 1997, the Company had approximately $4.0 million in rent expense compared to approximately $1.2 million in fiscal 1996. EBITDAR should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDAR is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDAR to be a useful took for measuring the ability of the Company to service its debt.

     The Company has approximately $6.6 million in current maturities of long term debt due to third parties during the twelve-month period ending September 30, 1998, comprised primarily of $5.5 million principal amount of 10 1/4% Debentures and principal amortization payments under notes payable and capital leases. The scheduled maturities applicable to third party debt at SFHI and PHI during the twelve month period ending September 30, 1998 are $800,000 and $100,000, respectively.

     The Company had $169.0 million in long-term debt, net of current maturities and debt discount, as of September 30, 1997. Approximately $64.8 million of long-term debt (excluding capital leases) matures in December 1998, comprised of $60.0 million of principal amount of 13 1/2% Notes and a $4.8 million balloon payment due on the note payable to Sierra Construction Corp. ("Sierra Construction") due December 1998.

     Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy long-term debt obligations as they become due, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of or obtain financing with respect to any assets. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

     Prior to fiscal 1996, the Company generally generated sufficient cash from operations to finance operations, meet existing debt service obligations, complete capital improvements, maintain existing facilities, and provide working capital. However, beginning in fiscal year 1996, the Company expended the balance of its restricted working capital and has, since then, sold assets and entered into financing arrangements to generate working capital necessary to satisfy its cash requirements. Debt agreements restrict the distribution of cash from PHI, SFHI and Sahara Las Vegas Corp., ("SLVC") to the Company. Cash flow from SFHI, PHI and SLVC is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness of such subsidiaries. Therefore, the Company and its subsidiaries, excluding SLVC, PHI and SFHI, (collectively "Corporate"), must rely on existing cash and available resources, including assets held directly and indirectly through all subsidiaries that may be sold, to provide liquidity to fund Corporate cash requirements. See more detailed discussion of Liquidity for SLVC, PHI, SFHI and Corporate, below.

Liquidity - Corporate - Approximately $3.5 million of the Company's current
---------------------
assets at September 30, 1997, including approximately $2.0 million of cash and short-term investments, was held by Corporate.

     In November 1997, Corporate entered into an agreement to sell the 22 acre parcel located adjacent to the Santa Fe. The sale is subject to several contingencies, and will terminate if such contingencies are not satisfied by May 1998. If the sale is completed, the Company will receive consideration of approximately $3.6 million, comprised of $1.8 million in cash and a promissory note in the amount of $1.8 million, of which approximately $1.6 million would be required to retire debt against the property.

     In December 1997, Corporate amended the terms of a $5 million note payable owed to it by SFHI to extend the maturity date until May 31, 1998. In addition, a $5 million revolving note facility due from SFHI also matures May 31, 1998.

     Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate's principal uses of cash are for debt service, administrative and professional expenses of the parent company and costs associated with the evaluation and development of proposed projects. Corporate debt service includes payment obligations on $5.5 million principal amount of the 10 1/4% Debentures, a $5.3 million note payable to Sierra Construction due December 1998 and the $1.6 million loan on a 22 acre parcel of land due December 1999. See discussion above.

     Additional potential uses of cash by Corporate include the payment of a guaranteed tenant loan if the Company terminates the lease to which the parcel on Las Vegas Boulevard South is subject (which loan had an outstanding balance of $5.3 million as of September 30, 1997) and the payment of $750,000 to the recreational vehicle park operator to which the Company transferred its rights and obligations relating to Camperland recreational vehicle group contracts if the operator chooses to relocate the Camperland membership to a mutually acceptable new location. Furthermore, in the event that cash at SFHI and PHI is insufficient to meet liquidity requirements, Corporate may make contributions or, to the extent permitted by financing arrangements, loans to either SFHI or PHI to prevent an event of default under debt instruments to which SLVC, SFHI or PHI is a party and which loans have been guaranteed by Corporate. See Liquidity -PHI, Liquidity - SFHI and Liquidity - SLVC

     Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal

1997, dividends paid on the preferred stock, to the extent declared, are required to be paid in cash. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock for subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. In the event not declared, dividends accrue on the preferred stock. The Company accrued the semi-annual preferred stock dividends due in March and September 1997. To the extent the Company accrues four consecutive semi-annual preferred stock dividends, the preferred stockholders will have the right to appoint two members to the Board of Directors at the next annual meeting of shareholders. In March 1999, the dividend rate increases to 11.0% from 8.0% and increases by 50 basis points each semi-annual period thereafter, up to a maximum of 16%.

     Management believes that Corporate has sufficient working capital and available resources to meet its operating requirements through the twelve month period ending September 30, 1998, including the maturity of $5.5 million principal amount of 10 1/4% Debentures in June 1998. However, available resources includes proceeds that may be available from the sale of real property and potential repayment of notes in whole or in part due from SFHI discussed above, as well as management is exploring other alternatives to satisfy the outstanding indebtedness on the 10 1/4% Debentures. No assurance can be given that Corporate will have sufficient resources to pay the 10 1/4% Debentures at maturity.

Liquidity - SFHI - At September 30, 1997, approximately  $10.2 million of the
----------------
Company's current assets, including approximately $7.6 million of cash and short term investments, were held by SFHI.

     Results from operations at the Santa Fe for the twelve months ended September 30, 1997 generated EBITDAR of $14.9 million, approximately .91 times rent and interest expense, compared to $10.6 million, excluding a $1.2 million intercompany gain on sale of land and a $1.7 million charge in connection with sale/leaseback transaction, of EBITDAR in 1996, or approximately .76 times rent and interest expense. In fiscal 1997, the Santa Fe reported approximately $3.0 million in rent expense compared to $500,000 in fiscal 1996. Management believes that Santa Fe's EBITDAR in future periods may continue to be adversely impacted as a result of increased competition in its market area and restricted access to the property due to road construction that has been ongoing since
April 1996.   Construction on an interchange at US 95 and Rancho Road adjacent to the property was completed in August 1997. Construction of an overpass at Lone Mountain Road next to the property commenced immediately thereafter, and is expected to be completed in February 1998.

     SFHI's principal uses of cash from operations are for operating lease payments, interest payments on indebtedness and capital expenditures to maintain the facility. Santa Fe's operating expenses in fiscal 1997 include increased rent expenses associated with sale/leaseback and lease financing transactions completed in fiscal 1997 and 1996. Interest expense in fiscal 1997 attributable to the 11% Notes decreased when compared to fiscal 1996 as a result of the repurchase and cancellation of $5.6 million principal amount of 11% Notes in January 1996. Effective October 1997, SFHI amended and restated most of its operating lease agreements for gaming equipment to extend the term from 36 months to 48 months and defer payments until August 1998, at which time the monthly lease payments will be approximately $253,000. Capital expenditures to maintain the facility in fiscal 1998 are expected to be approximately the same that was expended in fiscal 1997.

     Management believes that, based on operations for the three and twelve month periods ended September 30, 1997, SFHI will have sufficient cash resources to meet its operating expense requirements through the twelve month period ending September 30, 1998, although no assurance can be given to that effect. SFHI is exploring alternatives to improve liquidity, including, but not limited to, further operating lease modifications, and possible refinancings or modification of the 11% Notes. To the extent that SFHI is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or make advances to SFHI. See "Liquidity-Corporate".


Liquidity - PHI - At September 30, 1997, approximately $4.8 million of the
---------------
Company's current assets, including approximately $3.2 million of cash and short
term investments, was held by PHI.   At that date, PHI also held, through a
wholly owned subsidiary, a 39 acre parcel of real property in Henderson, Nevada ("Pioneer Subsidiary"). As of September 30, 1997, the Pioneer Subsidiary held $200,000 of the cash and short-term investments held by the Pioneer.

     Results from operations at the Pioneer for the twelve months ended September 30, 1997, generated EBITDAR of $7.6 million, approximately .84 times rent and interest expense, compared with $9.3 million of EBITDAR in fiscal 1996 or approximately .92 times rent and interest expense. In fiscal 1997, the Pioneer reported approximately $1.0 million in rent expense compared to $700,000 in the fiscal 1996 period.

     PHI's principal uses of cash are for lease payments, interest payments on indebtedness and capital expenditures to maintain the facility. Interest expense attributable to the 13 1/2% Notes decreased to $8.1 million in fiscal 1997 as a result of the retirement of $22.8 million principal amount of 13 1/2% Notes in January and March 1996. (See Results of Operations - Pioneer). Capital expenditures to maintain the facility in fiscal 1998 are expected to be approximately the same that was expended during fiscal 1997.

     In November 1997, the Pioneer Subsidiary sold the 39 acre parcel to SLVC for cash consideration of $20 million. The Pioneer Subsidiary used a portion of the sales proceeds for expenses associated with the transaction, repaid a $5 million note secured by the property and paid a dividend of $5 million to PHI. The remaining proceeds of approximately $10 million are held by the Pioneer Subsidiary for general working capital.

     Management believes that, based on operations for the three and twelve month periods ended September 30, 1997, and taking into consideration the working capital of the Pioneer Subsidiary, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending September 30, 1998, although no assurance can be given to that
effect.   To the extent that PHI is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or, to the extent permitted by financing arrangements, advances to PHI. (See "Liquidity-Corporate"). The 13 1/2% Notes mature in December 1998. PHI is exploring alternatives to improve liquidity and to address the maturity of the 13 1/2% Notes, including, but not limited to, modifications to existing lease agreements, a possible reduction of indebtedness
or refinancing or modification of the 13 1/2% Notes.   No assurance can be given
that PHI can pay the outstanding principal amount of 13 1/2% Notes at maturity.

Liquidity - SLVC - At September  30, 1997, approximately $2.4 million of the
----------------
Company's current assets, including approximately $2.3 million of cash and short-term investments, was held by SLVC.

     In November 1997, SLVC amended and restated the agreement relating to the SLVC Notes, pursuant to which SLVC issued an additional $22.5 million in SLVC Notes, the proceeds of which were used as follows: (i) $2.5 million was used to pay certain fees and expenses, and (ii) $20 million was used to purchase the Henderson property from the Pioneer Subsidiary. In connection with the amendment, SLVC disbursed $1.6 million from the collateral account securing the SLVC Notes to pay accrued interest on the SLVC Notes to the effective date of the amendment.

     SLVC owns the 27 acre parcel of real estate on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. SLVC receives interest income on $33.1 million principal amount of 11% Notes which are held as collateral for the SLVC Notes. SLVC's principal uses of cash on hand, cash generated under the lease agreement, and interest income on the 11% Notes is to satisfy principal and interest obligations on the SLVC Notes. Additional potential uses of cash by SLVC include the redemption of $7.0 million principal amount of SLVC Notes or, alternatively, the purchase of $7.0 million principal amount of 11% Notes, to be pledged as collateral for the SLVC Notes, in the event cash flow, before a maximum $2.4 million in certain operating lease obligations at SFHI, is less than $13.5 million for any four quarter period commencing with the four quarter period ending December 31, 1997.

     The Company is evaluating the development of a casino entertainment complex on the 39 acre parcel of real property in Henderson, Nevada. The Company has completed preliminary engineering and architectural drawings. Any future development costs will be the responsibility of Corporate and any future development is subject to, among other things , the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property.

     Management believes that SLVC has available resources, consisting primarily of restricted working capital and interest income on the 11% Notes held as collateral, to meet operating and debt service requirements through the twelve months ending September 30, 1998, although no assurance can be given to that effect.

Related Parties - In 1991, LICO, a company wholly owned by Mr. Lowden, Chairman
---------------
of the Board, Chief Executive Officer and 54% stockholder of the Company, borrowed $476,000 from HHI pursuant to an unsecured demand loan which bears interest at 2% over the prime rate. The outstanding balance of the loan, including accrued interest, was $687,000 as of September 30, 1997. The loan amount at September 30, 1997 has been reclassified to offset compensation amounts payable in 1998 included in Accrued and Other Liabilities in the Consolidated Balance Sheet.

     In November 1993, Mr. Lowden and Bank of America (the "Bank") entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. At September 30, 1997, the principal balance of the loan was approximately $927,000. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. Based on the recent trading price of the Company's common stock, the market value of the Pledge Shares is less than three times the outstanding loan balance. Mr. Lowden has advised the Company that pursuant to discussions between Mr. Lowden and the Bank that the Bank, at this time, is not requiring a reduction in the outstanding loan balance or to provide additional collateral. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness.

Computerized Operations and the Year 2000
-----------------------------------------

     During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting form the inability of current technology to process properly the change from the year 1999 to 2000. Although, based on a review of its data processing, operating and other computer-based systems, the Company does not currently believe that it will experience any significant adverse effects or material costs resulting therefrom, the Company cannot provide any assurance in this regard, and any such costs or effect could materially and adversely effect the operations of the Company.

Effects of Inflation
--------------------

     The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                                     INDEX
                     TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

            For the Years Ended September 30, 1997, 1996, and 1995

                                                             Page
                                                             ----
Independent Auditors' Report.................................  31

Consolidated Balance Sheets as of
     September 30, 1997 and 1996.............................  32

Consolidated Statements of Operations for the Years Ended
     September 30, 1997, 1996, and 1995......................  33

Consolidated Statements of Stockholders' Equity for the
     Years Ended September 30, 1997, 1996, and 1995..........  34

Consolidated Statements of Cash Flows for the Years
     Ended September 30, 1997, 1996, and 1995................  35

Notes to Consolidated Financial Statements...................  36


Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Santa Fe Gaming Corporation:

     We have audited the accompanying consolidated balance sheets of Santa Fe Gaming Corporation and subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santa Fe Gaming Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 8, 1997

                  Santa Fe Gaming Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        As of September 30, 1997 and 1996

        ASSETS                                                                             1997                1996
--------------------------------------------------------------------------------  ------------------- -------------------
Current assets:
  Cash and short-term investments                                                         $15,146,217         $17,497,824
  Accounts receivable, net                                                                    910,867           1,529,723
  Accounts receivable, officer                                                                      0             636,113
  Inventories                                                                               1,248,199           1,218,120
  Prepaid expenses & other                                                                  3,546,812           3,778,514
  Assets held for sale                                                                      1,605,000           2,424,821
                                                                                   ------------------  ------------------

Total current assets                                                                       22,457,095          27,085,115

Property and equipment:
  Land held for development                                                                36,589,065          38,194,065
  Land used in operations                                                                  29,343,886          29,343,886
  Buildings and improvements                                                               90,368,461          90,360,100
  Machinery and equipment                                                                  35,607,418          33,822,408
  Accumulated depreciation                                                                (51,157,969)        (43,308,735)
                                                                                   ------------------  ------------------

Property and equipment, net                                                               140,750,861         148,411,724

Goodwill                                                                                   44,641,391          46,073,869

Other assets                                                                                8,446,931           7,085,069
                                                                                   ------------------  ------------------

Total assets                                                                             $216,296,278        $228,655,777
                                                                                   ==================  ==================

LIABILITIES and STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt                                                        $6,644,979          $3,770,817
  Accounts payable                                                                          5,117,059           5,757,161
  Interest payable                                                                          6,612,750           7,142,225
  Accrued and other liabilities                                                             6,525,215           9,134,856
  Debt due upon sale of assets                                                              1,559,000                   0
                                                                                   ------------------  ------------------

Total current liabilities                                                                  26,459,003          25,805,059

Deferred income taxes                                                                               0           2,687,751

Long-term debt - less current portion                                                     168,978,838         167,687,476

Commitments

Stockholders' Equity:
  Common stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                                            61,954              61,954
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-8,856,651 shares                                        20,469,492          18,953,233
  Additional paid-in capital                                                               51,513,504          51,513,504
  Accumulated deficit                                                                     (51,098,739)        (37,965,426)
                                                                                   ------------------  ------------------
      Total                                                                                20,946,211          32,563,265

  Less treasury stock - 4,875 shares, at cost                                                 (87,774)            (87,774)
                                                                                   ------------------  ------------------

Total stockholders' equity                                                                 20,858,437          32,475,491
                                                                                   ------------------  ------------------


Total liabilities and stockholders' equity                                               $216,296,278        $228,655,777
                                                                                   ==================  ==================

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Santa Fe Gaming Corporation and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended September 30, 1997, 1996 and 1995



                                                    1997             1996              1995
                                              ----------------  ---------------  ----------------
Revenues:
  Casino                                          $83,217,092      $84,595,109      $148,740,793
  Hotel                                             5,817,273        6,460,613        47,885,149
  Food and beverage                                20,785,262       20,739,903        45,555,672
  Other                                             6,864,737        8,367,249        23,828,069
  Gain on sale of assets                              725,179       40,753,738         8,863,049
                                              ----------------  ---------------  ----------------

Gross revenues                                    117,409,543      160,916,612       274,872,732
  Less casino promotional allowances              (12,420,872)     (12,484,339)      (23,763,414)
                                              ----------------  ---------------  ----------------

Net operating revenues                            104,988,671      148,432,273       251,109,318
                                              ----------------  ---------------  ----------------
Operating expenses:
  Casino                                           42,196,846       43,474,270        70,578,873
  Hotel                                             1,756,065        1,806,907        17,316,036
  Food and beverage                                14,250,879       16,160,601        39,639,544
  Other                                             2,938,658        3,452,922         9,682,434
  Other expenses paid to affiliate                          0                0         3,425,007
  Selling, general and administrative              11,820,409       13,512,309        27,011,882
  Corporate expenses                                2,935,848        2,823,304         4,315,127
  Utilities and property expenses                  12,525,051       11,982,079        25,447,749
  Depreciation and amortization                    11,157,480       14,069,415        28,183,806
  Write-down of development costs                     343,780                0        14,898,317
                                              ----------------  ---------------  ----------------

Total operating expenses                           99,925,016      107,281,807       240,498,775
                                              ----------------  ---------------  ----------------

Operating income                                    5,063,655       41,150,466        10,610,543

Interest expense                                   22,607,548       24,422,302        45,017,461
Provision to reduce carrying value of
  investment in Treasure Bay                                0        2,752,405                 0
                                              ----------------  ---------------  ----------------
Income (loss) before income tax expense
  (benefit) and extraordinary item                (17,543,893)      13,975,759       (34,406,918)

Federal income tax expense (benefit)               (3,830,601)       4,236,523       (11,224,000)
                                              ----------------  ---------------  ----------------

Income (loss) before extraordinary item           (13,713,292)       9,739,236       (23,182,918)

Extraordinary item-gain on early
  extinguishment of debt, net of tax
  provision of $1,129,000 in 1997,
  $4,229,000 in 1996 and $615,000
  in 1995                                           2,096,238        7,854,707         1,141,670
                                              ----------------  ---------------  ----------------

Net income (loss)                                 (11,617,054)      17,593,943       (22,041,248)

Dividends paid or accrued on preferred shares       1,516,259        1,434,291         1,322,240
                                              ----------------  ---------------  ----------------

Net income (loss) applicable to common shares    ($13,133,313)     $16,159,652      ($23,363,488)
                                              ================  ===============  ================

Average common shares outstanding                   6,195,356        6,195,356         6,195,356
                                              ================  ===============  ================
Income (loss) per common share:
  before extraordinary item                            ($2.21)           $1.57            ($3.74)
  extraordinary item                                     0.34             1.27              0.18
  dividends on preferred shares                         (0.24)           (0.23)            (0.21)
                                              ----------------  ---------------  ----------------

Income (loss) per common share                         ($2.12)           $2.61            ($3.77)
                                              ================  ===============  ================


See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Santa Fe Gaming Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
              For the Years Ended September 30, 1997, 1996 and 1995

                                                                 Additional
                                   Common        Preferred        Paid-in        Accumulated      Treasury
                                    Stock          Stock          Capital          Deficit         Stock          Total
                                -------------  --------------  --------------  ---------------  ------------- --------------
Balances, October 1, 1994            $61,954     $16,201,715     $51,513,504     ($30,761,590)      ($87,774)   $36,927,809

Net loss                                                                          (22,041,248)                  (22,041,248)
Preferred stock dividend                           1,319,670                       (1,322,240)                       (2,570)
                                -------------  --------------  --------------  ---------------  ------------- --------------

Balances, September 30, 1995          61,954      17,521,385      51,513,504      (54,125,078)       (87,774)    14,883,991

Net loss                                                                           17,593,943                    17,593,943
Preferred stock dividend                           1,431,848                       (1,434,291)                       (2,443)
                                -------------  --------------  --------------  ---------------  ------------- --------------

Balances, September 30, 1996          61,954      18,953,233      51,513,504      (37,965,426)       (87,774)    32,475,491

Net income                                                                        (11,617,054)                  (11,617,054)
Preferred stock dividend
  accrued                                          1,516,259                       (1,516,259)                            0
                                -------------  --------------  --------------  ---------------  ------------- --------------

Balances, September 30, 1997         $61,954     $20,469,492     $51,513,504     ($51,098,739)      ($87,774)   $20,858,437
                                =============  ==============  ==============  ===============  ============= ==============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Santa Fe Gaming Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                       September 30, 1997, 1996 and 1995

                                                                    1997            1996               1995
------------------------------------------------------------  --------------- -----------------  -----------------
Cash flows from operating activities:
Net income (loss)                                               ($11,617,054)      $17,593,943       ($22,041,248)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
   Depreciation and amortization                                  11,157,480        14,069,415         28,183,806
   Gain on sale of assets                                           (725,179)      (40,753,738)        (8,863,049)
   Write-off of development costs                                                                      14,898,317
   Gain on early extinguishment of debt                           (2,096,238)       (7,854,707)        (1,141,670)
   Provision to reduce carrying value of
        investments in Treasure Bay                                                  2,752,405
   Debt discount amortization                                      1,703,368         1,765,887          1,978,747
   Decrease in accounts receivable, net                              618,856         4,659,386          1,165,053
   Decrease (increase) in accounts receivable, officer               636,113           (91,071)           (44,517)
   Decrease (increase) in inventories                                (30,079)          558,307            618,836
   Decrease  in prepaid expenses & other                             231,702         1,009,110          1,660,547
   Decrease (increase) in deferred income taxes                   (3,830,601)        4,136,523        (11,224,000)
   Decrease (increase) in other assets                            (2,665,131)        2,145,494           (868,292)
   Decrease in accounts payable                                     (640,102)       (1,267,819)           (57,643)
   Decrease in interest payable                                     (529,475)       (2,374,551)        (2,072,798)
   Decrease in accrued and other liabilities                      (2,115,775)       (6,589,101)        (4,803,102)
                                                              --------------- -----------------  -----------------

Net cash used in operating activities                             (9,902,115)      (10,240,517)        (2,611,013)
                                                              --------------- -----------------  -----------------

Cash flows from investing activities:
   Proceeds from sale of subsidiary assets                                         128,508,377         80,000,000
   Proceeds from sale leaseback of equipment                                         5,000,000
   Proceeds from sale of land held for development                 3,150,000
   Decrease in restricted cash                                                                         22,984,222
   Capital expenditures                                           (1,566,035)       (4,571,140)       (27,992,380)
                                                              --------------- -----------------  -----------------

Net cash provided by investing activities                          1,583,965       128,937,237         74,991,842
                                                              --------------- -----------------  -----------------

Cash flows from financing activities:
   Cash proceeds of long-term debt                                21,675,658        20,000,000          1,800,000
   Cash paid on long-term debt                                   (15,709,115)     (163,948,828)       (87,013,400)
                                                              --------------- -----------------  -----------------

Net cash provided by (used in) financing activities                5,966,543      (143,948,828)       (85,213,400)
                                                              --------------- -----------------  -----------------

Decrease in cash and short-term investments                       (2,351,607)      (25,252,108)       (12,832,571)
Cash and short-term investments,
  beginning of year                                               17,497,824        42,749,932         55,582,503
                                                              --------------- -----------------  -----------------
Cash and short-term investments,
  end of year                                                    $15,146,217       $17,497,824        $42,749,932
                                                              =============== =================  =================


See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the years ended September 30, 1997, 1996, and 1995

1.  Basis of Presentation and General Information

     Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993.
The Company's primary business operations are conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company owns real estate through an indirect wholly owned subsidiary of the Company, Sahara Las Vegas Corp. ("SLVC"), on Las Vegas Boulevard South and in Henderson, Nevada, for possible development opportunities. The Company, through its wholly owned subsidiaries, Hacienda Hotel Inc. ("HHI") and Sahara Nevada Corp ("SNC") previously owned and operated the Hacienda Resort Hotel & Casino (the "Hacienda") and the Sahara Hotel & Casino (the "Sahara"), but sold substantially all of the assets related to those hotel/casinos in August 1995 and October 1995, respectively.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Santa Fe Gaming and its wholly owned subsidiaries, primarily SFHI and PHI in fiscal 1997 and 1996 and SFHI, PHI, HHI and SNC in fiscal 1995, (collectively, the "Company"). Amounts representing the Company's investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. All material inter-company accounts and transactions have been eliminated in consolidation.

Cash and Short-Term Investments

     Investments which mature within 90 days from the date of purchase are treated as cash equivalents and are included in cash and short-term investments.

Inventories

     Food, beverage, gift shop and other inventories are stated at first-in, first-out cost, not in excess of market.

Property and Equipment

     Property and equipment are stated at cost. Costs of maintenance and repairs of property and equipment are expensed as incurred. Costs of major improvements are capitalized and depreciated pursuant to the standard described below. Gains or losses on the disposal of property and equipment are recognized in the year of sale. In sale/leaseback transactions of property and equipment, gains are deferred and recognized over the lease term and losses are recognized in the year of sale.

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

Federal Income Taxes

     Deferred income taxes are provided on temporary differences between pretax financial statement income and taxable income resulting primarily from different methods of depreciation and amortization. The Company accounts for Income Taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

Revenue Recognition

     Casino revenue is recorded as gaming wins less losses. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional services has been reported in the accompanying consolidated financial statements as an expense of each department granting complimentary services. The table below summarizes the departments' costs of such services (dollars in thousands):

                         1997     1996     1995
                        -------  -------  -------
   Food and Beverage    $11,051  $12,114  $17,180
   Hotel                    972    1,128    3,673
   Other                    181      216      402
                        -------  -------  -------
         Total          $12,204  $13,458  $21,255
                        =======  =======  =======

Indirect Expenses

     Certain indirect expenses of operating departments such as utilities and property expense and depreciation and amortization are shown separately in the accompanying consolidated statements of operations and are not allocated to departmental operating costs and expenses.

Earnings Per Share

     Net income (loss) per common share is computed by dividing net income
(loss) less the amount applicable to preferred stock by the weighted average common shares outstanding during the year. Fully diluted earnings per common and common equivalent share are not presented since dilution is less than 3%.

Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain other estimated liabilities and valuation reserves, and estimated cash flows in assessing the
recoverability of long-lived assets.   Actual results may differ from estimates.

Reclassification

     Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements in order to conform to the presentation used in 1997.

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

     On June 30, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new FASB will have a material impact on their financial statements.

     On June 30, 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement establishes additional standards for segments reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments under SFAS No. 131. However, the Company has not yet completed its analysis of which operating segments it will report on.

Fair Value of Financial Instruments

     The Company estimates the fair value of its Long Term Debt and Preferred Stock to be $161.1 million and $2.8 million, respectively, at September 30, 1997 based upon available market prices. The Company estimates that all other financial instruments have a fair value which approximates their recorded value.

3.  Cash and Short-Term Investments

     At September 30, 1997, approximately $7.6 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of September 30, 1997, SFHI did not meet the conditions precedent to making a distribution to the Company. See Note 11

     At September 30, 1997, approximately $3.2 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% First Mortgage Notes due 1998 ("13 1/2% Notes") of Pioneer Finance Corp. were issued, the proceeds of which were loaned to PHI. As of September 30, 1997, PHI did not meet the conditions precedent to making a distribution to the Company. See Note 11

     At September 30, 1997, approximately $2.3 million of the Company's consolidated cash and short-term investments was held by SLVC and was subject to certain restrictions and limitations on its use by the terms of $35 million principal amount of notes due 1999 ("SLVC Notes") of SLVC was issued. See Note 11 and 23

4.  Accounts Receivable, Net

     Accounts receivable at September 30, 1997 and 1996 consisted of the following:

                                             1997         1996
                                         ------------  -----------
   Casino and hotel                       $2,467,672   $2,590,201
   Other                                     449,963    1,136,369
                                          ----------   ----------
   Sub-total                               2,917,635    3,726,570
   Less allowance for
     doubtful accounts                     2,006,768    2,196,847
                                          ----------   ----------
         Total                            $  910,867   $1,529,723
                                          ==========   ==========

     Changes in the allowance for doubtful accounts for the years ended September 30, 1997, 1996 and 1995 were as follows:

                                             1997         1996         1995
                                          ----------   ----------  ------------

     Balance, beginning of year           $2,196,847   $2,317,702  $  3,538,639
     Provision                                94,738      397,413       634,938
     Accounts written-off                   (284,817)    (518,268)  ( 1,855,875)
                                          ----------   ----------  ------------
         Balance, end of year             $2,006,768   $2,196,847  $  2,317,702
                                          ==========   ==========  ============

5. Accounts Receivable, Officer

     As of September 30, 1996, included in Accounts Receivable, Officer is an unsecured demand loan in the principal amount of $476,000, which, together with accrued interest, totaled approximately $636,000 from HHI to a company wholly owned by Paul W. Lowden, Chairman of the Board, Chief Executive Officer and 54% stockholder of the Company ("LICO"). The loan from HHI to LICO bears interest at the rate equal to 2% over the prime rate. The outstanding balance of the loan including accrued interest was $687,000 at September 30, 1997. Pursuant to an agreement with Mr. Lowden the loan amount at September 30, 1997 has been reclassed to offset compensation amounts payable in 1998 included in Accrued & Other Liabilities in the Consolidated Balance Sheet. See Note 17

6.  Assets Held for Sale

     In November 1997, the Company entered into an agreement to sell the 22 acre tract of property located next to the Santa Fe for $3.6 million. (See Notes 10 and 23). SFHI acquired the property in November 1993 for $1.6 million. In May 1996, the Company purchased from SFHI the 22-acre parcel for $2.85 million, which the Company and SFHI believed to be the fair market value of the property as of such date. The intercompany gain on sale recorded by SFHI has been eliminated in the Consolidated Financial Statements. See Note 23

     In November 1996, the Company sold an option to acquire a 40 acre parcel located approximately eight miles south of the former Hacienda on Las Vegas Boulevard South for $2.8 million. Pursuant to the option agreement, the option holder exercised the option in February, 1997 to purchase the property for $350,000 in additional net proceeds to the Company. The Company reported a $730,000 gain on the sale.

7.  Land Held For Development

     In March 1994, the Company purchased for approximately $15.1 million a 39-acre parcel of land located in Henderson, Nevada, for future development of a proposed casino hotel complex. At September 30, 1997 the cost to acquire the property is reported as land held for development in the Consolidated Balance Sheet. In addition to costs to acquire and cost to finance the acquisition of the property, the Company has recorded approximately $3.5 million in preliminary engineering and development costs. See Note 23

     In connection with the acquisition of a 27 acre parcel on Las Vegas Boulevard South (See Note 20), the Company assumed the operating lease under which a water theme park operates. The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $5.3 million as of September 30, 1997. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts. The 27 acre parcel was valued at approximately $22 million for purposes of the Sahara sale and is reported as land held for development in the September 30, 1997 Consolidated Balance Sheet.

8.  Property and Equipment, Net

     In 1996, the Company completed a $5.0 million sale/leaseback transactions with respect to gaming and other equipment at the Santa Fe. In connection with the transactions, the Company deferred an approximate $1.7 million gain which is being recognized over the 36 month lease term. In the fourth quarter of fiscal 1996, the Company recorded an approximate $1.7 million charge in connection with the sale/leaseback transactions. See Notes 2 and 12

9.  Goodwill, Net

     Goodwill is net of accumulated amortization of $11.9 million and $10.4 million at September 30, 1997 and 1996, respectively. Amortization expense was $1.4 million in 1997,1996 and 1995, respectively.

10.  Debt Due Upon Sale of Assets

     In November 1997, the Company entered into a purchase and sale agreement on the 22 acre parcel located adjacent to the Santa Fe Hotel. If the sale is consumated, the Company will be required to retire debt against the property of approximately $1.6 million. See Notes 6, 11 and 23

     In December 1996, the Company borrowed approximately $1.6 million pursuant to a first mortgage note secured by the 22 acre parcel. The note requires monthly interest only payments at a 12% per annum interest rate for a three-year term. The Company utilized proceeds from the note to satisfy an existing first mortgage note of $850,00 and expenses of the transactions resulting in net proceeds of approximately $650,000.

11.  Long-Term Debt

     Long-term debt is presented net of unamortized debt discounts and debt obligations owned, but not retired, by the Company. Financing agreements under which the debt obligations were issued contain covenants and restrictions, which, management believes it is in compliance. Long-term debt at September 30, 1997 and 1996 consisted of the following:

                                                           1997              1996
                                                        ----------        ----------
   11% First Mortgage Notes,
    ("11% Notes") due 2000                             $ 62,092,196       $ 73,921,189

   13 1/2% First Mortgage Notes,
    ("13 1/2% Notes") due 1998                           60,000,000         60,000,000

   Note Purchase Agreement
    ("SLVC Notes") due 1999                              35,000,000         20,000,000

   10 1/4% Subordinated Sinking
    Fund Debentures ("10 1/4%
    Debentures") due 1998                                 5,233,806          8,164,667

   Note payable to Sierra Construction
    Corp. ("Sierra Note"), due
    1998; interest at prime plus 2%                       5,297,126          5,679,064


   12 1/4% First Mortgage Note,
    ("12 1/4% Note") due 1998                             5,000,000             -0-

   12% First Mortgage Note
    due 1999 ("Land Note")                                     -0-             850,000

   Other notes payable, collateralized
    primarily by equipment                                2,575,724          2,436,246

   Obligations under capital leases                         424,965            407,127
                                                       ------------       ------------
        Subtotal                                        175,623,817        171,458,293
   Less current portion                                   6,644,979          3,770,817
                                                       ------------       ------------
        Total long-term debt                           $168,978,838       $167,687,476
                                                       ============       ============

     The scheduled maturities of long-term debt (excluding capital leases) for the year ending September 30 are as follows:

              1998           $  6,429,103
              1999             65,394,291
              2000             40,530,576
              2001             62,338,008
              2002                 92,187
              Thereafter          414,687
                             ------------
                 Total       $175,198,852
                             ============

     The 11% Notes are secured by, among other things, a first priority deed of trust on the Santa Fe and are guaranteed by the Company. Interest is payable semi-annually on June 15 and December 15, at the rate of 11% per annum. On December 29, 1993, SFHI consummated a public offering (the "Offering") of 11,500 units, with each unit consisting of $10,000 principal of the 11% Notes and one warrant to acquire, for no additional consideration, an additional $1,000 principal amount of the 11% Notes upon exercise no later than December 15, 1996. Assuming all warrants were exercised on December 15, 1996, the total principal amount of 11% Notes to be paid at maturity would have been $126.5 million and the effective rate of interest per annum would have been 12.46%. SFHI is subject to certain covenants under the indenture in which the 11% Notes were issued including, among other things, restrictions on the incurrence of additional debt and making any loan or any distribution or dividends to any affiliate of the Company. See Note 3

      In August 1995, in accordance with the indenture governing the 11% Notes, SFHI completed an offer to repurchase for cash $21.5 million principal amount of 11% Notes at a price of $1,010 per $1,000 principal amount, plus accrued interest (the "Repurchase Offer"), representing that principal amount that could be purchased with funds remaining in the Parkville collateral account dedicated to use in the development of a proposed dockside riverboat casino and received upon liquidation of the Parkville assets. The repurchase offer was required to be made because the proposed casino in Parkville, Missouri that SFHI intended to develop was not operating by June 30, 1995. As a result of the commencement of the Repurchase Offer discussed above, warrants to acquire $11.5 million principal amount 11% Notes were exercised resulting in $126.5 million principal amount of 11% Notes outstanding. Upon completion of the Repurchase Offer, $105 million principal amount of 11% Notes were outstanding. The Company recorded an extraordinary charge to earnings in the amount of approximately $2.6 million, less income tax benefit of $890,000, related to debt premium payments, debt issue costs and debt discount in connection with the completed Repurchase Offer.

     In January 1996 and August 1997, the Company completed the repurchase of an aggregate of $38.7 million principal amount of 11% Notes. The Company financed the repurchase of debt with the net proceeds of private placements of an aggregate of $35 million principal amount of SLVC Notes issued by SLVC an indirect wholly-owned subsidiary of the Company. Interest is payable semi-annually on June 20 and December 20. The Company retired $5.6 million principal amount of the 11% Notes purchased and pledged the balance of $33.1 million principal amount held by the Company as collateral for the SLVC Notes. The SLVC Notes are secured by, among other things, the Company's 27 acre parcel of real property on the Las Vegas Strip. The Company recorded extraordinary gains of approximately $4.9 million after tax related to the debt repurchase in the quarter ended March 31, 1996 and of approximately $1.7 million after tax of $930,000 related to the debt repurchase in the quarter ended September 30, 1997. As of September 30, 1997, $99.4 million principal amount of the 11% Notes was outstanding, and are reported in the Consolidated Balance Sheet, net of unamortized debt discount of $4.2 million and $33.1 million principal amount held by the Company, all of which is pledged as collateral for the SLVC Notes.

     In August 1997, the Company and the holders of the SLVC Notes amended the terms of the SLVC Notes to, among other things, (i) provide for the issuance of $15 million of SLVC Notes, (ii) provide for the deferral of a $500,000 principal payment originally due on December 31, 1996 from June 30, 1997, until December 31, 1997, and (iii) revise a covenant requiring redemption of $7.0 million principal amount of SLVC Notes (or alternatively the redemption of 11% Notes), in the event cash flow (before maximum of $2.4 million lease payments) at the Santa Fe is less than $13.5 million for any four-quarter period commencing with the four-quarter period ending December 31, 1997. Such obligation, if it arises, will be reduced on a dollar-for-dollar basis to the extent that, during the period in which the Company is so required to repurchase SLVC Notes, the Company acquires 11% Notes and pledges such acquired 11% Notes as additional collateral for the SLVC Notes or contributes the acquired 11% Notes to SFHI and causes the contributed SFHI Notes to be canceled.

     The proceeds from the SLVC Notes were used, in part to: (i) In January 1996, approximately $17.5 million was used to repurchase $25.6 million principal amount of 11% Notes of which $5.6 million was retired, (ii) In August 1997, approximately $10.5 million was used and to repurchase $13.1 million principal amount of 11% Notes, which are held as collateral for the SLVC Notes, (iii) $2.5 million was deposited in a cash collateral account for use for future principal and interest payments on the SLVC Notes and (iv) the remaining balance was used to pay for certain expenses and to make distributions to the Company.

    The 13 1/2% Notes are secured by a first deed of trust on the Pioneer and were issued by Pioneer Finance Corp., a wholly owned subsidiary of the Company. The 13 1/2% Notes are guaranteed by the Company. Interest is payable semi-annually on June 1 and December 1 at a rate of 13 1/2% per annum. PHI is subject to certain conditions under the indenture under which the 13 1/2% Notes were issued, including, without limitation, restrictions on the incurrence of additional debt and the making of any loans or distributions or dividends to affiliates of the Company. See Note 3

     In September 1995, from the proceeds of the sale of the Hacienda, the Company acquired $20 million principal amount of 13 1/2% Notes. The Company recorded a extraordinary gain of $4.3 million less income tax charge of $1.5 million. The $20.0 million principal amount of the 13 1/2% Notes acquired was submitted to the trustee for cancellation in satisfaction in full of the Company's sinking fund payment due in December 1996 and reduced the December 1997 sinking fund obligation to $22.75 million. In January 1996, the Company completed the repurchase of an aggregate of $12.5 million principal amount of 13
1/2% Notes.   In addition, in March 1996, the Company completed the repurchase of $10.2 million principal amount of 13 1/2% Notes and accrued interest thereon for $8.6 million. The Company recorded an extraordinary gain of approximately $3.0 million after tax related to the debt repurchases in the quarter ended March 31, 1996. The January and March repurchases were submitted to the trustee for cancellation in satisfaction of the December 1997 sinking fund obligation. At September 30, 1997 the outstanding balance of the 13 1/2% Notes was $60.0 million.

     The 10 1/4% Debentures have an effective interest rate of 16.9%, payable semi-annually, and had an outstanding principal balance of $5.5 million and $9.0 million less unamortized discount of $300,000 and $800,000 on September 30, 1997 and 1996, respectively. The 10 1/4% Debentures restrict the purchase of the Company's capital stock and payment of cash dividends on any of the Company's capital stock to the extent of the aggregate consolidated net income of the Company from September 30, 1982 to the end of the most recent fiscal quarter preceding the date of declaration of the dividend. As of September 30, 1997, the Company did not meet conditions precedent to pay cash dividends or to repurchase its capital stock.

     In December 1995, the Company acquired $2.6 million principal amount of
10 1/4% Debentures which were submitted to the trustee for cancellation in satisfaction of the sinking fund payment due in June 1996 and in reduction of
the sinking fund payment due in June 1997.   In April 1997, the Company acquired
$3.5 million principal amount of 10 1/4% Debentures. The Company submitted $2.3 million in Debentures to the trustee for cancellation in satisfaction of the sinking fund payment due in June 1997. In addition, the Company submitted $1.2 million for cancellation in reduction of the balance due at maturity in June 1998. The Company recorded a $400,000 extraordinary gain net of amortization of debt discount and original issue cost and federal income tax of $300,000 on the purchase which is reported in the quarter ended June 30, 1997.

     The Sierra Note bears interest at 2% above the prime rate (10 1/2% at September 30, 1997); payable in monthly installments of principal and interest of $80,099 commencing December 1993 until maturity in December 1998. At the current interest rate, the balance due at maturity will be approximately $4.8 million.

     In May 1997, the Company borrowed $5.0 million at a rate of 12 1/4% interest, payable monthly for a twelve month term, pursuant to the first mortgage note secured by the 39 acre parcel of land located in Henderson, Nevada (the "12 1/4% Note"). See Note 23

     In November 1993, the Company assumed a first mortgage note in the amount of $850,000 secured by the 22 acre parcel of real property adjacent to the Santa Fe. The Land Note required interest only payments at a 12% per annum interest rate with the principal due November 1998. The Company repaid the Land Note in December 1996 with proceeds of a new first mortgage note. See Note 10

     In June 1995, SFHI repaid $10 million against an $18 million note due to the Company. In January 1996, SFHI repaid an additional $3 million against the note balance. As of September 30, 1997, the principal balance was approximately $5.0 million. The note bears interest at 12 1/8%. The note was amended in December 1997 to extend the maturity date from December 31, 1997 to May 31, 1998. This note has been eliminated in the Consolidated Financial Statements.

     In December 1996, SFHI borrowed approximately $5.0 million from the Company pursuant to a revolving loan note. The note bears interest at 12% and matures May 31, 1998. As of September 30, 1997, approximately $5.0 million is outstanding under the revolving loan note. This note has been eliminated in the Consolidated Financial Statements.

12.  Leases

     All non-cancelable leases have been classified as capital or operating leases. At September 30, 1997, the Company had leases for personal and real property which expire in various years to 2078. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property.

     At September 30, 1997 and 1996, equipment leased under capital leases are recorded in the Consolidated Balance Sheet as follows:

                                                September 30
                                            -----------------------
                                              1997         1996
                                            --------     ----------
         Equipment                          $995,570     $1,049,000
         Less accumulated amortization       284,394        342,000
                                            --------     ----------
                Total                       $711,176     $  707,000
                                            ========     ==========


     Amortization of assets leased under capital leases is included in depreciation and amortization expense in the Consolidated Statements of Operations.

     Future minimum lease payments as of September 30, 1997 are as follows:

                                                             Capital          Operating
                                                           -----------       ------------
         1998                                              $   242,401       $ 1,696,411
         1999                                                  131,735         4,245,282
         2000                                                   84,384         3,921,222
         2001                                                    6,694         3,482,241
         2002                                                    2,903           700,429
         Thereafter                                                -0-        52,590,550
                                                              --------       -----------
                                                               468,117       $66,636,135
         Less amount representing interest                      43,152       ===========
                                                              --------
         Present value of minimum
           lease payments                                     $424,965
                                                              ========

     Included in future minimum operating lease payments are rental costs associated with the real property under the lease at the Pioneer. Approximately 6 1/2 acres of the Pioneer property are subject to a 99 year ground lease, expiring in December 2078. Under the ground lease the Company is subject to an annual rental obligation of $700,000 per year, adjusted annually based on the Consumer Price Index. Additionally, beginning January 1, 2004 and every ten years, the annual rent will be adjusted to an amount equal to 10% of the fair market value of the land subject to the ground lease, on an unimproved basis.

     Included in future minimum operating lease payments are rental costs associated with the lease of gaming equipment at the Pioneer. In 1997, the Company executed operating leases for 220 slot machines at the Pioneer. The leases require monthly payments aggregating $44,000 for a 36 month term.

     Included in future minimum operating lease payments are rental costs associated with the lease of gaming equipment at the Santa Fe. During 1997, the Company amended the terms of Santa Fe operating leases entered into during fiscal 1997 and 1996 to, among other things, extend the term of the leases from up to 36 months to 48 months, to defer monthly payments until August 1998 and to replace older gaming equipment with newer equipment. Santa Fe's lease payments aggregating approximately $253,000 per month commencing in August 1998, and expire on August 15, 2001. See Note 23

13.  Stockholders' Equity

     In March and September of fiscal years 1996 and 1995, the Company declared a semi-annual dividend on its Preferred Stock pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock. Each semi-annual dividend was paid in shares of Preferred Stock in an amount equal to .04 of a share for each share of Preferred Stock. Cash was paid in lieu of fractional shares.

     Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. No dividends were declared on the preferred stock in fiscal 1997. Pursuant to the terms of the Certificate of Designation with respect to the preferred stock, dividends that are not declared are cumulative and accrue at a rate per annum equal to 8% of $2.14 for each share of preferred stock. The accrued stock dividends have been recorded as an increase to the preferred stock account. The Company is a party to financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock.

     At the election of the Company, the Preferred Stock is redeemable, in whole or in part, at any time and from time to time at a redemption price equal to the per share liquidation preference of $2.14 plus (i) an amount equal to all accrued but unpaid dividends, whether or not declared, plus (ii) under certain circumstances relating to asset dispositions and mergers, an additional amount determined in accordance with the Certificate of Designation of the Preferred Stock (the "Liquidation Preference"). Additionally, at the election of the Company, if any shares of Preferred Stock have not been redeemed on or prior to the tenth dividend payment date from the issuance of the Preferred Stock, September 30, 1998, such shares may be exchanged from time to time for Junior Subordinated Notes of the Company. The principal amount of the Junior Subordinated Notes, if issued, will be equal to the Liquidation Preference of the Preferred Stock for which such notes are exchanged. The Junior Subordinated Notes will mature on September 30, 2008, and will bear interest at an annual rate of 11%, payable semi-annually.

     Pursuant to the terms of the SLVC Notes, as amended, while the SLVC Notes are outstanding the Company is prohibited from exercising an option to exchange the Preferred Stock into Junior Subordinated Notes, beginning in September 1998.

14.  Stock Option Plan

     The Company has a Key Employee Stock Option Plan (the "Stock Option Plan") providing for the grant of up to 319,375 shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. In October 1995, the Company canceled all outstanding options and issued 153,000 options at an exercise price of $3.00 per share. In 1996, options to acquire 6,250 were canceled. In February 1997, the Company canceled all outstanding options and issued 146,750 options at an exercise price of $1.50. In 1997, options to acquire 10,000 were canceled. As of September 30, 1997, there were 136,750 options outstanding under the Stock Option Plan. No options were exercised during fiscal years 1997, 1996 and 1995. The outstanding options have an expiration date of February 2007.

     In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") which provides for the grant of up to 100,000 shares of its common stock to the directors. Directors are automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. As of September 30, 1997, there were 25,000 options outstanding under this plan. The outstanding options have an expiration date of February 2007.

Accounting for stock-based compensation:

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Although SFAS 123 encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion 25 ("APB 25").

     The Company has elected to continue to account for stock-based compensation in accordance with APB 25. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the option. Under SFAS 123, all stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option.

     The following table discloses Santa Fe Gaming's pro forma net income and net income per share for 1997 and 1996 assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on Santa Fe Gaming's Common Stock for the options granted in both 1997 and 1996 (dollars in thousands, except per share data).

                                                    1997          1996
                                                 ----------    ------------

     Net income:
         As reported                             $(13,133)     $ 16,160
         Pro forma                                (13,169)       16,076

     Net income per share:
         As reported                                (2.12)         2.61
         Pro forma                                  (2.13)         2.59

     Weighted average
      assumptions:
         Expected stock price volatility             85.0%         85.0%
         Risk-free interest rate                      6.0%          5.8%
         Expected option lives (in years)             4.0           4.0
         Estimated fair value of options         $    .98      $   1.95

15.  Federal Income Taxes

     The Company accounts for Income Taxes under Statement of Financial Accounting Standards No. 109. In accordance with SFAS No. 109, deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credits carryforwards. Deferred income taxes of $11.0 million were recorded as of October 1, 1993 as a result of the purchase accounting associated with the Company's investment in publicly traded partnership. The Company has recognized approximately $29.3 million in federal income tax benefit for financial reporting purposes based on book losses.

     The expense (benefit) for income taxes attributable to pre-tax income consisted of:


     Year Ended September 30      1997     1996      1995
     -----------------------    --------  -------  ---------
     (Dollars in thousands)
     Current                    $   -0-    $  114       ---
     Deferred                     2,702     8,352  $(10,609)
                                -------    ------  --------
     Total expense (benefit)    $(2,702)   $8,466  $(10,609)
                                =======    ======  ========

     The expense (benefit) for income taxes attributable to pre-tax income differs from the amount computed at the federal income tax statutory rate as a result of the following:


     Year Ended September 30       1997       1996       1995
     --------------------------  ---------  --------  ----------
     (Dollars in thousands)
     Amount at statutory rate     $(3,946)   $9,121   $ (11,428)
     Goodwill                         487       487         487
     Lobbying costs                   -0-        12         -0-
     Deferred tax credits             -0-      (699)        -0-
     Other                            757      (455)        332
                                  -------    ------   ---------
                                  $(2,702)   $8,466   $ (10,609)
                                  =======    ======   =========

The components of the deferred tax asset (liability) consisted of the following:


     At September 30                               1997       1996
                                                 -------    -------
     (Dollars in thousands)
     Deferred tax  liabilities
     Prepaid expenses                            $   961    $ 1,026
     Fixed asset cost, depreciation
       and amortization, net                      10,722     10,820
     Capitalized interest                            953        953
     Original issue discount                          34        240
     Other                                         1,835      1,930
                                                 -------    -------
     Gross deferred tax liabilities              $14,505    $14,969
                                                 =======    =======


     Deferred tax assets
     Net operating loss carryforward             $12,575    $10,234
     Reserves for accounts and
       contracts receivable                          577        619
     Other/Treasure Bay                              166        156
     Deferred payroll                                407        383
     Tax credits                                     780        875
                                                 -------    -------
     Gross deferred tax assets                    14,505     12,267
                                                 -------    -------
     Net deferred tax
      assets (liabilities)                       $   -0-   ($ 2,702)
                                                 =======    =======

At September 30, 1997, the Company has a net operating loss carryforward for regular income tax purposes of approximately $37 million, which expires by the year 2012. The Company has not recorded a valuation allowance to reduce the carrying value of the deferred tax assets since these assets arose principally from temporary differences which will reverse within the prescribed carryforward period or will be recognized in periods corresponding to the reversal of certain of the deferred tax liabilities.

16.  Benefit Plans

     The Company has a savings plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all of the Company's employees. The Company's matching contributions paid in 1997, 1996 and 1995 were $96,000, $106,000, and $93,000, respectively.

     The Company contributed to multi-employer pension plans under various union agreements to which SNC and HHI were a party. Contributions, based on wages paid to covered employees, were approximately $100,000 and $1.9 million for the years ended September 30, 1996 and 1995, respectively. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

17.  Related Parties

     LICO had borrowed $476,000 from HHI, pursuant to an unsecured demand loan. The outstanding balance of the loan including accrued interest was approximately $687,000 as of September 30, 1997. The demand loan to LICO bears interest at 2% over the prime rate. See Note 5

     LICO previously provided entertainment services to the Company. Entertainment expense incurred for services provided by LICO was $3.4 million for fiscal year 1995. LICO did not provide services to the Company during the 1997 or 1996 fiscal year.

     In November 1993, Mr. Lowden and Bank of America (the "Bank") entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. At September 30, 1997, the principal balance of the loan was approximately $927,000. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. Based on the recent trading price of the Company's common stock, the market value of the Pledge Shares is less than three times the outstanding loan balance. Mr. Lowden has advised the Company that pursuant to discussions between Mr. Lowden and the Bank that the Bank, at this time, is not requiring a reduction in the outstanding loan balance or to provide additional collateral. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness, including the 13 1/2% Notes, SLVC Notes and 11% Notes.

18.  Investments

Biloxi, Mississippi - Treasure Bay

     In April 1994, SFHI purchased from Treasure Bay Gaming & Resorts Inc. ("Treasure Bay") for $10.0 million approximately 20% of Treasure Bay's common stock and 33 1/3% of Treasure Bay's preferred stock. The Company also unconditionally guaranteed the payment of $4.5 million of the indebtedness of Treasure Bay incurred to finance working capital in connection with the opening of Treasure Bay's casinos in Biloxi, Mississippi in April 1994 and in Tunica, Mississippi in May 1994, which indebtedness the Company acquired in December 1994. In connection with its stock purchase, SFHI entered into an agreement with Treasure Bay to manage both properties. However, in December 1994, Treasure Bay notified the Company that Treasure Bay was assuming management control of Treasure Bay's properties and alleged that the Company was in default under the management agreement and had mismanaged the Treasure Bay properties. On January 10, 1995, Treasure Bay and its operating subsidiary, Treasure Bay Corp., filed for Chapter 11 relief in the United States Bankruptcy Court for the Southern District of Mississippi. On October 7, 1996, U.S. Bankruptcy Court denied confirmation of Treasure Bay management's confirmation plan. Subsequent to the denial of Treasure Bay's confirmation plan, the entire bankruptcy case was transferred to U.S. Bankruptcy Court of New Orleans, LA.

     In July 1997, the U.S. Bankruptcy Court of New Orleans entered an order denying confirmation of the Company's Plan of Reorganization for Treasure Bay. The Court simultaneously entered an order for confirmation of the Plan of Reorganization proposed by the current debtor-in-possession of Treasure Bay. Santa Fe Gaming recorded a $12.6 million writedown in fiscal 1994 and based on factors relative to the bankruptcy proceedings, the Company recorded a $2.8 million pre-tax charge against income in the fourth quarter of fiscal 1996, in connection with its investment in Treasure Bay, its guarantee related to the working capital loan and its management contract. See Note 19

Las Vegas, Nevada - Santa Fe Mining Company L.L.C.

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

     In August 1997, Santa Fe Mining converted a $100,000 working capital line of credit into a financing commitment for a three-year fully amortizing term loan. In addition, Santa Fe Mining entered into a three year fully amortizing note at 11 1/2% per annum for approximately $100,000 to finance the acquisition of slot equipment. The Company and its partner have guaranteed the above obligations. The Company records its investment in less than majority-owned companies in Other Assets on the Consolidated Balance Sheet and the Company's percentage of net income or loss in Other Revenues in the Consolidated Statement of Operations.

19.  Contingencies

Litigation:

     The Company and its predecessor, Sahara Casino Partners, L.P. are defendants in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al., Ahern v. Caesar's World, Inc., et al. and Schrier v. Caesar's World, Inc., et al, along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada. Also named as defendants in these actions are many, if not most, of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and also give rise to claims for common law fraud and unjust enrichment, and it seeks compensatory, special consequential, incidental and punitive damages of several billion dollars.

     In response to the complaints, all of the defendants, including the Company and the Partnership, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs' filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on eight of those motions on November 3,1 997, and has taken them under advisement. The Court has not indicated when it will render its decision on those motions.

     On December 12, 1994, the Company and SFHI filed a lawsuit in the United States District Court, District of Nevada, naming Treasure Bay officers A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of Section 10(b) and Rule 10(b)-5 of the Securities Exchange Act, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness. The defendants have filed answers to the complaint and discovery is continuing.

     On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and SFHI, as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and SFHI and to sell the Company and SFHI a 20% ownership interest in Treasure Bay. The lawsuit was subsequently amended to remove Suzanne Lowden as a defendant. The Company and SFHI filed a successful motion to transfer this case to the United States District Court in Nevada. The parties to the combined litigation are currently in discovery. The discovery process is expected to last several months.

     The United States District Court in Nevada dismissed the Francis L. Miller lawsuit as originally filed in Mississippi Circuit Court. The Court permitted Mr. Miller to file the claims that he asserted in the dismissed action as counterclaims to the lawsuit filed by the Company against Mr. Miller et al. on December 12, 1994 in the United States District Court, District of Nevada. The effect of this court initiated action was to combine the two lawsuits. The parties to the combined litigation are currently engaged in discovery. The discovery process is expected to last several months.

Other: In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

     In October 1995, the Company entered into an agreement, subject to various conditions, to transfer its rights and obligations under contracts with members of Camperland, a recreational vehicle park that was located on approximately 14 acres of Hacienda property that was operated by the Company under a lease with the new owners of the Hacienda, to an existing recreational vehicle park. In July 1996, the Company entered into an amended agreement with the existing recreational vehicle park. Pursuant to the amended agreement, the Company paid approximately $2.3 million to transfer its rights and obligations under contracts with members of Camperland. The Company is obligated to make an additional payment of $750,000 in the event the owners of the existing park relocate the Camperland membership to a mutually acceptable new location. The Company received a first deed of trust on 14 acres of vacant land owned by the existing park to secure performance by the existing park's operators in connection with the assumption of the Camperland contracts. As a result of the termination of the Hacienda lease prior to February 1997, the Hacienda owners paid the Company approximately $350,000.

     On September 30, 1997, the United States Tax Court issued an adverse ruling applicable to hotels and casinos which provide meals to employees. The IRS has interpreted the Tax Court ruling to mean that nonqualifying employees are required to recognize income based on the fair value of meals in excess of the amount paid by the employee. Accordingly, employers may be liable for withholding and payroll taxes associated with the fair value of the meals provided to employees in excess of the amount paid by the employee. At this time, it is uncertain whether or not the Company will be liable for withholding and payroll taxes and penalties for failure to withhold related to the income excluded from nonqualifying employee wages for the meals it has provided.

20.  Gain on Sale of Assets

     In August 1995, the Company sold substantially all of the assets of the Hacienda for $80 million in an all cash transaction. The Company recorded a pre-tax gain from the sale of the Hacienda of $8.9 million. The gain represents the $80 million sale price offset by the carrying value of the assets sold, estimated costs and expenses of the transaction and an estimated cost to relocate the recreational vehicle park at the Hacienda.

     On October 2, 1995, the Company sold substantially all of the assets of the Sahara for $128 million in cash and exchanged 22 acres of land, a portion of which was utilized by the Sahara as a parking lot, for 27 acres of land just south of the Sahara on Las Vegas Boulevard, on which a water theme park currently operates. The Company recorded a pre-tax gain of $40.8 million in fiscal year 1996. The gain represents the $150 million sale price offset by the carrying value of the assets sold, estimated cost and expenses of the transaction, and net of the extinguishment of debt charge discussed below.

     In connection with the sale of the Sahara, the Company made a tender offer to purchase for cash all outstanding 12 1/8% First Mortgage Notes due August 1996 (12 1/8% Notes") secured by a first deed of trust on the Sahara, at a price of $1,047 per $1,000 principal amount, plus accrued interest. The Company accepted for payment and retired $89.2 million original principal amount of 12 1/8% Notes tendered in the offer and the Company defeased the remaining approximately $27 million balance of 12 1/8% Notes. In November 1995, the Company purchased and retired the remaining $27 million original principal amount of 12 1/8% Notes that were defeased upon consummation of the sale. The Company recorded an approximate $6.0 million charge for extinguishment of debt against the gain on the sale of the Sahara in the quarter ended December 31, 1995.

     In November 1996, the Company sold an option to acquire a 40 acre parcel located approximately eight miles south of the former Hacienda on Las Vegas Boulevard South for $2.8 million. Pursuant to the option agreement, the option holder exercised the option in February, 1997 to purchase the property for $350,000 in additional net proceeds to the Company. The Company reported a $730,000 gain on the sale.

21.  Write-down of Development Costs

     In June 1995, the Company recorded a $14.9 million pre-tax charge against income in connection with its development of a proposed dockside riverboat gaming facility in Parkville, Missouri. The Company had incurred approximately $16.9 million in connection with the development of the proposed Parkville project. Of this amount, approximately $8.0 million was used to purchase a barge vessel for the site, approximately $3.7 million represents preliminary engineering and development expenses and approximately $5.2 million represents capitalized interest costs. See Note 11

22.  Supplemental Statements of Cash Flows Information

     Supplemental statement of cash flows information is presented below:


                                                               1997          1996          1995
                                                            -----------   -----------   ----------
     Operating activities:
      Cash paid during the year for interest, net of
      amount capitalized of $204,175, $0 and
      $4,693,714 for 1997, 1996, and 1995,
      respectively                                          $22,586,546   $ 25,675,648  $45,111,514
                                                            ===========   ============  ===========


     Cash paid during the period for income taxes:          $   100,000   $     -0-     $    -0-
                                                            ===========   ============  ===========

     Investing and financing activities:
      Capital lease obligations incurred in
      connection with the acquisition of
      machinery and equipment                               $   208,448   $    161,084  $    77,682
                                                            ===========   ============  ===========

     Long-term debt incurred in connection with
      the acquisition of machinery and equipment            $ 1,071,146   $    76,734   $ 2,533,436
                                                            ===========   ===========   ===========

     Preferred stock dividends at liquidation value:
           Accrued                                          $ 1,516,259   $     -0-     $     -0-
                                                            ===========   ===========   ===========

           Paid                                             $     -0-     $ 1,431,848   $ 1,319,670
                                                            ===========   ===========   ===========


23. Subsequent Events

     In November 1997, the Company amended the terms of Santa Fe operating leases to extend the term of the leases from up to 36 months to 48 months, to defer payment on the leases until August 1998 and to replace older gaming equipment with new equipment. Monthly payments thereafter will be approximately $253,000.

     In November 1997, the Company entered into an amended and restated agreement of the SLVC Notes pursuant to which the principal amount of notes was increased from $35 million to $57.5 million. SLVC issued two tranches of promissory notes, $37 million principal amount with an interest rate of 9.75% and $20.5 million with an interest rate of 13.25%. Certain other provisions of the loan agreement were amended, including the elimination of any sinking fund principal payments prior to maturity in December 1999. The additional proceeds were used by SLVC primarily to acquire the 39 acre parcel of land in Henderson, Nevada from its affiliate Santa Fe Valley, Inc. ("SFVI") for cash consideration of $20 million. SFVI used approximately $5 million to repay the 12 1/4% Notes and paid a dividend of $5 million to PHI. The balance of the proceeds of approximately $10 million was retained by SFVI.

     In November 1997, the Company entered into an agreement to sell the 22 acre parcel of land next to the Santa Fe for approximately $3.6 million. The agreement is subject to certain contingencies and will terminate if closing does not occur before May 15, 1998. At closing, the buyer may elect to pay half the purchase price in cash, approximately $1.8 million, and execute a promissory note in favor of the Company for the balance. The promissory note will bear interest at the prime rate and mature on May 15, 1998. The promissory note may be extended for six months at an interest rate of four percent above the prime rate and the payment of 10% of the principal balance.

24. Supplemental Statement of Subsidiary Information -
    For The Twelve Months Ended September 30, 1997 and 1996


     The Company's primary operations are in the hotel/casino industry and in fiscal years 1997 and 1996 were conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations before eliminating entries. In addition to the financial information for the twelve months ended Septmber 30, 1997, 1996 and 1995, as set forth in the table below (dollars in thousands), see notes 2, 5 and 7 for additional discussion of subsidiary operations.



                                    Year          PHI         SFHI          Other      Eliminations      TOTAL
                                -----------   -----------   ----------   -----------   ------------    -----------

Operating revenues                    1997       $40,839      $62,706        $2,972        ($1,528)      $104,989
                                              ===========   ==========   ===========   ============    ===========

                                      1996       $44,415      $61,653       $46,290        ($3,926)      $148,432
                                              ===========   ==========   ===========   ============    ===========

                                      1995       $46,034      $64,798      $145,861        ($5,584)      $251,109
                                              ===========   ==========   ===========   ============    ===========


Operating income (loss)               1997           $90       $5,678          $341        ($1,045)        $5,064
                                              ===========   ==========   ===========   ============    ===========

                                      1996        $1,729         $935       $40,603        ($2,117)       $41,150
                                              ===========   ==========   ===========   ============    ===========

                                      1995        $5,500      ($6,458)      $11,888          ($319)       $10,611
                                              ===========   ==========   ===========   ============    ===========


Interest expense                      1997        $8,102      $13,280        $2,271        ($1,045)       $22,608
                                              ===========   ==========   ===========   ============    ===========

                                      1996        $9,371      $13,476        $2,447          ($872)       $24,422
                                              ===========   ==========   ===========   ============    ===========

                                      1995       $13,765      $14,042       $17,529          ($319)       $45,017
                                              ===========   ==========   ===========   ============    ===========


Depreciation and amortization         1997        $5,583       $5,240          $334                       $11,157
                                              ===========   ==========   ===========   ============    ===========

                                      1996        $5,878       $8,063          $128                       $14,069
                                              ===========   ==========   ===========   ============    ===========

                                      1995        $5,227       $9,104       $13,853                       $28,184
                                              ===========   ==========   ===========   ============    ===========


Rents                                 1997        $1,024       $3,022                                      $4,046
                                              ===========   ==========   ===========   ============    ===========

                                      1996          $737         $455                                      $1,192
                                              ===========   ==========   ===========   ============    ===========

                                      1995          $748           $0                                        $748
                                              ===========   ==========   ===========   ============    ===========


Capital expenditures                  1997          $949       $1,422          $475                        $2,846
                                              ===========   ==========   ===========   ============    ===========

                                      1996        $1,291       $3,518       ($2,802)                       $2,007
                                              ===========   ==========   ===========   ============    ===========

                                      1995        $5,998      $18,621        $5,984                       $30,603
                                              ===========   ==========   ===========   ============    ===========


Identifiable assets                   1997      $107,629      $76,635       $33,277        ($1,245)      $216,296
                                              ===========   ==========   ===========   ============    ===========

                                      1996      $116,439      $80,156       $33,307        ($1,245)      $228,657
                                              ===========   ==========   ===========   ============    ===========

                                      1995       $97,782      $95,201      $173,655                      $366,638
                                              ===========   ==========   ===========   ============    ===========

25.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)
For the Year Ended September 30,


                                          1997            1996
                                     --------------  -------------
Revenues
 First Quarter                        $ 25,407,839    $ 68,819,729
 Second Quarter                         27,482,291      29,087,369
 Third Quarter                          27,515,988      25,950,026
 Fourth Quarter                         24,582,553      24,575,149
                                      ------------    ------------
                                      $104,988,671    $148,432,273
                                      ============    ============

Operating Income (Loss)
 First Quarter                        $    571,481    $ 42,675,303
 Second Quarter                          2,984,164       2,654,433
 Third Quarter                           2,743,128        (369,839)
 Fourth Quarter                         (1,235,118)     (3,809,431)
                                      ------------    ------------
                                      $  5,063,655    $ 41,150,466
                                      ============    ============

Net Income (Loss)
 before extraordinary item
 First Quarter                        $ (3,470,357)   $ 23,634,041
 Second Quarter                         (1,926,611)     (2,414,444)
 Third Quarter                          (2,350,897)     (4,171,089)
  Fourth Quarter                        (5,965,427)     (7,309,272)
                                      ------------    ------------
                                      $(13,713,292)   $  9,739,236
                                      ============    ============

Net Income (Loss) before
 extraordinary net
 per common share
 First Quarter                        $       (.56)   $       3.81
 Second Quarter                               (.31)           (.39)
 Third Quarter                                (.38)           (.67)
 Fourth Quarter                               (.96)          (1.18)
                                      ------------    ------------
                                      $      (2.21)    $      1.57
                                      ============    ============
Net Income (Loss)
 First Quarter                        $ (3,470,357)   $ 23,634,041
 Second Quarter                         (1,926,611)      5,440,263
 Third Quarter                          (1,978,574)     (4,171,089)
 Fourth Quarter                         (4,241,512)     (7,309,272)
                                      ------------    ------------
                                      $(11,617,054)   $ 17,593,943
                                      ============    ============
Net Income (Loss)
per Common Share
 First Quarter                        $       (.62)   $       3.76
 Second Quarter                               (.37)            .82
 Third Quarter                                (.38)           (.73)
 Fourth Quarter                               (.75)          (1.24)
                                      ------------    ------------
                                      $      (2.12)   $       2.61
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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

    The information regarding the directors and executive officers of the Company to be included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

    (b) Reports on Form 8-K filed during the last quarter of 1997.

        None

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

  3.2    Certificate of Designation for Exchangeable Redeemable Preferred Stock.
         (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-4 (No. 33-
         67864) and incorporated herein by reference.)

  4.1    Indenture dated as of June 15, 1983 between Hacienda Resorts, Inc. and
         Valley Bank of Nevada, as Trustee, with respect to the Company's 10-
         1/4% Subordinated Sinking Fund Debentures due 1998. (Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement of Hacienda Resorts, Inc. on Form S-1 (No. 2-
         82796) and incorporated herein by reference.)

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

 10.7 Form of Subordination Provision relating to the Bonds (included as an Exhibit to the Pioneer Indenture).(1)

 10.8    Form of Pari Passu Certificate relating to the Bonds (included as an
                 ---- -----
         exhibit to the Pioneer Indenture).(1)



Exhibit
  No.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------
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

 10.14   Promissory Note in the amount of $4,500,000 dated September 1, 1987 from Sahara Las Vegas to the Partnership.(2)

 10.15   First Supplemental Indenture to Pioneer Indenture dated as of December
         21, 1990 among Pioneer Finance, and Sahara Casino Partners, L.P. and
         Security Pacific National Bank. (4)

 10.16 Promissory Note in the amount of $2,760,079 dated October 10, 1990 executed by Santa Fe Operating Limited Partnership in favor of Deutsche
         Credit Corporation, collateralized by equipment. (5)

 10.17 Lease agreement for signage dated April 29, 1991 between SNET as Lessor and Santa Fe Operating Limited Partnership as Lessee. (5)

 10.18   Second Supplemental Indenture dated as of September 30, 1993 between
         Sahara Resorts, Sahara Gaming Corporation and Nevada State Bank, as
         Trustee, with respect to 10-1/4% Subordinated Sinking Fund Debentures.
         (7)

 10.19   Sahara Gaming Corporation's 1993 Key Employee Stock Option Plan. (7)

 10.20   Lease Agreement, dated May 26, 1993, between City of Parkville,
         Missouri, and Sahara Casino Partners, L.P., was previously filed with the Commission as Exhibit 10.86 to the Company and Santa Fe Hotel
         Inc.'s Registration Statement on Form S-1 (No. 33-70286) (8)

 10.21   Amendment to Lease Agreement, made as of September 7, 1993, by Sahara
         Casino Partners, L.P., and the City of Parkville, Missouri (8)



Exhibit
  No.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.22   Second Amendment to Lease Agreement, made as of December 27, 1993, by
         Sahara Parkville, Inc. and the City of Parkville, Missouri (8)

 10.23   Landlord's Consent, Estoppel Certificate and Third Amendment to Lease
         Agreement, entered into on December 27, 1993, by and between the City of Parkville, Missouri, Sahara Parkville, Inc., IBJ Schroeder Bank &
         Trust Company, and Santa Fe Hotel Inc. (8)

 10.24   Fourth Amendment to Lease Agreement, made as of January 18, 1994 by
         Sahara Parkville, Inc and the City of Parkville, Missouri (8)

 10.25   Fifth Amendment to Lease Agreement, made as of January 18,1994, by
         Sahara Parkville, Inc. and the City of Parkville, Missouri (8)

 10.26   Sixth Amendment to Lease Agreement dated June 30, 1995 by Sahara
         Parkville, Inc., and the City of Parkville, Missouri. (11)

 10.27   Development Agreement by Sahara Parkville, Inc. and the City of
         Parkville, Missouri (8)

 10.28   Amendment to Development Agreement, dated January 18, 1994, by Sahara
         Parkville, Inc. and the City of Parkville, Missouri (8)

 10.29   Second Amendment to Development Agreement, dated October 28, 1994, by
         Sahara Parkville, Inc. and the City of Parkville, Missouri  (8)

 10.30   Third Amendment to Development Agreements dated June 30, 1995 by
         Sahara Parkville, Inc. and the City of Parkville, Missouri. (11)

 10.31 Agreement for Purchase and Sale dated as of January 10, 1995 by and among Hacienda Hotel Inc., Sahara Gaming Corporation, as Guarantor, and
         William G. Bennett. (9)

 10.32   Letter of Modification and Clarification by and between Hacienda Hotel
         Inc., Sahara Gaming Corporation, as Guarantor, and William G. Bennett dated March 3, 1995. (10)

 10.33 Assignment and Consent to Assignment of Agreement for Purchase and Sale dated January 10, 1995 by and among Hacienda Hotel Inc., Sahara Gaming
         Corporation, as Guarantor, and William G. Gennett to Circus Circus
         Enterprises, Inc. dated March 5, 1995. (10)

 10.34   Sale and Purchase Contract dated November 7, 1995 by and between Sahara
         Gaming Corporation and Argasy Gaming Company. (12)



Exhibit
  No.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.35   Promissory Note dated June 14, 1995 issued by Santa Fe Hotel, Inc. in favor of Sahara Nevada Corp. (12)

 10.36   Hacienda Adventure Club Acquisition and Assignment Agreement dated
         September 29, 1995 by and between Hacienda Hotel, Inc. and Resort
         Marketing International and Brett Torino. (12)

 10.37   Camperland Responsibility Agreement dated August 31, 1995 by and among
         Hacienda Hotel, Inc., Sahara Gaming Corporation and Pinkless, Inc. (12)

 10.38   Assignment Agreement dated October 2, 1995 by and between Howard Hughes
         Properties, Limited Partnership and Sahara Las Vegas Corp. and Guaranty
         Agreement dated October 2, 1995 by and between Howard Hughes
         Properties, Limited Partnership and Sahara Las Vegas Corp. (12)

 10.39   Lease Modification Letter dated August 24, 1995 by and between Wet N'
         Wild Nevada, Inc. and Sahara Corporation. (12)

 10.40   Note Purchase Agreement, dated as of January 16, 1996, by and among
         Sahara Gaming Corporation, Sahara Las Vegas Corp. and SunAmerica Life
         Insurance Company. (13)

 10.41   Deed of Trust, Fixture Filing and Financing Statement and Security
         Agreement with Assignment of Rents, dated as of January 16, 1996, by and among Sahara Las Vegas Corp., as trustor, Stewart Title of Nevada, as trustee, and SunAmerica Life Insurance Company, as beneficiary. (13)

 10.42   Security Agreement, dated as of January 16, 1996, by and between Sahara
         Las Vegas Corp. and SunAmerica Life Insurance Company. (13)

 10.43   Guaranty, dated as of January 16, 1996, made by Sahara Gaming
         Corporation in favor of SunAmerica Life Insurance Company. (13)

 10.44   Master lease agreement by and between Videotronics, Inc. and Santa Fe
         Hotel Inc. dated January 31, 1996. (14)

 10.45   Guaranty of lease by Sahara Gaming Corporation dated January 31, 1996.
         (14)

 10.46   Notice, Consent and Acknowledgment of Assignment by and between
         Videotronics, Inc. (Lessor), Santa Fe Hotel, Inc. (Lessee), Sahara
         Gaming Corporation (Guarantor), PDS Financial Corporation (Assignee)
         and Miller & Schroeder Investments Corporation dated January 31, 1996.
         (14)



Exhibit
  No.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.47   Master lease agreement by and between Videotronics, Inc. and Santa Fe
         Hotel, Inc. dated April 15, 1996. (14)

 10.48   Guaranty of lease by Santa Fe Gaming Corporation dated April 15, 1996.
         (14)

 10.49 Notice, Consent and Acknowledgment of Assignment by and between Videotronics, Inc. (Lessor), Santa Fe Hotel, Inc. (Lessee), PDS
         Financial Corporation and the Buyers dated May 9, 1996. (14)

 10.50 Master lease agreement by and between PDS Financial Corporation and Santa Fe Hotel, Inc. dated May 30, 1996. (15)

 10.51   Lease schedule No. 1 by and between PDS Financial Corporation and Santa
         Fe Hotel, Inc. dated May 30, 1996. (15)

 10.52 Purchase/Renewal option by and between PDS Financial Corporation and Santa Fe Hotel, Inc. dated May 30, 1996. (15)

 10.53   Amended and Restated Hacienda Adventure Club Acquisition and Assignment
         Agreement by and among Hacienda Hotel Inc., Resorts Marketing
         International Alpine-Oasis Membership, L.L.C. and Brett Torino dated
         July 18, 1996. (15)

 10.54   Guaranty of Payment and Performance (Sahara Gaming Corporation) dated
         July 18, 1996. (15)

 10.55   Guaranty of Payment and Performance (Oasis Las Vegas Motor Coach Park,
         L.P.) dated July 24, 1996. (15)

 10.56   Master lease agreement by and between CJ's Classics, Inc. and Santa Fe
         Hotel, Inc. dated August 15, 1996. (16)

 10.57   Lease schedule No. 1 by and between CJ's Classics, Inc. and Santa Fe
         Hotel, Inc. dated August 15, 1996. (16)

 10.58   Purchase/Renewal option by and between CJ's Classics, Inc. and Santa Fe
         Hotel, Inc. dated August 15, 1996. (16)

 10.59   Master lease agreement by and between CJ's Classics, Inc. and Pioneer
         Hotel, Inc. dated August 15, 1996. (16)

 10.60   Lease schedule No. 1 by and between CJ's Classics, Inc. and Pioneer
         Hotel, Inc. dated August 15, 1996. (16)



Exhibit
  No.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.61   Purchase/Renewal option by and between CJ's Classics, Inc. and Pioneer
         Hotel, Inc. dated August 15, 1996. (16)

 10.62   Option Agreement by and between Santa Fe Gaming Corporation and Pat
         Clark dated November 13, 1996. (16)

 10.63   Master lease agreement by and between Videotronics, Inc. and Santa Fe
         Hotel Inc. dated September 16, 1996. (16)

 10.64   Lease Schedule No 1 by and between Videotronics, Inc. and Santa Fe
         Hotel Inc. dated September 16, 1996. (16)

 10.65   Purchase/renewal option by and between Videotronics, Inc. and Santa Fe
         Hotel Inc. dated September 16, 1996. (16)

 10.66   Guaranty of Lease (Santa Fe Gaming Corporation) dated September 16,
         1996. (16)

 10.67 Notice, Consent and Acknowledgment of Assignment by and between Videotronics, Inc. (Lessor), Santa Fe Hotel, Inc. (Lessee) and PDS
         Financial Corporation (Assignee) dated September 16, 1996. (16)

 10.68   Amendment to Note Purchase Agreement by and among Santa Fe Gaming
         Corporation, Sahara Las Vegas Corp. and SunAmerica Life Insurance
         Company dated as of December 27, 1996. (16)

 10.69   Employment Agreement by and between Santa Fe Gaming Corporation and
         Thomas K. Land dated October 1, 1996. (17)

 10.70   Sahara Las Vegas Corp. Tranche A Note due December 15, 1999, dated July
         31, 1997 (18)

 10.71   Casino Properties Guaranty dated July 29, 1997 (18)

 10.72   Sahara Resorts Guaranty dated July 29, 1997 (18)

 10.73   Hacienda Hawaiian Guaranty dated July 29, 1997 (18)

 10.74   First Amendment to Company Security Agreement dated July 29, 1997 (18)

 10.75   Sahara Resorts Pledge Agreement dated July 29, 1997 (18)

 10.76   Company Pledge Agreement dated July 29, 1997 (18)



Exhibit
  No.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.77   Casino Properties Pledge Agreement dated July 29, 1997 (18)

 10.78   Hacienda Hawaiian Pledge Agreement dated July 29, 1997 (18)

 10.79   Second Amended and Restated Note Purchase Agreement dated as of
         November 25, 1997 among Registrant, SLVC and the holders named therein.
         (19)

 10.80   Form of Tranche A Promissory Note. (19)

 10.81   Form of Tranche B Promissory Note. (19)

 10.82   Second Amendment to Deed of Trust, Fixture filing and Financing
         Statement and Security Agreement with Assignment of Rents executed and delivered on November 25, 1997 by SLVC in favor of SunAmerica Life
         Insurance Company, as Collateral Agent. (19)

 10.83 Second Amendment to Security Agreement executed and delivered on November 25, 1997 between SLVC and SunAmerica Life Insurance
         Company, as Collateral Agent. (19)

 10.84   Deed of Trust, Fixture Filing and Financing Statement and Security
         Agreement with Assignment of Rents executed and delivered on November
         25, 1997 by SLVC in favor of SunAmerica Life Insurance Company, as
         Collateral Agent. (19)

 10.85   Second Amendment to Subordination, Non-Disturbance and Attornment
         Agreement dated November 25, 1997 among SLVC, Wet 'N Wild Nevada,
         Inc. And SunAmerica Life Insurance Company, as Collateral agent. (19)

 10.86 Second Amendment to the Environmental Indemnity Agreement executed and delivered on November 25, 1997 by Registrant and SLVC in favor of SunAmerica Life Insurance Company, as Collateral Agent. (19)

 10.87   Environmental Indemnity Agreement issued by Registrant and SLVC on
         November 25, 1997 in favor of SunAmerica Life Insurance Company, as
         Collateral Agent. (19)

 10.88 Consent to Amendment and Restatement delivered on November 25, 1997 by Registrant, Sahara Resorts, Casino Properties, Inc. and Hacienda
         Hawaiian Properties, Inc. (19)



Exhibit
  No.                         DESCRIPTION OF EXHIBIT
-------                       ----------------------
 10.89   Intercreditor Agreement dated as of November 25, 1997 among SunAmerica
         Life Insurance Company and Credit Suisse First Boston Mortgage Capital
         LLC. (19)

 22.     Subsidiaries of the Company.  (6)

 23.1    Consent of Deloitte & Touche LLP

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

(8) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-K for the year ended September 30, 1994.

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

(12) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-K for the year ended September 30, 1995.

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

(16) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-K for the year ended September 30, 1996.

(17) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended December 31, 1996.

(18) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 1997.

(19) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated December 4, 1997.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SANTA FE GAMING CORPORATION


December 23, 1997                  By: /s/ Paul W. Lowden
                                      ------------------------------------------
                                      Paul W. Lowden, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                 Title                                 Date
     ---------                 -----                                 ----
/s/ Paul W. Lowden       Chairman of the Board and President   December 23, 1997
-----------------------  (Principal Executive Officer)
Paul W. Lowden

/s/ William J. Raggio    Director                              December 23, 1997
-----------------------
William J. Raggio

/s/ James W. Lewis       Director                              December 23, 1997
-----------------------
James W. Lewis

/s/ Suzanne Lowden       Director                              December 23, 1997
-----------------------
Suzanne Lowden

/s/ John Delaney         Director                              December 23, 1997
-----------------------
John Delaney

/s/ Thomas K. Land       Director and Chief Financial Officer  December 23, 1997
-----------------------  (Principal Financial and Accounting
Thomas K. Land           Officer)
