Form 10-Q
period 1997-12-31
SANTA FE GAMING CORP
filed 1998-02-17
CIK 812482

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934    For the transition period from ______ to _____

COMMISSION FILE NUMBER: 1-9481

                             SANTA FE GAMING CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant  as specified in its charter)

        NEVADA                                          88-0304348
--------------------------------        ----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer  Identification  Number)
incorporation or organization)

                    4949 N. RANCHO DRIVE, LAS VEGAS, NEVADA  89130
--------------------------------------------------------------------------------
                 (Address of principal executive office and zip code)

                                    (702) 658-4300
               -------------------------------------------------------
                (Registrant's  telephone  number, including area code)

            -------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

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
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES        NO
                          -----     -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       6,195,356                  as of       February 13, 1998
----------------------------------     -----------------------------
     Amount  Outstanding                            Date

                     SANTA FE GAMING CORPORATION AND SUBSIDIARIES

                                        INDEX

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

     Item 1. Consolidated Condensed Financial Statements

               Balance sheets at December 31, 1997
               (unaudited) and September 30, 1997. . . . . . . . . . . . . . 2

               Statements of Operations for the three months
               ended December 31, 1997 and 1996 (unaudited). . . . . . . . . 3

               Statement of Changes in Stockholders' Equity
               for the three months ended December 31, 1997
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . 4

               Statements of Cash Flows for the three months
               ended December 31, 1997 and 1996 (unaudited). . . . . . . . . 5

               Notes to Consolidated Condensed Financial
               Statements (unaudited). . . . . . . . . . . . . . . . . . . . 6

               Independent Accountants'  Review Report . . . . . . . . . . .11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .12


PART II.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .21


                     SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                    December 31,        September 30,
             ASSETS                                                     1997                1997
---------------------------------------------------                 ------------        -------------
                                                                      (Unaudited)
Current assets:
  Cash and short-term investments                                   $ 23,063,562         $15,146,217
  Accounts receivable, net                                               938,713             910,867
  Inventories                                                          1,410,472           1,248,199
  Prepaid expenses & other                                             3,506,933           3,546,812
  Assets held for sale                                                 1,605,000           1,605,000
                                                                    ------------        ------------

Total current assets                                                  30,524,680          22,457,095

Land held for development                                             36,589,065          36,589,065

Property and equipment, net                                          103,454,807         104,161,796

Goodwill, net                                                         44,283,271          44,641,391

Other assets                                                          11,220,641           8,446,931
                                                                    ------------        ------------

Total assets                                                        $226,072,464        $216,296,278
                                                                    ------------        ------------
                                                                    ------------        ------------
LIABILITIES and STOCKHOLDERS' EQUITY
---------------------------------------------------
Current liabilities:
  Current portion of long-term debt                                  $71,512,978          $6,644,979
  Accounts payable                                                     5,123,081           5,117,059
  Interest payable                                                     1,860,677           6,612,750
  Accrued and other liabilities                                        7,816,534           6,525,215
  Debt due upon sale of assets                                         1,559,000           1,559,000
                                                                    ------------        ------------

Total current liabilities                                             87,872,270          26,459,003

Long-term debt - less current portion                                121,811,429         168,978,838

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                       61,954              61,954
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-8,856,651 shares                   20,848,557          20,469,492
  Additional paid-in capital                                          51,513,504          51,513,504
  Accumulated deficit                                                (55,947,476)        (51,098,739)
                                                                    ------------        ------------
      Total                                                           16,476,539          20,946,211

  Less treasury stock - 4,875 shares, at cost                            (87,774)            (87,774)
                                                                    ------------        ------------

Total stockholders' equity                                            16,388,765          20,858,437
                                                                    ------------        ------------

Total liabilities and stockholders' equity                          $226,072,464        $216,296,278
                                                                    ------------        ------------
                                                                    ------------        ------------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                   SANTA FE  GAMING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                       Three Months        Three Months
                                                           Ended               Ended
                                                     December 31, 1997   December 31, 1996
                                                     -----------------   -----------------
Revenues:
  Casino                                                   $21,979,911         $19,877,173
  Hotel                                                      1,433,934           1,539,884
  Food and beverage                                          5,327,218           5,272,243
  Other revenues                                             1,868,478           1,941,283
                                                     -----------------   -----------------

Gross revenues                                              30,609,541          28,630,583

  Less casino promotional allowances                        (3,250,295)         (3,222,744)
                                                     -----------------   -----------------

Net operating revenues                                      27,359,246          25,407,839
                                                     -----------------   -----------------

Operating expenses:
  Casino                                                    10,880,832          10,630,817
  Hotel                                                        449,023             414,718
  Food and beverage                                          3,377,624           3,915,410
  Other operating expenses                                     767,182             767,825
  Selling, general & administrative                          3,043,168           2,586,103
  Corporate expenses                                           816,117             812,080
  Utilities & property expenses                              3,285,940           2,981,869
  Depreciation & amortization                                3,132,762           2,727,536
                                                     -----------------   -----------------

Total operating expenses                                    25,752,648          24,836,358
                                                     -----------------   -----------------

Operating income                                             1,606,598             571,481

Interest expense                                             6,076,270           5,645,112
                                                     -----------------   -----------------

Loss before income tax benefit                              (4,469,672)         (5,073,631)

Federal income tax benefit                                           0          (1,603,274)
                                                     -----------------   -----------------

Net loss                                                    (4,469,672)         (3,470,357)

Dividends paid or accrued on preferred shares                  379,065             379,065
                                                     -----------------   -----------------

Net loss applicable to common shares                       ($4,848,737)        ($3,849,422)
                                                     -----------------   -----------------
                                                     -----------------   -----------------

Average common shares outstanding                            6,195,356           6,195,356
                                                     -----------------   -----------------
                                                     -----------------   -----------------

Loss per common share:
  net loss                                                      ($0.72)             ($0.56)
  dividends paid or accrued on preferred shares                 ($0.06)             ($0.06)
                                                     -----------------   -----------------

Loss per common share                                           ($0.78)             ($0.62)
                                                     -----------------   -----------------
                                                     -----------------   -----------------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                   SANTA FE GAMING CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (UNAUDITED)


                                                                Additional
                                      Common      Preferred       Paid-in      Accumulated      Treasury
                                       Stock        Stock         Capital        Deficit          Stock          Total
                                      -------    -----------    -----------   ------------     ----------    -----------
Balances, October 1, 1997             $61,954    $20,469,492    $51,513,504   ($51,098,739)      ($87,774)   $20,858,437

Net loss                                                                        (4,469,672)                   (4,469,672)

Preferred stock dividend accrued                     379,065                      (379,065)                            0
                                      -------    -----------    -----------   ------------     ----------    -----------

Balances, December 31, 1997           $61,954    $20,848,557    $51,513,504   ($55,947,476)      ($87,774)   $16,388,765
                                      -------    -----------    -----------   ------------     ----------    -----------
                                      -------    -----------    -----------   ------------     ----------    -----------


See the accompanying Notes to Consolidated Condensed Financial Statements.

                    SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                             Three Months       Three Months
                                                                 Ended               Ended
                                                           December 31, 1997   December 31, 1996
-----------------------------------------------------      -----------------   -----------------
Cash flows from operating activities:
 Cash and short-term investments used in operations               ($930,398)          ($300,601)
   Increase in accounts receivable, net                             (27,846)           (300,491)
   Increase in accounts receivable, officer                               0             (12,648)
   Increase in inventories                                         (162,273)            (84,821)
   Decrease  in prepaid expenses & other                             39,880              94,031
   Increase in deferred income taxes                                      0          (1,603,274)
   Increase in other assets                                      (3,376,380)         (1,225,970)
   Increase (decrease) in accounts payable                          371,040            (846,927)
   Decrease in interest payable                                  (4,752,073)         (5,037,292)
   Increase in accrued and other liabilities                      1,411,637           3,578,512
                                                           ----------------    ----------------

Net cash used in operating activities                            (7,426,413)         (5,739,481)
                                                           ----------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                          (1,428,031)           (236,576)
                                                           ----------------    ----------------

Net cash used in investing activities                            (1,428,031)           (236,576)
                                                           ----------------    ----------------

Cash flows from financing activities:
   Cash proceeds of long-term debt                               57,500,000           1,559,000
   Cash paid on long-term debt                                  (40,728,211)         (1,211,094)
                                                           ----------------    ----------------

Net cash provided by financing activities                        16,771,789             347,906
                                                           ----------------    ----------------

Increase (decrease) in cash and short-term investments            7,917,345          (5,628,151)

Cash and short-term investments,
 beginning of period                                             15,146,217          17,497,824
                                                           ----------------    ----------------

Cash and short-term investments,
 end of period                                                  $23,063,562         $11,869,673
                                                           ----------------    ----------------
                                                           ----------------    ----------------



See the accompanying Notes to Consolidated Condensed Financial Statements.

                     SANTA FE GAMING CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (unaudited)


NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993.
The Company's primary business operations are conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company owns real estate adjacent to the Santa Fe, and through an indirect wholly-owned subsidiary of the Company, Sahara Las Vegas Corp. ("SLVC"), on Las Vegas Boulevard South and in Henderson, Nevada, for possible development opportunities.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1997. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at December 31, 1997, the results of its operations for the three month periods ended December 31, 1997 and 1996, the changes in stockholders' equity for the three month period ended December 31, 1997, and cash flows for the three month periods ended December 31, 1997 and 1996.

Certain reclassifications have been made in the 1996 consolidated financial statements in order to conform to the presentation used in 1997.

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

Recently Adopted Accounting Standard

During the quarter ended December 31, 1997, the Company adopted Statement of
Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share."   SFAS
No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred a net loss during the three-month period ended December 31, 1997 and 1996, both basic and diluted per share calculations are based upon average shares outstanding of 6,195,356 during this period. The effect of options outstanding to purchase common shares was not included in diluted calculations during the quarter ended December 31, 1996. Diluted net income per share during the first quarter ended December 31, 1997 is determined considering the dilutive effect of outstanding stock options. The effect of options outstanding to purchase common shares was not included in diluted calculations during the quarter ended December 31, 1997 since the exercise price of such options was greater than the average price of the Company's common shares.

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

At December 31, 1997, approximately $6.7 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of December 31, 1997, SFHI did not meet the conditions precedent to making a distribution to the Company.

At December 31, 1997, approximately $12.7 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% First Mortgage Notes due 1998 ("13 1/2% Notes") of Pioneer Finance Corp. were issued. As of December 31, 1997, PHI did not meet the conditions precedent to making a distribution to the Company.

At December 31, 1997, approximately $2.1 million of the Company's consolidated cash and short-term investments was held by SLVC and was subject to certain restrictions and limitations on its use by the terms of $57.5 million principal amount of notes due 1999 ("SLVC Notes") of SLVC was issued.

NOTE 3 - ASSETS HELD FOR SALE

In November 1997, the Company entered into an agreement to sell the 22 acre parcel of land next to the Santa Fe for approximately $3.6 million. The agreement is subject to certain contingencies and will terminate if closing does not occur before May 15, 1998. At closing, the buyer may elect to pay half the purchase price in cash, approximately $1.8 million, and execute a promissory note in favor of the Company for the balance. The promissory note will bear interest a the prime rate and mature on May 15, 1998. The promissory note may be extended for six months at an interest rate of four percent above the prime rate and the payment of 10% of the principal balance.

NOTE 4 - CURRENT PORTION OF LONG-TERM DEBT

As of December 31, 1997, the Company's current liabilities exceeded current assets by $57.3 million. The Company has approximately $71.5 million in current maturities of long-term debt due to third parties during the twelve-month period ending December 31, 1998, comprised primarily of $5.5 million principal amount of 10 1/4% Subordinated Debentures due June 1998 (the "10 1/4% Debentures"), $60.0 million of principal amount of 13 1/2% Notes due December 1998 issued by Pioneer Finance Corporation and guaranteed by the Company (the "13 1/2% Notes"), a $4.8 million balloon payment due on the note payable by the Company to Sierra Construction Corp. ("Sierra Construction") due December 1998 and principal amortization payments under other notes payable and capital leases. The scheduled maturities applicable to third party debt under other notes payable and capital leases at SFHI and PHI during the twelve month period ending December 31, 1998 are $800,000 and $100,000, respectively.

Although management has in the past and is currently exploring refinancing or debt modification alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy the current maturities of long-term debt obligations as they become due in the twelve month period ending December 31, 1998, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets. The Company has no arrangements for any such refinancings, modifications, disposition or other financings. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such refinancings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, and if the holders of the various debt instruments were to demand payment upon the maturity dates, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

NOTE 5 - LONG-TERM DEBT

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

NOTE 6 - LEASES

In November 1997, SFHI amended the terms of operating leases for gaming and other equipment to extend the term of the leases from up to 36 months to 48 months, to defer payment on the leases until August 1998, to increase lease payments from August 1998 to the termination of the leases to $253,000 per month and to replace older gaming equipment with new equipment. In January 1998, the Company entered into operating leases for an additional 200 slot and video poker machines with terms for 36 months. Lease payments in the aggregate, commencing in August 1998, will be approximately $300,000 per month.

In December 1997, PHI purchased gaming equipment subject to operating leases for approximately $1.1 million. Monthly lease payments for gaming equipment will decrease by $44,000 as a result.

NOTE 7 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the three month periods ended December 31, 1997 and 1996 is presented below:


                                                  (dollars in thousands)
                                                    1997          1996
                                                   -------       -------
  Cash paid during the period  for interest,
  net of amount capitalized of $108,337 and
  $-0- for 1997 and 1996, respectively             $10,287       $10,358
                                                   -------       -------
                                                   -------       -------


8. SUPPLEMENTAL STATEMENT OF  SUBSIDIARY INFORMATION -
    FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     THE COMPANY'S PRIMARY OPERATIONS ARE IN THE HOTEL/CASINO INDUSTRY AND IN FISCAL YEARS 1997 AND 1996 WERE CONDUCTED THROUGH PHI AND SFHI. OTHER BELOW INCLUDES FINANCIAL INFORMATION FOR THE COMPANY'S OTHER OPERATIONS BEFORE ELIMINATING ENTRIES. IDENTIFIABLE ASSETS LISTED BELOW EXCLUDES BALANCES DUE BETWEEN AFFILIATES. IN ADDITION TO THE FINANCIAL INFORMATION FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996, AS SET FORTH IN THE TABLE BELOW, SEE NOTES 2 AND 4 FOR ADDITIONAL DISCUSSION OF SUBSIDIARY OPERATIONS.


(dollars in thousands)                   YEAR        PHI          SFHI        OTHER     ELIMINATIONS    TOTAL
---------------------                    ----     --------      -------      -------    ------------  --------
  OPERATING REVENUES                     1997     $  9,910      $17,143      $   457           $(151) $ 27,359
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
                                         1996     $  9,929      $15,197      $   669           $(387) $ 25,408
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------

  OPERATING INCOME (LOSS)                1997     $   (320)     $ 2,711      $  (684)          $(100) $  1,607
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
                                         1996     $   (250)     $   759      $   212           $(150) $    571
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
  INTEREST EXPENSE                       1997     $  2,045      $ 3,336      $   795           $(100) $  6,076
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
                                         1996     $  1,974      $ 3,235      $   586           $(150) $  5,645
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
  DEPRECIATION AND AMORTIZATION          1997     $  1,433      $ 1,443      $   257                  $  3,133
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
                                         1996     $  1,400      $ 1,288      $    40                  $  2,728
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
  RENTS                                  1997     $    307      $   604                               $    911
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
                                         1996     $    278      $   617                               $    895
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
  CAPITAL EXPENDITURES                   1997      $ 1,278         $290          $17                  $  1,585
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
                                         1996      $   233         $160         $126                  $    519
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
  IDENTIFIABLE ASSETS                    1997      $97,525      $74,522      $55,270         ($1,245) $226,072
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------
                                         1996     $112,574      $78,551      $32,349         ($1,245) $222,229
                                                  --------      -------      -------    ------------  --------
                                                  --------      -------      -------    ------------  --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Santa Fe Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Santa Fe Gaming Corporation and subsidiaries (the "Company") as of December 31,
1997, the related consolidated condensed statements of operations and of cash flows for the three-month periods ended December 31, 1997 and 1996, and of stockholders' equity for the three-month period ended December 31, 1997 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Santa Fe Gaming Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 8, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of September 30, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the consolidated condensed financial statements, as of December 31, 1997 the Company's current liabilities exceeded current assets by $57.3 million, which is due to $71.5 million in current maturities of long term debt due to third parties during the twelve-months ended December 31, 1998. Management of the Company is exploring alternatives to address the $71.5 million current maturities of long term debt, which consists primarily of the Pioneer Hotel, Inc. 13 1/2% Notes of $60 million, including, but not limited to, disposition of asset, modifications to existing lease agreements, a possible reduction of indebtedness or refinancing of modification of the 13 1/2% Notes. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, and if the holders of the various debt instruments were to demand payment upon the maturity dates, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries. Although management has in the past and is currently exploring refinancing alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy long-term debt obligations as they become due, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets.


DELOITTE & TOUCHE LLP


Las Vegas, Nevada
February 13, 1998

                             SANTA FE GAMING CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

CONSOLIDATED

Consolidated revenues for the three month period ended December 31, 1997 were $27.4 million, a $2.0 million, or 7.7%, increase from $25.4 million for the same
period in 1996.   Revenues increased by $1.9 million at  the Santa Fe Hotel and
Casino (the "Santa Fe") and were unchanged at the Pioneer Hotel and Gambling Hall (the "Pioneer").

Consolidated operating income for the three month period ended December 31, 1997 was $1.6 million, a $1.0 million, or 181.1%, increase from $600,000 for the same period in 1996. Operating income increased by $1.9 million at the Santa Fe and decreased by $100,000 at the Pioneer.

Consolidated interest expense for the three month period ended December 31, 1997 was $6.1 million, a $500,000 increase compared to $5.6 million for the same period in 1996. Interest expense increased by $100,000 at the Santa Fe in the 1997 period due to increased indebtedness outstanding under a $5.0 million revolving note issued to the Company in December 1996. Interest expense of Sahara Las Vegas Corp. ("SLVC") increased by $300,000 in the 1997 period due to the issuance of $37.5 million principal amount of additional notes in November 1997.

Consolidated net loss before income taxes for the three month period ended December 31, 1997 was $4.5 million, a $600,000 decrease compared to net loss of $5.1 million in the same period in the prior year. Net loss before income taxes decreased by $1.8 million at the Santa Fe and increased by $100,000 at the Pioneer.

Santa Fe Gaming Corporation ("the Company") did not record an income tax benefit in the current quarter due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. Consolidated net loss, applicable to common shares was $4.8 million compared to $3.8 million in the prior year period.

SANTA FE

Revenues at the Santa Fe increased 12.8%, or $1.9 million, in the three months ended December 31, 1997 to $17.1 million as compared to $15.2 million in the same period in the prior year. Casino revenues increased 17.7%, or $2.0 million, to $13.4 million from $11.4 million when compared to the same three month period of 1996.

Operating expenses were unchanged. Casino expenses increased by 4.0%, or $200,000, primarily due to increased payroll expenses. Selling, general and administrative expenses increased by 6.0%, or $100,000 and depreciation and amortization expense increased 12.0%, or $200,000. Such increases were offset by cost control related decreases of 18.7% or $500,000 in food and beverage expenses. Operating income for the period increased $1.9 million, or 257.0%, to $2.7 million in 1997 from $800,000 in 1996.

Santa Fe Hotel, Inc. ("SFHI") is negotiating with the Teamsters, Operating Engineers, Culinary and Bartenders Unions ("Unions") with respect to collective bargaining agreements covering certain employees at the Santa Fe. If negotiations result in agreements between SFHI and the Unions, operating expenses are expected to increase. In the event negotiations fail to result in agreements, the Unions may call a strike, which would result in operating revenues being adversely affected. In either event, there would be a material adverse effect on the results of operations and financial condition of Santa Fe and the Company.

PIONEER

Revenues at the Pioneer were unchanged at $9.9 million in the December 1997 quarter compared to the prior year. Casino revenues were $8.6 million in 1997, representing an increase of 1.0%, or $100,000, compared to $8.5 million in the 1996 period. This was offset by a decrease in room revenue of $100,000.

Operating expenses increased $100,000, or .5%, to $10.2 million in the quarter ended December 31, 1997, primarily due to slight increases in utilities and
property expenses and depreciation and amortization expenses.   Accordingly,
operating income decreased by 28.3%, or $100,000, to a loss of $300,000 in the fiscal 1998 quarter from a loss of $200,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

As of December 31, 1997, the Company held cash and short-term investments of $23.1 million compared to $15.1 million at September 30, 1997. The Company's cash used for operations was $7.4 million for the three months ended December 31, 1997 as compared to $5.7 million for the prior year's quarter. Cash used for investing activities was $1.4 million and $200,000, during the three month periods ended December 1997 and 1996, respectively. This is principally due to
the acquisition of gaming equipment at the Pioneer in the current period.   Cash
provided from financing activities was $16.8 million in the three month period compared to $300,000 during the same period in 1996. The increase results from the issuance of $22.5 million of additional SLVC Notes in November 1997, with net proceeds to SLVC of approximately $20 million.

The Company's earnings before interest, taxes, depreciation, amortization and rents ("EBITDAR") were $5.7 million and $4.2 million for the three months ended December 31,

1997 and 1996, respectively.  EBITDAR for the 1997 three month period represents
 .81 times rent and interest expense, compared to .64 times rent and interest expense in the prior year three month period. The Company had approximately $900,000 in rent expenses in each of the three month periods ended December
31, 1997 and 1996. EBITDAR should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDAR is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDAR to be a useful tool for measuring the ability of the Company to service its debt.

DEBT OBLIGATIONS - The Company has approximately $71.5 million in current maturities of long term debt due to third parties during the twelve-month period ending December 31, 1998, comprised primarily of a $5.5 million principal amount of 10 1/4% Subordinated Debenture due June 1998 (the "10 1/4% Debentures"), $60.0 million of principal amount of 13 1/2% Notes due December 1998 issued by Pioneer Finance Corporation and guaranteed by the Company (the "13 1/2% Notes"), a $4.8 million balloon payment due on the note payable by the Company to Sierra Construction Corp. ("Sierra Construction") due December
1998 and principal amortization payments under other notes payable and capital leases. The scheduled maturities applicable to third party debt under other notes payable and capital leases at SFHI and PHI during the twelve month period ending December 31, 1998 are $800,000 and $100,000, respectively.

Although management has in the past and is currently exploring refinancing or debt modifications alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy the current maturities of long-term debt obligations as they become due in the twelve month period ending December 31, 1998, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets. The Company has no arrangements for any such refinancings, disposition or other financings. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such refinancings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, and if the holders of the various debt instruments were to demand payment upon the maturity dates, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

The Company had $121.8 million in long-term debt, net of current maturities and debt discount, as of December 31, 1997. Of such amounts, approximately $57.5 million and $66.3 million mature in December 1999 and December 2000, respectively, comprised primarily of $57.5 million of SLVC Notes due December 1999 (the "SLVC Notes"), issued by SLVC and guaranteed by the Company and $66 million of 11% Notes due December 2000 (the "11% Notes") issued by SFHI and guaranteed by the Company.

Debt agreements restrict the distribution of cash from certain of the Company's subsidiaries to the Company. Cash flow from SFHI and Pioneer Hotel, Inc. ("PHI") and SLVC, is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness of such subsidiaries. Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI, (collectively "Corporate") must rely on existing cash and available resources, including the 22 acre parcel of real property subject to a sales agreement, or, cause subsidiaries to dispose of or refinance assets, to provide liquidity to fund Corporate cash requirements including obligations that may arise as a result of the Company's guarantee of subsidiary debt.
See more detailed discussion of Liquidity for SLVC, PHI, SFHI and Corporate, below.

LIQUIDITY - CORPORATE - Approximately $4.8 million of the Company's current assets at December 31, 1997, including approximately $1.5 million of cash and short-term investments, was held by Corporate.

In November 1997, Corporate entered into an agreement to sell the 22 acre parcel of real property located adjacent to the Santa Fe. The sale is subject to several contingencies, and will terminate if such contingencies are not satisfied by May 15, 1998. If the sale is completed, the Company will receive consideration of approximately $3.6 million, comprised of $1.8 million in cash and a promissory note in the amount of $1.8 million, of which approximately $1.6 million would be required to retire debt against the property.

In December 1997, Corporate and SFHI amended the terms of a $5 million note due from SFHI to extend the maturity date until May 31, 1998. In addition, a $5 million revolving note facility due from SFHI was also modified to extend the maturity date until May 31, 1998.

Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate cash resources include interest income on, and approximately $10 million principal amount outstanding under two notes from SFHI which mature in May 1998. Corporate's principal uses of cash are for debt service, administrative and professional expenses of the parent company, and costs associated with the evaluation and development of proposed projects. Corporate debt service includes payment obligations on $5.5 million principal amount of the 10 1/4% Debentures, a $5.2 million note payable to Sierra Construction and a $1.6 million loan on a 22 acre parcel of land due December 1999. See "Debt Obligations" above.

Additional potential uses of cash by Corporate include the payment of a guaranteed tenant loan if the Company terminates the lease to which the parcel on Las Vegas Boulevard

South is subject (which loan had an outstanding balance of $5.2 million as of December 31, 1997) and the payment of $750,000 to the recreational vehicle park operator to which the Company transferred its rights and obligations relating to Camperland recreational vehicle group contracts if the operator chooses to relocate the Camperland membership to a mutually acceptable new location.

Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, are required to be paid in cash. In addition, the Company has the right to redeem the preferred stock for its liquidation preference or from and after September 30, 1998 to exchange in whole or in part the preferred stock at its liquidation preference for junior subordinated notes. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock to subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock or the redemption of the preferred stock. In the event not declared, dividends accrue on the preferred stock. The Company accrued the semi-annual preferred stock dividends due in March and September 1997. To the extent the Company accrues four consecutive semi-annual preferred stock dividends, the preferred stockholders will have the right to appoint two members to the Board of Directors at the next annual meeting of shareholders.
In March 1999, the dividend rate will increase to 11.0% from 8.0% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%.

Management believes that Corporate has sufficient working capital and available resources to meet its operating and debt service requirements through the twelve month period ending December 31, 1998, including the maturity of $5.5 million principal amount of 10 1/4% Debentures in June 1998 and the $4.8
million note due Sierra Construction in December 1998.   Available resources
includes proceeds that may be available from the sale of real property and repayment of up to approximately $10 million principal amount due to the Company from SFHI discussed above, or from the sale of the notes due from SFHI to third parties. No assurance can be given that the Company would have available resources to satisfy the outstanding indebtedness. Management is also exploring other alternatives to satisfy the outstanding indebtedness.

The Company has guaranteed the debt of its subsidiaries PHI, SLVC and SFHI, including $60 million principal amount of 13 1/2 Notes due December 1998. Furthermore, in the event that cash at SLVC, SFHI or PHI is insufficient to meet liquidity requirements, Corporate may make contributions or, to the extent permitted by financing arrangements, loans to either SLVC, SFHI or PHI to prevent an event of default under debt instruments to which SLVC, SFHI or PHI is a party and which loans have been guaranteed by Corporate. In order to generate the necessary liquidity the Company may cause its subsidiaries to dispose of or refinance certain assets to generate sufficient liquidity to meet the cash requirements. No assurance can be given that Corporate would have available resources to make such contributions of loans. See Liquidity - SFHI, Liquidity - PHI and Liquidity - SLVC.

LIQUIDITY - SFHI - At December 31, 1997, approximately $9.5 million of the Company's current assets, including approximately $6.7 million of cash and short term investments, was held by SFHI.

Results from operations at the Santa Fe for the three months ended December 31, 1997 generated EBITDAR of $5.0 million, approximately 1.27 times rent and interest expense, compared to $2.9 million of EBITDAR in 1996, or approximately
 .75 times rent and interest expense. The Santa Fe had approximately $600,000 in rent expense in the fiscal 1998 and 1997 period. Management believes that Santa Fe's EBITDAR in prior periods was adversely impacted as a result of increased competition in its market area and restricted access to the property due to road construction that was ongoing from April 1996 through February 1998.

SFHI's principal uses of cash from operations are for operating lease payments, interest payments on indebtedness and capital expenditures to maintain the facility. Effective November 1997, SFHI amended and restated most of its operating lease agreements for gaming equipment to extend the term from 36 months to 48 months and defer payments until August 1998, at which time the monthly lease payments in the aggregate will be approximately $300,000.
Capital expenditures to maintain the facility in fiscal 1998 are expected to be approximately the same that was expended in fiscal 1997.

Management believes that, based on operations for the three month period ended December 31, 1997, SFHI will have sufficient cash resources to meet its operating expense requirements through the twelve month period ending December 31, 1998, although no assurance can be given to that effect.
Results for the 1998 first quarter improved compared to the same quarter in the prior year. However, results for the 1998 first quarter are not necessarily indicative of results for the entire fiscal year. Management believes SFHI will be able to refinance the two notes due in May 1998 or obtain an extension from the Company, with respect to some or all of the $10 million principal amount. SFHI is exploring alternatives to improve liquidity, including, but not limited to, further operating lease modifications and possible refinancings or modification of the 11% Notes.
The Company has no arrangements for any such refinancings, dispositions or other financings. To the extent that SFHI is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or make advances to SFHI. No assurance can be given that Corporate would have available resources to make contributions or advances. See "Liquidity-Corporate".

LIQUIDITY - PHI - At December 31, 1997, approximately $14.1 million of the Company's current assets, including approximately $12.7 million of cash and short term investments, was held by PHI including $9.5 million of the cash and short-term investments held by a subsidiary.

Results from operations at the Pioneer for the three months ended December 31, 1997, generated EBITDAR of $1.7 million, approximately .71 times rent and interest expense, compared to $1.6 million of EBITDAR in 1996, or approximately
 .73 times rent and interest expense. The Pioneer reported approximately $300,000 in rent expense in the fiscal 1998 and 1997 period. Rent in future periods will be reduced by approximately $130,000 per quarter compared to the current quarter ended December 31, 1997 due to the purchase of gaming equipment previously
under lease in December 1997.   Results for the first quarter are not
necessarily indicative of the results to be expected in the future.

PHI's principal uses of cash are for lease payments, interest payments on indebtedness and capital expenditures to maintain the facility. Capital expenditures to maintain the facility in fiscal 1998 are expected to be approximately the same that was expended in fiscal 1997. However, PHI is expected to incur approximately $1.5 million to purchase gaming equipment in the 1998 period of which $1.1 million was incurred as of December 31, 1997.

Management believes that, based on operations for the three month period ended December 31, 1997, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending December 31, 1998, although no assurance can be given to that effect. Results for the 1998 first quarter were flat compared to the same quarter in the prior year. However, results for the 1998 first quarter are not necessarily indicative of the results for the entire year. Approximately $10.0 million of cash is held by a subsidiary and could be available to satisfy in part the obligations under the 13 1/2% Notes. The 13 1/2% Notes mature in December 1998. PHI is exploring alternatives to improve liquidity and to address the maturity of the 13 1/2% Notes, including, but not limited to, modifications to existing lease agreements, a possible reduction of indebtedness or refinancing or modification of the 13 1/2% Notes. The Company has no arrangements for any such refinancings, dispositions or other financings. No assurance can be given that the Company would have available resources to do so. No assurance can be given that PHI can pay the outstanding principal amount of 13 1/2% Notes at maturity.

LIQUIDITY - SLVC - At December 31, 1997, approximately $2.1 million of the Company's cash and short-term investments was held by SLVC.

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

Additional potential uses of cash by SLVC include the redemption of $7.0 million principal amount of SLVC Notes or, alternatively, the redemption of $7.0 million principal amount of 11% Notes, in the event cash flow, before a maximum $2.4 million in lease obligations at the Santa Fe, is less than $13.5 million for any four quarter period.

SLVC holds a 39 acre parcel of real property in Henderson, Nevada and is evaluating the development of a casino entertainment complex on the site.
The Company has completed preliminary engineering and architectural drawings.
 Any future development costs will be the responsibility of Corporate and any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property.

Management believes that SLVC has available resources, consisting primarily of restricted working capital and interest income on the 11% Notes held as collateral, to meet operating and debt service requirements through the twelve months ending December 31, 1998, although no assurance can be given to that effect.

RELATED PARTIES From 1991 through 1993 LICO, a company wholly-owned by Mr. Lowden, Chairman of the Board, Chief Executive Officer and 53% stockholder of the Company, borrowed an aggregate of $476,000 from a subsidiary of the Company, pursuant to an unsecured demand loan which bears interest at 2% over the prime rate. The outstanding balance of the loan including accrued interest was $700,000 as of December 31, 1997. In January 1998, the Company offset amounts due Mr. Lowden under certain compensation arrangements against the outstanding balance of the loan.

In November 1993, Mr. Lowden and Bank of America (the "Bank") entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through April 1998, with any remaining principal balance due July 31, 1998. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. Based on the recent trading price of the Company's common stock, the market value of the Pledge Shares has from time to time been less than three times the outstanding loan balance. Mr. Lowden has advised the Company that pursuant to discussions between Mr. Lowden and the Bank, Mr. Lowden has reduced the loan balance to $877,000 by paying an additional $50,000 and has provided additional collateral to the Bank. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness, including the 13 1/2% Notes, SLVC Notes and 11% Notes.

COMPUTERIZED OPERATIONS AND THE YEAR 2000

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

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.

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

              None

Item 5 - Other Information

              None


Item 6 - Exhibits and Reports on Form 8-K

               A. Exhibits:
                  10.90 Purchase Agreement by and between Santa Fe Gaming Corporation and Steve Allen dated November 21, 1997

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


Dated: February 13, 1998