Form 10-Q
period 1998-03-31
SANTA FE GAMING CORP
filed 1998-05-15
CIK 812482

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:         MARCH 31, 1998
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934    For the transition period from
          ____________________ to __________________

COMMISSION FILE NUMBER:                            1-9481
                        -------------------------------------------------------

                           SANTA FE GAMING CORPORATION
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           NEVADA                                    88-0304348
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                    4949 N. RANCHO DRIVE, LAS VEGAS, NEVADA  89130
-------------------------------------------------------------------------------
                 (Address of principal executive office and zip code)

                                    (702) 658-4300
               -------------------------------------------------------
                (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
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

          6,195,356                          as of  MAY 14, 1998
-------------------------------------------------------------------------------
       Amount  Outstanding                         Date

                             SANTA FE GAMING CORPORATION

                                        INDEX

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

     Item 1. Consolidated Condensed Financial Statements


               Balance Sheets at March 31, 1998
               (unaudited) and September 30, 1997. . . . . . . . . . . . .    2

               Statements of Operations for the three and six months
               ended March 31, 1998 and 1997 (unaudited) . . . . . . . . .    3

               Statement of Changes in Stockholders' Equity
               for the six months ended March 31, 1998
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    4

               Statements of Cash Flows for the six months
               ended March 31, 1998 and 1997 (unaudited) . . . . . . . . .    5

               Notes to Consolidated Condensed Financial
               Statements (unaudited). . . . . . . . . . . . . . . . . . .    6

               Independent Accountants' Review Report. . . . . . . . . . .   14

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . . . .   15


PART II.       OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .   26

                     SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      March 31         September 30,
             ASSETS                                                      1998              1997
-------------------------------------------------------------       ------------       -------------
                                                                     (Unaudited)
Current assets:
  Cash and short-term investments                                    $25,225,743         $15,146,217
  Accounts receivable, net                                             1,076,572             910,867
  Inventories                                                          1,240,640           1,248,199
  Prepaid expenses & other                                             3,977,142           3,546,812
  Assets held for sale                                                 1,605,000           1,605,000
                                                                    ------------       -------------
Total current assets                                                  33,125,097          22,457,095

Land held for development                                             36,589,065          36,589,065

Property and equipment, net                                          112,014,367         104,161,796

Goodwill, net                                                         43,925,152          44,641,391

Other assets                                                          12,126,402           8,446,931
                                                                    ------------       -------------
Total assets                                                        $237,780,083        $216,296,278
                                                                    ------------       -------------
                                                                    ------------       -------------
LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt                                  $70,988,329          $6,644,979
  Accounts payable                                                     5,136,657           5,117,059
  Interest payable                                                     7,365,653           6,612,750
  Accrued and other liabilities                                        7,712,280           6,525,215
  Debt due upon sale of assets                                         1,559,000           1,559,000
                                                                    ------------       -------------
Total current liabilities                                             92,761,919          26,459,003

Long-term debt - less current portion                                132,515,031         168,978,838

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                       61,954              61,954
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-8,856,651 shares                   21,227,621          20,469,492
  Additional paid-in capital                                          51,513,504          51,513,504
  Accumulated deficit                                                (60,212,172)        (51,098,739)
                                                                    ------------       -------------
      Total                                                           12,590,907          20,946,211

  Less treasury stock - 4,875 shares, at cost                            (87,774)            (87,774)
                                                                    ------------       -------------
Total stockholders' equity                                            12,503,133          20,858,437
                                                                    ------------       -------------

Total liabilities and stockholders' equity                          $237,780,083        $216,296,278
                                                                    ------------       -------------
                                                                    ------------       -------------

   See the accompanying Notes to Consolidated Condensed Financial Statements.

                SANTA FE  GAMING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                            Three Months        Three Months       Six Months     Six Months
                                                               Ended               Ended              Ended           Ended
                                                           MARCH 31, 1998      MARCH 31, 1997    MARCH 31, 1998   MARCH 31, 1997
                                                           --------------      --------------    --------------   --------------
Revenues:
  Casino                                                     $23,272,800         $21,448,942      $45,252,711       $41,326,115
  Hotel                                                        1,417,122           1,478,359        2,851,056         3,018,243
  Food and beverage                                            5,382,471           5,271,530       10,709,689        10,543,773
  Other revenues                                               1,889,935           2,465,653        3,758,413         4,406,936
                                                           --------------      --------------    --------------     ------------
Gross revenues                                                31,962,328          30,664,484       62,571,869        59,295,067

  Less casino promotional allowances                          (3,291,408)         (3,182,193)      (6,541,703)       (6,404,937)
                                                           --------------      --------------    --------------     ------------

Net operating revenues                                        28,670,920          27,482,291       56,030,166        52,890,130
                                                           --------------      --------------    --------------     ------------
Operating expenses:
  Casino                                                      11,725,165          10,398,711       22,605,997        21,029,528
  Hotel                                                          503,285             447,276          952,308           861,994
  Food and beverage                                            3,574,062           3,544,401        6,951,686         7,459,811
  Other operating expenses                                       731,514             706,321        1,498,696         1,474,146
  Selling, general & administrative                            3,156,335           2,775,359        6,199,503         5,361,462
  Corporate expenses                                             963,024             875,043        1,779,141         1,687,123
  Utilities & property expenses                                2,903,488           2,990,955        6,189,428         5,972,824
  Depreciation & amortization                                  3,005,835           2,760,061        6,138,597         5,487,597
                                                           --------------      --------------    --------------     ------------
Total operating expenses                                      26,562,708          24,498,127       52,315,356        49,334,485
                                                           --------------      --------------    --------------     ------------
Operating income                                               2,108,212           2,984,164        3,714,810         3,555,645

Interest expense                                               5,993,844           5,718,786       12,070,114        11,363,898
                                                           --------------      --------------    --------------     ------------
Loss before income tax benefit                                (3,885,632)         (2,734,622)      (8,355,304)       (7,808,253)

Federal income tax benefit                                             0            (808,011)               0        (2,411,285)
                                                           --------------      --------------    --------------     ------------
Net loss                                                      (3,885,632)         (1,926,611)      (8,355,304)       (5,396,968)

Dividends paid or accrued on preferred shares                    379,065             379,064          758,129           758,129
                                                           --------------      --------------    --------------     ------------
Net loss applicable to common shares                         ($4,264,697)        ($2,305,675)     ($9,113,433)      ($6,155,097)
                                                           --------------      --------------    --------------     ------------
                                                           --------------      --------------    --------------     ------------
Average common shares outstanding                              6,195,356           6,195,356        6,195,356         6,195,356
                                                           --------------      --------------    --------------     ------------
                                                           --------------      --------------    --------------     ------------
Loss per common share:
  net loss                                                        ($0.63)             ($0.31)          ($1.35)           ($0.87)
  dividends paid or accrued on preferred shares                   ($0.06)             ($0.06)          ($0.12)           ($0.12)
                                                           --------------      --------------    --------------     ------------
Loss per common share                                             ($0.69)             ($0.37)          ($1.47)           ($0.99)
                                                            --------------      --------------    --------------     ------------

   See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                               Additional
                                       Common     Preferred      Paid-in      Accumulated   Treasury
                                       Stock        Stock        Capital        Deficit       Stock        Total
                                      -------    -----------   -----------   -------------  ---------   -----------
Balances, October 1, 1997             $61,954    $20,469,492   $51,513,504   ($51,098,739)  ($87,774)   $20,858,437

Net loss                                                                       (8,355,304)               (8,355,304)

Preferred stock dividend accrued                     758,129                     (758,129)                        0
                                      -------    -----------   -----------   ------------   --------    -----------
Balances, March 31, 1998              $61,954    $21,227,621   $51,513,504   ($60,212,172)  ($87,774)   $12,503,133
                                      -------    -----------   -----------   ------------   --------    -----------
                                      -------    -----------   -----------   ------------   --------    -----------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                   SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                   Six Months           Six Months
                                                                      Ended                Ended
                                                                 March 31, 1998       March 31, 1997
                                                                 --------------       --------------
Cash flows from operating activities:
 Cash and short-term investments provided by
    (used in) operations                                            ($1,398,189)            $984,307
     Gain on sale of land held for development                                0             (725,179)
     Decrease (increase) in accounts receivable, net                   (165,705)             112,391
     Increase in accounts receivable, officer                                 0              (25,404)
     Increase in inventories                                              7,559               72,693
     Increase in prepaid expenses & other                             (430,330)             (66,907)
     Decrease in deferred income taxes                                        0           (2,397,178)
     Increase in other assets                                        (3,829,162)          (2,020,897)
     Increase (decrease) in accounts payable                            384,616           (2,236,183)
     Increase (decrease) in interest payable                            752,903             (174,488)
     Increase in accrued and other liabilities                        1,427,701              368,592
                                                                    -----------           ----------
Net cash used in operating activities                                (3,250,607)          (6,108,253)

Cash flows from investing activities:
     Proceeds from sale of land held for development                          0            3,150,000
     Capital expenditures                                            (2,660,987)            (542,209)
                                                                    -----------           ----------

Net cash provided by (used in) investing activities                  (2,660,987)           2,607,791
                                                                    -----------           ----------

Cash flows from financing activities:
     Cash proceeds of long-term debt                                 57,500,000            1,675,658
     Cash paid on long-term debt                                    (41,508,880)          (1,557,627)
                                                                    -----------           ----------

Net cash provided by financing activities                            15,991,120              118,031
                                                                    -----------           ----------

Increase (decrease) in cash and short-term investments               10,079,526           (3,382,431)

Cash and short-term investments,
  beginning of period                                                15,146,217           17,497,824
                                                                    -----------           ----------

Cash and short-term investments,
  end of period                                                     $25,225,743          $14,115,393
                                                                    -----------           ----------
                                                                    -----------           ----------

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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1997. The results of operations for the six month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at March 31, 1998, the results of its operations for the three and six month periods ended March 31, 1998 and 1997, the changes in stockholders' equity for the six month period ended March 31, 1998, and cash flows for the six month periods ended March 31, 1998 and 1997.

Certain reclassifications have been made in the 1997 consolidated financial statements in order to conform to the presentation used in 1998.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

During the quarter ended December 31, 1997, the Company adopted Statement of
Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share."   SFAS
No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations during the quarter ended March 31, 1998 since the Company incurred a net loss during the three-month and six-month periods ended March 31, 1998.

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred. This standard is effective for fiscal years beginning after December 15, 1998, though earlier application is encouraged. Management believes that this SOP could have a material impact on the consolidated financial statements depending on the status of the Company's current and future expansion projects at the time of adoption of this standard.

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

At March 31, 1998, approximately $9.3 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of March 31, 1998, SFHI did not meet the conditions precedent to making a distribution to the Company.

At March 31, 1998, approximately $12.7 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% First Mortgage Notes due 1998 ("13 1/2% Notes") of Pioneer Finance Corp. were issued. As of March 31, 1998, PHI did not meet the conditions precedent to making a distribution to the Company.

At March 31, 1998, approximately $2.4 million of the Company's consolidated cash and short-term investments was held by SLVC and was subject to certain restrictions and limitations on its use by the terms of $57.5 million principal amount of notes due 1999 ("SLVC Notes") of SLVC.

NOTE 3 - ASSETS HELD FOR SALE

In November 1997, the Company entered into an agreement to sell the 22 acre parcel of land next to the Santa Fe for approximately $3.6 million. The agreement is subject to certain contingencies and, pursuant to an amendment entered into on May 12, 1998, will terminate if closing does not occur before August 13, 1998. Pursuant to the amendment, the buyer must pay the purchase price in cash.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

In March 1998, the Company acquired, for approximately $10.7 million, gaming equipment and furniture and fixtures previously under lease at the Santa Fe. The Company funded the acquisition with a down payment of $100,000 in March 1998 with cash from operations and the balance of the $10.7 million purchase price with proceeds from a $14 million note placement in April 1998. (See
Note 10)

In December 1997, the Company acquired, for approximately $1.1 million, gaming equipment previously under lease at the Pioneer. In January 1998, the Pioneer acquired, for approximately $500,000, an additional 108 gaming machines from available working capital.

NOTE 5 - CURRENT PORTION OF LONG-TERM DEBT

As of March 31, 1998, the Company's current liabilities exceeded current assets by $59.6 million. The Company has approximately $71.0 million in current maturities of long term debt due to third parties during the twelve-month period ending March 31, 1999, comprised primarily of $5.2 million principal amount of 10 1/4% Subordinated Debentures due June 1998 (the "10 1/4% Debentures"), $60.0 million principal amount of 13 1/2% Notes issued by Pioneer Finance Corp. and guaranteed by the Company, a $4.8 million balloon payment due in December 1998 on the note payable by the Company to Sierra Construction Corp. ("Sierra Construction") and principal amortization payments under other notes payable and capital leases. The scheduled maturities applicable to third party debt under notes payable and capital leases at SFHI and PHI during the twelve month period ending March 31, 1999 are $700,000 and $30,000, respectively.

Although management has in the past and is currently exploring refinancing or debt modification alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy the current maturities of long-term debt obligations as they become due in the twelve month period ending March 31, 1999, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

NOTE 6 - LONG-TERM DEBT

In November 1997, the Company entered into an amended and restated agreement with respect to the SLVC Notes pursuant to which the principal amount of notes was increased from $35 million to $57.5 million. SLVC issued two tranches of promissory notes, $37 million principal amount with an interest rate of 9.75% and $20.5 million with an interest rate of 13.25%. Certain other provisions of the loan agreement were amended, including the elimination of any sinking fund principal payments prior to maturity in December 1999. The additional proceeds were used by SLVC primarily to acquire the 39 acre parcel of land in Henderson, Nevada from its affiliate Santa Fe Valley, Inc. ("SFVI") for cash consideration of $20 million. SFVI used approximately $5 million to repay the outstanding first mortgage indebtedness and paid a dividend of $5 million to PHI. The balance of the proceeds of approximately $10 million was retained by SFVI.

In March 1998, the Company entered into a purchase agreement to acquire certain gaming and other equipment under lease at the Santa Fe for $10.7 million. The Company made a $100,000 down payment in March 1998 and paid the balance of the purchase price in April 1998 with a portion of the proceeds of the $14 million note placement. (See Note 10)

In March 1998, holders of a majority of the 11% Notes consented to three proposals to amend the Indenture under which the 11% Notes were issued and, as a result, all three proposals became effective. Pursuant to the amendments, SFHI was permitted to incur $14 million of senior secured indebtedness; granted a security interest in certain gaming equipment to secure two promissory notes in the aggregate principal amount of approximately $10 million to obtain an extension of the maturity of the two promissory notes from May 1998 until April 2001 and a reduction in the interest rate to 11% and is permitted to lease 3 acres for development of a non-gaming hotel. SFHI also expects to purchase additional gaming equipment and to fund in part the construction of a parking garage with a portion of the proceeds.

NOTE 7 - LEASES

In November 1997, SFHI amended the terms of operating leases for gaming and other equipment to extend the term of the leases from up to 36 months to 48 months, to defer payment on the leases until August 1998 and to replace older gaming equipment with new equipment. In January 1998, the Company entered into operating leases for an additional 200 slot and video poker machines with terms between 36 and 48 months. In March 1998, the Company acquired the equipment subject to lease. (See Notes 4, 6, and 10)

In December 1997, the Pioneer purchased gaming equipment previously subject to lease for approximately $1.1 million, as a result of which monthly rental expense for gaming equipment decreased by $44,000.

NOTE 8 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the three month periods ended March 31, 1998 and 1997 is presented below:

                                                      (dollars in thousands)
                                                         1998        1997
                                                        -------     -------
Operating Activities:
   Cash paid during the period  for interest,
   net of amount capitalized of $108,337
   and $-0- for 1998 and 1997, respectively             $10,708      $10,746
                                                        -------      -------
                                                        -------      -------
Investing and Financing Activities:
   Debt incurred in connection with the
   acquisition of machinery and equipment               $ 9,409      $   552
                                                        -------      -------
                                                        -------      -------

NOTE 9 - CONTINGENCIES

In February 1998, the Company amended its agreement with the owner of a recreational vehicle park, which purchased the rights and obligations under contracts with members of Camperland, a recreational vehicle park previously owned and operated by the Company. In accordance with the amendment, the Company (i) reconveyed a first deed of trust on 14 acres of vacant land owned by the existing park, which secured performance by the existing park's operators in connection with the assumption of the Camperland contracts, and
(ii) was relieved of its obligation, in certain situations, to make payment of $750,000 under certain circumstances and of all performance obligations with regard to the Camperland contract.

NOTE 10  - SUBSEQUENT EVENT

SFHI Note Issuance

In April 1998, SFHI consummated the issuance of $14 million principal amount of 9.5% senior secured indebtedness (the "9.5% Notes") contemplated by the
consent solicitation relating to its 11% Notes.  (See Note 6)   The 9.5%
Notes require quarterly interest only payments, and mature December 15, 2000.

SFHI used approximately $10.7 million of proceeds to purchase gaming and other equipment under lease and approximately $1.2 million of the proceeds toward the purchase of additional gaming equipment. SFHI expects to use the balance of the loan proceeds to acquire additional gaming equipment and to fund in part the construction of a parking structure at the Santa Fe.

In addition, SFHI modified the terms of outstanding promissory notes aggregating approximately $10 million (the "Equipment Notes") in connection with a sale by the Company of the Equipment Notes to a third party to reduce the interest rate to 11% and to extend the maturity date from May 1998 to April 2001. SFHI also granted a security interest in gaming and other equipment to secure the modified notes.

Sale of Notes

In April 1998, the Company consummated the sale of the Equipment Notes for cash proceeds of approximately $9 million. The Company expects to use the cash proceeds for working capital purposes, including, without limitation, repayment of indebtedness.

10. Supplemental Statement of  Subsidiary Information -
       For The Six Months Ended March 31, 1998 and 1997


     The Company's primary operations are in the hotel/casino industry and in fiscal years 1998 and 1997 were conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations before eliminating entries. Identifiable assets listed below excludes balances due between affiliates. In addition to the financial information for the six months ended March 31, 1998 and 1997, as set forth in the table below, see notes 2 and 4 for additional discussion of subsidiary operations.

(dollars in thousands)                   Year     PHI      SFHI     Other      Eliminations     TOTAL
----------------------                   ----     ---      ----     -----      ------------     -----
  Operating revenues                     1998   $20,355   $35,136    $1,267         ($728)     $ 56,030
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------
                                         1997   $21,107   $30,568    $1,859         ($644)     $ 52,890
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------

  Operating income (loss)                1998     ($544)   $5,854     ($988)        ($607)     $  3,715
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------
                                         1997      $942    $2,176      $739         ($301)     $  3,556
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------

  Interest expense                       1998    $4,071    $6,710    $1,896         ($607)     $ 12,070
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------
                                         1997    $4,007    $6,446    $1,212         ($301)     $ 11,364
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------

  Depreciation and amortization          1998    $2,785    $2,519      $835                      $6,139
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------
                                         1997    $2,793    $2,602       $93                      $5,488
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------

  Rents                                  1998      $482    $1,214                                $1,696
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------
                                         1997      $489    $1,454                                $1,943
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------

  Capital expenditures                   1998    $2,142    $9,888       $40                    $ 12,070
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------
                                         1997      $455      $512      $127                    $  1,094
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------

  Identifiable assets                    1998   $97,023   $85,840   $56,162       ($1,245)     $237,780
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------
                                         1997  $112,600   $79,197   $29,592       ($1,245)     $220,144
                                                -------   -------    ------        ------      --------
                                                -------   -------    ------        ------      --------

11.  Supplemental Statement of  Subsidiary Information -
       For The Three Months Ended March 31, 1998 and 1997


     The Company's primary operations are in the hotel/casino industry and in fiscal years 1998 and 1997 were conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations before eliminating entries. Identifiable assets listed below excludes balances due between affiliates. In addition to the financial information for the three months ended March 31, 1998 and 1997, as set forth in the table below, see notes 2 and 4 for additional discussion of subsidiary operations.

(dollars in thousands)                   Year     PHI      SFHI     Other      Eliminations     TOTAL
----------------------                   ----     ---      ----     -----      ------------     -----
  Operating revenues                     1998   $10,445   $17,994      $809         ($577)     $28,671
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------
                                         1997   $11,178   $15,371    $1,190         ($257)     $27,482
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------

  Operating income                       1998     ($224)   $3,144     ($305)        ($507)     $ 2,108
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------
                                         1997    $1,192    $1,416      $527         ($151)     $ 2,984
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------

  Interest expense                       1998    $2,026    $3,374    $1,101         ($507)     $ 5,994
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------
                                         1997    $2,033    $3,211      $626         ($151)     $ 5,719
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------

  Depreciation and amortization          1998    $1,351    $1,076      $579                    $ 3,006
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------
                                         1997    $1,393    $1,314       $53                    $ 2,760
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------

  Rents                                  1998      $175      $610                              $   785
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------
                                         1997      $211      $837                              $ 1,048
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------

  Capital expenditures                   1998      $864    $9,598       $23                    $10,485
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------
                                         1997      $222      $352        $0                    $   574
                                                -------   -------    ------        ------      -------
                                                -------   -------    ------        ------      -------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Santa Fe Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Santa Fe Gaming Corporation and subsidiaries as of March 31, 1998, the related consolidated condensed statements of operations for the three-month and six-month periods ended March 31, 1998 and 1997, stockholders' equity for the six-month period ended March 31, 1998 and cash flows for the six-month periods ended March 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

As discussed in Note 5 to the consolidated condensed financial statements, as of March 31, 1998 the Company's current liabilities exceeded current assets by $59.6 million, which is due to $71.0 million in current maturities of long term debt due to third parties during the twelve-months ended March 31, 1999. Management of the Company is exploring alternatives to address the $71.0 million current maturities of long term debt, which consist primarily of the Pioneer Hotel, Inc. 13 1/2% Notes of $60 million, including, but not limited to, disposition of assets, modifications to existing lease agreements, possible reduction of indebtedness and/or refinancing or modification of the 13 1/2% Notes. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries. No assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
May 14, 1998

                             SANTA FE GAMING CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1998 AND 1997

CONSOLIDATED

Consolidated revenues for the six month period ended March 31, 1998 were $56.0 million, a $3.1 million or 5.9% increase from $52.9 million for the same period in fiscal 1997. Revenues increased by $4.6 million at the Santa Fe Hotel and Casino (the "Santa Fe") and decreased by $700,000 at the Pioneer Hotel and Gambling Hall (the "Pioneer"). The prior period's revenues included a $700,000 gain on the sale of real property.

Consolidated operating income for the six month period ended March 31, 1998 was $3.7 million, a $100,000 or 4.5% increase from $3.6 million for the same period in fiscal 1997. Operating income increased by $3.7 million at the Santa Fe and decreased by $1.5 million at the Pioneer. Operating income of Sahara Las Vegas Corp. ("SLVC") decreased by $1.0 million, primarily due to the amortization of debt issue costs associated with the issuance of an additional $37.5 million in principal amount of notes (the "SLVC Notes") in November 1997.

Consolidated interest expense for the six month period ended March 31, 1998 was $12.1 million, a $700,000 increase compared to $11.4 million for the same period in fiscal 1997. Interest expense of SLVC increased by $900,000 in the 1998 period due to the issuance of the additional SLVC Notes in November 1997.

Consolidated loss before income taxes for the six month period ended March 31, 1998 was $8.4 million, a $600,000 increase compared to net loss of $7.8 million in the same period in the prior year. Loss before income taxes decreased by $3.4 million at the Santa Fe and increased by $1.6 million at the Pioneer.

The Company did not record an income tax benefit in the current fiscal year due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. Consolidated net loss, applicable to common shares, was $9.1 million in the 1998 period compared to $6.2 million in the prior year period.

SANTA FE

Revenues at the Santa Fe increased 15.0%, or $4.6 million, in the six months ended March 31, 1998 to $35.1 million compared to $30.6 million in the same period in the prior year. Casino revenues increased 19.9%, or $4.6 million, to $27.8 million from $23.2 million when compared to the same six month period of 1997. Management believes that Santa Fe's revenues in prior periods were adversely impacted as a result of increased competition in its market area and restricted access to the property due to road construction that was ongoing from April 1996 through February 1998.

Operating expenses increased by 3.1%, or $900,000. Casino expenses had volume-related increases of 10.2%, or $1.2 million. Similarly, selling, general and administrative expenses increased 10.9%, or $400,000, due to increased advertising costs. Such increases were partially offset by cost control related decreases of 10.8%, or $500,000, in food and beverage
expenses.   Accordingly, operating income increased by $3.7 million, or
169.1%, to $5.9 million in 1998 from $2.2 million in 1997.

Santa Fe Hotel, Inc. ("SFHI") is negotiating with the Teamsters, Operating Engineers, Culinary and Bartenders Unions ("Unions") with respect to collective bargaining agreements covering certain employees at the Santa Fe. If negotiations result in agreements between the SFHI and the Unions, operating expenses are expected to increase. In the event negotiations fail to result in agreements, the Unions may call a strike, which would result in
operating revenues being adversely affected.   In either event, there would
be a material adverse effect on the results of operations and financial condition of the Santa Fe and the Company.

PIONEER

Revenues at the Pioneer decreased 3.6%, or $700,000, to $20.4 million as compared to $21.1 million in the prior year. Casino revenues were $17.4 million in 1998, representing a decrease of 3.8%, or $700,000 from $18.1 million when compared to the 1997 period. The decrease in the current period's revenues is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California, and new casinos opened in Las Vegas.

Operating expenses increased 3.6%, or $700,000, to $20.9 million.   Casino
expenses increased 4.2%, or $400,000 and selling, general and administrative expenses increased 7.8%, or $200,000, primarily due to increased advertising and
promotional expenses.    Accordingly, operating income decreased by 157.8% or
$1.5 million to a loss of $500,000 in fiscal 1998 from income of $900,000 in fiscal 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

CONSOLIDATED

Consolidated revenues for the three month period ended March 31, 1998 were $28.7 million, a $1.2 million, or 4.3%, increase from $27.5 million for the same period in fiscal 1997. Revenues increased by $2.6 million at the Santa Fe and decreased by $700,000 at the Pioneer. The prior period's revenues include a $700,000 gain on the sale of real property.

Consolidated operating income for the three month period ended March 31, 1998 was $2.1 million, a $900,000, or 29.3%, decrease from $3.0 million for the same period in fiscal 1997. Operating income increased by $1.7 million at the Santa Fe and decreased by $1.4 million at the Pioneer. Operating income of SLVC decreased by $600,000, primarily due to the amortization of debt issue costs associated with the issuance of the additional SLVC Notes in November 1997.

Consolidated interest expense for the three month period ended March 31, 1998 was $6.0 million, a $300,000 increase compared to $5.7 million for the same period in fiscal 1997. Interest expense of SLVC increased by $600,000 in the 1998 period due to the issuance the additional SLVC Notes in November 1997.

Consolidated loss before income taxes for the three month period ended March 31, 1998 was $3.9 million, a $1.2 million increase compared to $2.7 million in the same period in the prior year. Net loss before income taxes decreased by $1.6 at the Santa Fe and increased by $1.4 million at the Pioneer.

The Company did not record an income tax benefit in the current quarter due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. Consolidated net loss applicable to common shares was $4.3 million compared to $2.3 million in the prior year period.

SANTA FE

Revenues at the Santa Fe increased 17.1%, or $2.6 million, in the three months ended March 31, 1998 to $18.0 million as compared to $15.4 million in the same period in the prior year. Casino revenues increased 22.0%, or $2.6 million, to $14.4 million from $11.8 million when compared to the same three month period of 1997. Management believes that Santa Fe's revenues in prior periods were adversely impacted as a result of increased competition in its market area and restricted access to the property due to road construction that was ongoing from April 1996 through February 1998.

Operating expenses increased by 6.4%, or $900,000. Casino expenses had volume-related increases of 16.6%, or $900,000. Similarly, selling, general and administrative expenses increased 15.8%, or $300,000, due to increased advertising costs. Depreciation and amortization expense decreased 18.1%, or $200,000, primarily due to fixed assets placed in service at the opening of the Santa Fe becoming fully depreciated. Accordingly, operating income increased $1.7 million or 122.0% to $3.1 million in 1998 from $1.4 million in 1997.

PIONEER

Revenues at the Pioneer decreased 6.6%, or $700,000, to $10.4 million in the March 1998 quarter as compared to $11.2 million in the prior year. Casino revenues were $8.9 million in 1998, representing a decrease of 8.1%, or $700,000 from $9.6 million when compared to the 1997 period. The decrease in the current period's revenues is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California, and new casinos opened in Las Vegas.

Operating expenses increased 6.8%, or $700,000, to $10.7 million in the quarter ended March 31, 1998. Casino expenses increased 8.1%, or $400,000, and selling, general and administrative expenses increased 16.6%, or $200,000, primarily due
to increased advertising and promotional expenses.   Accordingly, operating
income decreased by 118.8% or $1.4 million, to a loss of $200,000 in the fiscal 1998 quarter from income of $1.2 million in the fiscal 1997 quarter.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO
FUTURE OPERATIONS

As of March 31, 1998, the Company ("SFGC") held cash and short-term investments of $25.2 million compared to $15.1 million at September 30, 1997. In April 1998, SFHI issued $14 million principal amount of senior notes, $10.6 million of the proceeds of which was used to pay the remaining balance of the purchase price for equipment previously subject to lease and approximately $1.2 million of the proceeds of which was used toward the purchase of additional gaming equipment. SFHI expects to use the remaining proceeds to purchase additional equipment and to fund in part the construction of a parking structure. Additionally, in April 1998 SFGC sold promissory notes issued by SFHI with an aggregate principal amount of approximately $10 million for approximately $9 million in cash. SFGC expects to use net proceeds from the sale of notes for working capital purposes, including, without limitations, repayment of indebtedness. (See Liquidity-Corporate and Liquidity-SFHI below)

The Company's cash used for operations was $3.3 million for the six months ended March 31, 1998 as compared to $6.1 million for the prior year period.
 The improvement is due primarily to increased cash flows from operations at the Santa Fe. Cash used for investing activities was $2.7 million during the six month period ended March 1998, as compared to cash provided by investing activities of $2.6 million during the six month period ended March 1997. The current period use represents the acquisition of gaming equipment at the Pioneer. Cash provided from financing activities was $16.0 million in the 1998 six month period compared to $100,000 during the same period in 1997. This is primarily the net proceeds resulting from the placement of the additional $22.5 million principal amount of SLVC Notes in November 1997.

The Company owns, through an indirect wholly owned subsidiary, an approximately 39 acre parcel of real property in Henderson, Nevada, located in the southeast Las Vegas Valley. The Company is evaluating the potential development of a hotel/casino and entertainment complex on this property. The Company has completed preliminary engineering and architectural drawings. Any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property. (See Liquidity-Corporate and Liquidity-SLVC below)

The Company's earnings from operations before interest, taxes, depreciation, amortization and rents ("EBITDAR") were $6.9 million and $13.3 million for the three and six months ended March 31, 1998, respectively, as compared to $7.7 million and $12.7 million for the three and six months ended March 31, 1997, respectively. EBITDAR for the 1998 three and six month periods represents .97 and 1.01 times rent and interest expense, respectively, compared to .95 and 1.13 times rent and interest expense in the prior year three and six month periods, respectively. In the fiscal 1998 six month period, the Company reported approximately $1.7 million in rent expense compared to $1.9 million in the fiscal 1997 period. The Company will incur less rent expense in future periods, offset in part, by increased interest expense as a result of the $14 million note placement by SFHI in April 1998 and the application of net proceeds therefrom. (See Liquidity-SFHI below) EBITDAR should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. It is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDAR is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDAR to be a useful tool for measuring the ability of the Company to service its debt.

DEBT OBLIGATIONS - The Company has approximately $71.0 million in current maturities of long term debt due to third parties during the twelve-month period ending March 31, 1999, comprised primarily of $5.2 million principal amount of 10 1/4% Subordinated Debentures due June 1998 (the "10 1/4% Debentures"), $60.0 million principal amount of 13 1/2% Notes due December 1998 issued by Pioneer Finance Corp. and guaranteed by the Company (the "13 1/2% Notes"), a $4.8 million balloon payment due in December 1998 on a note payable by the Company to Sierra Construction Corp. ("Sierra Construction") and principal amortization payments under other notes payable and capital leases. The scheduled maturities applicable to third party debt under notes payable and capital leases at SFHI and PHI during the twelve month period ending March 31, 1999 are $700,000 and $30,000, respectively.

Although management has in the past and is currently exploring refinancing or debt modifications alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy the current maturities of long-term debt obligations as they become due in the twelve month period ending March 31, 1999, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

The Company had $132.5 million in long-term debt, net of current maturities and debt discount, as of March 31, 1998. Of such amounts, approximately $57.5 million and $66.3 million mature in December 1999 and December 2000, respectively, comprised primarily of $57.5 million principal amount of SLVC Notes issued by SLVC and guaranteed by the

Company and $99 million of 11% Notes due December 2000 (the "11% Notes") issued by SFHI and guaranteed by the Company, of which $33 million is held by SLVC.

Debt agreements restrict the distribution of cash from certain of the Company's subsidiaries to the Company. Cash flow from SFHI, PHI and SLVC is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness of such subsidiaries. Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI, (collectively "Corporate") must rely on existing cash and available resources, including the 22 acre parcel of real property subject to a sale agreement, or cause subsidiaries to dispose of or refinance assets, to provide liquidity to fund Corporate cash requirements including obligations that may arise as a result of the Company's guarantee of subsidiary debt. See more detailed discussion of Liquidity for SLVC, PHI, SFHI and Corporate, below.

LIQUIDITY - CORPORATE - Approximately $4.1 million of the Company's current assets at March 31, 1998, including approximately $900,000 of cash and short-term investments, was held by Corporate.

In April 1998, the Company consummated the sale of promissory notes ("Equipment Notes") from SFHI in the aggregate principal amount of approximately $10 million for cash proceeds of approximately $9 million. The Company expects to use the cash proceeds for working capital purposes including, without limitation, repayment of indebtedness.

In November 1997, the Company entered into an agreement to sell the 22 acre parcel of land next to the Santa Fe for approximately $3.6 million. The agreement is subject to certain contingencies and, pursuant to an amendment entered into on May 12, 1998, will terminate if closing does not occur before August 13, 1998. Pursuant to the amendment, the buyer must pay the purchase price in cash.

Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate's principal uses of cash are for debt service, administrative and professional expenses of the parent company and costs associated with the evaluation and development of proposed projects. Corporate debt service includes payment obligations on $5.2 million principal amount of the 10 1/4% Debentures, a $5.1 million note payable to Sierra Construction and a $1.6 million loan on a 22 acre parcel of land due December 1999. See "Debt Obligations" above.

Additional potential uses of cash by Corporate include the payment of a guaranteed tenant loan if the Company terminates the lease to which the parcel on Las Vegas Boulevard South is subject (which loan had an outstanding balance of $5.1 million as of March 31, 1998).

Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, are required to be paid in cash. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock to subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. In the event not declared, dividends will accrue on the preferred stock. The Company accrued the semi-annual preferred stock dividends due in March and September 1997 and March 1998. To the extent dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders will have the right to appoint two members to the Board of Directors at the next annual meeting of shareholders. In March 1999, the dividend rate increases to 11.0% from 8.0% and increases by 50 basis points each semi-annual period thereafter, up to a maximum of 16%.

Management believes that Corporate has sufficient working capital and available resources to meet its operating and debt service requirements through the twelve month period ending March 31, 1999, including the maturity of $5.2 million principal amount of 101/4% Debentures in June 1998 and the $4.8 million note due Sierra Construction in December 1998, although no assurance can be given to that effect. Available resources include proceeds that may be realized from the sale of the 22 acre parcel of real property discussed above.

The Company has guaranteed the debt of its subsidiaries, PHI, SLVC and SFHI, including $60 million principal amount of 13 1/2% Notes due December 1998. Furthermore, in the event that cash at SLVC, SFHI or PHI is insufficient to meet liquidity requirements, Corporate may make contributions, or, to the extent permitted by financing arrangements, loans to SLVC, SFHI or PHI to prevent an event of default under debt instruments to which SLVC, SFHI or PHI is a party and which loans have been guaranteed by Corporate. In order to generate necessary liquidity, the Company may cause its subsidiaries to dispose of or refinance certain assets to generate sufficient liquidity to meet the cash requirements. No assurance can be given that Corporate would have available resources to make such contributions or loans. See Liquidity
- SFHI, Liquidity - PHI and Liquidity - SLVC.

LIQUIDITY - SFHI - At March 31, 1998, approximately $12.4 million of the Company's current assets, including approximately $9.3 million of cash and short term investments, was held by SFHI.

In April 1998, SFHI consummated the issuance of $14 million principal amount of 9.5% senior secured notes (the "9.5% Notes"). The 9.5% Notes have an interest rate of 9.5%, require quarterly interest only payments, and mature on December 15, 2000. SFHI used approximately $10.6 million of net proceeds from the issuance of the 9.5% Notes to pay the balance of the $10.7 million purchase price for gaming and other equipment under lease and approximately $1.2 million toward the purchase of additional gaming equipment. SFHI expects to use the balance of the loan proceeds to acquire additional gaming equipment and to fund in part the construction of a parking structure at the Santa Fe. In addition, in connection with the sale of the Equipment Notes by SFGC to a third party, SFHI modified the terms of the Equipment Notes to reduce the interest rate to 11% and to extend the maturity dates from May 1998 to April 2001. SFHI also granted a security interest in gaming and other equipment to secure the modified notes.

Results of operations at the Santa Fe for the three and six months ended March 31, 1998 generated EBITDAR of $5.1 million and $10.1 million, approximately 1.29 and 1.28 times rent and interest expense, respectively, compared to $3.8 and $6.7 million of EBITDAR in 1997, or approximately .94 and .85 times rent and interest expense, respectively. In the fiscal 1998 six month period, the Santa Fe reported approximately $1.2 million in rent expense compared to $1.5 million in the fiscal 1997 period. Management believes that Santa Fe's EBITDAR in prior periods was adversely impacted as a result of increased competition in its market area and restricted access to the property due to road construction that was ongoing from April 1996 through February 1998.

SFHI's principal uses of cash from operations are for operating lease payments, corporate charges, interest payments on indebtedness and capital expenditures to maintain the facility. SFHI's lease payments in future periods will be decreased, offset in part, by increased interest expense, as a result of the issuance of the 9.5% Notes on to placement in April 1998 and the use of net proceeds therefrom, as discussed above. Capital expenditures to maintain the facility in fiscal 1998 are expected to be approximately the same that was expended in fiscal 1997. SFHI expects to incur approximately $5.0 million in improvements, including gaming equipment, pylon signs, and a parking structure, through the remainder of fiscal 1998. The Company expects to use approximately $1.9 million of the proceeds of the 9.5% Notes issued to fund in part such costs.

Management believes that, based on operations for the six month period ended March 31, 1998, SFHI will have sufficient cash resources to meet its operating and debt service requirements through the twelve month period ending March 31, 1999, although no assurance can be given to that effect. Results for the 1998 first and second quarters improved compared to the same quarters in the prior year. However, results for the 1998 first and second quarters are not necessarily indicative of results for the entire fiscal year. SFHI is exploring alternatives to improve liquidity, including, but not limited to, possible refinancings or modification of the 9.5% Notes and 11% Notes. The Company has no arrangements for any refinancings, dispositions or other financings. To the extent that SFHI is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or make advances to SFHI. No assurance can be given that Corporate would have available resources to make contributions or advances. See "Liquidity-Corporate".

LIQUIDITY - PHI - At March 31, 1998, approximately $14.2 million of the Company's current assets, including approximately $12.7 million of cash and short term investments, was held by PHI. A wholly-owned subsidiary (the "Pioneer Subsidiary") held $9.6 million of the cash and short-term investments held by the Pioneer.

Results of operations at the Pioneer for the three and six months ended March 31, 1998, generated EBITDAR of $1.6 million and $3.3 million, approximately
 .73 and .72 times rent and interest expense, respectively, compared to $3.0 million and $4.7 million of EBITDAR in 1997, or approximately 1.36 and 1.04 times rent and interest expense, respectively. Pioneer reported rent expense of approximately $500,000 in both the 1997 and 1998 six month periods. Rent in future periods will be less compared to the current six month ended March 31, 1998 due to the purchase of gaming equipment previously under lease in December 1997.

PHI's principal uses of cash are for lease payments, corporate charges, interest payments on indebtedness and capital expenditures to maintain the facility. Capital expenditures to maintain the facility in fiscal 1998 are expected to be approximately the same that was expended in fiscal 1997. However, PHI expects to incur approximately $1.8 million to purchase gaming equipment in the 1998 period.

Management believes that, based on operations for the six month period ended March 31, 1998, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending March 31, 1999, although no assurance can be given to that effect. Results for the 1998 three and six month periods ended March 31, 1998 were down compared to the
same periods in the prior year.   Approximately $9.6 million of cash is held
by a subsidiary and could be available to satisfy in part the obligations under the 13 1/2% Notes. The 13 1/2% Notes mature in December 1998. PHI is exploring alternatives to improve liquidity and to address the maturity of the 13 1/2% Notes, including, but not limited to, modifications to existing lease agreements, and a possible reduction of indebtedness or refinancing or modification of the 13 1/2% Notes. The Company has no arrangements for any such refinancings, modifications, dispositions or other financings and no assurance can be given that PHI will successfully make such arrangements.

LIQUIDITY - SLVC - At March 31, 1998, approximately $2.4 million of the Company's cash and short-term investments was held by SLVC.

SLVC owns a 27 acre parcel of real estate on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. SLVC receives interest income on $33.1 million principal amount of 11% Notes which are held as collateral for the SLVC Notes. SLVC's principal use of cash on hand, cash generated under the lease agreement and interest income on the 11% Notes is to satisfy principal and interest obligations on the SLVC Notes.

Additional potential required uses of cash by SLVC include the redemption of $7.0 million principal amount of SLVC Notes or, alternatively, the purchase of $7.0 million principal amount of 11% Notes, if SFHI cash flow, before a maximum $2.4 million in lease obligations at the Santa Fe, is less than $13.5 million for any four quarter period.

SLVC holds a 39 acre parcel of real property in Henderson, Nevada and is evaluating the development of a casino entertainment complex on the site. Corporate has completed preliminary engineering and architectural drawings. Due to restrictions in the SLVC Notes, any future development costs will be the responsibility of Corporate and any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property.

Management believes that SLVC has available resources, consisting primarily of restricted working capital and interest income on the 11% Notes held as collateral, to meet operating and debt service requirements through the twelve months ending March 31, 1998, although no assurance can be given to that effect.

RELATED PARTIES   In November 1993, Mr. Lowden, Chairman of the Board, Chief
Executive Officer and 53% stockholder of the Company, and Bank of America (the "bank") entered into a personal loan agreement under which the principal balance of the loan is amortized through quarterly principal payments through
April 1998, with any remaining principal balance due July 31, 1998.   Mr.
Lowden has advised the Company he has reduced the loan balance to $777,000 by repaying an additional $100,000 in May 1998. The loan is secured by substantially all of the common stock of the Company owned by Mr. Lowden (the "Pledged Shares"). Mr. Lowden's loan agreement provides that in the event the market value of the Pledged Shares is less than three times the outstanding loan balance, the bank, at its sole option, may require either an immediate reduction in the outstanding balance or the pledging of additional collateral acceptable to the bank such that the value of the pledged collateral is at least three times the outstanding loan balance. The market value of the Pledge Shares has from time to time been less than three times the outstanding loan balance. If an event of default were to occur under Mr. Lowden's personal loan with the bank, and if the bank acquired the Pledged Shares upon foreclosure, Mr. Lowden's ownership of the Company's outstanding common stock would be reduced to below 50%. If Mr. Lowden ceases to own more than 50% of the outstanding shares of the Company's common stock, an event of default would result under certain of the Company's long-term indebtedness, which could result in cross-defaults under substantially all of the Company's other long-term indebtedness, including the 13 1/2% Notes, SLVC Notes, the 11% Notes and the 9.5 Notes.

From 1991 through 1993 LICO, a company wholly-owned by Mr. Lowden borrowed an aggregate of $476,000 from a subsidiary of the Company, pursuant to an unsecured demand loan which bore interest at 2% over the prime rate. The outstanding balance of the loan including accrued interest was $700,000 as of December 31, 1997. In January 1998, the amount outstanding under the loan was satisfied in full through the offset of amounts due Mr. Lowden under compensation arrangements.

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

          None

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

          None

Item 4 - Submission of Matters to a vote of Security Holders

     The Annual Meeting of Shareholders was held on March 19, 1998, wherein the following matters were submitted to a vote:

     The result of the vote taken on the election of Director was as follows:

          Thomas K. Land      6,016,690

     The result of the vote taken for ratification of selection of Deloitte & Touche LLP as outside auditors are as follows:

          For: 6,030,979      Against: 30,791     Votes abstaining: 21,481

     The results of the vote taken for ratification of approval of amendment to the 1993 Key Employee Stock Option Plan are as follows:

          For: 4,060,731      Against: 180,657    Votes abstaining: 31,856


Item 5 - Other Information

          None

Item 6 - Exhibits and Reports on Form 8-K

          A.   Exhibits:
               10.90 Purchase Agreement by and between Santa Fe Gaming Corporation and Steve Allen dated November 21, 1997

               10.91 First Supplemental Indenture with respect to 11% First Mortgage Notes due 2000 between Santa Fe Hotel Inc., Santa Fe Gaming Corporation and IBJ Schroder Bank & Trust Company dated as of April 14, 1998

               10.92 Amended and Restated Note by an between Santa Fe Hotel Inc., Santa Fe Gaming Corporation in favor of PDS Financial Corporation-Nevada, as Collateral Agent dated April 14, 1998

               10.93 Security Agreement between Santa Fe Hotel Inc. and PDS Financial Corporation-Nevada, as Collateral Agent dated April 14, 1998

               10.94 Amended and Restated Promissory Note by and between Santa Fe Hotel Inc., Santa Fe Gaming Corporation in favor of PDS Financial Corporation-Nevada, as Collateral Agent dated April 14, 1998

               10.95 Security Agreement between Santa Fe Hotel Inc. and PDS Financial Corporation-Nevada dated April 14, 1998

               10.96 Note Purchase Agreement dated as of April 14, 1998 among Santa Fe Gaming Corporation, Santa Fe Hotel Inc., SunAmerica Life Insurance Company and Credit Suisse First Boston Mortgage Capital LLC

               10.97     Form of Promissory Note due December 15, 2000

               10.98 Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with Assignment of Rents executed and delivered on April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent.

               10.99 Security Agreement dated as of April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent.

               10.100 Environmental Indemnity Agreement dated as of April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent.

               10.101 Guaranty dated as of April 14, 1998 by Santa Fe Gaming Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent.

               10.102 Subordination and Intercreditor Agreement dated as of April 14, 1998 among SunAmerica Life Insurance Company, as Collateral Agent, Santa Fe Hotel Inc. and IBJ Schroder Bank & Trust Company, as Trustee

               23        Consent of Deloitte & Touche LLP.

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


Dated: May 14, 1998