Form 10-Q
period 1998-06-30
SANTA FE GAMING CORP
filed 1998-08-12
CIK 812482

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:         JUNE 30, 1998
                               -----------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

COMMISSION FILE NUMBER:             1-9481
                               -----------------------------------------

                         SANTA FE GAMING CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             NEVADA                                      88-0304348
---------------------------------                -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                4949 N. RANCHO DRIVE, LAS VEGAS, NEVADA 89130
------------------------------------------------------------------------------
            (Address of principal executive office and zip code)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES     NO
                         -----   -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          6,195,356                         as of   August 11, 1998
-------------------------------------------        ------------------
     Amount Outstanding                                   Date

                          SANTA FE GAMING CORPORATION

                                     INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Condensed Financial Statements

                 Balance Sheets at June 30, 1998
                 (unaudited) and September 30, 1997.......................... 2

                 Statements of Operations for the three and nine months
                 ended June 30, 1998 and 1997 (unaudited).................... 3

                 Statement of Changes in Stockholders' Equity
                 for the nine months ended June 30, 1998
                 (unaudited)................................................. 4

                 Statements of Cash Flows for the nine months
                 ended June 30, 1998 and 1997 (unaudited).................... 5

                 Notes to Consolidated Condensed Financial
                 Statements (unaudited)...................................... 6

                 Independent Accountants'  Review Report.....................14

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations......................................................15


PART II. OTHER INFORMATION...................................................32

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   June 30,    September 30,
             ASSETS                                                 1998           1997
-------------------------------------                          ------------    -------------
                                                                (Unaudited)
Current assets:
  Cash and short-term investments                               $ 19,589,403    $ 15,146,217
  Accounts receivable, net                                         1,458,058         910,867
  Inventories                                                      1,315,325       1,248,199
  Prepaid expenses & other                                         4,234,859       3,546,812
  Assets held for sale                                             1,605,000       1,605,000
                                                                -------------   -------------

Total current assets                                              28,202,645      22,457,095

Land held for development                                         36,589,065      36,589,065

Property and equipment, net                                      111,521,502     104,161,796

Goodwill, net                                                     43,567,032      44,641,391

Other assets                                                      15,254,987       8,446,931
                                                                -------------   -------------

Total assets                                                    $235,135,231    $216,296,278
                                                                -------------   -------------
                                                                -------------   -------------

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt                             $ 65,748,087    $  6,644,979
  Accounts payable                                                 4,055,852       5,117,059
  Interest payable                                                 1,838,689       6,612,750
  Accrued and other liabilities                                    7,405,327       6,525,215
  Debt due upon sale of assets                                     1,559,000       1,559,000
                                                                -------------   -------------

Total current liabilities                                         80,606,955      26,459,003

Long-term debt - less current portion                            146,055,438     168,978,838

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                   61,954          61,954
  Preferred stock, exchangeable, redeemable 8%
    cumulative, stated at $2.14 liquidation value,
    authorized-10,000,000 shares; issued and
    outstanding-8,856,651 shares                                  21,606,686      20,469,492
  Additional paid-in capital                                      51,513,504      51,513,504
  Accumulated deficit                                            (64,621,532)    (51,098,739)
                                                                -------------   -------------
      Total                                                        8,560,612      20,946,211

  Less treasury stock - 4,875 shares, at cost                        (87,774)        (87,774)
                                                                -------------   -------------

Total stockholders' equity                                         8,472,838      20,858,437
                                                                -------------   -------------


Total liabilities and stockholders' equity                      $235,135,231    $216,296,278
                                                                -------------   -------------
                                                                -------------   -------------


See the accompanying Notes to Consolidated Condensed Financial Statements.

                      SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                        Three Months        Three Months         Nine Months         Nine Months
                                                            Ended               Ended               Ended               Ended
                                                        June 30,1998        June 30, 1997        June 30,1998        June 30, 1997
                                                        ------------        -------------        ------------        -------------
Revenues:
  Casino                                               $ 23,245,496         $ 22,283,530         $ 68,498,207         $ 63,609,645
  Hotel                                                   1,514,863            1,473,738            4,365,919            4,491,981
  Food and beverage                                       5,272,872            5,298,440           15,982,561           15,842,213
  Other revenues                                          1,865,316            1,543,309            5,623,729            5,950,245
                                                       ------------         ------------         ------------         ------------
Gross revenues                                           31,898,547           30,599,017           94,470,416           89,894,084

  Less casino promotional allowances                     (3,059,300)          (3,083,029)          (9,601,003)          (9,487,966)
                                                       ------------         ------------         ------------         ------------

Net operating revenues                                   28,839,247           27,515,988           84,869,413           80,406,118
                                                       ------------         ------------         ------------         ------------
Operating expenses:
  Casino                                                 11,045,685           10,720,016           33,651,682           31,749,544
  Hotel                                                     486,518              457,155            1,438,826            1,319,149
  Food and beverage                                       3,659,557            3,438,509           10,611,243           10,898,320
  Other operating expenses                                  749,976              738,779            2,248,672            2,212,925
  Selling, general & administrative                       3,297,015            2,809,993            9,496,518            8,171,455
  Corporate expenses                                        856,035              743,419            2,635,176            2,430,542
  Utilities & property expenses                           2,478,629            3,111,085            8,668,057            9,083,909
  Depreciation & amortization                             3,575,007            2,753,904            9,713,604            8,241,501
                                                       ------------         ------------         ------------         ------------

Total operating expenses                                 26,148,422           24,772,860           78,463,778           74,107,345
                                                       ------------         ------------         ------------         ------------

Operating income                                          2,690,825            2,743,128            6,405,635            6,298,773

Interest expense                                          6,721,120            5,585,080           18,791,234           16,948,978
                                                       ------------         ------------         ------------         ------------

Loss before income tax benefit and
  extraordinary item                                     (4,030,295)          (2,841,952)         (12,385,599)         (10,650,205)

Federal income tax benefit                                        0             (491,055)                   0           (2,902,340)
                                                       ------------         ------------         ------------         ------------

Loss before extraordinary item                           (4,030,295)          (2,350,897)         (12,385,599)          (7,747,865)

Extraordinary item-gain on early
  extinguishment of debt, net of tax
  provision of $200,482 in 1997                                   0              372,323                    0              372,323
                                                       ------------         ------------         ------------         ------------
Net loss                                                 (4,030,295)          (1,978,574)         (12,385,599)          (7,375,542)
Dividends paid or accrued on preferred shares               379,065              379,065            1,137,194            1,137,194
                                                       ------------         ------------         ------------         ------------

Net loss applicable to common shares                   ($ 4,409,360)        ($ 2,357,639)        ($13,522,793)        ($ 8,512,736)
                                                       ------------         ------------         ------------         ------------
                                                       ------------         ------------         ------------         ------------

Average common shares outstanding                         6,195,356            6,195,356            6,195,356            6,195,356
                                                       ------------         ------------         ------------         ------------
                                                       ------------         ------------         ------------         ------------
Loss per common share:
  net loss                                             ($      0.65)        ($      0.32)        ($      2.00)        ($      1.19)
  dividends paid or accrued on preferred shares        ($      0.06)        ($      0.06)        ($      0.18)        ($      0.18)
                                                       ------------         ------------         ------------         ------------

Loss per common share                                  ($      0.71)        ($      0.38)        ($      2.18)        ($      1.37)
                                                       ------------         ------------         ------------         ------------
                                                       ------------         ------------         ------------         ------------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                      SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (Unaudited)

                                                                   Additional
                                    Common         Preferred         Paid-in      Accumulated      Treasury
                                    Stock            Stock           Capital        Deficit          Stock         Total
                                 ------------   -------------   --------------  --------------- --------------  -------------
Balances, October 1, 1997             $61,954     $20,469,492      $51,513,504     ($51,098,739)      ($87,774)   $20,858,437

Net loss                                                                            (12,385,599)                  (12,385,599)

Preferred stock dividend accrued                    1,137,194                        (1,137,194)                            0
                                 ------------  --------------  ---------------  --------------- --------------  -------------

Balances, June 30, 1998               $61,954     $21,606,686      $51,513,504     ($64,621,532)      ($87,774)    $8,472,838
                                 ------------  --------------  ---------------  --------------- --------------  -------------
                                 ------------  --------------  ---------------  --------------- --------------  -------------


See the accompanying Notes to Consolidated Condensed Financial Statements.

                        SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                     Nine Months         Nine Months
                                                                        Ended               Ended
                                                                    June 30, 1998       June 30, 1997
---------------------------------------------------------------   -----------------    ---------------
Cash flows from operating activities:
 Cash and short-term investments provided by
    (used in) operations                                              ($1,461,095)        $2,164,108
     Gain on sale of land held for development                                  0           (725,179)
     Gain on early extinguishment of debt                                       0           (372,323)
     Decrease (increase) in accounts receivable, net                     (547,191)           114,870
     Increase in accounts receivable, officer                                   0            (38,372)
     Increase (decrease) in inventories                                   (67,126)            48,379
     Increase in prepaid expenses & other                                (688,045)        (1,156,066)
     Decrease in deferred income taxes                                          0         (2,888,233)
     Increase in other assets                                          (7,782,042)        (1,614,350)
     Decrease in accounts payable                                        (696,189)          (927,975)
     Decrease in interest payable                                      (4,774,061)        (5,283,987)
     Increase (decrease) in accrued and other liabilities               1,120,748            (47,591)
                                                                  -----------------    -------------

Net cash used in operating activities                                 (14,895,001)       (10,726,719)
                                                                  -----------------    -------------

Cash flows from investing activities:
     Proceeds from sale of land held for development                            0          3,150,000
     Capital expenditures                                              (4,538,718)        (1,551,270)
                                                                  -----------------    -------------

Net cash provided by (used in) investing activities                    (4,538,718)         1,598,730
                                                                  -----------------    -------------

Cash flows from financing activities:
     Cash proceeds of long-term debt                                   81,439,996          6,675,658
     Cash paid on long-term debt                                      (57,563,091)        (4,840,355)
                                                                  -----------------    -------------

Net cash provided by financing activities                              23,876,905          1,835,303
                                                                  -----------------    -------------

Increase (decrease) in cash and short-term investments                  4,443,186         (7,292,686)

Cash and short-term investments,
  beginning of period                                                  15,146,217         17,497,824
                                                                  -----------------    -------------

Cash and short-term investments,
  end of period                                                       $19,589,403        $10,205,138
                                                                  -----------------    -------------
                                                                  -----------------    -------------

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

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1997. The results of operations for the nine month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at June 30, 1998, the results of its operations for the three and nine month periods ended June 30, 1998 and 1997, the changes in stockholders' equity for the nine month period ended June 30, 1998, and cash flows for the nine month periods ended June 30, 1998 and 1997.

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

Recently Issued Accounting Standards

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations during the quarter ended June 30, 1998 since the Company incurred a net loss during the three-month and nine-month periods ended June 30, 1998.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial accounting standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal years beginning after December 15, 1997. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. Management does not believe that SFAS No. 130 will have a material impact on the Company's financial statements.

The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending September 30, 1999. Management has not yet completed its analysis of which operating segments it will report on to comply with SFAS No. 131.

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

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

At June 30, 1998, approximately $8.6 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of June 30, 1998, SFHI did not meet the conditions precedent to making a distribution to the Company.

At June 30, 1998, approximately $9.3 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% First Mortgage Notes due 1998 ("13 1/2% Notes") of Pioneer Finance Corp. were issued. Santa Fe Valley, Inc. ("SFVI") a wholly-owned subsidiary of the Pioneer, held approximately $6.4 million of the cash and short-term investments which could be distributed to PHI. As of June 30, 1998, PHI did not meet the conditions precedent to making a distribution to the Company.

At June 30, 1998, approximately $1.1 million of the Company's consolidated cash and short-term investments was held by SLVC and was subject to certain restrictions and limitations on its use by the terms of $57.5 million principal amount of notes due 1999 ("SLVC Notes") of SLVC.

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

NOTE 4 - PROPERTY AND EQUIPMENT, NET

In March 1998, the Company acquired, for approximately $10.7 million, gaming equipment and furniture and fixtures previously under lease at the Santa Fe. In June 1998, the Santa Fe acquired additional gaming equipment for $1.2 million. The Company funded the acquisition with proceeds from a $14 million note placement in April 1998. (See Note 6)

In December 1997, the Company acquired, for approximately $1.2 million, gaming equipment previously under lease at the Pioneer. In January 1998, the Pioneer acquired, for approximately $500,000, an additional 108 gaming machines from available working capital.

NOTE 5 - CURRENT PORTION OF LONG-TERM DEBT

As of June 30, 1998, the Company's current liabilities exceeded current assets by $52.4 million. The Company has approximately $65.7 million in current maturities of long term debt due to third parties during the twelve-month period ending June 30, 1999, comprised primarily of $60.0 million principal amount of 13 1/2% Notes issued by Pioneer Finance Corp. and guaranteed by the Company, a $4.8 million balloon payment due in December

1998 on the note payable by the Company to Sierra Construction Corp. ("Sierra Construction") and principal amortization payments under other notes payable and capital leases.

Although management has in the past and is currently exploring refinancing or debt modification alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy the current maturities of long-term debt obligations as they become due in the twelve month period ending June 30, 1999, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

NOTE 6 - LONG-TERM DEBT

In November 1997, the Company entered into an amended and restated agreement with respect to the SLVC Notes pursuant to which the principal amount of notes was increased from $35 million to $57.5 million. SLVC issued two tranches of promissory notes, $37 million principal amount with an interest rate of 9.75% and $20.5 million with an interest rate of 13.25%. Certain other provisions of the loan agreement were amended, including the elimination of any sinking fund principal payments prior to maturity in December 1999. The additional proceeds were used by SLVC primarily to acquire the 39 acre parcel of land in Henderson, Nevada from its affiliate SFVI for cash consideration of $20 million. At closing, SFVI used approximately $5 million to repay the outstanding first mortgage indebtedness and paid a dividend of $5 million to PHI. The balance of the proceeds of approximately $10 million was retained by SFVI.

In March 1998, holders of a majority of the 11% Notes consented to three proposals to amend the Indenture under which the 11% Notes were issued and, as a result, all three proposals became effective. Pursuant to the amendments, SFHI was permitted to (a) incur $14 million of senior secured indebtedness; (b) grant a security interest in certain gaming equipment to secure two promissory notes in the aggregate principal amount of approximately $10 million to obtain an extension of the maturity of the two promissory notes from May 1998 until April 2001 and a reduction in the interest rate to 11% and (c) is permitted to lease 3 acres for development of a non-gaming hotel.

In April 1998, SFHI consummated the issuance of $14 million principal amount of 9.5% senior secured indebtedness (the "9.5% Notes") contemplated by the consent solicitation relating to its 11% Notes. The 9.5% Notes require quarterly interest only payments, and mature December 15, 2000. SFHI used approximately $10.7 million of proceeds to purchase gaming and other equipment under lease and approximately $1.2 million of the proceeds toward the purchase of additional gaming equipment. (See Note 4) SFHI expects to use the balance of the loan proceeds to acquire two new pylon signs and to fund in part the construction of a parking structure at the Santa Fe.

In addition, in April 1998, SFHI modified the terms of outstanding promissory notes aggregating approximately $10 million (the "Equipment Notes") in connection with a sale by the Company of the Equipment Notes to a third party to reduce the interest rate to 11% and to extend the maturity date from May 1998 to April 2001. SFHI also granted a security interest in gaming and other equipment to secure the modified notes. In April 1998, the Company consummated the sale of the Equipment Notes for cash proceeds of approximately $9 million. The Company utilized approximately $5.2 million of such proceeds to retire the 10.25% Subdebentures, upon maturity in June 1998 and expects to use the remaining cash proceeds for working capital purposes.

NOTE 7 - LEASES

In November 1997, SFHI amended the terms of operating leases for gaming and other equipment to extend the term of the leases from up to 36 months to 48 months, to defer payment on the leases until August 1998 and to replace older gaming equipment with new equipment. In January 1998, the Company entered into operating leases for an additional 200 slot and video poker machines with terms between 36 and 48 months. In March 1998, the Company acquired the equipment subject to lease. (See Notes 4 and 6)

In December 1997, the Pioneer purchased gaming equipment previously subject to lease for approximately $1.2 million, as a result of which monthly rental expense for gaming equipment decreased by $44,000.

NOTE 8 - SUPPLEMENTAL INFORMATION

Supplemental statement of cash flows information for the nine month periods ended June 30, 1998 and 1997 is presented below:

                                                           (dollars in thousands)
Operating Activities:                                      1998              1997
                                                          -------           -------
   Cash paid during the period  for interest,
   net of amount capitalized of $108,337 and
   $ -0- for 1998 and 1997, respectively                  $22,456          $21,139
                                                          -------          -------
                                                          -------          -------

Cash paid during the period for
   income taxes                                           $   -0-          $   100
                                                          -------          -------
                                                          -------          -------

Investing and Financing Activities:
   Debt incurred in connection with the
   acquisition of machinery and equipment                 $ 9,431          $   634
                                                          -------          -------
                                                          -------          -------

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

10.  SUPPLEMENTAL STATEMENT OF  SUBSIDIARY INFORMATION -
     FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

     THE COMPANY'S PRIMARY OPERATIONS ARE IN THE HOTEL/CASINO INDUSTRY AND IN FISCAL YEARS 1998 AND 1997 WERE CONDUCTED THROUGH PHI AND SFHI. "OTHER" BELOW INCLUDES FINANCIAL INFORMATION FOR THE COMPANY'S OTHER OPERATIONS BEFORE ELIMINATING ENTRIES. IN ADDITION TO THE FINANCIAL INFORMATION FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997, AS SET FORTH IN THE TABLE BELOW, SEE NOTES 2, 4, AND 7 FOR ADDITIONAL DISCUSSION OF SUBSIDIARY OPERATIONS.


(dollars in thousands)             YEAR            PHI             SFHI           OTHER        ELIMINATIONS          TOTAL
----------------------          -----------     ----------       ----------     -----------   ---------------    ------------
OPERATING REVENUES                   1998        $  30,741         $53,408        $ 1,578        ($    858)        $ 84,869
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

                                     1997        $  31,688         $47,334        $ 2,524        ($  1,140)        $ 80,406
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

OPERATING INCOME (LOSS)              1998        ($    387)        $ 9,288        ($1,845)       ($    650)        $  6,406
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

                                     1997        $   1,302         $ 4,877        $   834        ($    714)        $  6,299
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

INTEREST EXPENSE                     1998        $   6,098         $10,400        $ 2,943        ($    650)        $ 18,791
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

                                     1997        $   6,046         $ 9,911        $ 1,706        ($    714)        $ 16,949
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

DEPRECIATION AND AMORTIZATION        1998        $   4,255         $ 3,983        $ 1,476                          $  9,714
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

                                     1997        $   4,186         $ 3,918        $   138                          $  8,242
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

RENTS                                1998        $     661         $ 1,244                                         $  1,905
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

                                     1997        $     735         $ 2,243                                         $  2,978
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

CAPITAL EXPENDITURES                 1998        $   2,329         $11,574        $    66                          $ 13,969
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

                                     1997        $     726         $ 1,266        $   193                          $  2,185
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

IDENTIFIABLE ASSETS                  1998        $  92,516         $85,653        $58,211        ($  1,245)        $235,135
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------

                                     1997        $ 111,012         $77,326        $28,075        ($  1,245)        $215,168
                                                 ---------         -------        -------        ---------         --------
                                                 ---------         -------        -------        ---------         --------


11.  SUPPLEMENTAL STATEMENT OF  SUBSIDIARY INFORMATION -
     FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


     THE COMPANY'S PRIMARY OPERATIONS ARE IN THE HOTEL/CASINO INDUSTRY AND IN FISCAL YEARS 1998 AND 1997 WERE CONDUCTED THROUGH PHI AND SFHI. "OTHER" BELOW INCLUDES FINANCIAL INFORMATION FOR THE COMPANY'S OTHER OPERATIONS BEFORE ELIMINATING ENTRIES. IN ADDITION TO THE FINANCIAL INFORMATION FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AS SET FORTH IN THE TABLE BELOW, SEE NOTES 2, 4 AND 7 FOR ADDITIONAL DISCUSSION OF SUBSIDIARY OPERATIONS.


(dollars in thousands)                 YEAR        PHI           SFHI          OTHER        ELIMINATIONS        TOTAL
----------------------              ------------ ----------   ----------    -----------    ---------------  -------------
OPERATING REVENUES                      1998     $10,387        $18,272        $   310       ($   130)        $28,839
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------

                                        1997     $10,582        $16,767        $   663       ($   496)        $27,516
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------


OPERATING INCOME                        1998     $   157        $ 3,434        ($  857)      ($    43)        $ 2,691
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------

                                        1997     $   360        $ 2,701        $    95       ($   413)        $ 2,743
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------


INTEREST EXPENSE                        1998     $ 2,027        $ 3,690        $ 1,047       ($    43)        $ 6,721
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------

                                        1997     $ 2,039        $ 3,465        $   494       ($   413)        $ 5,585
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------


DEPRECIATION AND AMORTIZATION           1998     $ 1,470        $ 1,464        $   641                        $ 3,575
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------

                                        1997     $ 1,394        $ 1,316        $    44                        $ 2,754
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------


RENTS                                   1998     $   179        $    30                                       $   209
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------

                                        1997     $   246        $   789                                       $ 1,035
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------


CAPITAL EXPENDITURES                    1998     $   187        $ 1,686        $    26                        $ 1,899
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------

                                        1997     $   271        $   754        $    66                        $ 1,091
                                                 ---------      -------        -------       ---------        --------
                                                 ---------      -------        -------       ---------        --------


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Santa Fe Gaming Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Santa Fe Gaming Corporation and subsidiaries as of June 30, 1998, the related consolidated condensed statements of operations for the three-month and nine-month periods ended June 30, 1998 and 1997, stockholders' equity for the nine-month period ended June 30, 1998 and cash flows for the nine-month periods ended June 30, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

As discussed in Note 5 to the consolidated condensed financial statements, as of June 30, 1998 the Company's current liabilities exceeded current assets by $52.4 million, which is due to $65.7 million in current maturities of long term debt due to third parties during the twelve-months ended June 30, 1999. Management of the Company is exploring alternatives to address the $65.7 million current maturities of long term debt, which consist primarily of the Pioneer Hotel, Inc. 13 1/2% Notes of $60 million, including, but not limited to, disposition of assets, modifications to existing lease agreements, possible reduction of indebtedness and/or refinancing or modification of the 13 1/2% Notes. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries. No assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
August 7, 1998

                           SANTA FE GAMING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are currently conducted through two wholly owned subsidiary corporations, Santa Fe Hotel, Inc. ("SFHI") and Pioneer Hotel, Inc. ("PHI") (the "Operating Companies"). SFHI owns and operated the Santa Fe hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and Pioneer Inc. owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. In addition, the Company, through its wholly owned subsidiaries, Hacienda Hotel, Inc. ("HHI") and Sahara Nevada Corp., ("SNC"), previously owned and operated the Hacienda Resort Hotel and Casino (the "Hacienda") and the Sahara Hotel and Casino (the "Sahara"), but sold substantially all of the assets related to those hotel-casinos in August 1995 and October 1995, respectively.

     In the first nine months of fiscal 1998 the Company's revenues were derived 80.7% from casino operations, 18.8% from food and beverage operations, 5.2% from hotel operations and 6.6% from other operations such as bowling and ice skating ("other revenues") less promotional allowances of 11.3%. The Company's business strategy emphasizes slot and video poker machine play. For the first nine months of fiscal 1998, approximately 87.8% of gaming revenues was derived from slot and video poker machines, while 8.4% of such revenues was from table games and 3.8% from other gaming activities such as the race and sports book, poker, bingo and keno. For the first nine months of fiscal 1997, approximately 86.1% of gaming revenues was derived from slot and video poker machines, while 10.3% of such revenues was from table games and 3.6% from other gaming activities such as the race and sports book, poker, bingo and keno.

     The Company's earnings from operations before interest, taxes, depreciation and amortization, rents and corporate expenses ("EBITDA") were $20.7 million for the nine months ended June 30, 1998, as compared to $20.0 million for the nine months ended June 30, 1997. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with Generally accepted Accounting Principles ("GAAP"). It is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

     The following discussion sets forth certain of the Company's results from operations for the nine and three months ended June 30, 1998 and 1997 on a consolidated basis and by property for the Santa Fe and Pioneer.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1998 AND 1997

CONSOLIDATED

     NET OPERATING REVENUES. Consolidated revenues for the nine month period ended June 30, 1998 were $84.9 million, a $4.5 million, or 5.6%, increase from $80.4 million for the same period in fiscal 1997. Revenues increased by $6.1 million at the Santa Fe Hotel and Casino (the "Santa Fe") and decreased by $1.0 million at the Pioneer Hotel and Gambling Hall (the "Pioneer"). The prior period's revenues included a $700,000 gain on the sale of real property by Santa Fe Gaming.

     OPERATING EXPENSES. Total operating expenses increased $4.4 million, or 5.9%, from $74.1 million in the nine months ended June 30, 1997 to $78.5 million in the nine months ended June 30, 1998. Total operating expenses as a percentage of revenue increased from 92.2% in the nine months ended June 30, 1997 to 92.5% in the nine months ended June 30, 1998. Operating expenses increased by $1.7 million or 3.9% at the Santa Fe and $700,000 or 2.4% at the Pioneer. Operating expense of Sahara Las Vegas Corp. ("SLVC") increased by $1.9 million, primarily due to the amortization of debt issue costs associated with the issuance of an additional $37.5 million in principal amount of notes (the "SLVC Notes") in August and November 1997.

     OPERATING INCOME. Consolidated operating income for the nine month period ended June 30, 1998 was $6.4 million, a $100,000, or 1.7%, increase from $6.3 million for the same period in fiscal 1997. Operating income increased by $4.4 million at the Santa Fe and decreased by $1.7 million at the Pioneer and $1.7 million at SLVC. The prior period included a $700,000 gain on sale of real property by Santa Fe Gaming.

     OTHER EXPENSE. Consolidated interest expense for the nine month period ended June 30, 1998 was $18.8 million, a $1.9 million increase compared to $16.9 million for the same period in fiscal 1997. Interest expense of SLVC increased by $1.5 million in the 1998 period due to the issuance of the additional SLVC Notes in August and November 1997.

     NET LOSS. Consolidated loss before income tax and extraordinary item for the nine month period ended June 30, 1998 was $12.4 million, a $1.7 million increase compared to net loss of $10.7 million in the same period in the prior year. Loss before income tax decreased by $3.9 million in the 1998 period at the Santa Fe and increased by $1.7 million at the Pioneer and $3.2 million at SLVC. The prior period included a $700,000 gain on sale of real property by Santa Fe Gaming.

     The Company did not record an income tax benefit in the current fiscal year due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. Consolidated net loss, applicable to common shares, was $13.5 million in the 1998 period compared to $8.5 million in the prior year period.

     EBITDA. EBITDA increased $700,000, or 3.6%, from $20.0 million in the nine months ended June 30, 1997 to $20.7 million in the nine months ended June 30, 1998. EBITDA for the 1998 nine month period represents 1.0 times rent and interest expense, respectively, compared to 1.0 times rent and interest expense in the prior year nine month period. The Company will incur less rent expense in future periods, offset by increased interest expense as a result of the $14 million note placement by SFHI in April 1998 and $22.5 million note placement by SLVC in November 1997 and the application of net proceeds therefrom.

SANTA FE

     NET OPERATING REVENUES. Revenues at the Santa Fe increased 12.8%, or $6.1 million, in the nine months ended June 30, 1998 to $53.4 million compared to $47.3 million in the same period in the prior year. The completion of the first phase of road construction near the Santa Fe in September 1997 alleviated the access restriction to the Santa Fe, which management believes resulted in increased customer traffic reflected in the increased revenues. Completion of remaining construction in the immediate area, which commenced in September 1997, was completed in February 1998.

     Casino revenues increased 16.2%, or $5.9 million, to $42.5 million from $36.6 million when compared to the same nine month period of 1997, due to the increase in customers and the introduction of new slot equipment. Hotel revenues remained unchanged at $2.5 million from the nine months ended June 30, 1997 to the nine months ended June 30, 1998, as a drop in occupancy rate from 86.1% to 84.2% was offset by a 2.7% increase in average daily room rate. Food and beverage revenues increased $200,000 to $9.1 million in the nine months ended June 30, 1998 compared to $8.9 million in the nine months ended June 30, 1997, due to the increase in business volume. Other revenues increased $300,000 from $3.5 million in the nine months ended June 30, 1997 to $3.8 million in the nine months ended June 30, 1998, primarily due to proceeds received on disputed matters.

     OPERATING EXPENSE. Operating expenses increased by 3.9%, or $1.7 million. Casino expenses increased $1.7 million, or 9.8%, from $17.7 million in the nine months ended June 30, 1997 to $19.4 million in the nine months ended June 30, 1998, related to a corresponding increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased from
48.3 % in the nine months ended June 30, 1997 to 45.7% in the nine months ended June 30, 1998 due to spreading of fixed costs over a larger revenue base. Hotel expenses remained unchanged at $800,000 from the nine months ended June 30, 1997 to the nine months ended June 30, 1998. Food and beverage expenses decreased $400,000, or 6.2%, from $7.0 million in the nine months ended June 30, 1997 to $6.6 million in the nine months ended June 30, 1998 despite the increase in food and beverage revenues due to cost-of-sales control measures. Food and beverage expenses as a percentage of food and beverage revenues decreased from 79.0% in the nine months ended June 30, 1997 to 71.9% in the nine months ended June 30, 1998. Other expenses remained unchanged at $1.6 million from the nine months ended June 30, 1997 to the nine months ended June 30, 1998.

     Selling, general and administrative expenses increased $1.0 million, or 16.9%, from $5.7 million in the nine months ended June 30, 1997 to $6.7 million in the nine months ended June 30, 1998 due to increased advertising costs. The Santa Fe increased advertising expenditures to enhance awareness levels of its current brand marketing message. Selling, general and administrative expenses as a percentage of revenues increased from 12.1% in the nine months ended June 30, 1997 to 12.5% in the nine months ended June 30, 1998. Utilities and property expenses decreased $700,000 from $5.7 million in the nine months ended June 30, 1997 to $5.0 million in the nine months ended June 30, 1998, due to a decrease in rent expense. Utilities and property expenses as a percentage of revenues decreased from 12.1% in the nine months ended June 30, 1997 to 9.4% in the nine months ended June 30, 1998. Depreciation and amortization expenses were substantially unchanged at $3.9 million in the nine months ended June 30, 1997 versus $4.0 million in the nine months ended June 30, 1998.

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

     EBITDA. EBITDA increased $3.7 million, or 31.3%, from $11.7 million in the nine months ended June 30, 1997 to $15.4 million in the nine months ended June 30, 1998. EBITDA margin increased from 24.7% in the nine months ended June 30, 1997 to 28.7% in the nine months ended June 30, 1998. EBITDA for the 1998 nine month period represents 1.32 times rent and interest expense compared to .96 times rent and interest expense in the prior year nine month period. The Company will incur less rent expense in future periods, offset in part, by increased interest expense as a result of the $14 million note placement by SFHI in April 1998 and the application of net proceeds therefrom. (See Liquidity - SFHI below)

PIONEER

     NET OPERATING REVENUES. Revenues at the Pioneer decreased 3.0%, or $1.0 million, to $30.7 million as compared to $31.7 million in the prior year. The decrease in the current period's revenues is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California, and new casinos opened in Las Vegas.

     Casino revenues were $26.0 million in 1998, representing a decrease of 3.9%, or $1.0 million, from $27.0 million when compared to the 1997 period. Hotel revenues decreased $200,000 to $1.8 million from the nine months ended June 30, 1997 to the nine months ended June 30, 1998, as a result of a drop in occupancy rate from 80.9% to 79.4% and a 4.4% decrease in average daily room rate. Food and beverage revenues decreased to $6.8 million in the nine months ended June 30, 1998 compared to $7.0 million in the nine months ended June 30, 1997, due to a decrease in customers and incentive programs and giveaways intended to increase business. Other revenues remained substantially unchanged at $1.1 million in the nine months periods ended June 30, 1997 and June 30, 1998. Casino promotional allowances decreased $400,000, or 7.1%, from $5.4 million in the 1997 period to $5.0 million in the 1998 period.

     OPERATING EXPENSE. Total operating expenses increased $700,000, or 2.4%, from $30.4 million in the nine months ended June 30, 1997 to $31.1 million in the nine months ended June 30, 1998. Total operating expenses as a percentage of revenue increased from 95.9% in the nine months ended June 30, 1997 to 101.3% in the nine months ended June 30, 1998.

     Casino expenses increased $100,000, or 1.2%, from $14.1 million in the nine months ended June 30, 1997 to $14.2 million in the nine months ended June 30, 1998, primarily due to an increase in contributions paid for wide area progressive slots. Casino expenses as a percentage of casino revenues increased from 52.1 % in the nine months ended June 30, 1997 to 54.8% in the nine months ended June 30, 1998. Hotel expenses increased $100,000, or 25.5%, from the nine months ended June 30, 1997 to the nine months ended June 30, 1998, primarily due to increases in payroll costs and costs to upgrade the hotel rooms. Food and beverage expenses increased $100,000, or 3.9%, from $3.9 million in the nine months ended June 30, 1997 to $4.0 million in the nine months ended June 30, 1998, despite the decrease in food and beverage revenues, due to increases in payroll costs and cost of sales. The cost of sales was impacted by the incentive programs. Food and beverage expenses as a percentage of food and beverage revenues increased from 55.8% in the nine months ended June 30, 1997 to 59.0% in the nine months ended June 30, 1998. Other expenses remained unchanged at $600,000 from the nine months ended June 30, 1997 to the nine months ended June 30, 1998.

     Selling, general and administrative expenses increased $300,000, or 7.0 %, from

$4.0 million in the nine months ended June 30, 1997 to $4.3 million in the nine months ended June 30, 1998 due to increased advertising costs. The Pioneer altered its marketing strategy during fiscal year 1998 to include television advertising as part of its communications mix in order to reach out to the regional market to encourage new visits. Selling, general and administrative expenses as a percentage of revenues increased from 12.8% in the nine months ended June 30, 1997 to 14.1% in the nine months ended June 30, 1998. Utilities and property expenses were nearly unchanged at $3.1 million in the nine months ended June 30, 1997 versus $3.0 million in the nine months ended June 30, 1998. Depreciation and amortization expenses were substantially unchanged at $4.2 million in the nine months ended June 30, 1997 versus $4.3 million in the nine months ended June 30, 1998.

     EBITDA. EBITDA decreased $1.5 million, or 22.0%, from $6.9 million in the nine months ended June 30, 1997 to $5.4 million in the nine months ended June 30, 1998. EBITDA margin decreased from 21.7 % in the nine months ended June 30, 1997 to 17.5% in the nine months ended June 30, 1998. EBITDA for the 1998 nine month period represents .79 times rent and interest expense, respectively, compared to 1.01 times rent and interest expense in the prior year nine month period. The Company will incur less rent expense in future periods as a result of the purchase of $1.2 million gaming equipment in December 1997 previously under lease. During the nine month period ended June 30, 1998, a wholly-owned subsidiary of the Pioneer made cash dividends to the Pioneer of $5.0 million in November 1997 and $3.4 million in June 1998, to provide, in part, liquidity to meet debt service payments.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AND 1997

CONSOLIDATED

     NET OPERATING REVENUES. Consolidated revenues for the three month period ended June 30, 1998 were $28.8 million, a $1.3 million, or 4.8%, increase from $27.5 million for the same period in fiscal 1997. Revenues increased by $1.5 million at the Santa Fe and decreased by $200,000 at the Pioneer.

     OPERATING EXPENSE. Total operating expenses increased $1.3 million, or 5.6%, from $24.8 million in the three months ended June 30, 1997 to $26.1 million in the three months ended June 30, 1998. Total operating expenses as a percentage of revenue increased from 90.0% in the three months ended June 30, 1997 to 90.7% in the three months ended June 30, 1998. Operating expenses increased by $800,000 at the Santa Fe and $700,000 at SLVC and was unchanged at the Pioneer. The increase at SLVC is primarily due to the amortization of debt issue costs associated with the issuance of the additional SLVC Notes in November 1997.

     OPERATING INCOME. Consolidated operating income for the three month period ended June 30, 1998 was unchanged at $2.7 million compared to the same period in fiscal 1997. Operating income increased by $700,000 at the Santa Fe and decreased by $200,000 at the Pioneer and $700,000 at SLVC.

     OTHER EXPENSE. Consolidated interest expense for the three month period ended June 30, 1998 was $6.7 million, a $1.1 million increase compared to $5.6 million for the same period in fiscal 1997. Interest expense of SLVC increased by $600,000 in the 1998 period due to the issuance the additional SLVC Notes in August and November 1997.

     NET LOSS. Consolidated loss before income tax and extraordinary item for the three month period ended June 30, 1998 was $4.0 million, a $1.2 million increase compared to $2.8 million in the same period in the prior year. Net loss before income tax decreased by $500,000 at the Santa Fe and increased by $200,000 at the Pioneer and $1.3 million at SLVC.

     The Company did not record an income tax benefit in the current quarter due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. Consolidated net loss applicable to common shares was $4.4 million compared to $2.4 million in the prior year period.

     EBITDA. EBITDA was unchanged at $7.3 million in the three months ended June 30, 1998 compared to June 30, 1997. EBITDA for the 1998 three month period represents 1.06 times rent and interest expense, compared to 1.10 times rent and interest expense in the prior year three month period. The Company will incur less rent expense in future periods, offset in part, by increased interest expense as a result of the $14 million note placement by SFHI in April 1998 and the application of net proceeds therefrom. (See Liquidity - SFHI below)

SANTA FE

     NET OPERATING REVENUES. Revenues at the Santa Fe increased 9.0%, or $1.5 million, in the three months ended June 30, 1998 to $18.3 million as compared to $16.8 million in the same period in the prior year. The completion of the first phase of road construction near the Santa Fe in September 1997 alleviated the access restriction to the Santa Fe, which management believes resulted in increased customer traffic reflected in the increased revenues. Completion of remaining construction in the immediate area, which commenced in September 1997, was completed in February 1998.

     Casino revenues increased 9.9%, or $1.3 million, to $14.7 million from $13.4 million when compared to the same three month period of 1997, due to the increase in customers and the introduction of new slot equipment. Hotel revenues remained unchanged at $800,000 from the three months ended June 30, 1997 to the three months ended June 30, 1998, as an increase in occupancy rate from 82.5% to 87.3% was offset by a 2.3% decrease in average daily room rate. Food and beverage revenues remained relatively stable at $3.0 million in the three months ended June 30, 1998 compared to $2.9 million in the three months ended June 30, 1997. Other revenues increased $300,000 to $1.3 million in the three months ended June 30, 1998 from $1.0 million in the three months ended June 30, 1997, primarily due to proceeds received on disputed matters.

     OPERATING EXPENSE. Operating expenses increased by 5.5%, or $800,000. Casino expenses increased $600,000, or 9.1%, from $6.0 million in the three months ended June 30, 1997 to $6.6 million in the three months ended June 30, 1998, related to a corresponding increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased from 45.1 % in the three months ended June 30, 1997 to 44.7% in the three months ended June 30, 1998 due to spreading of fixed costs over a larger revenue base. Hotel expenses remained unchanged at $300,000 from the three months ended June 30, 1997 to the three months ended June 30, 1998. Food and beverage expenses remained relatively stable at $2.2 million in the three months ended June 30, 1998 compared to $2.1 million in the three months ended June 30, 1997. Food and beverage expenses as a percentage of food and beverage revenues increased from 73.3% in the three months ended June 30, 1997 to 74.5% in the three months ended June 30, 1998, due to an increase in the cost of food sales for the 1998 quarter compared to the 1997 quarter. Other expenses remained unchanged from the three months ended June 30, 1997 to the three months ended June 30, 1998.

     Selling, general and administrative expenses increased $500,000, or 28.9%, from $1.9 million in the three months ended June 30, 1997 to $2.4 million in the three months ended June 30, 1998 due to increased advertising costs. The Santa Fe increased advertising expenditures to enhance awareness levels of its current brand marketing message. Selling, general and administrative expenses as a percentage of revenues increased from 11.2% in the three months ended June 30, 1997 to 13.3% in the three months needed June 30, 1998. Utilities and property expenses decreased $500,000 from $1.9 million in the three months ended June 30, 1997 to $1.4 million in the three months ended June 30, 1998, due to a decrease in rent expense. Utilities and property expenses as a percentage of revenues decreased from 11.6% in the three months ended June 30, 1997 to 7.6% in the three months ended June 30, 1998. Depreciation and amortization expenses increased $200,000 from $1.3 million in the three months ended June 30, 1997 to $1.5 million in the three months ended June 30, 1998.

     EBITDA. EBITDA increased $200,000, or 4.0%, from $5.0 million in the three months ended June 30, 1997 to $5.2 million in the three months ended June 30, 1998. EBITDA margin decreased from 29.9% in the three months ended June 30, 1997 to 28.5% in the three months ended June 30, 1998. EBITDA for the 1998 three month period represents 1.40 times rent and interest expense compared to 1.18 times rent and interest expense in the prior year three month period. The Company will incur less rent expense in future periods, offset in part, by increased interest expense as a result of the $14 million note placement by SFHI in April 1998 and the application of net proceeds therefrom. (See Liquidity - SFHI below)

PIONEER

     NET OPERATING REVENUES. Revenues at the Pioneer decreased 1.8%, or $200,000, to $10.4 million in the June 1998 quarter as compared to $10.6 million in the prior year. The decrease in the current period's revenues is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California, and new casinos opened in Las Vegas.

     Casino revenues were $8.6 million in 1998, representing a decrease of 4.0%, or $300,000, from $8.9 million when compared to the 1997 period. Hotel revenues remained unchanged at $600,000 from the three months ended June 30, 1997 to the three months ended June 30, 1998, as a drop in occupancy rate from 81.3% to 79.1% was offset by a 9.4% increase in average daily room rate. Food and beverage revenues remained relatively stable at $2.3 million in the three months ended June 30, 1998 compared to $2.4 million in the three months ended June 30, 1997. Other revenues remained substantially unchanged in the three months ended June 30, 1997 compared to the three months ended June 30, 1998.

     OPERATING EXPENSE. Operating expense was unchanged in the quarter ended June 30, 1998.

     Casino expenses decreased $200,000, or 4.7%, from $4.7 million, in the three months ended June 30, 1997 to $4.5 million in the three months ended June 30, 1998, related to a corresponding decrease in casino revenues. Casino expenses as a percentage of casino revenues decreased from 52.7 % in the three months ended June 30, 1997 to 52.3% in the three months ended June 30, 1998. Hotel expenses remained unchanged at $200,000 from the three months ended June 30, 1997 to the three months ended June 30, 1998. Food and beverage expenses increased $200,000, or 10.1%, from $1.3 million in the three months ended June 30, 1997 to $1.5 million in the three months ended June 30, 1998 despite the slight decrease in food and beverage revenues, due to increases in payroll costs and cost of sales. The cost of sales was impacted by the incentive programs. Food and beverage expenses as a percentage of food and beverage revenues increased from 54.8% in the three months ended June 30, 1997 to 62.8% in the three months ended June 30, 1998. Other expenses remained unchanged from the three months ended June 30, 1997 compared to the three months ended June 30, 1998.

     Selling, general and administrative expenses increased $100,000, or 5.4%, from $1.3 million in the three months ended June 30, 1997 to $1.4 million in the three months ended June 30, 1998 due to increased advertising costs. The Pioneer altered its marketing strategy during fiscal year 1998 to include television advertising as part of its communications mix in order to reach out to the regional market to encourage new visits. Selling, general and administrative expenses as a percentage of revenues increased from 12.5% in the three months ended June 30, 1997 to 13.4% in the three months needed June 30, 1998. Utilities and property expenses were nearly unchanged at $1.1 million in the three months ended June 30, 1997 versus $1.0 million in the three months ended June 30, 1998. Depreciation and amortization expenses were substantially unchanged at $1.4 million in the three months ended June 30, 1997 versus $1.5 million in the three months ended June 30, 1998.

     EBITDA. EBITDA decreased $100,000, or 5.1%, from $2.2 million in the three months ended June 30, 1997 to $2.1 million in the three months ended June 30, 1998. EBITDA margin decreased from 20.8% in the three months ended June 30, 1997 to 20.1% in the three months ended June 30, 1998. EBITDA for the 1998 three month period represents .95 times rent and interest expense, respectively, compared to .96 times rent and interest expense in the prior year three month period. The Company will incur less rent expense in future periods as a result of the purchase of $1.0 million gaming equipment in December 1997 previously under lease. In June 1998, the wholly-owned subsidiary of the Pioneer issued cash dividends of approximately $3.4 million, to provide, in part, liquidity to meet debt service payments.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

     LIQUIDITY. As of June 30, 1998, the Company ("SFGC") held cash and short-term investments of $19.6 million compared to $15.1 million at September 30, 1997. Management believes that, based on operations for the nine month period ended June 30, 1998, the Company will have sufficient cash resources to meet its operating and debt service requirements excluding debt maturities through the twelve month period ending June 30, 1999, although no assurance can be given to that effect.

     Debt agreements restrict the distribution of cash from certain of the Company's subsidiaries to the Company. Cash flow from SFHI, PHI and SLVC is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness of such subsidiaries. Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI, (collectively "Corporate") must rely on existing cash and available resources, including the 22 acre parcel of real property subject to a sale agreement, or cause subsidiaries to dispose of or refinance assets, to provide liquidity to fund Corporate cash requirements including obligations that may arise as a result of the Company's guarantee of subsidiary debt. See more detailed discussion of Liquidity and Capital Resources for SLVC, PHI, SFHI and Corporate, below.

     The Company has approximately $65.7 million in current maturities of long term debt due to third parties during the twelve-month period ending June 30, 1999, comprised primarily of $60.0 million principal amount of 13 1/2% Notes due December 1998 issued by Pioneer Finance Corp. and guaranteed by the Company (the "13 1/2% Notes"), a $4.8 million balloon payment due in December 1998 on a note payable by the Company to Sierra Construction Corp. ("Sierra Note") and principal amortization payments under other notes payable and capital leases. The scheduled maturities applicable to third party debt under notes payable and capital leases at SFHI and PHI during the twelve month period ending June 30, 1999 are $600,000 and $30,000, respectively.

     The Company had $146.1 million in long-term debt, net of current maturities and debt discount, as of June 30, 1998. Of such amounts, approximately $57.5 million and $80.3 million mature in December 1999 and December 2000, respectively, comprised primarily of $57.5 million principal amount of SLVC Notes issued by SLVC and guaranteed by the Company, $99.4 million principal amount of 11% Notes due December 2000 (the "11% Notes") issued by SFHI and guaranteed by the Company, of which $33.0 million is held by SLVC, and $14.0 million of 9.5% Notes due December 2000 (the "9.5% Notes") issued by SFHI and guaranteed by the Company.

     Although management has in the past and is currently exploring refinancing or debt modifications alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy the current maturities of long-term debt obligations as they become due in the twelve month period ending June 30, 1999, including the approximately $65 million of indebtedness that matures in December 1998, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

     CASH FLOW FROM OPERATIONS. The Company's cash used for operations was $14.9 million for the nine months ended June 30, 1998 as compared to $10.7 million for the prior year period. The increase in cash used for operations was primarily due to increased interest expense at SLVC and development costs for the Henderson project offset by improved cash flow from the Santa Fe. The Company's principal uses of cash from operations are for rents, for gaming equipment (until the purchase of substantially all such equipment in March
1998), corporate expenses, interest payments on indebtedness and capital expenditures including development cost for proposed projects. Management believes that cash flow from operations in the prior period was adversely impacted by restricted access to the Santa Fe due to road construction that was ongoing from April 1996 through February 1998 and increased competition in the Las Vegas locals market.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities was $4.5 million during the nine month period ended June 1998, as compared to cash provided by investing activities of $1.6 million during the nine month period ended June 1997. The current period use represents the acquisition of gaming equipment at the Santa Fe and Pioneer. SFHI expects to spend approximately $4.0 million for improvements through the remainder of 1998, including the acquisition of new pylon signs and the construction of a parking structure. The Company owns, through an indirect wholly owned subsidiary, an approximately 39 acre parcel of real property in Henderson, Nevada, located in the southeast Las Vegas Valley. The Company is evaluating the potential development of a hotel/casino and entertainment complex on this property. The Company has completed preliminary engineering and architectural drawings for the project. Any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property. (See Corporate and SLVC below)

     CASH FLOW FROM FINANCING ACTIVITIES. Cash provided from financing activities was $23.9 million in the 1998 nine month period compared to $1.8 million during the same period in 1997. This represents primarily the application of the net proceeds resulting from the placement of the additional $22.5 million principal amount of SLVC Notes and the placement by SFHI of $14 million principal amount of senior notes. Additionally, in April 1998 SFGC sold promissory notes issued by SFHI with an aggregate principal amount of approximately $10 million for approximately $9 million in cash. (See Corporate and SFHI below)

CORPORATE - Approximately $2.7 million of the Company's current assets at June 30, 1998, including approximately $600,000 of cash and short-term investments, was held by Corporate.

     Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate's principal uses of cash are for debt service, administrative and professional expenses of the parent company and costs associated with the evaluation and development of proposed projects. Additional potential uses of cash by Corporate include the payment of a guaranteed tenant loan if the Company terminates the lease to which the parcel on Las Vegas Boulevard South is subject (which loan had an outstanding balance of $4.9 million as of June 30, 1998).

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

     The Company has guaranteed the debt of its subsidiaries, PHI, SLVC and SFHI, including $60 million principal amount of 13 1/2% Notes due December 1998. Furthermore, in the event that cash at SLVC, SFHI or PHI is insufficient to meet liquidity requirements, Corporate may make contributions, or, to the extent permitted by financing arrangements, loans to SLVC, SFHI or PHI to prevent an event of default under debt instruments to which SLVC, SFHI or PHI is a party and which loans have been guaranteed by Corporate. In order to generate necessary liquidity, the Company may cause its subsidiaries to dispose of, pledge or refinance certain assets to generate sufficient liquidity to meet the cash requirements. No assurance can be given that Corporate would have available resources to make such contributions or loans. (See SFHI, PHI and SLVC)

     Management believes that Corporate has sufficient working capital and available resources to meet its operating and debt service requirements through the twelve month period ending June 30, 1999, excluding the $4.8 million note due Sierra Construction in December 1998 ("Sierra Note"). The Company is exploring alternatives to modify the Sierra Note to extend the maturity date. Although no assurance can be given to that effect that an agreement will be consummated with regard to the Sierra Note.

SFHI - At June 30, 1998, approximately $11.9 million of the Company's current assets, including approximately $8.6 million of cash and short term investments, was held by SFHI.

     Results of operations at the Santa Fe for the three and nine months ended June 30, 1998 generated EBITDA of $5.2 million and $15.4 million, approximately 1.40 and 1.32 times rent and interest expense, respectively, compared to $5.0 and $11.7 million of EBITDA in 1997, or approximately 1.18 and .96 times rent and interest expense, respectively. In the fiscal 1998 nine month period, the Santa Fe reported approximately $1.2 million in rent expense compared to $2.2 million in the fiscal 1997 period. Management believes that Santa Fe's EBITDA in prior periods was adversely impacted as a result of increased competition in its market area and restricted access to the property due to road construction. The completion of the first phase of road construction near the

Santa Fe in September 1997 alleviated the access restriction to the Santa Fe, which management believes resulted in increased customer traffic reflected in the increased revenues. Completion of remaining construction in the immediate area, which commenced in September 1997, was completed in February 1998.

     SFHI's principal uses of cash from operations are for operating lease payments, corporate expenses, interest payments on indebtedness and capital expenditures to maintain the facility. SFHI's lease payments in future periods will be decreased, offset in part, by increased interest expense, as a result of the issuance of the 9.5% Notes in April 1998 and the use of net proceeds therefrom, as discussed above. Capital expenditures to maintain the facility in fiscal 1998 are expected to be approximately the same that was expended in fiscal 1997, excluding the purchase of approximately $9.7 million in gaming equipment. SFHI expects to spend approximately $4.0 million for improvements, including new pylon signs and a parking structure, through the remainder of 1998.

     Management believes that, based on operations for the nine month period ended June 30, 1998, SFHI will have sufficient cash resources to meet its operating and debt service requirements through the twelve month period ending June 30, 1999, although no assurance can be given to that effect. Results for the 1998 first, second and third quarters improved compared to the same quarters in the prior year. However, results for the 1998 periods to date are not necessarily indicative of results for the entire fiscal year. SFHI is exploring alternatives to improve liquidity, including, but not limited to, possible refinancings or modification of the 9.5% Notes and 11% Notes. The Company has no arrangements for any refinancings, dispositions or other financings. To the extent that SFHI is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or make advances to SFHI. No assurance can be given that Corporate would have available resources to make contributions or advances. (See Liquidity - Corporate)

PHI - At June 30, 1998, approximately $11.0 million of the Company's current assets, including approximately $9.3 million of cash and short term investments, was held by PHI. A wholly-owned subsidiary (the "Pioneer Subsidiary") held $6.4 million of the cash and short-term investments held by the Pioneer.

     Results of operations at the Pioneer for the three and nine months ended June 30, 1998, generated EBITDA of $2.1 million and $5.4 million, approximately .95 and .79 times rent and interest expense, respectively, compared to $2.2 million and $6.9 million of EBITDA in 1997, or approximately
 .96 and 1.01 times rent and interest expense, respectively. Pioneer reported rent expense of approximately $700,000 in both the 1997 and 1998 nine month periods. Rent in future periods will be less compared to the current nine month ended June 30, 1998 due to the purchase of gaming equipment previously under lease in December 1997.

     PHI's principal uses of cash are for operating lease payments, corporate expenses, interest payments on indebtedness and capital expenditures to maintain the facility. Capital expenditures to maintain the facility in fiscal 1998 are expected to be approximately the same as was expended in fiscal 1997, excluding approximately $1.9 million to purchase gaming equipment in the 1998 period.

     Management believes that, based on operations for the nine month period ended June 30, 1998, PHI will have sufficient cash and available resources to meet its operating requirements excluding maturity of the 13.5% Notes in December 1998 through the twelve months ending June 30, 1999, although no assurance can be given to that effect. Results for the 1998 three and nine month periods ended June 30, 1998 were down compared to the same periods in the prior year. PHI is exploring alternatives to improve liquidity and to address the maturity of the 13 1/2% Notes, including, but not limited to, modifications to existing lease agreements and a possible reduction of indebtedness or refinancing or modification of the 13 1/2% Notes. Approximately $6.4 million of cash is held by the Pioneer Subsidiary and could be available to satisfy in part the obligations under the 13 1/2% Notes. The Company has no arrangements for any such refinancings, modifications, dispositions or other financings and no assurance can be given that PHI will successfully make such arrangements. To the extent that PHI is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or make advances to PHI. No assurance can be given that Corporate would have available resources to make contributions or advances. (See Liquidity - Corporate)

SLVC - At June 30, 1998, approximately $1.1 million of the Company's cash and short-term investments was held by SLVC.

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

     Additional potential required uses of cash by SLVC include the redemption of $7.0 million principal amount of SLVC Notes or, alternatively, the purchase of $7.0 million principal amount of 11% Notes, if SFHI cash flow (as defined in the agreement relating to the SLVC Notes), before a maximum $2.4 million in lease obligations at the Santa Fe, is less than $13.5 million for any four quarter period.

     Management believes that SLVC has available resources, consisting primarily of restricted working capital and interest income on the 11% Notes held as collateral, to meet operating and debt service requirements through the twelve months ending June 30, 1999, although no assurance can be given to that effect.

RELATED PARTIES   In November 1993, Mr. Lowden, Chairman of the Board, Chief
Executive Officer and 53% stockholder of the Company, and Bank of America (the "bank") entered into a personal loan agreement, secured by a pledge of
substantially all the common shares of the Company owned by Mr. Lowden.   Mr.
Lowden has advised the Company he has repaid the entire loan balance in July
1998.

     From 1991 through 1993 LICO, a company wholly-owned by Mr. Lowden, borrowed an aggregate of $476,000 from a subsidiary of the Company, pursuant to an unsecured demand loan which bore interest at 2% over the prime rate. The outstanding balance of the loan including accrued interest was $700,000 as of December 31, 1997. In January 1998, the amount outstanding under the loan was satisfied in full through the offset of amounts due Mr. Lowden under compensation arrangements.

COMPUTERIZED OPERATIONS AND THE YEAR 2000

     During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting form the inability of current technology to process properly the change from the year 1999 to 2000. Although, based on a review of its data processing, operating and other computer-based systems, the Company does not currently anticipate any material disruption in its operations as a result of any failure by the Company to achieve year 2000 compliance, there can be no assurance to that effect.

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

Item 4 - Other Information

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


Dated: August __, 1998

Santa Fe Gaming Corporation
Las  Vegas, Nevada

We have made a review, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Santa Fe Gaming Corporation and subsidiaries for the periods ended June 30, 1998 and 1997, as indicated in our report dated August 7, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated by reference in Registration Statement No. 33-44700 on Form S-8 and in post-effective Amendment No. 1 to Registration Statement No. 33-7053 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that act.

DELOITTE & TOUCHE LLP


Las Vegas, Nevada
August 7, 1998