Form 10-K405
period 1998-09-30
SANTA FE GAMING CORP
filed 1998-12-29
CIK 812482

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

  X      Annual report pursuant to Section 13 or 15(d) of the
----- Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

                      COMMISSION FILE NUMBER:  1-9481

                        SANTA FE GAMING CORPORATION
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its Charter)

             NEVADA                                    88-0304348
--------------------------------         --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   4949 N. RANCHO DR., LAS VEGAS, NEVADA                 89130
-------------------------------------------------------------------------------
  (Address of principal Executive Office)              (Zip Code)

Registrant's telephone number, including area code:  (702) 658-4300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS:                               ON WHICH REGISTERED:
--------------------                               ---------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE             AMERICAN STOCK EXCHANGE
EXCHANGEABLE REDEEMABLE PREFERRED STOCK            AMERICAN STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  NONE
                                  ----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to filing requirements for the past 90 days. YES  X   No
                                                             -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
                                         -----

         The number of shares of common stock outstanding as of December 22, 1998, was 6,195,356. The market value of the common stock held by nonaffiliates of the Registrant as of December 22, 1998, was approximately $999,521. The market value was computed by reference to the closing sales price of $.375 per share of common stock on the American Stock Exchange as of December 22, 1998.

                   DOCUMENTS INCORPORATED BY REFERENCE:

PART III HEREOF INCORPORATES BY REFERENCE PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MARCH 18, 1999 (TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER SEPTEMBER 30, 1998).

                SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                       YEAR ENDED SEPTEMBER 30, 1998

                             TABLE OF CONTENTS

                                 PART I

                                                                             Page
                                                                             ----
Item 1.   Business..............................................................3
             General............................................................3
             Hotel and Casino Operations........................................3
             Development Opportunities..........................................7
             Nevada Regulations and Licensing...................................7
Item 2.   Properties...........................................................11
Item 3.   Legal Proceedings....................................................11
Item 4.   Submission of Matters to a Vote of Security Holders..................13

                                 PART II

Item 5.   Market for the Registrant's Common Stock and Related
             Security Holder Matters...........................................13
Item 6.   Selected Financial Data..............................................14
Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................15
Item 8.   Financial Statements and Supplementary Data..........................32
Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..............................................63

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...................63
Item 11.  Executive Compensation...............................................63
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......63
Item 13.  Certain Relationships and Related Transactions.......................63

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......63

                                  PART I

ITEM 1.  BUSINESS

                                  GENERAL

         Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September 1993. The Company's primary business operations are conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") together (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company owns real estate adjacent to the Santa Fe, and through an indirect wholly-owned subsidiary of the Company, Sahara Las Vegas Corp. ("SLVC"), on Las Vegas Boulevard South (the "Strip") and in Henderson, Nevada, for possible development opportunities.

         The Company through its wholly owned subsidiaries, Hacienda Hotel Inc. ("HHI") and Sahara Nevada Corp. ("SNC"), owned and operated the Hacienda Resort Hotel and Casino (the "Hacienda") and the Sahara Hotel and Casino (the "Sahara"), but sold substantially all of the assets related to those hotel-casinos in August 1995 and October 1995, respectively.

         In November 1998, Pioneer Finance Corp. ("PFC"), a special purpose subsidiary of Santa Fe Gaming, which issued the 13 1/2% First Mortgage Bonds due December 1, 1998 ("13 1/2% Notes") to finance the acquisition of the Pioneer in 1988, agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to seek confirmation of a plan or reorganization that will permit the issuance of new notes in satisfaction of the 13 1/2% Notes in accordance with the terms set forth in the Offering Circular and Consent Solicitation dated October 23, 1998, as amended ("Consent Solicitation"). See Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The principal executive office of the Company is located at 4949 N. Rancho Dr., Las Vegas, Nevada 89130 and the telephone number is (702) 658-4300.


                         HOTEL AND CASINO OPERATIONS

         The Company's primary business operations are in the gaming industry and are conducted at the Santa Fe in Las Vegas, Nevada and the Pioneer in Laughlin, Nevada.

DESCRIPTION OF THE HOTEL-CASINOS

         The Santa Fe is located in Las Vegas, approximately nine miles northwest of downtown Las Vegas, adjacent to US-95 at the off-ramp for Rancho Road. The Santa Fe was built in 1991 on a 38-acre site and includes a 440,000 square foot facility, features a traditional southwestern decor, 200 hotel rooms, an 85,000 square foot casino with 1,616 slot and video poker machines and a wide range of table games, a 550-seat bingo room, a 180-seat race and sports book with 38 large screen televisions, an arcade and a variety of dining options, including three specialty restaurants, a 575-seat buffet and a 24-hour restaurant. The hotel features 200 rooms in a five-story tower. Each room features a mountain- view, is approximately 310 square feet, has a sitting area and a choice of king or two double beds. The hotel offers its guests a pool, spa and patio area. Additionally, the Santa Fe includes a Hockey League regulation size ice skating arena and a 60-lane state-of-the-art bowling center. Among the Santa Fe's five full-service bars is a lounge which features live entertainment nightly and overlooks the ice skating arena. The Santa Fe also includes convention and banquet seating for 500 people. In September 1998, the Santa Fe completed construction of two new state-of-the-art marquee signs.

         The Pioneer, built in 1982, featuring a classical western architecture style, is located in Laughlin, Nevada, an unincorporated town on the Colorado River bordering Arizona. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6 1/2 acres of the 12 acres are subject to a 99-year ground lease (the "Pioneer Ground Lease") which, by its terms, is scheduled to terminate in December 2078. One of the three motel buildings together with a portion of both the Pioneer's casino building and a second motel building are located on land subject to the Pioneer Ground Lease. The leased land lies between and separates the remaining two parcels of land that are held in fee.

         The Pioneer is comprised of four buildings. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. The Pioneer features 921 slot machines and provides a range of table games, including blackjack ("21"), craps, a roulette wheel and a keno game. The first floor includes the casino, two bars, snack bar and gift shop, as well as a twenty-four hour restaurant, kitchen, smoke shop, special events area, restrooms and storage areas. A partial second floor houses a gourmet restaurant, administrative offices and banquet rooms. The three motel buildings were built in 1984 of frame construction and comprise approximately 66,000, 54,000 and 30,000 square feet, respectively. A total of 417 motel rooms are housed in the three buildings and improvements include a fenced swimming pool and spa. The Pioneer property also includes a parking lot with approximately 1,000 parking spaces.

REVENUES

         The primary source of revenues to the Company's hotel-casinos is gaming, which represented 81%, 79.3% and 78.6% in 1998, 1997 and 1996, respectively, of total revenues, excluding gain on sale of assets, in the respective fiscal years. The following table sets forth information regarding the approximate number of licensed games and gaming devices of the Santa Fe and the Pioneer as of September 30, 1998:

                                  Santa Fe              Pioneer           Total
                                  --------              -------           -----
            Slot Machines          1,616                  921             2,537
            Blackjack ("21")          21                   13                34
            Craps                      2                    2                 4
            Roulette                   3                    1                 4
            Poker and Pan              5                    -                 5
            Race/Sports Book           1                    -                 1
            Keno                       1                    1                 2
            Bingo                      1                    -                 1
            Other                      3                    1                 4

         The Santa Fe targets primarily (i) mature local Las Vegas gamers who desire a comfortable off-Strip gaming venue with favorable slot and video poker machine payouts, (ii) local Las Vegas families that seek a variety of recreational amenities that are separate from adult gaming activities, (iii) out-of-town hockey and bowling leagues that seek a southwest venue to conduct tournaments and (iv) out-of-own business and vacation travelers who desire off-Strip accommodations as well as friends and relatives of local residents who require accommodations. The occupancy rate at the Santa Fe for the last three fiscal years was 83.1% in fiscal 1998, 84.6% in fiscal 1997 and 93.0% in fiscal 1996.

         The Santa Fe attempts to attract and retain customers by offering slot and video poker machine payouts that compare favorably to the competition. A highly visible means used by the Santa Fe to accomplish this marketing program is to offer what management believes to be the largest number of quarter video poker machines with a theoretical payout of 100% or better. The Santa Fe periodically sponsors detailed product research of its competitors to categorize the number and type of video poker games by payouts and monitors changes in game products to assist it in maintaining a sustainable competitive advantage over competing properties.

         The Santa Fe uses an electronic players' club, the Desert Fortune Club (the"Club"), to capture player information, better identify customers and build customer retention and loyalty. The Santa Fe uses this information for database marketing and rewards. Club members receive targeted periodic mailings, including newsletters detailing activities and specials at the Santa Fe, invitations to special events and tournaments, coupons for complimentary or discounted dining and cheques redeemable for cash at the Santa Fe.

         The Pioneer targets primarily (i) mature, out-of-town customers residing in Central Arizona and Southern California, (ii) retirees who reside in the Northeast and Midwest United States and Canada, and travel to the Southwest United States during the winter months and (iii) local residents who reside in Laughlin, Nevada, in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rate at the Pioneer in each of the last three fiscal years was 76.9%, 79.6% and 84.8% respectively, in fiscal years 1998, 1997 and 1996.

         The Pioneer attempts to attract and retain customers by offering slot and video poker machine payouts that compare favorably to the competition. A visible means used by the Pioneer to accomplish this marketing program is to offer what management believes to be the largest number of quarter video poker machines with pay tables that have a theoretical pay out percentage of 99.97% or better. The Pioneer periodically sponsors detailed product research of its competitors to categorize the number and type of video poker games by payouts and monitors changes in game products to assist it in maintaining a sustainable competitive advantage over competing properties.

         The Pioneer has organized a program it calls the "Round-Up Club" established to encourage repeat business from frequent and active slot customers. As a member of the Round-Up Club uses a slot machine, points accumulate in the member's account that can be redeemed for free gifts, food and beverages. Pioneer management also uses the Round-Up Club membership list for direct mail marketing.

MANAGEMENT AND PERSONNEL

         At September 30, 1998, the Company employed 24 administrative personnel, and the Santa Fe and the Pioneer employed 1,194 and 732 persons, respectively.

         SFHI is negotiating with the Teamsters, Operating Engineers, Culinary and Bartenders Unions ("Unions") with respect to a collective bargaining agreement covering certain employees at the Santa Fe. If negotiations result in an agreement between SFHI and the Unions, operating expenses may increase. In the event negotiations fail to result in an agreement, the Unions may call a strike, which would result in operating revenues being adversely affected. In either event, there could be a material adverse effect on the results of operations and financial condition of SFHI and the Company.

         The Santa Fe continues to be the target of a union boycott in which the Unions ask the public not to patronize the properties. Management is unable to determine the impact, if any, of the union boycott on the Santa Fe.

COMPETITION

         In Las Vegas, hotels and gambling casinos compete primarily in three areas: on or near the Strip, within downtown Las Vegas and in the locals market. The Strip and downtown properties predominantly target out of town visitors, while local properties generally target residents of the Las Vegas Valley (the "Locals Market"). In particular, the Santa Fe targets the communities north and northwest of downtown Las Vegas (the "Northwest Las Vegas Market"). The Locals Market is highly competitive. The number of casinos catering to the Locals Market has increased in the last several years. Management believes the Santa Fe competes primarily with Fiesta Hotel and Casino and Texas Station due to their proximity, approximately five miles southeast of the Santa Fe. Unlike the other competitors in the Northwest Las Vegas Market, the Santa Fe, Fiesta Hotel and Casino and Texas Station each offers in excess of 1,000 gaming positions, hotel accommodations, extensive dining options and various other amenities. Additionally, the Resort at Summerlin, an approximately $270.0 million hotel-casino expected to be completed in 1999, will be located approximately eight miles southwest of the Santa Fe. According to public announcements, the Resort at Summerlin will be a luxury destination resort and will target primarily high-end out-of-town visitors.

         In addition to competing against the hotel-casinos in Laughlin, the Pioneer also competes with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The Company believes the significant expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in Laughlin's central Arizona and southern California feeder markets have had a negative impact on Laughlin hotel-casinos, including the Pioneer, by drawing visitors away from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin hotel-casinos, including the Pioneer.

         On August 28, 1998 the California General Assembly, Senate and Governor approved legislation authorizing gaming operations on tribal lands pursuant to a form of compact. Prior to this date, such gaming operations were illegal in California. In addition, on November 3, 1998 California voters approved Proposition 5, which permits Native American tribes that enter into agreements with the State of California pursuant to the form of compact to conduct gaming activities including horse race wagering, gaming devices (including slot machines), banked card games and lotteries. Proposition 5 has been challenged in court and, as a result, the Company does not know when it will become effective. However, Management believes that increased competition from Native American gaming will cause a decline in the Company's revenues and will have a negative impact on its business. Management believes that the development by Native Americans and others of casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on the Pioneer's business and results of operations.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of competition.

                         DEVELOPMENT OPPORTUNITIES

HENDERSON, NEVADA

         The Company owns, through an indirect wholly owned subsidiary, an approximately 39-acre parcel of real property in Henderson, Nevada, located in the southeast Las Vegas Valley. The Company is evaluating the potential development of a hotel-casino and entertainment complex on this property. The Company has completed preliminary engineering and design drawings, obtained construction permits and incurred development costs. Any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property. See Item 2. Properties

         Senate Bill 208, or the Neighborhood Casino Act, which the Nevada legislature passed in its 1997 session and Nevada's governor signed into law, affects the development of the Henderson property as well as other potential locations for casinos targeting the Locals Market. Management believes that the Neighborhood Casino Act may impact the Company favorably by limiting the expansion of competition in the Locals Market. However, in the event the Company's issued land use permits for the Henderson property were to expire, the Neighborhood Casino act may also restrict the Company's ability to construct and operate any hotel-casino it may develop on the Henderson property.

LAS VEGAS, NEVADA

          The Company owns, through an indirect wholly owned subsidiary, an approximately 27-acre parcel of real property on the Strip, which it may use for possible future development. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operates, which may be terminated, at any time, by the Company; however, if it is terminated prior to 2004, the Company has agreed to pay a loan owed by the tenant to the prior owner. Any future development of the property is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Strip property. The Strip property is exempt from the provisions of Senate Bill 208. See Item 2. Properties.

                      NEVADA REGULATIONS AND LICENSING

         The Company, PHI and SFHI (collectively, the "Santa Fe Group") are subject to extensive state and local regulation by the Nevada Gaming Commission (the "Commission"), Nevada Gaming Control Board (the "Board") and in the case of PHI and SFHI, the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas, respectively (collectively the "Nevada Gaming Authorities").

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities seek (i) to prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) to establish and maintain responsible accounting practices and procedures, (iii) to maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and making periodic reports to the Nevada Gaming Authorities,
(iv) to prevent cheating and fraudulent practices and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on any or all of the members of the Santa Fe Group. Management believes the Santa Fe Group is in compliance with regulations promulgated by the Nevada Gaming Authorities.

         LICENSING AND REGISTRATION. PHI and SFHI hold Nevada State gaming licenses to operate the Pioneer and the Santa Fe. The Company has been approved by the Nevada Gaming Authorities to own, directly or indirectly, a beneficial interest in the Operating Companies.

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

         If it is determined that the Operating Companies or, when applicable, new members of the Santa Fe Group, have violated the Nevada laws or regulations relating to gaming, the Operating Companies or, when applicable, new members of the Santa Fe Group, could, under certain circumstances, be fined and the licenses of the Operating Companies or, when applicable, new members of the Santa Fe Group, could also be limited, conditioned, revoked or suspended. A violation under any of the licenses held by the Company, or any of the Operating Companies or, when applicable, new members of the Santa Fe Group, may be deemed a violation of all the other licenses held by the Company and each of the Operating Companies or, when applicable, new members of the Santa Fe Group. If the Commission does petition for a supervisor to manage the affected casino and hotel facilities, the suspended or former licensees shall not receive any earnings of the gaming establishment until approved by the court, and after deductions for the costs of the supervisor's operation and expenses and amounts necessary to establish a reserve fund to facilitate continued operation in light of any pending litigation, disputed claims, taxes, fees and other contingencies known to the supervisor which may require payment. The supervisor is authorized to offer the gaming establishment for sale if requested by the suspended or former licensee, or without such a request after six months after the date the license was suspended, revoked or not renewed.

         INDIVIDUAL LICENSING. Stockholders, directors, officers and certain key employees of corporate gaming licensees must be licensed by the Nevada Gaming Authorities. An application for licensing of an individual may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to Nevada Gaming Authorities. In addition to its authority to deny an application for an individual license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. If the Nevada Gaming Authorities were to find any such person unsuitable for licensing or unsuitable to continue to have a relationship with a corporate licensee, such licensee would have to suspend, dismiss and sever all relationships with such person. Such corporate licensee would have similar obligations with regard to any person who refuses to file appropriate applications, who is denied licensing following the filing of an application or whose license is revoked. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

         Any individual who is found to have a material relationship or a material involvement with a gaming licensee may be investigated to be found suitable or to be licensed. The finding of suitability is comparable to licensing and requires submission of detailed financial information and a full investigation. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming licensee may be deemed to have such a relationship or involvement.

         Beneficial owners of more than 10% of the voting securities of a corporation or partner interests of a partnership registered with the Nevada Gaming Authorities that is "publicly traded" (a "Registered Entity") must be found suitable by the Nevada Gaming Authorities, and any person who acquires more than 5% of the voting securities or partner interests, as the case may be, of a Registered Entity must report the acquisition to the Nevada Gaming Authorities in a filing similar to the beneficial ownership filings required by the Federal securities laws. Under certain circumstances an institutional investor, as such term is defined in the Gaming Control Act and the regulations of the Commission and Board (collectively, the "Nevada Gaming Regulations"), that acquires more than 10% of the Company's voting securities may apply to the Commission for a waiver of such finding of suitability requirement. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. Any beneficial owner of equity or debt securities of a Registered Entity (whether or not a controlling stockholder) may be required to be found suitable if the relevant Nevada Gaming Authorities have reason to believe that such ownership would be inconsistent with the declared policy of the State of Nevada. If the beneficial owner who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of its securities.

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

         Registered Entities must maintain current stock ledgers in the State of Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities or partner interests are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record owner unsuitable. Record owners are required to conform to all applicable rules and regulations of the Nevada Gaming Authorities. Licensees also are required to render maximum assistance in determining the identity of a beneficial owner.

         The Nevada Gaming Authorities have the power to require that certificates representing voting securities of a corporate licensee bear a legend to the effect that such voting securities or partner interests are subject to the Nevada Gaming Regulations. The Nevada Gaming Authorities, through the power to regulate licensees, have the power to impose additional restrictions on the holders of such voting securities at any time.

         FINANCIAL RESPONSIBILITY. The Company and the Operating Companies are required to submit detailed financial and operating reports to the Nevada Gaming Authorities. Substantially all loans, leases, sales of securities and other financial transactions entered into by the Company or the Operating Companies must be reported to and, in some cases, approved by the Nevada Gaming Authorities.

         CERTAIN TRANSACTIONS. None of the Santa Fe Group may make a public offering of its securities without the approval of the Commission if the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, will not constitute a recommendation or approval of the investment merits of the securities offered. Any public offering requires the approval of the Commission.

         Changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without the prior investigation of the Board and approval of the Commission. The Commission may require controlling stockholders, partners, officers, directors and other persons who have a material relationship or involvement in the transaction to be licensed.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose securities are publicly traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate or partnership gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate or partnership affairs. Approvals are, in certain circumstances, required from the Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as "greenmail") and before an acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

         MISCELLANEOUS. Pursuant to recent changes in Nevada law, the Company and its Nevada-based affiliates, including subsidiaries, may engage in gaming activities outside the State of Nevada without seeking the approval of the Authorities provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Board on a periodic basis. The Company and its Nevada-based affiliates may be disciplined by the Commission if any of them violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who had been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

         License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Nevada and to the counties and cities in which the Company and the Operating Companies' conduct their respective operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon: (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of slot machines operated by the casino; or (iii) the number of table games operated by the casino. A casino entertainment tax is also paid by the licensee where entertainment is furnished in connection with the selling of food or refreshments.

         Finally, the Nevada Gaming Authorities may require that lenders to licensees be investigated to determine if they are suitable and, if found unsuitable, may require that they dispose of their loans.

ITEM 2.  PROPERTIES

         The Santa Fe is located on a 38-acre site in the northwest section of Las Vegas, approximately nine miles from the north end of the Strip. The Santa Fe property is subject to a first priority deed of trust securing 9 1/2% Notes due December 15, 2000 ("9 1/2% Notes") and a second priority deed of trust securing 11% First Mortgage Notes due December 15, 2000 ("11% Notes"). As of September 30, 1998, $99.4 million principal amount of the 11% Notes remain outstanding, and is reported in the consolidated Balance Sheet net of unamortized debt discount of $2.9 million and $33.1 million principal amount held by an indirect wholly owned subsidiary of the Company. See Item 1. Business-- Description of the Hotel-Casinos for more detailed information regarding the Santa Fe.

         The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6 1/2 acres of the 12-acre Pioneer site is leased from an unaffiliated third party. The Pioneer property is subject to a first priority deed of trust securing 13 1/2% First Mortgage Bonds due December 1, 1998 ("13 1/2% Notes"). As of September 30, 1998, $60.0 million principal amount of the 13 1/2% Notes was outstanding. See Item 1. Business-- Description of the Hotel-Casinos for more detailed information regarding the Pioneer.

         In November 1993 the Company acquired an approximately 22-acre parcel of property across the street from the Santa Fe. This property is subject to a first priority deed of trust securing a $1.6 million promissory note due in December 1999.

         In March 1994 the Company purchased a 39-acre parcel of real property in Henderson, Nevada, located in southeast Las Vegas Valley. This property is subject to a first priority deed of trust securing $57.5 million principal amount of notes due December 15, 1999 ("SLVC Notes"). See Item 1. Business-Development Opportunities for more information regarding the real property.

         In October 1995 the Company acquired 27 acres of real property located on the Strip. The property is subject to a ground lease, which the Company may terminate at any time. The Company has guaranteed payments by the tenant of a loan owed to the prior owner of the property ("tenant loan") and has agreed to pay the tenant loan in full in certain situations, including in the event the lease is terminated for any reason prior to its scheduled termination date of 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $4.8 million as of September 30, 1998. This property is subject to a first priority deed of trust securing the SLVC Notes. See Item 1. Business-Development Opportunities for more information regarding the real property.

ITEM 3.  LEGAL PROCEEDINGS

POULOS V. CAESAR'S WORLD, INC., ET AL. AND AHERN V. CAESAR'S WORLD, INC., ET AL.

         The Company and its predecessor, Sahara Casino Partners, L.P. are defendants in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled POULOS V. CAESAR'S WORLD, INC., ET AL., AHERN V. CAESAR'S WORLD, INC., ET AL. and SCHRIER V. CAESAR'S WORLD, INC., ET AL, along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the "Court"). Also named as defendants in these actions are many of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

         In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs' filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion and the Court has not yet ruled on the motion to certify the class. If the Court denies the certification then the case cannot go forward as a class action. If the Court certifies a class then the parties will proceed to meet discovery.

TREASURE BAY - SECURITIES LITIGATION

         On December 12, 1994 the Company and SFHI filed a lawsuit in the Court, naming Treasure Bay officers A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness. The defendants have filed answers to the complaint and discovery is continuing.

         On December 15, 1994 Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and SFHI, as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and SFHI and to sell the Company and SFHI a 20% ownership interest in Treasure Bay. The lawsuit was subsequently amended to remove Suzanne Lowden as a defendant. The Company and SFHI filed a successful motion to transfer this case to the Court.

         The Court dismissed the Francis L. Miller lawsuit as originally filed in Mississippi Circuit Court. The Court permitted Mr. Miller to file the claims that he asserted in the dismissed action as counterclaims to the lawsuit filed by the Company against Messrs. Miller, Rankin, Hendrix and Burkholder on December 12, 1994 in the Court. Thus, the two lawsuits were combined. The parties to the combined litigation have concluded most of the formal discovery involved in this case. A pre-trial order is expected to be entered in the case in March, 1999. The case is expected to go to trial in the late spring of 1999.

         In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company. See Item 1. Business Hotel-Casino Operations-Management and Personnel for discussion of several proceedings relating to labor matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S  STOCK AND RELATED SECURITY HOLDERS MATTERS

         The Company's Common Stock is traded on the American Stock Exchange (the "AMEX") under the symbol "SGM". The Company's exchangeable Redeemable Preferred Stock is also traded on the AMEX under the symbol "SGMp". In November 1998 the Company was advised by the AMEX that it does not fully satisfy all the guidelines for continued listing of the Company's common and preferred stock. Accordingly, there can be no assurance that such stock will continue to be listed on the AMEX.

         The closing sales price of the Common Stock on December 22, 1998, as reported by the AMEX was $0.375 per share. The tables below set forth the high and low closing sales prices by quarter for the fiscal years ended September 30, 1998 and 1997 for the Common Stock, as reported by the AMEX.

                                          FIRST    SECOND     THIRD    FOURTH
         FISCAL 1998                     QUARTER   QUARTER   QUARTER   QUARTER
         ---------------------------------------------------------------------
         High                             $1.00     $2.75     $1.69     $1.31
         Low                              $0.69     $0.69     $1.25     $0.56


                                          FIRST    SECOND     THIRD    FOURTH
         FISCAL 1997                     QUARTER   QUARTER   QUARTER   QUARTER
         ---------------------------------------------------------------------
         High                             $1.75     $1.63     $1.38     $1.00
         Low                              $1.13     $0.69     $0.69     $0.69

         The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future.

         There were approximately 7,700 stockholders as of December 22, 1998. The number of stockholders was computed by including an estimate of those stockholders whose stock is beneficially held for them by participants in a clearing agency as of that date.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected financial data of the Company for the years ended September 30 (dollars in thousands, except per share amounts):

                                 1998        1997        1996       1995        1994
                               --------    --------    --------   --------    --------
Total Revenues net(1)          $112,849    $104,989    $148,432   $251,109    $253,718

Net Income (Loss)
 Before Extraordinary Items,
 Net of Taxes (4)              $(62,343)   $(13,713)   $  9,739   $(23,183)   $(15,739)
  Per Common Share(3)          $ (10.06)   $  (2.21)   $   1.57   $  (3.74)   $  (2.54)

Net Income (Loss)(2) (4)       $(63,859)   $(13,133)   $ 16,160   $(23,363)   $(16,961)

  Per Common Share(3)          $ (10.31)   $  (2.12)   $   2.61   $  (3.77)   $  (2.74)

Cash Dividends
  Per Common Share                 --          --          --         --          --

Total Assets                   $192,166    $216,296    $228,656   $366,638    $478,555

Long-Term Debt
less current portion(5)        $213,147    $170,538    $167,687   $198,655    $379,093
Redeemable
  Preferred Stock(6)           $ 21,986    $ 20,469    $ 18,953   $ 17,521    $ 16,202

--------------------------------------------------------------------------------
(1) Operating results for fiscal 1998, 1997 and 1996 do not include any revenues attributable to the Hacienda and Sahara, which were sold in August 1995 and October 1995, respectively. Fiscal 1996 includes a $40.8 million gain relating to the sale of substantially all of the assets of SNC. Fiscal 1995 includes an $8.9 million gain relating to the sale of substantially all the assets of HHI.
(2) Amounts presented include stock dividends paid or accrued on preferred shares.
(3) Amounts have been restated to reflect a 25% common stock dividend paid in February 1994.
(4) Results for fiscal 1998 include a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations).
(5) Long term debt for fiscal 1998 includes $60 million due with respect to the 13 1/2% Notes on December 1, 1998 and not paid. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations)
(6) The Company declared and issued paid in kind dividends on its Exchangeable, Redeemable 8% Preferred Stock during fiscal years 1996 and 1995. The Company did not declare dividends on its preferred stock in fiscal 1998 and 1997. The accrued dividends of approximately $1.5 million for fiscal 1998 and 1997 have been recorded as an increase to the preferred stock account.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997
CONSOLIDATED

         NET OPERATING REVENUES. Consolidated net operating revenues for the year ended September 30, 1998 were $112.8 million, a $7.8 million, or 7.5%, increase from $105.0 million for the same period in fiscal 1997. Revenues increased by $8.8 million at the Santa Fe and decreased by $100,000 at the Pioneer. The prior period's revenues included a $700,000 gain on the sale of real property.

         In November 1998, PFC, a special purpose subsidiary of Santa Fe Gaming which issued the 13 1/2% Notes to finance the acquisition of the Pioneer in 1988, agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to seek confirmation of a plan of reorganization that will permit the issuance of new notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation. Holders of approximately 75% of the outstanding 13 1/2% Notes have agreed to forbear from exercising rights or remedies as a result of PFC's failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity and to vote to accept a plan of reorganization that provides for treatment of the 13 1/2% Notes in the manner described in the Consent Solicitation. Although results of operations at the Pioneerhave not been noticeably adversely impacted since the commencement of the Consent Solicitation in October 1998, no assurance can be given that the filing for relief under Chapter 11 by PFC, and potentially by PHI, the Company and other subsidiaries of the Company, will not have a material adverse affect on the results of operations and financial condition of the Company. See Liquidity and Capital Resources

         OPERATING EXPENSES. Total operating expenses, excluding the impairment loss of $44.0 million (see Pioneer discussion below), increased $5.1 million, or 5.1%, to $105.0 million for the year ended September 30, 1998 from $99.9 million in the year ended September 30, 1997. Total operating expenses as a percentage of revenue decreased to 93.1% in the year ended September 30, 1998 from 95.2% in the year ended September 30, 1997. Operating expenses increased by $2.3 million or 4.0% at the Santa Fe and $900,000 or 2.2% at the Pioneer. Operating expenses of SLVC increased by $2.4 million, primarily due to the amortization of debt issue costs associated with the issuance of an additional $37.5 million in principal amount of notes (the "SLVC Notes") in August and November 1997.

         In September 1998, in accordance with SFAS No. 121, the Company determined that an impairment had occurred to the carrying value of its assets at the Pioneer. In the quarter ended September 30, 1998, the Company recorded a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets (see more detailed discussion below-Pioneer).

         OPERATING INCOME . Consolidated operating income, excluding the impairment loss of $44.0 million discussed above, for the year ended September 30, 1998 was $7.8 million, a $2.7 million, or 54.3%, increase from $5.1 million for the same period in fiscal 1997. Operating income increased by $6.6 million at the Santa Fe and decreased by $1.0 million at the Pioneer and $2.2 million at SLVC. The prior period included a $700,000 gain on sale of real property by the Company.

         INTEREST EXPENSE. Consolidated interest expense for the year ended September 30, 1998 was $25.4 million, a $2.8 million increase compared to $22.6 million for the same period in fiscal 1997. Interest expense of SLVC increased by $2.1 million in the 1998 period due to the issuance of the additional SLVC Notes in August and November 1997.

         NET LOSS. Consolidated loss before income tax for the year ended September 30, 1998 was $62.3 million, a $44.8 million increase compared to a net loss of $17.5 million in the same period in the prior year. The current year reflects the $44.0 million charge to recognize the impairment loss discussed above. Loss before income tax decreased by $5.0 million in the 1998 period at the Santa Fe and increased by $500,000 at the Pioneer (excluding the $44.0 million charge) and $4.3 million at SLVC. The prior period included a $700,000 gain on sale of real property by the Company.

           The Company did not record an income tax benefit in the current fiscal year due to the uncertainty of the Company's ability to recognize the benefit of the net operating loss. Consolidated net loss applicable to common shares was $63.9 million, or $10.31 per common share, in the 1998 period compared to $13.1 million, or $2.12 per common share, in the prior year period.

         EBITDA. Earnings before interest, taxes, depreciation and amortization, rents and corporate charges ("EBITDA") increased $3.9 million, or 16.7%, to $27.1 million in the year ended September 30, 1998 from $23.2 million in the year ended September 30, 1997. EBITDA for fiscal 1998 represents .99 times rent and interest expense compared to .87 times rent and interest expense in the prior year period. The Company incurred rent expense of $2.1 million and $4.0 million in the years ended September 30, 1998 and 1997, respectively. The Company will incur less rent expense in future periods, offset, in part, by increased interest expense as a result of a $14 million note placement by SFHI in April 1998 and the issuance of an additional $22.5 million principal amount of Notes by SLVC in November 1997 and the application of net proceeds therefrom. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that EBITDA is a useful tool for measuring the ability of the Company to service its debt. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

SANTA FE

         NET OPERATING REVENUES. Revenues at the Santa Fe increased $8.8 million, or 14.1%, to $71.5 million in fiscal 1998 from $62.7 million in fiscal 1997. Management believes that fiscal 1998 results were positively impacted by the (i) completion of construction, beginning in September 1997, on the highway adjacent to the Santa Fe, (ii) installation of new gaming equipment in fiscal 1998 and 1997 and (iii) the growth in the number of residents in northwest Las Vegas, which offset the competitive pressures resulting from expansions at competing facilities during fiscal 1996.

         Casino revenues increased $8.7 million, or 18.1%, to $57.1 million in fiscal 1998 from $48.4 million in fiscal 1997. The increase in casino revenues was due to growth in slot and video poker machine revenues of $8.6 million, or 20.5%, to $50.5 million in fiscal 1998 from $41.9 million in fiscal 1997 due to an increase in coin-in volume of 11.4% and a slight increase in hold percentage. Other gaming revenues, including table game revenues, increased $200,000, or 2.5%, to $6.7 million in fiscal 1998 from $6.5 million in fiscal 1997 primarily due to increased racebook and bingo business, partially offset by a decrease in table game hold percentage. Casino promotional allowances increased $700,000, or 12.4%, to $6.2 million in fiscal 1998 from $5.5 million in fiscal 1997 due to the increase in customer volume.

         Hotel revenues were substantially unchanged at $3.3 million in fiscal 1998 and 1997 due to a 2.0% increase in average daily room rate in fiscal 1998, offset by a decrease in occupancy rate to 83.1% from 84.6% in fiscal 1997. Management believes that the decrease in occupancy rate was associated with the room rate increase. Food and beverage revenues increased $500,000, or 4.3%, to $12.3 million in fiscal 1998 from

$11.8 million in fiscal 1997 due to an increase in customer volume. Other revenues increased $200,000, or 3.9%, to $5.0 million in fiscal 1998 from $4.8 million in fiscal 1997 primarily due to an increase in bowling revenue and interest income.

         OPERATING EXPENSES. Total operating expenses increased $2.3 million, or 4.0%, to $59.3 million in fiscal 1998 from $57.0 million in fiscal 1997. Total operating expenses as a percentage of revenue decreased to 82.9% in fiscal 1998 from 90.9% in fiscal 1997.

         Casino expenses increased $2.5 million, or 10.3%, to $26.0 million in fiscal 1998 from $23.5 million in fiscal 1997 due to the increase in casino revenues. Casino expenses as a percentage of casino revenues decreased to 45.4% in fiscal 1998 from 48.6% in fiscal 1997 due to the spreading of fixed costs over a larger revenue base. Hotel expenses remained unchanged at $1.1 million for fiscal 1998 and fiscal 1997. Food and beverage expenses decreased $400,000, or 3.7%, to $8.7 million in fiscal 1998 from $9.1 million in fiscal 1997 despite the increase in food and beverage revenues due to cost-of-sales control measures. As a result, food and beverage expenses as a percentage of food and beverage revenues decreased to 71.3% in fiscal 1998 from 77.2% in fiscal 1997. Other expenses were substantially unchanged at $2.2 million in fiscal 1998 compared to $2.1 million in fiscal 1997. Other expenses as a percentage of other revenues decreased to 43.4% in fiscal 1998 from 43.8% in fiscal 1997 due to a decline in other revenues as discussed above.

         Selling, general and administrative expenses increased $700,000, or 8.6%, to $8.8 million in fiscal 1998 from $8.1 million in fiscal 1997 due to an increase in advertising costs and data processing and security expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 12.3% in fiscal 1998 from 12.9% in fiscal 1997. Utilities and property expenses decreased $1.4 million, or 17.4%, to $6.5 million in fiscal 1998 from $7.9 million in fiscal 1997 due to decreased rent expense for gaming equipment resulting from the purchase of equipment previously under lease. Utilities and property expenses as a percentage of revenues decreased to 9.1% in fiscal 1998 from 12.6% in fiscal 1997. Depreciation and amortization expenses increased $800,000, or 14.5%, to $6.0 million in fiscal 1998 from $5.2 million in fiscal 1997 due to the purchase of gaming and other equipment previously under lease.

         INTEREST EXPENSE. Interest expense increased $800,000, or 6.0%, to $14.1 million in fiscal 1998 from $13.3 million in fiscal 1997 due to the additional $14 million principal amount of debt incurred to purchase gaming and other equipment previously under lease and for other capital improvements.

         During fiscal 1998, the Company incurred costs and expenses in connection with a proposed offering of debt securities. In September 1998, the Company postponed proceeding with the proposed offering due to conditions in the financial markets. Accordingly the Company has recorded a $758,000 charge to earnings for expenses of the proposed offering.

         NET LOSS. As a result of the factors discussed above, net loss decreased $5.0 million, or 66.0%, to $2.6 million in fiscal 1998 from $7.6 million in fiscal 1997.

         EBITDA, AS DEFINED. EBITDA increased $5.7 million, or 38.7%, to $20.6 million in fiscal 1998 from $14.9 million in fiscal 1997. EBITDA margin increased to 28.8% in fiscal 1998 from 23.7% in fiscal 1997. EBITDA for fiscal 1998 represents 1.35 times rent and interest expense compared to .91 times rent and interest expense in the prior year period. Santa Fe incurred rent expense of $1.2 million and $3.0 million in the years ended September 30, 1998 and 1997, respectively. Santa Fe incurred corporate charges of $1.1 million and $900,000 in the years ended September 30, 1998 and 1997, respectively. Santa Fe will incur less rent expense in future periods, offset by increased interest expense as a result of a $14 million note placement in April 1998 and the application of proceeds therefrom.

         In the fourth quarter of fiscal 1998 revenues increased $2.7 million, or 17.8%, to $18.1 million from $15.4 million and EBITDA increased $2.1 million, or 65.7%, to $5.3 million from $3.2 million in fiscal 1997. EBITDA for the 1998 quarter represents 1.43 times rent and interest expense, compared to .77 times rent and interest expense in the prior year quarter.

PIONEER

         NET OPERATING REVENUES. Revenues at the Pioneer decreased $100,000, or 0.4%, to $40.7 million in fiscal 1998 from $40.8 million in fiscal 1997. The decrease in revenues at the Pioneer in current years is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California, and new casinos opened in Las Vegas.

         Casino revenues decreased $600,000, or 1.7%, to $34.2 million in fiscal 1998 from $34.8 million in fiscal 1997. The decrease in casino revenues was primarily due to a decline in other gaming revenues, including table game revenues, which decreased $500,000, or 10.5%, to $4.3 million in fiscal 1998 from $4.8 million in fiscal 1997. Slot revenues decreased $100,000, or .3%, to $29.9 million in fiscal 1998 from $30.0 million in fiscal 1997 due to a decrease in coin-in volume of 6.0% offset in part by a slight increase in hold percentage. Casino promotional allowances decreased $500,000, or 6.9%, to $6.4 million in fiscal 1998 from $6.9 million in fiscal 1997 due to the decrease in customer volume.

         Hotel revenues decreased $200,000, or 6.7%, to $2.4 million in fiscal 1998 due to a 2.7% decrease in occupancy rate to 76.9% from 79.6% due to the decline in visitor volume to Laughlin. The average daily room rate was substantially unchanged. Food and beverage revenues decreased $200,000, or 2.1%, to $8.8 million in fiscal 1998 from $9.0 million in fiscal 1997 due to the decrease in customer volume and an increase in incentive programs and giveaways. Other revenues increased $300,000, or 20.9%, to $1.7 million in fiscal 1998 from $1.4 million in fiscal 1997 due to the opening in August 1998 of the River Rick Smoke Shop, which sells cigarettes at discounted prices.

         OPERATING EXPENSES. Total operating expenses increased $44.9 million to $85.7 million in fiscal 1998 from $40.7 million in fiscal 1997, primarily due to a charge of $44.0 million for loss on asset impairment discussed below. Operating expenses increased $900,000, or 2.2%, and operating expenses as a percentage of revenue increased to 102.4% in fiscal 1998 from 99.8% in fiscal 1997.

         Casino expenses were substantially unchanged at $18.7 million in fiscal 1998 and 1997. Casino expenses as a percentage of casino revenues increased to 54.6% in fiscal 1998 from 53.6% in fiscal 1997. Hotel expenses increased $100,000, or 19.4%, to $800,000 in fiscal 1998 from $700,000 in fiscal 1997, primarily due to increases in labor wage rates and costs to upgrade the hotel rooms. Hotel expenses as a percentage of hotel revenue increased to 33.5% in fiscal 1998 from 26.2% in fiscal 1997. Food and beverage expenses increased $100,000, or 1.7%, to $5.3 million in fiscal 1998 from $5.2 million in fiscal 1997, despite the decrease in food and beverage revenues, due to increases in labor wage rates. As a result, food and beverage expenses as a percentage of food and beverage revenues increased to 59.5% in fiscal 1998 from 57.3% in fiscal 1997. Other expenses increased $200,000, or 18.5%, to $1.0 million in fiscal 1998 from $800,000 in fiscal 1997 due to the cost of sales associated with the River Rick Smoke Shop discussed above. Other expenses as a percentage of other revenues decreased to 60.1% in fiscal 1998 from 61.3% in fiscal 1997.

         Selling, general and administrative expenses increased $300,000, or 6.4%, to $5.9 million in fiscal 1998 from $5.6 million in fiscal 1997 due to increased advertising costs and allocated corporate expenses. The Pioneer altered its marketing strategy during fiscal 1998 to include television advertising as part of its communication mix in order to reach the regional market to encourage new visits. Selling, general and administrative expenses as a percentage of revenues increased to 14.5% in fiscal 1998 from 13.6% in fiscal 1997. Utilities and property expenses were substantially unchanged at $4.4 million in fiscal 1998 compared to $4.3 million in fiscal 1997.
Utilities and property expenses as a percentage of revenues increased to 10.8% in fiscal 1998 from 10.5% in fiscal 1997. Depreciation and amortization expenses were substantially unchanged at $5.6 million in fiscal 1998 and 1997.

         In September 1998, in accordance with SFAS No. 121, the Company determined an impairment loss had occurred to the carrying value of the assets of the Pioneer in Laughlin, Nevada. On August 28, 1998, the California General Assembly, Senate and Governor approved legislation authorizing gaming operations pursuant to a form of compact. Prior to this date, California authorities considered gaming devices operated on Indian reservations to be illegal. On November 3, 1998, California voters approved Proposition 5, which expands the definition of gaming operations considered legal by the form of compact. Proposition 5 has been challenged in court and, as a result, the Company does not know when it will become effective. However, Management believes this change in regulatory policy will further intensify the competitive environment in Laughlin, Nevada and adversely affect the outlook for longer term operating results for gaming operations in Laughlin, Nevada. Management's view of the Laughlin market indicated that the cash flows associated with Pioneer operations would not be sufficient to recover the carrying value of the Company's investment. Under the requirements of SFAS No. 121, an impairment charge of $44.0 million was recognized in the fourth quarter of fiscal 1998 to adjust to fair market value the carrying value of the Pioneer's fixed and intangible assets.

         INTEREST EXPENSE. Interest expense decreased $600,000, or 6.5%, to $8.1 million in fiscal 1998 from $8.7 million in fiscal 1997 due to the payment in November 1997 of a $5.0 million note of a wholly-owned subsidiary of PHI.

         NET LOSS. As a result of the factors discussed above, net loss increased $44.5 million, or 517.2%, to $53.1 million in fiscal 1998 from $8.6 million in fiscal 1997. Excluding the impairment loss, net loss for fiscal 1998 was $9.1 million.

         EBITDA, AS DEFINED. EBITDA decreased $1.0 million, or 13.5%, to $6.6 million in fiscal 1998 from $7.6 million in fiscal 1997. EBITDA margin decreased to 16.2% in fiscal 1998 from 18.7% in fiscal 1997. EBITDA for fiscal 1998 represents .73 times rent and interest expense compared to .78 times rent and interest expense in the prior year period. Pioneer incurred rent expense of $800,000 and $1.0 million in the years ended September 30, 1998 and 1997, respectively. Pioneer incurred corporate charges of $1.1 million and $900,000 in the years ended September 30, 1998 and 1997, respectively.

         In the fourth quarter of fiscal 1998, revenues increased $700,000, or 8.4%, to $9.9 million from $9.2 million and EBITDA increased $500,000, or 65.0%, to $1.2 million from $700,000 in fiscal 1997. EBITDA for the 1998 quarter represents .55 times rent and interest expense compared to .25 times rent and interest expense in the prior year quarter.

         In November 1998, PFC, a special purpose subsidiary of Santa Fe Gaming which issued the 13 1/2% Notes to finance the acquisition of the Pioneer in 1988, agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to seek confirmation of a plan of reorganization that will permit the issuance of new notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation. See "Results of Operations - Fiscal 1998 Compared to Fiscal 1997 - Consolidated.

RESULTS OF OPERATIONS - FISCAL 1997 COMPARED TO FISCAL 1996

CONSOLIDATED

         NET OPERATING REVENUES. Consolidated revenues for the year ended September 30, 1997 were $105.0 million, a $2.7 million, or 2.5%, decrease from $107.7 million for the same period in fiscal 1996, excluding a gain of $40.8 million on the sale of assets in fiscal 1996. Revenues increased by $1.1 million at the Santa Fe and decreased by $3.6 million at the Pioneer.

         OPERATING EXPENSES. Total operating expenses decreased $7.4 million, or 6.9%, to $99.9 million for the year ended September 30, 1997 from $107.3 million in the year ended September 30, 1996. Total operating expenses as a percentage of revenue, excluding a gain of $40.8 million on the sale of assets in fiscal 1996, decreased to 95.2% in the year ended September 30, 1997 from 99.6% in the year ended September 30, 1996. Operating expenses decreased by $3.7 million, or 6.1%, at the Santa Fe and $1.9 million, or 4.5%, at the Pioneer. Operating expense of subsidiaries of the Company, whose assets were sold in fiscal years 1996 and 1995, decreased $2.5 million.

         OPERATING INCOME . Consolidated operating income for the year ended September 30, 1997 was $5.1 million, a $4.7 million, or 1176.4%, increase from $400,000 for the same period in fiscal 1996, excluding the $40.8 million gain. Operating income increased by $4.7 million at the Santa Fe and decreased by $1.6 million at the Pioneer. The 1997 period included a $700,000 gain on sale of real property by the Company. The 1996 period included a $1.2 million intercompany gain on sale of real property by the Santa Fe, which was eliminated in consolidation.

         OTHER EXPENSE. Consolidated interest expense for the year ended September 30, 1997 was $22.6 million, a $1.8 million decrease compared to $24.4 million for the same period in fiscal 1996. In fiscal 1996, the Company recorded a provision to reduce the remaining carrying value of its investment in Treasure Bay in the amount of approximately $2.8 million.

         NET LOSS. Consolidated loss before income tax and extraordinary item for the year ended September 30, 1997 was $17.5 million, a $9.3 million decrease compared to a net loss of $26.8 million in the same period in the prior year, excluding the $40.8 million gain. Loss before income tax and extraordinary item decreased by $4.9 million in the 1997 period at the Santa Fe and increased by $400,000 at the Pioneer. The prior period included a $700,000 gain on sale of real property by the Company.

         In fiscal 1997 the Company recorded an extraordinary gain of $2.1 million after tax on the repurchase of $13.1 million principal amount of 11% Notes and $3.5 million principal amount of 10 1/4% Subordinated Sinking Fund Debentures, due 1998 ("Subdebentures"). In fiscal 1996, the Company recorded an extraordinary gain of $7.9 million after tax on the repurchase of $25.6 million principal amount of 11% Notes and $22.8 million principal amount of 13 1/2% Notes.

         The Company reported a net loss applicable to common shares of $13.1 million or $2.12 per common share in fiscal 1997 compared to net income of $16.2 million or $2.61 per common share in fiscal 1996. The net loss was $10.7 million or $1.73 per common share in fiscal 1996 excluding the $40.8 million gain on sale of assets.

         EBITDA, AS DEFINED. EBITDA increased $4.7 million, or 25.5%, to $23.2 million in the year ended September 30, 1997 from $18.5 million in the year ended September 30, 1996, excluding the $40.8 million gain. EBITDA for the 1997 period represents .87 times rent and interest expense compared to
 .72 times rent and interest expense in the prior year period.

SANTA FE

         NET OPERATING REVENUES. Net operating revenues increased $1.0 million, or 1.7%, to $62.7 million in fiscal 1997 from $61.7 million in fiscal 1996. Management believes that fiscal 1997 results were positively impacted by the installation of new gaming equipment in fiscal 1996 and the growth in the Locals Market, which offset the competitive pressures resulting from the expansions at competing facilities during fiscal 1996.

         Casino revenues increased $2.8 million, or 6.1%, to $48.4 million in fiscal 1997 from $45.6 million in fiscal 1996. The increase in casino revenues was due to growth in slot and video poker machine revenues of $3.1 million, or 8.0%, to $41.9 million in fiscal 1997 from $38.8 million in fiscal 1996 due to an increase in coin-in volume of 2.8% and a slight increase in hold percentage. Other gaming revenues, including table game revenues, decreased $300,000, or 5.1%, to $6.5 million in fiscal 1997 from $6.8 million in fiscal1996 primarily due to a decrease in keno and poker business. Casino promotional allowance was substantially unchanged at $5.5 million.

         Hotel revenues were substantially unchanged at $3.3 million in fiscal 1997 compared to $3.2 million in fiscal 1996 due to a 14.3% increase in average daily room rate, offset by a decrease in occupancy rate to 84.6% in fiscal 1997 from 93.0% in fiscal 1996. Management believes that the decrease in occupancy rate was associated with the room rate increase. Food and beverage revenues decreased $900,000, or 6.9%, to $11.8 million in fiscal 1997 from $12.6 million in fiscal 1996 due to a change in marketing strategy which relied less on discount priced food and resulted in decreased volume. Other revenues decreased $900,000, or 16.8%, to $4.8 million in fiscal 1997 from $5.7 million in fiscal 1996 primarily due to a $1.2 million gain on the sale of land in fiscal 1996.

         OPERATING EXPENSES. Total operating expenses decreased $3.7 million, or 6.1%, to $57.0 million in fiscal 1997 from $60.7 million in fiscal 1996. Total operating expenses as a percentage of revenue decreased to 90.9% in fiscal 1997 from 98.5% in fiscal 1996.

         Casino expenses increased $1.1 million, or 5.2%, to $23.5 million in fiscal 1997 from $22.4 million in fiscal 1996 due to the increase in casino revenues. Casino expenses as a percentage of casino revenues were substantially unchanged at 48.6% in fiscal 1997 compared to 49.0% in fiscal 1996. Hotel expenses decreased $100,000, or 12.7%, to $1.1 million in fiscal 1997 from $1.2 million in fiscal 1996 due to reduced occupancy. Hotel expenses as a percentage of revenues decreased to 33.3% in fiscal 1997 from 39.1% in fiscal 1996 due to reduced occupancy. Food and beverage expenses decreased $1.8 million, or 16.4%, to $9.1 million in fiscal 1997 from $10.9 million in fiscal 1996 due to a decrease in volume and cost of sales control measures. As a result, food and beverage expenses as a percentage of food and beverage revenues decreased to 77.2% in fiscal 1997 from 86.0% in fiscal 1996. Other expenses were substantially unchanged at $2.1 million in fiscal 1997 compared to $2.2 million in fiscal 1996. Other expenses as a percentage of other revenues increased to 43.8% in fiscal 1997 from 38.4% in fiscal 1996 due to a decline in other revenues as discussed above.

         Selling, general and administrative expenses decreased $900,000, or 10.4%, to $8.1 million in fiscal 1997 from $9.0 million in fiscal 1996 even though revenues increased due to a decrease in general advertising and marketing costs. Consequently, selling, general and administrative expenses as a percentage of revenues decreased to 12.9% in fiscal 1997 from 14.7% in fiscal 1996. Utilities and property expenses increased $1.0 million, or 14.1%, to $7.9 million in fiscal 1997 from $6.9 million in fiscal 1996 due to increased rent expense for gaming equipment resulting from sale/leaseback transactions partially offset by a related loss on the transactions in fiscal 1996. Utilities and property expenses as a percentage of revenues increased to 12.6% in fiscal 1997 from 11.2% in fiscal 1996. Depreciation and amortization expenses decreased $2.9 million, or 35.0%, to $5.2 million in fiscal 1997 from $8.1 million in fiscal 1996 due to the sale of gaming equipment in fiscal 1996.

         OTHER INCOME (EXPENSE). Interest expense decreased $200,000, or 1.5%, to $13.3 million in fiscal 1997 from $13.5 million in fiscal 1996 due to the repurchase and retirement of $5.6 million principal amount of 11% Notes in fiscal 1996. In fiscal 1996 the Company recorded a provision to reduce the remaining carrying value of its investment in Treasure Bay in the amount of approximately $2.8 million and an extraordinary charge of $600,000 due to the repurchase and retirement of 11% Notes referred to above.

         NET LOSS. As a result of the factors discussed above, net loss decreased $5.9 million, or 43.6%, to $7.6 million in fiscal 1997 from $13.5 million in fiscal 1996.

         EBITDA, AS DEFINED. EBITDA increased $4.7 million, or 46.1%, to $14.9 million in fiscal 1997 from $10.2 million in fiscal 1996. EBITDA margin increased to 23.7% in fiscal 1997 from 16.5% in fiscal 1996. EBITDA for fiscal 1997 represents .91 times rent and interest expense compared to .73 times rent and interest expense in prior year period.

PIONEER

         NET OPERATING REVENUES. Revenues at the Pioneer decreased 8.1%, or $3.6 million, to $40.8 million from $44.4 million in fiscal 1996. The decrease in fiscal 1997 revenues is believed to be primarily due to the competitive gaming market environment in and around Laughlin, including Indian gaming facilities opened in Arizona and Southern California, and new casinos opened in Las Vegas.

         Casino revenues decreased $3.9 million, or 9.9%, to $34.8 million in fiscal 1997 from $38.7 million in fiscal 1996. The decrease in casino revenues was primarily due to slot revenues, which decreased $3.0 million, or 9.0%, to $30.0 million in fiscal 1997 from $33.0 million in fiscal 1996 due to a decrease in coin- in volume of 13.6%, partially offset by a slight increase in hold percentage. Other casino revenues, including table game revenues, decreased $900,000, or 15.2%, to $4.8 million in fiscal 1997 from $5.7 million in fiscal 1996. Casino promotional allowances remained substantially unchanged at $6.9 million.

         Hotel revenues decreased $600,000, or 19.5%, to $2.5 million in fiscal 1997 due to a 5.2% decrease in occupancy rate to 79.6% from 84.8% and a 13.1% decrease in the average daily room rate. As visitor volume in Laughlin decreased, room rates were reduced to attract customers. Food and beverage revenues increased $1.0 million, or 12.2%, to $9.0 million in fiscal 1997 from $8.0 million in fiscal 1996 as a result of a volume-oriented marketing program. Other revenues remained substantially unchanged at $1.4 million.

         OPERATING EXPENSES. Total operating expenses decreased $2.0 million to $40.7 million in fiscal 1997 from $42.7 million in fiscal 1996.

         Casino expenses had a volume-related decrease of $1.6 million, or 8.2%, to $18.7 million in 1997 from $20.3 million in 1996. Casino expenses as a percentage of casino revenues increased to 53.6% in fiscal 1997 from 52.6% in fiscal 1996 due to the decline in casino revenues. Hotel expenses increased $200,000, or 35.0%, to $700,000 in fiscal 1997 from $500,000 in fiscal 1996.
Hotel expenses as a percentage of hotel revenue increased to 26.2% in fiscal 1997 from 15.6% in fiscal 1996 due to the decline in hotel revenues. Food and beverage expenses decreased $100,000, or 2.1%, to $5.2 million in fiscal 1997 from $5.3 million in fiscal 1996, despite the increase in food and beverage revenues, due to improved cost control measures. As a result, food and beverage expenses as a percentage of food and beverage revenues decreased to 57.3% in fiscal 1997 from 65.7% in fiscal 1996. Other expenses remained substantially unchanged at $800,000 in fiscal 1997 and $900,000 in fiscal 1996. Other expenses as a percentage of other revenues decreased to 61.3% in fiscal 1997 compared to 61.8% in fiscal 1996.

         Selling, general and administrative expenses increased $300,000, or 5.2%, to $5.6 million in fiscal 1997 from $5.3 million in fiscal 1996 due to increased advertising and promotional costs. Selling, general and administrative expenses as a percentage of revenues increased to 13.6% in fiscal 1997 from 11.9% in fiscal 1996. Utilities and property expenses decreased $200,000, or 5.9%, to $4.3 million in fiscal 1997 compared to $4.5 million in fiscal 1996. Utilities and property expenses as a percentage of revenues increased to 10.5% in fiscal 1997 from 10.2% in fiscal 1996. Depreciation and amortization expenses decreased $300,000, or 5.0%, to $5.6 million in fiscal 1997 from $5.9 million in fiscal 1996, due to the sale of certain equipment in the prior year.

         OTHER INCOME (EXPENSE). Interest expense decreased $700,000, or 7.2%, to $8.7 million in fiscal 1997 from $9.4 million in fiscal 1996 due to the repurchase and retirement of $22.75 million principal amount of 13 1/2% Notes in fiscal 1996, partially offset by interest incurred on a $5 million first mortgage loan. In fiscal 1996 the Company recorded an extraordinary gain of $3.1 million after tax due to the repurchase and retirement of 13 1/2% Notes referred to above.

         NET LOSS. As a result of the factors discussed above, net loss increased $5.6 million, or 185.2%, to $8.6 million in fiscal 1997 from $3.0 million in fiscal 1996.

         EBITDA, AS DEFINED. EBITDA decreased $1.7 million, or 18.2%, to $7.6 million in fiscal 1997 from $9.3 million in fiscal 1996. EBITDA margin decreased to 18.7% in fiscal 1997 from 21.0% in fiscal 1996. EBITDA for the 1997 twelve month period represents .84 times rent and interest expense, compared to .92 times rent and interest expense in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

         LIQUIDITY. As of September 30, 1998, the Company held cash and short-term investments of $22.7 million compared to $15.1 million at September 30, 1997. Management believes that, based on operations for the year ended September 30, 1998, the Company will have sufficient resources, including real property held by SLVC, to meet its operating and debt service requirements (excluding the 13 1/2% Notes which matured on December 1, 1998 but were not paid) through the twelve month period ending September 30, 1999, although no assurance can be given to that effect.

         The Company had $60 million of principal and approximately $2.7 million and $4.1 million accrued interest due on the 13 1/2% Notes as of September 30, 1998 and December 1, 1998, respectively, which is presented as Debt Not Paid At Maturity in the consolidated Balance Sheet contained herein. In November 1998 PFC received and accepted consents from holders of approximately 75%, or $45.8 million principal amount, of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of new notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the consenting holders agreed (a) to forbear until December 2000 from exercising rights or remedies arising as a result of the failure by PFC to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany mirror note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as described in the Consent Solicitation. No assurance can be given that the plan of reorganization PFC intends to submit for confirmation will be confirmed. (See - more detailed discussion - Liquidity Capital Resources-Pioneer, below)

         It is possible that three or more holders of the 13 1/2% Notes could file an involuntary petition under the Bankruptcy Code with respect to PFC prior to PFC filing for relief under Chapter 11. If PFC were to become a debtor in a case under the Bankruptcy Code (whether a case were commenced voluntarily or involuntarily), it is possible that PHI and the Company would file for relief under Chapter 11 of the Bankruptcy Code. The commencement of a voluntary case under the Bankruptcy Code by the Company or certain circumstances related to an involuntary case under the Bankruptcy Code with respect to the Company will cause the automatic acceleration of outstanding indebtedness of subsidiaries of the Company, SFHI and SLVC, all of which indebtedness is guaranteed by the Company. If acceleration were to occur, the Company would expect to negotiate with the creditors of SFHI and SLVC regarding a rescission of the acceleration. However, if the creditors holding the indebtedness were not to rescind the acceleration, it is likely that SFHI and SLVC would file for relief under Chapter 11 of the Bankruptcy Code.

         Excluding the 13 1/2% Notes, the Company has approximately $1.8 million in current maturities of long term debt due to third parties during the twelve-month period ending September 30, 1999, comprised primarily of payments under other notes payable and capital leases. The scheduled maturities applicable to third party debt under notes payable and capital leases at SFHI and PHI during the twelve month period ending September 30, 1999 are $1.5 million and $6,000, respectively.

         The Company had $153.1 million in long-term debt, net of current maturities, debt discount and debt obligations owned, but not retired by the Company, and excluding the 13 1/2% Notes discussed above, as of September 30, 1998. Approximately $59.1 million and $118.2 million mature in December 1999 and December 2000, respectively, comprised of $57.5 million principal amount of SLVC Notes due December 1999 issued by SLVC, $99.4 million principal amount of 11% Notes due December 2000 issued by SFHI, of which $33.1 million is held by SLVC, $14.0 million of 9 1/2 % Notes due December 2000 issued by SFHI and a $4.8 million note due December 2000 (the "Sierra Note"). The Company amended the terms of the Sierra Note in October 1998 to among other items, (i) extend the maturity from December 1998 to December 2000, (ii) require interest only payments until maturity and (iii) add certain mandatory prepayment requirements.

         Although management has in the past and is currently exploring refinancing or debt modifications alternatives, as well as possible dispositions or financing of certain assets, in order to satisfy the current maturities of long-term debt obligations in 1999 and 2000, and intends to cause PFC to file for relief under Chapter 11 of the United States Bankruptcy Code in order to address the nonpayment at maturity of the 13 1/2% Notes, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to any assets. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from asset dispositions or financings to repay such debt, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries.

         Debt agreements restrict the distribution of cash from certain of the Company's subsidiaries to the Company. Cash flows from SFHI, PHI and SLVC are not currently, and are not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness of such subsidiaries. Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI, (collectively "Corporate") must rely on existing cash and available resources, including the 22-acre parcel of real property, or cause subsidiaries to dispose of or refinance assets, to provide liquidity to fund Corporate cash requirements, including without limitations obligations that may arise as a result of the Company's guarantee of subsidiary debt. See more detailed discussion of Liquidity and Capital Resources SFHI, SLVC, PHI and Corporate, below.

         CASH FLOW FROM OPERATIONS. The Company's cash provided by operations was $300,000 for the year ended September 30, 1998 as compared to cash used in operations of $8.3 million for the prior year period. The increase in cash used in operations was primarily due to improved cash flow from the Santa Fe offset by increased interest expense at SLVC. The Company's principal uses of cash from operations are for rents for real property and gaming equipment, corporate expenses, interest payments on indebtedness and capital expenditures. Management believes that cash flow from operations in the prior period was adversely impacted by restricted access to the Santa Fe due to road construction that was ongoing from April 1996 through February 1998 and increased competition in the Las Vegas Locals Market.

         CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $12.7 million during the year ended September 1998, as compared to cash provided by investing activities of $1.4 million during the year ended September 1997. The current period use represents the acquisition of gaming equipment at the Santa Fe and Pioneer and the acquisition of new pylon signs at the Santa Fe. In addition, investing activities include costs incurred to develop the 39-acre parcel in Henderson, Nevada owned by SLVC.

         The Company is evaluating the potential development of a hotel-casino and entertainment complex on this property. The Company has completed preliminary engineering and architectural drawings for the project. Any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property.

         CASH FLOW FROM FINANCING ACTIVITIES. Cash provided by financing activities was $19.9 million in the 1998 twelve month period compared to $4.6 million during the same period in 1997. This represents primarily the net proceeds resulting from the issuance by SLVC of the additional $22.5 million principal amount of SLVC Notes and the issuance by SFHI of $14 million principal amount of 9 1/2% Notes . Additionally, in April 1998 the Company sold to a third party promissory notes issued by SFHI with an aggregate principal amount of approximately $10 million for approximately $9 million in cash.

SFHI - At September 30, 1998, approximately $15.0 million of the Company's current assets, including approximately $11.8 million of cash and short term investments, was held by SFHI.

         Results of operations at the Santa Fe for the year ended September 30, 1998 generated EBITDA, as defined. of $20.6 million, approximately 1.35 times rent and interest expense, compared to $14.9 million of EBITDA in 1997, or approximately .91 times rent and interest expense. In the fiscal 1998 period, the Santa Fe reported approximately $1.2 million in rent expense compared to $3.0 million in the fiscal 1997 period. In the fiscal 1998 period, the Santa Fe reported approximately $1.1 million in corporate charges compared to $900,000 in the fiscal 1997 period. SFHI will incur less rent expense in future periods, offset by increased interest expense as a result of $14 million note placement in April 1998 and application of the proceeds therefrom. Management believes that Santa Fe's EBITDA in prior periods was adversely impacted as a result of increased competition in its market area and restricted access to the property due to road construction. The completion of the road construction near the Santa Fe in September 1997 alleviated the access restriction to the Santa Fe, which management believes resulted in increased customer traffic reflected in the increased revenues.

         SFHI's principal uses of cash from operations are for operating lease payments, corporate charges, interest payments on indebtedness and capital expenditures to maintain the facility. SFHI's lease payments in future periods will be decreased, offset in part by increased interest expense, as a result of the issuance of the 9 1/2 % Notes in April 1998 and the use of net proceeds therefrom, to purchase gaming equipment previously leased and two new pylon signs. Capital expenditures to maintain the facility in fiscal 1999 are expected to be approximately the same that was expended in fiscal 1998, excluding the purchase of gaming equipment and two new pylon signs in fiscal 1998.

         SFHI is exploring alternatives to improve liquidity, including, but not limited to, possible refinancings or modification of the 9 1/2 % Notes and 11% Notes. The Company has no arrangements for any refinancings, dispositions or other financings. Management believes that, based on operations for the twelve month period ended September 30, 1998, SFHI will have sufficient cash resources to meet its operating and debt service requirements through the twelve month period ending September 30, 1999, although no assurance can be given to that effect.

SLVC - At September 30, 1998, approximately $1.0 million of the Company's cash and short-term investments was held by SLVC. In December 1998, SLVC utilized cash and short-term investments together with interest income on $33.1 million principal amount of 11% Notes held by SLVC, and a cash contribution by Corporate of approximately $325,000, to make the interest payment due December 20, 1998 on the SLVC Notes.

         SLVC's principal use of cash is to satisfy principal and interest obligations on the SLVC Notes. SLVC owns a 27-acre parcel of real estate on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. SLVC receives interest income on $33.1 million principal amount of 11% Notes which are held as collateral for the SLVC Notes. Based on cash received from interest payments on the $33.1 million of 11% Notes, there will be a deficit of approximately $1.3 million in cash available to satisfy the SLVC
Note interest payment due in June 1999.

         SLVC also owns a 39-acre parcel of real property in Henderson, Nevada and is evaluating the development of a casino entertainment complex on the site. Corporate has completed preliminary engineering and architectural drawings and received certain construction related permits. Due to restrictions in the SLVC Notes, any future development costs are the responsibility of Corporate and any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property.

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

         Management believes that SLVC has available resources, consisting primarily of the real property referred to above that may be sold and interest income on the 11% Notes held as collateral, to meet the June 1999 interest payment obligation on the SLVC Notes and other operating requirements through September 30, 1999, although no assurance can be given to that effect. SLVC is exploring alternatives to improve liquidity and to address the June 1999 interest payment and December 1999 maturity of the SLVC Notes, including but not limited to the sale of either the 27-acre parcel on Las Vegas Boulevard South or the Henderson property and refinancing or modification of the SLVC Notes. The Company has no arrangements for any refinancings, modifications, dispositions or other financings, the purpose of which would be to satisfy the principal and interest obligations on the SLVC Notes, and no assurance can be given that SLVC will successfully make such arrangements. To the extent that SLVC is unable to generate sufficient cash to meet its debt service requirements, Corporate may, to the extent of available funds, make capital contributions or make advances to SLVC. No assurance can be given that Corporate would have available resources to make contributions or advances. (See Liquidity - Corporate)

PHI - At September 30, 1998 approximately $11.0 million of the Company's current assets, including approximately $9.4 million of cash and short term investments, was held by PHI. A wholly-owned subsidiary of PHI held $6.5 million of the cash and short-term investments held by the Pioneer at September 30, 1998. In December 1998 the wholly-owned subsidiary of PHI distributed $6.5 million to the Pioneer and the Company repurchased approximately $5.0 million principal amount of 13 1/2% Notes, plus accrued interest, pursuant to the Consent Solicitation.

         Results of operations at the Pioneer for the year ended September 30, 1998 generated EBITDA, as defined of $6.6 million, approximately .73 times rent and interest expense, compared to $7.6 million of EBITDA in 1997, or approximately .78 times rent and interest expense. Pioneer reported rent expense of approximately $800,000 in the fiscal 1998 compared to $1.0 million in fiscal 1997. Pioneer reported corporate charges of $1.1 million in fiscal 1998 compared to $900,000 fiscal 1997.

         PHI's principal uses of cash are for operating lease payments, corporate expenses, interest payments on indebtedness and capital expenditures to maintain the facility. Capital expenditures to maintain the facility in fiscal 1999 are expected to be approximately the same as was expended in fiscal 1998 of approximately $2.7 million, excluding approximately $1.9 million to purchase gaming equipment in the 1998 period.

         Management believes that, based on operations for the period ended September 30, 1998, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending September 30, 1999, although no assurance can be given to that effect.

         PFC had $60 million of principal and approximately $2.7 million and $4.1 million accrued interest due on the 13 1/2% Notes as of September 30, 1998 and December 1, 1998, respectively, which is presented as Debt Not Paid At Maturity in the consolidated Balance Sheet contained elsewhere herein. In November 1998 PFC received and accepted consents from holders of approximately 75% or $45.8 million principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of new notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the consenting holders agreed (a) to forbear until December 2000 from exercising rights or remedies arising as a result of the failure by PFC to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany mirror note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation.

         Pursuant to the Consent Solicitation, in December 1998 PFC purchased on a pro-rata basis from all consenting holders, an aggregate $5.0 million principal amount of 13 1/2% Notes, plus accrued interest. PFC also expects to repurchase from non-consenting holders their pro-rata amount of 13 1/2% Notes (approximately $1.5 million), plus accrued interest through December 1,1998, upon confirmation of the plan of reorganization contemplated by the Consent Solicitation that PFC intends to submit for confirmation in the Chapter 11 case. In addition, the Company provided collateral for its previously unsecured guarantee of the 13 1/2% Notes, through the pledge of stock of its subsidiaries SFHI, SR, HHI., SNC. and Santa Fe Coffee Company, (collectively the "Pledged Companies"), and by the grant of liens on certain of its other assets.

         Although results of operations of the Pioneer have not been noticeably adversely impacted since the commencement of the Consent Solicitation in October 1998, no assurance can be given that the filing for relief under Chapter 11 by PFC, and potentially by PHI, the Company and other subsidiaries of the Company, will not have a material adverse affect on the operations and financial condition of the Pioneer. Management does not believe the filing for relief or the contemplated plan of reorganization will materially effect operating results at the Pioneer. However, no assurance can be given that the anticipated bankruptcy case will not adversely affect the Pioneer, the Company or its other subsidiaries, including PHI.

         Pursuant to the plan of reorganization, PFC will issue a principal amount of 13 1/2% First Mortgage Notes due 2006 (together with the PIK Notes, as defined below, the "New Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued interest as of December 1, 1998. The New Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the New Notes will be payable semiannually, on June 1 and December 1 of each year and will accrue from the date following the Issue Date. The New Notes will mature on December 1, 2006. PFC will have the right to pay in kind up to 50% of the interest payable on each interest payment date through the fourth interest payment date following issuance through the issuance of additional New Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the New Notes, including without limitation that interest on the PIK Notes will be payable 50% in cash and 50% through the fourth interest payment date following issuance through the issuance of additional PIK Notes. PFC expects to satisfy 50% of each interest payment obligation through the fourth interest payment date following issuance through the issuance of PIK Notes, as a result of which there would be $65.2 million principal amount of New Notes outstanding at maturity, assuming no repurchase and retirement of New Notes. The New Notes will be redeemable at 100% of the principal amount plus accrued interest thereon, and unpaid to the date of purchase by PFC at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding New Notes or make an offer to repurchase all or a portion of the outstanding New Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. Moreover, one of the provisions of the New Notes will require that, on or before the later of December 31, 1999 and the date that is six months from the date a plan of reorganization is confirmed, (a) PFC must complete an offer to repurchase $7.5 million principal amount of New Notes or purchase in the open market or otherwise and retire at least $7.5 million principal amount of New Notes, and
(b) SLVC must grant liens (subject to prior liens securing not more than $35 million of debt) for the benefit of the holders of the New Notes on substantially all of its assets. If such requirements are not satisfied by the specified date, an event of default will occur under the New Notes. The Company will guaranty the payment of principal of, and premium, if any, and interest on, the New Notes, and the guaranty will be secured by a pledge of the common stock of its Pledged Companies and by liens on certain of its other assets.

         The plan of reorganization will be subject to the approval of the bankruptcy court, and potentially the approval of other creditors. No assurance can be given that the plan of reorganization to be submitted by PFC will be confirmed. Giving effect to the issuance of New Notes as of the beginning of the period and assuming that PFC elects to pay 50% of the interest payment obligations through the fourth interest payment date following issuance of New Notes through the issuance of PIK Notes, the ratio of EBITDA to cash interest expense less rent for real property would have been 1.52-to-one for the twelve months ended September 30, 1998. Upon commencement of the requirement that all interest be paid in cash in on the fifth interest payment date, the ratio of EBITDA to cash interest expense on the New Notes is expected to be less than one-to-one (assuming no offers to repurchase New Notes have been made). Therefore, it is expected that PFC would not be able to make the cash interest payment on the fifth interest payment date, which would be an event of default under the indenture under which the New Notes will be issued.

         The payments made to repurchase the 13 1/2% Notes in December 1998 and the grant of security interest pursuant to the Consent Solicitation may be avoidable as a preference and could be subject to recovery by a trustee in bankruptcy, an official creditors' committee, other representatives of creditors of PFC or PHI, or PFC or PHI as debtors in possession under the Bankruptcy Code within one year of the payments. If the payments were successfully challenged as preferences, holders would be required to return the funds received, together with interest thereon in a rate determined by the court, or would be precluded from receiving any distribution on account of such holders' 13 1/2% Notes.

CORPORATE - Approximately $1.8 million of the Company's current assets at September 30, 1998, including approximately $400,000 of cash and short-term investments, was held by Corporate.

         Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate's principal uses of cash are for debt service, administrative and professional expenses and costs associated with the evaluation and development of proposed projects. Additional potential uses of cash by Corporate include obligations that may arise as a result of the Company's guarantee of subsidiary debt, including the 13 1/2% Notes not paid at maturity, and the guarantee of the tenant loan if the Company terminates the lease subject to the parcel on Las Vegas Boulevard South owned by SLVC.

         The Company has guaranteed the debt of its subsidiaries, PHI, SLVC and SFHI, including $60 million principal amount of 13 1/2% Notes that matured December 1, 1998. Furthermore, in the event that cash at SLVC, SFHI or PHI is insufficient to meet liquidity requirements, Corporate may make contributions, or, to the extent permitted by financing arrangements, loans to SLVC, SFHI or PHI to prevent an event of default under debt instruments to which SLVC, SFHI or PHI is a party and which loans have been guaranteed by Corporate. In order to generate necessary liquidity, the Company may cause its subsidiaries to dispose of, pledge or refinance certain assets to generate sufficient liquidity to meet the cash requirements. No assurance can be given that Corporate would have available resources to make such contributions or loans. (See SFHI, PHI and SLVC.)

         The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock to subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company accrued the semi-annual preferred stock dividends due in fiscal year 1998 and 1997. To the extent dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders have the right to elect two members to the Board of Directors at the next annual meeting of shareholders. Because of accrued and unpaid dividend, preferred stockholders, voting as a class, will be entitled to elect two directors, in addition to the six directors to be elected by the common stockholders, at the annual meeting to be held in Spring 1999. In September 1998 the dividend rate increased to 11.0% from 8.0% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%.

         Management believes that Corporate has sufficient working capital and available resources, including the 22-acre parcel of property adjacent to the Santa Fe site, to meet its operating and debt service requirements through the twelve month period ending September 30, 1999, excluding obligations which may arise from the Company's guarantee of the debt of its subsidiaries, although no assurance can be given to that effect.

RELATED PARTIES

         In November 1993 Mr. Lowden, Chairman of the Board, Chief Executive Officer and 57% stockholder of the Company, and Bank of America entered into a personal loan agreement, secured by a pledge of substantially all the
common shares of the Company owned by Mr. Lowden.   Mr. Lowden advised the
Company he repaid the entire loan balance in July 1998.

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

COMPUTERIZED OPERATIONS AND THE YEAR 2000

         INTRODUCTION. In an effort to adequately address and prepare for the impact and to prevent potential disruption of business operations at the Company's properties, the Company's Management Information Systems ("MIS") department has been working to identify areas of risk related to the Company's current technology's potential inability to process properly the change from the year 1999 to 2000.

         STATE OF READINESS. Since 1997, the MIS department, which oversees and has responsibility for the operation of the Company's technology systems, has been charged with assessing, evaluating and monitoring the actions the Company will need to take to become year 2000 compliant. The MIS department has made an assessment of most of the information technology ("IT") and non-IT systems of both the Santa Fe and the Pioneer. Examples of IT systems include the hotel-reservation system, billing system, inventory and purchasing system, property management system and point of sale system (cash registers). Examples of non-IT systems include slot machines, video poker machines, elevators to guest rooms and executive offices, the telephone system, the in-room movie program and the bingo system. Generally, the Company's non-IT systems appear to be Year 2000 compliant, i.e., they have the ability to process properly the change from the year 1999 to 2000. Most of the Company's IT systems need upgrading and/or replacing to become Year 2000 compliant. The Company is currently in the process of upgrading and/or replacing such IT systems and expects to complete the process by September 30, 1999. There is a small number of both IT and non- IT applications for which the Company has not completed assessment for potential Year 2000 problems. An example is the accounting program for guest telephone calls at the Santa Fe. The MIS department is currently actively working with the vendors of each application to make an assessment as to their Year 2000 compliance, and, if necessary, any corrective action it should take with respect to such applications. The Company does not expect that the year 2000 issue will pose significant operational problems for either the IT or non-IT assets.

         The Company from time to time exchanges electronic information with suppliers and other third parties. As of the date of this report, the Company does not have any information concerning the Year 2000 compliance of its suppliers or other third parties, although the Company has distributed written questionnaires to its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to such persons' failure to remediate their own year 2000 issues. There can be no assurance that such suppliers or third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial condition and results of operation.

         COSTS TO ADDRESS THE YEAR 2000 ISSUE. The Company estimates that it will spend approximately $300,000 on system upgrades and/or replacements. The Company believes that such amount, as well as remaining costs to address the Year 2000 issue, will not have a material effect on the liquidity or financial condition of the Company. The Company intends to fund from operations the costs of becoming year 2000 compliant.

         RISKS PRESENTED BY THE YEAR 2000 ISSUE. To date, the Company has not identified any IT systems that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. However, as the Company's assessment of the year 2000 issue continues, it is possible that the Company may identify IT assets that do present a risk of year 2000-related disruption. In addition, if any suppliers or third parties who provide goods or services that are critical to the Company's activities fail to address their year 2000 issues appropriately, there could be a material adverse effect on the Company's financial condition and results of operations. Finally, the Company cannot assure that it will complete successfully its assessment and corrective actions in a timely manner. The failure to be year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

         CONTINGENCY PLANS. Because the Company has not fully completed its assessment of the risks from year 2000 failures, the Company has not developed year 2000 specific contingency plans. The Company will develop such plans if it identifies a business function at risk.

EFFECTS OF INFLATION

         The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotels. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                          INDEX
                           TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND FINANCIAL STATEMENT SCHEDULES

                    For the Years Ended September 30, 1998, 1997 and 1996


                                                                                    Page
                                                                                    ----
Independent Auditors' Report.........................................................33

Consolidated Balance Sheets as of
         September 30, 1998 and 1997................................................ 34

Consolidated Statements of Operations for the Years Ended
         September 30, 1998, 1997 and 1996...........................................35

Consolidated Statements of Stockholders' Equity for the
         Years Ended September 30, 1998, 1997 and 1996...............................36

Consolidated Statements of Cash Flows for the Years
         Ended September 30, 1998, 1997 and 1996.....................................37

Notes to Consolidated Financial Statements...........................................38


Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                        INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS OF SANTA FE GAMING CORPORATION:

         We have audited the accompanying consolidated balance sheets of Santa Fe Gaming Corporation and subsidiaries (the"Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santa Fe Gaming Corporation and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 9 and 23 to the financial statements, the Company did not pay the $60 million principal amount of 13-1/2% First Mortgage Notes ("13-1/2% Notes") of Pioneer Finance Corp. ("PFC"), which were due December 1, 1998, which debt is secured by the Pioneer Hotel, Inc. ("Pioneer") and guaranteed by Santa Fe Gaming. The Company's inability to meet the repayment terms of the 13-1/2% Notes, its net losses, and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Notes 9 and 23, which include utilizing the support of holders of approximately 75% of the outstanding 13-1/2% Notes to forbear exercising their rights or remedies as a result of the failure to pay the 13-1/2% Notes and vote to accept a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 23, 1998

                SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

             ASSETS                                                 1998             1997
----------------------------------------------------------------------------------------------
Current assets:
  Cash and short-term investments                              $  22,650,882    $  15,146,217
  Accounts receivable, net                                         1,617,762          910,867
  Inventories                                                      1,339,796        1,248,199
  Prepaid expenses & other                                         3,243,415        3,546,812
                                                              --------------   ---------------
Total current assets                                              28,851,855       20,852,095
                                                              --------------   ---------------
Property and equipment:
  Land held for development                                       38,194,065       38,194,065
  Land used in operations                                         29,343,886       29,343,886
  Buildings and improvements                                      90,665,531       90,368,461
  Machinery and equipment                                         39,219,898       35,607,418
  Accumulated depreciation                                       (48,574,230)     (51,157,969)
                                                              --------------   ---------------
Property and equipment, net                                      148,849,150      142,355,861

Goodwill, net                                                              0       44,641,391

Other assets                                                      14,465,409        8,446,931
                                                              --------------   ---------------
Total assets                                                   $ 192,166,414    $ 216,296,278
                                                              ==============   ===============

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt                            $   1,785,716    $   6,644,979
  Accounts payable                                                 3,864,000        5,117,059
  Interest payable                                                 4,497,420        6,612,750
  Accrued and other liabilities                                    7,656,644        6,525,215
                                                              --------------   ---------------
                                                                  17,803,780       24,900,003
  Current debt not paid at maturity                               62,700,000                0
                                                              --------------   ---------------
Total current liabilities                                         80,503,780       24,900,003

Long-term debt - less current portion                            153,146,836      170,537,838

Commitments

Stockholders' equity (deficiency):
  Common stock, $.01 par value; authorized-100,000,000
    shares; issued and outstanding-6,195,356 shares                   61,954           61,954
  Preferred stock, exchangeable, redeemable 8% cumulative,
    stated at $2.14 liquidation value, authorized-10,000,000
    shares; issued and outstanding-8,856,651 shares               21,985,750       20,469,492
  Additional paid-in capital                                      51,513,504       51,513,504
  Accumulated deficit                                           (114,957,636)     (51,098,739)
                                                              --------------   ---------------
      Total                                                      (41,396,428)      20,946,211

  Less treasury stock - 4,875 shares, at cost                        (87,774)         (87,774)
                                                              --------------   ---------------
Total stockholders' equity (deficiency)                          (41,484,202)      20,858,437
                                                              --------------   ---------------

Total liabilities and stockholders' equity (deficiency)        $ 192,166,414    $ 216,296,278
                                                              ==============   ===============

See the accompanying Notes to Consolidated Financial Statements.

                SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                      1998             1997             1996
                                                -------------    -------------    -------------
Revenues:
  Casino                                        $  91,383,488    $  83,217,092    $  84,595,109
  Hotel                                             5,699,479        5,817,273        6,460,613
  Food and beverage                                21,102,213       20,785,262       20,739,903
  Other                                             7,286,665        6,864,737        8,367,249
  Gain on sale of assets                                    0          725,179       40,753,738
                                                -------------    -------------    -------------
Gross revenues                                    125,471,845      117,409,543      160,916,612

  Less casino promotional allowances              (12,622,591)     (12,420,872)     (12,484,339)
                                                -------------    -------------    -------------
Net operating revenues                            112,849,254      104,988,671      148,432,273
                                                -------------    -------------    -------------

Operating expenses:
  Casino                                           44,635,725       42,196,846       43,474,270
  Hotel                                             1,890,842        1,756,065        1,806,907
  Food and beverage                                14,002,750       14,250,879       16,160,601
  Other                                             3,161,547        2,938,658        3,452,922
  Selling, general and administrative              12,561,344       11,820,409       13,512,309
  Corporate expenses                                3,443,950        2,935,848        2,823,304
  Utilities and property expenses                  11,616,199       12,868,831       11,982,079
  Depreciation and amortization                    13,723,996       11,157,480       14,069,415
  Loss on asset impairment                         44,025,709                0                0
                                                -------------    -------------    -------------
Total operating expenses                          149,062,062       99,925,016      107,281,807
                                                -------------    -------------    -------------
Operating income (loss)                           (36,212,808)       5,063,655       41,150,466

Interest expense                                   25,371,590       22,607,548       24,422,302
Other expenses                                        758,241                0        2,752,405
                                                -------------    -------------    -------------
Income (loss) before income tax expense
  (benefit) and extraordinary item                (62,342,639)     (17,543,893)      13,975,759

Federal income tax expense (benefit)                        0       (3,830,601)       4,236,523
                                                -------------    -------------    -------------
Income (loss) before extraordinary item           (62,342,639)     (13,713,292)       9,739,236

Extraordinary item-gain on early
  extinguishment of debt, net of tax
  provision of $1,129,000 in 1997 and
  $4,229,000 in 1996                                        0        2,096,238        7,854,707
                                                -------------    -------------    -------------
Net income (loss)                                 (62,342,639)     (11,617,054)      17,593,943

Dividends paid or accrued on preferred shares       1,516,258        1,516,259        1,434,291
                                                -------------    -------------    -------------
Net income (loss) applicable to common shares   $ (63,858,897)   $ (13,133,313)   $  16,159,652
                                                =============    =============    =============

Average common shares outstanding                   6,195,356        6,195,356        6,195,356
                                                =============    =============    =============

Income (loss) per common share:
  before extraordinary item                     $      (10.06)   $       (2.21)   $        1.57
  extraordinary item                                     0.00             0.34             1.27
  dividends on preferred shares                         (0.25)           (0.25)           (0.23)
                                                -------------    -------------    -------------
Income (loss) per common share                  $      (10.31)   $       (2.12)   $        2.61
                                                =============    =============    =============

See the accompanying Notes to Consolidated Financial Statements.

                     SANTA FE GAMING CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                                  Additional
                                   Common         Preferred         Paid-in        Accumulated       Treasury
                                   Stock            Stock           Capital          Deficit           Stock            Total
                                   ------         ---------       ----------       -----------       --------
Balances, October 1, 1995      $      61,954    $  17,521,385    $  51,513,504    $ (54,125,078)   $     (87,774)   $  14,883,991

Net income                                                                           17,593,943                        17,593,943
Preferred stock dividends                           1,431,848                        (1,434,291)                           (2,443)
                               -------------    -------------    -------------    -------------    -------------    -------------
Balances, September 30, 1996          61,954       18,953,233       51,513,504      (37,965,426)         (87,774)      32,475,491

Net loss                                                                            (11,617,054)                      (11,617,054)
Preferred stock dividends                           1,516,259                        (1,516,259)                                0
                               -------------    -------------    -------------    -------------    -------------    -------------
Balances,September 30, 1997           61,954       20,469,492       51,513,504      (51,098,739)         (87,774)      20,858,437

Net loss                                                                            (62,342,639)                      (62,342,639)
Preferred stock dividends                           1,516,258                        (1,516,258)                                0
                               -------------    -------------    -------------    -------------    -------------    -------------
Balances,September 30, 1998    $      61,954    $  21,985,750    $  51,513,504    $(114,957,636)   $     (87,774)   $ (41,484,202)
                               =============    =============    =============    =============    =============    =============


See the accompanying Notes to Consolidated Financial Statements.

                          SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                                 1998             1997             1996
                                                                 ----             ----             ----
Cash flows from operating activities:
Net income (loss)                                           $ (62,342,639)   $ (11,617,054)   $  17,593,943
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
     Depreciation and amortization                             13,723,996       11,157,480       14,069,415
     Gain on sale of assets                                             0         (725,179)     (40,753,738)
     Gain on early extinguishment of debt, net                          0       (2,096,238)      (7,854,707)
     Loss on impairment of assets                              44,025,709
     Provision to reduce carrying value of
       investments in minority-owned subsidiary                                                   2,752,405
     Debt discount amortization                                 1,532,759        1,703,368        1,765,887
     Decrease (increase) in accounts receivable, net             (706,895)         618,856        4,659,386
     Decrease (increase) in accounts receivable, officer                0          636,113          (91,071)
     Decrease (increase) in inventories                           (91,597)         (30,079)         558,307
     Decrease  in prepaid expenses & other                        303,397          231,702        1,009,110
     Decrease (increase) in deferred income taxes                       0       (3,830,601)       4,136,523
     Decrease (increase) in other assets                        2,778,522       (1,105,769)       2,877,546
     Decrease in accounts payable                                (888,041)        (640,102)      (1,267,819)
     Increase (decrease) in interest payable                      584,670         (529,475)      (2,374,551)
     Increase (decrease) in accrued and other liabilities       1,372,066       (2,115,775)      (6,589,101)
                                                            -------------    -------------    -------------
Net cash provided by (used in) operating activities               291,947       (8,342,753)      (9,508,465)
                                                            -------------    -------------    -------------
Cash flows from investing activities:
     Proceeds from sale of subsidiary assets                                                    128,508,377
     Proceeds from sale leaseback of equipment                                                    5,000,000
     Proceeds from sale of land held for development                             3,150,000
     Capital expenditures                                      (5,700,499)      (1,566,035)      (4,571,140)
     Development costs                                         (6,958,828)        (202,919)        (663,357)
                                                            -------------    -------------    -------------
Net cash provided by (used in) investing activities           (12,659,327)       1,381,046      128,273,880
                                                            -------------    -------------    -------------
Cash flows from financing activities:
     Cash proceeds of long-term debt                           81,439,996       21,675,658       20,000,000
     Cash paid on long-term debt                              (58,065,611)     (15,709,115)    (163,948,828)
     Debt issue cost                                           (3,502,340)      (1,356,443)         (68,695)
                                                            -------------    -------------    -------------
Net cash provided by (used in) financing activities            19,872,045        4,610,100     (144,017,523)
                                                            -------------    -------------    -------------
Increase (decrease) in cash and short-term investments          7,504,665       (2,351,607)     (25,252,108)

Cash and short-term investments,
  beginning of year                                            15,146,217       17,497,824       42,749,932
                                                            -------------    -------------    -------------
Cash and short-term investments,
  end of year                                               $  22,650,882    $  15,146,217    $  17,497,824
                                                            =============    =============    =============


See the accompanying Notes to Consolidated Financial Statements.

                SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

1.  BASIS OF PRESENTATION AND GENERAL INFORMATION

         Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company owns real estate adjacent to the Santa Fe, and through an indirect wholly-owned subsidiary of the Company, Sahara Las Vegas Corp. ("SLVC"), on Las Vegas Boulevard South (the "Strip") and in Henderson, Nevada, for possible development opportunities.

         The Company through its wholly owned subsidiaries, Hacienda Hotel Inc. ("HHI") and Sahara Nevada Corp. ("SNC"), owned and operated the Hacienda Resort Hotel and Casino (the "Hacienda") and the Sahara Hotel and Casino (the "Sahara"), but sold substantially all of the assets related to those hotel-casinos in August 1995 and October 1995, respectively.

         In November 1998, Pioneer Finance Corp. ("PFC"), a special purpose subsidiary of Santa Fe Gaming, which issued the 13 1/2% First Mortgage Bonds due December 1, 1998 ("13 1/2% Notes") to finance the acquisition of the Pioneer in 1988, agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to seek confirmation of a plan or reorganization of a plan of reorganization that will permit the issuance of new notes in satisfaction of the 13 1/2% Notes in accordance with the terms set forth in the Offering Circular and Consent Solicitation dated October 23, 1998, as amended ("Consent Solicitation"). See Notes 3, 9, 10 and 23

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, current liabilities exceed current assets in the accompanying balance sheet by $51,651,925, which is primarily attributable to $60 million of 13 1/2 % Notes, which were due December 1, 1998. Furthermore, at September 30, 1998, there is a stockholders' deficiency of $41,484,202.
The Company's inability to meet the repayment terms of the 13-1/2% Notes, its net losses, and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Notes 9 and 23, which include utilizing the support of holders of approximately 75% of the outstanding 13-1/2% Notes to forbear exercising their rights or remedies as a result of the failure to pay the 13-1/2% Notes and vote to accept a plan of reorganization under Chapter
11 of the United States Bankruptcy Code. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Santa Fe Gaming and its wholly owned subsidiaries. Amounts representing the Company's investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. All material inter-company accounts and transactions have been eliminated in consolidation.

Cash and Short-Term Investments

         Investments which mature within 90 days from the date of purchase are treated as cash equivalents and are included in cash and short-term investments.

Inventories

         Food, beverage, gift shop and other inventories are stated at first-in, first-out cost, not in excess of market.

Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Costs of maintenance and repairs of property and equipment are expensed as incurred. Costs of major improvements are capitalized and depreciated pursuant to the standard described below. Gains or losses on the disposal of property and equipment are recognized in the year of sale. In sale/ leaseback transactions of property and equipment, gains are deferred and recognized over the lease term and losses are recognized in the year of sale.

         The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount in accordance with Statement of Financial Accounting Standards ("SFAS") 121, Impairment of Long-Lived Assets ("SFAS 121").

         Depreciation and amortization are computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation and amortization periods are for buildings and improvements 7 to 40 years and for machinery and equipment 3 to 15 years.

Goodwill

         The excess cost over the net assets of an acquired company is amortized using the straight line method over a 40 year period. Management periodically evaluates the realizability of goodwill and evaluates such asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount in accordance with SFAS 121, Impairment of Long-Lived Assets.

Pre-Opening Expenses and Capitalized Interest

         All pre-opening expenses directly related to development of gaming operations are capitalized as incurred and included in Other Assets and expensed within the first year of operations. Interest costs are capitalized on funds disbursed during the development phase of projects and expensed pursuant to depreciation and amortization methods over the asset's estimated useful life.

Federal Income Taxes

         Deferred income taxes are provided on temporary differences between pretax financial statement income and taxable income resulting primarily from different methods of depreciation and amortization. The Company accounts for Income Taxes in accordance with SFAS No. 109, Accounting for Income Taxes. ("SFAS 109")

Revenue Recognition

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

                                                 1998                1997              1996
                                               -------             -------           -------
         Food and Beverage                     $11,357             $11,051           $12,114
         Hotel                                     931                 972             1,128
         Other                                     162                 181               216
                                               -------             -------           -------
                  Total                        $12,450             $12,204           $13,458
                                               =======             =======           =======

Indirect Expenses

         Certain indirect expenses of operating departments such as utilities and property expense and depreciation and amortization are shown separately in the accompanying consolidated statements of operations and are not allocated to departmental operating costs and expenses.

Earnings Per Share

         During the quarter ended December 31, 1997, the Company adopted SFAS No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic net income (loss) per share and diluted net income
(loss) per share. Basic per share amounts are computed by dividing net income
(loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations during the quarter ended September 30, 1998 since the Company incurred a net loss during the three-month and twelve-month periods ended September 30, 1998.

Estimates and Assumptions

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain other estimated liabilities and valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from estimates.

Reclassification

         Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements in order to conform to the presentation used in 1998.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for fiscal years beginning after December 15, 1997. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a Balance Sheet. Management does not believe that SFAS No. 130 will have a material impact on the Company's financial statements.

         The FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company will adopt SFAS No. 131 in the year ending September 30, 1999. Management has not yet completed its analysis of which operating segments it will report on to comply with SFAS No. 131.

         The FASB recently issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined what effect, if any, adoption of SFAS 133 will have on the Company's future operations or financial condition.

         The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred. Management believes that this SOP could have a material impact on the consolidated financial statements depending on the status of the Company's current and future expansion projects at the time of adoption of this standard. This standard is effective for fiscal years beginning after December 15, 1998.

Fair Value of Financial Instruments

         The Company estimates the fair value of its long term debt and preferred stock to be $198.3 million and $3.3 million, respectively, at September 30, 1998 based upon available market prices. The Company estimates that all other financial instruments have a fair value which approximates their recorded value.

3.  CASH AND SHORT-TERM INVESTMENTS

         At September 30, 1998, approximately $11.8 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which

$115 million principal amount of 11% First Mortgage Notes due December 2000 ("11% Notes") of SFHI was issued. As of September 30, 1998, SFHI did not meet the conditions precedent to making a distribution to the Company. See Note 10

         At September 30, 1998, approximately $9.4 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% First Mortgage Notes due December 1998 ("13 1/2% Notes") of Pioneer Finance Corp. ("PFC") were issued, the proceeds of which were loaned to PHI.
As of September 30, 1998, PHI did not meet the conditions precedent to making a distribution to the Company. PFC did not pay the 13 1/2% Notes at maturity. See Notes 9, 10 and 23

         At September 30, 1998, approximately $1.0 million of the Company's consolidated cash and short-term investments was held by SLVC and was subject to certain restrictions and limitations on its use by the terms of $57.5 million principal amount of notes due December 1999 ("SLVC Notes"). As of September 30, 1998, SLVC did not meet the conditions precedent to making a distribution to the Company. See Note 10

4.  ACCOUNTS RECEIVABLE, NET

         Accounts receivable at September 30, 1998 and 1997 consisted of the following:

                                                   1998         1997
                                                ----------   ----------
         Casino and hotel                       $2,891,652   $2,467,672
         Other                                     563,957      449,963
                                                ----------   ----------
                                                 3,455,609    2,917,635
         Less allowance for doubtful accounts    1,837,847    2,006,768
                                                ----------   ----------
                  Total                         $1,617,762   $  910,867
                                                ==========   ==========

         Changes in the allowance for doubtful accounts for the years ended September 30, 1998, 1997 and 1996 were as follows:

                                           1998           1997           1996
                                       -----------    -----------    -----------
         Balance, beginning of year    $ 2,006,768    $ 2,196,847    $ 2,317,702
         Provision                          40,673         94,738        397,413
         Accounts written-off             (209,594)      (284,817)      (518,268)
                                       -----------    -----------   ------------
         Balance, end of year          $ 1,837,847    $ 2,006,768    $ 2,196,847
                                       ===========    ===========    ===========

5.  LAND HELD FOR DEVELOPMENT

         In March 1994 the Company purchased for approximately $15.1 million a 39-acre parcel of land located in Henderson, Nevada, for future development of a proposed casino hotel complex. At September 30, 1998 the cost to acquire the property is included in land held for development in the consolidated Balance Sheet. See Note 8

         In October 1995 in connection with the sale of the Sahara, the Company acquired a 27-acre parcel on Las Vegas Boulevard South which was valued at approximately $21.5 million. The Company assumed an operating lease under which a water theme park operates on the 27-acre parcel. The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $4.8 million as of September 30, 1998. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts.

         In November 1993, the Company acquired for approximately $1.6 million, a 22-acre parcel of property located adjacent to the Santa Fe. In November 1997, the Company entered into an agreement to sell the 22-acre parcel of land for approximately $3.6 million. The agreement was subject to certain contingencies which did not occur and the agreement to sell terminated.

6.  PROPERTY AND EQUIPMENT, NET

         In March 1998 the Company acquired, for approximately $10.7 million, gaming equipment and furniture and fixtures previously under lease at the Santa Fe. In June 1998 the Santa Fe acquired additional gaming equipment for $1.2 million. In September 1998 Santa Fe completed construction of two new pylon signs at a total cost of approximately $1.8 million. The Company funded the acquisitions and construction with proceeds from a $14 million note placement in April 1998. See Notes 10 and 11

         In December 1997 the Company acquired, for approximately $1.2 million, gaming equipment previously under lease at the Pioneer. In January 1998 the Pioneer acquired, for approximately $500,000, additional gaming machines with available working capital. See Note 11

7.  GOODWILL, NET

         Goodwill of $56.5 million was recorded by the Company on December 1, 1988 as a result of the allocation of the purchase price of the Pioneer. Goodwill is net of accumulated amortization of $11.9 million at September 30, 1997. Amortization expense was $1.4 million in the fiscal years 1998, 1997 and 1996.

         In 1998, in accordance with SFAS No. 121, the Company determined an impairment loss had occurred to the carrying value of the assets of the Pioneer. In the quarter ended September 30, 1998 the Company recorded an impairment loss to adjust to fair market value the carrying value of the Pioneer's fixed and intangible assets. Consequently, the remaining value of goodwill of $43.2 million was written off at September 30, 1998. See Note 18

8.  Other Assets

         As of September 30, 1998 and 1997, in addition to costs to acquire the 39-acre parcel of real property in Henderson, Nevada the Company has recorded approximately $9.3 million and $3.5 million in preliminary engineering and design fees, construction related permits and development costs.

         In February 1996 the Company, through a wholly-owned subsidiary, acquired a 50% equity interest for $175,000 in a restaurant/tavern operation in northwest Las Vegas, Santa Fe Mining Company, L.L.C. ("Santa Fe Mining"). The restaurant/tavern opened on July 1, 1996. The Company and its partner each contributed $175,000 and have guaranteed a $950,000 loan incurred to finance construction and equipment. In addition, Santa Fe Mining entered into a three year fully amortizing note at 11 1/2% per annum for approximately $100,000 to finance the acquisition of slot equipment.

9.  DEBT NOT PAID AT MATURITY

         The 13 1/2% Notes were issued by PFC, the proceeds from which were loaned to PHI to acquire the Pioneer and are secured by an assignment of a first priority deed of trust on the Pioneer and are guaranteed by the Company. Interest was payable semi-annually on June 1 and December 1 at a rate of 13 1/2% per annum and the principal amount was due December 1, 1998. PFC did not pay the principal and accrued interest on the 13 1/2% Notes at maturity. The Company had $60 million of principal and approximately $2.7 million accrued interest due on the 13 1/2% Notes as of September 30, 1998, which is presented as Debt Not Paid At Maturity in the consolidated Balance Sheet contained herein. See Notes 3, 10 and 23

10.  LONG-TERM DEBT

         Long-term debt is presented net of unamortized debt discounts and debt obligations owned, but not retired, by the Company. The Company is subject to various financing agreements containing covenants and restrictions, of which, management believes it is in compliance with the exception of the 13 1/2% Notes. (See Note 9 and 23) Long-term debt at September 30, 1998 and 1997 consisted of the following:

                                            1998           1997
                                       ------------   ------------
11% First Mortgage Notes, Net
 ("11% Notes") due 2000                $ 63,383,205   $ 62,092,196

9.5% Senior Secured Notes,
 ("9.5% Notes") due 2000                 14,000,000            -0-

11% Equipment Notes,
("Equipment Notes") due 2001              9,939,996            -0-

Note Purchase Agreement
("SLVC Notes") due December 15, 1999     57,500,000     35,000,000

Note payable to Sierra Construct-
  tion Corp. ("Sierra Note"), due
2000; interest at prime plus 2%           4,879,875      5,297,126

12% First Mortgage Note ("Land
Note") due 1999                           1,559,000      1,559,000

10 1/4% Subordinated Sinking
  Fund Debentures ("Sub
  Debentures") due 1998                         -0-      5,233,806

12 1/4% First Mortgage Note,
("12 1/4% Note") due 1998                       -0-      5,000,000


13 1/2% First Mortgage Notes,
 ("13 1/2% Notes") due 1998              60,000,000     60,000,000

Other notes payable, collater-
  alized primarily by equipment           3,418,696      2,575,724

Obligations under capital leases            251,780        424,965
                                       ------------   ------------
         Subtotal                       214,932,552    177,182,817
Less current portion                      1,785,716      6,644,979
Less Debt Not Paid at Maturity
(See Notes 9 and 23)                     60,000,000            -0-
                                       ------------   ------------
         Total long-term debt          $153,146,836   $170,537,838
                                       ============   ============

         In addition to the $60 million principal amount of 13 1/2% Notes that matured on December 1, 1998, the scheduled maturities of long-term debt (excluding capital leases) for the year ending September 30 are as follows:

               1999                   $  1,652,954
               2000                     60,051,526
               2001                     92,423,760
               2002                         92,238
               2003                        103,223
               Thereafter                  357,071
                                      ------------
                       Total          $154,680,772
                                      ============


11% NOTES:

         On December 29, 1993, SFHI consummated a public offering (the "Offering") of 11,500 units, with each unit consisting of $10,000 principal of the 11% Notes and one warrant to acquire, for no additional consideration, an additional $1,000 principal amount of the 11% Notes upon exercise no later than December 15, 1996. The 11% Notes are secured by, among other things, a second priority deed of trust on the Santa Fe and are guaranteed by the Company. Interest is payable semi-annually on June 15 and December 15, at the rate of 11% per annum. The 11% Notes mature on December 15, 2000. Assuming all warrants were exercised on December 15, 1996, the total principal amount of 11% Notes to be paid at maturity would have been $126.5 million and the effective rate of interest per annum would have been 12.46%. SFHI is subject to certain covenants under the indenture in which the 11% Notes were issued including, among other things, restrictions on the incurrence of additional debt and making any loan or any distribution or dividends to any affiliate of the Company. See Note 3

          In August 1995, in accordance with the indenture governing the 11% Notes, SFHI completed an offer to repurchase for cash $21.5 million principal amount of 11% Notes at a price of $1,010 per $1,000 principal amount, plus accrued interest (the "Repurchase Offer"), representing that principal amount that could be purchased with funds remaining in the Parkville collateral account dedicated to use in the development of a proposed dockside riverboat casino and received upon liquidation of the Parkville assets. The repurchase offer was required to be made because the proposed casino in Parkville, Missouri that SFHI intended to develop was not operating by June 30, 1995. As a result of the commencement of the Repurchase Offer discussed above, warrants to acquire $11.5 million principal amount 11% Notes were exercised resulting in $126.5 million principal amount of 11% Notes outstanding. Upon completion of the Repurchase Offer, $105 million principal amount of 11% Notes was outstanding.

         In January 1996 and August 1997, the Company completed the repurchase of an aggregate of $38.7 million principal amount of 11% Notes. The Company financed the repurchases with the net proceeds of private placements of an aggregate of $35 million principal amount of SLVC Notes issued by SLVC. The Company retired $5.6 million principal amount of the 11% Notes purchased and pledged the balance of $33.1 million principal amount held by the Company as collateral for the SLVC Notes. The Company recorded extraordinary gains of approximately $4.9 million after tax related to the debt repurchase in the quarter ended March 31, 1996 and of approximately $1.7 million after tax related to the debt repurchase in the quarter ended September 30, 1997.

         In March 1998, holders of a majority of the 11% Notes consented to three proposals to amend the indenture under which the 11% Notes were issued and, as a result, all three proposals became effective. Pursuant to the amendments, SFHI was permitted to (a) incur $14 million of senior secured indebtedness; (b) grant a security interest in certain gaming equipment to secure two promissory notes in the aggregate principal amount of approximately $10 million to obtain an extension of the maturity of the two promissory notes from May 1998 until April 2001 and a reduction in the interest rate to 11%, and (c) lease 3 acres for development of a non-gaming hotel.

         As of September 30, 1998, $99.4 million principal amount of the 11% Notes was outstanding. The 11% Notes are reported in the consolidated Balance Sheet net of unamortized debt discount of $2.9 million and of the $33.1 million principal amount held by SLVC and pledged as collateral for the SLVC Notes. The 11% Notes are callable at 103.115 through December 15, 1999 and at par thereafter until maturity.

9 1/2% NOTES:

         In April 1998, SFHI consummated the issuance of $14 million principal amount of 9 1/2% Notes, secured by a first priority deed of trust on the Santa Fe contemplated by the consent solicitation relating to its 11% Notes. The 9 1/2% Notes require quarterly interest only payments, and mature on December 15, 2000. SFHI used approximately $10.7 million of proceeds to purchase gaming and other equipment under lease and approximately $1.2 million of the proceeds to fund in part the purchase of additional gaming equipment.

EQUIPMENT NOTES:

         In April 1998, SFHI modified the terms of two $5 million promissory notes due an affiliate, aggregating approximately $10 million ("Equipment Notes") in connection with a sale by the Affiliate of the Equipment Notes to a third party. The terms were modified to (i) reduce the interest rate to 11% and to extend the maturity date from May 1998 to April 2001 and (ii) grant a security interest in certain gaming and other equipment. In April 1998, the Company consummated the sale of the Equipment Notes for cash proceeds of approximately $9 million. In December 1998, SFHI amended the terms of one of the Equipment Notes to reduce the principal amount to $4.5 million and to provide for amortization payments of principal and interest until maturity. See Note 23

SLVC NOTES:

         The SLVC Notes were initially issued in January 1996 in an aggregate principal amount of $20 million. The SLVC Notes are secured by, among other things, the 27-acre parcel of real property on the Las Vegas Strip, 39-acre parcel of real property in Henderson, Nevada and $33.1 million principal amount of 11% Notes, and are guaranteed by the Company. Interest is payable semi-annually on June 20 and December 20 and the principal amount is due December 1999. The SLVC Notes are callable at certain premiums through June 15, 1999 and at par thereafter until maturity. Upon the earlier of the repayment of the SLVC Notes or maturity, SLVC is required to pay $2.1 million in fees associated with the SLVC Notes.

         In November 1997 the Company entered into an amended and restated agreement with respect to the SLVC Notes pursuant to which an additional $22.5 million principal amount of SLVC Notes were issued to increase the outstanding principal balance to $57.5 million. SLVC issued two tranches of promissory notes, $37 million principal amount with an interest rate of 9.75% and $20.5 million with an interest rate of 13.25%. Certain other provisions of the loan agreement were amended, including the elimination of any sinking fund principal payments prior to maturity in December 1999.

         In August 1997 the SLVC and the holders of the SLVC Notes amended the terms of the SLVC Notes to, among other things, (i) provide for the issuance of an additional $15 million of SLVC Notes to increase the outstanding principal amount to $35.0 million from the original issuance of $20 million in January 1996, and (ii) revise a covenant requiring redemption of $7.0 million principal amount of SLVC Notes (or alternatively the redemption of 11% Notes), in the event cash flow (before a maximum of $2.4 million in lease payments) at the Santa Fe is less than $13.5 million for any four-quarter period commencing with the four-quarter period ending December 31, 1997. Such obligation, if it arises, will be reduced on a dollar-for-dollar basis to the extent that, during the period in which SLVC is so required to repurchase SLVC Notes, the Company acquires 11% Notes and pledges such acquired 11% Notes as additional collateral for the SLVC Notes or contributes the acquired 11% Notes to SFHI and causes the contributed SFHI Notes to be canceled.

         The proceeds from the SLVC Notes were used as follows: (i) In January 1996, approximately $17.5 million was used to repurchase $25.6 million principal amount of 11% Notes, of which $5.6 million was retired and $20.0 million is held as collateral for the SLVC Notes (ii) In August 1997, approximately $10.5 million was used to repurchase $13.1 million principal amount of 11% Notes, which is held as collateral for the SLVC Notes, $2.5 million was deposited in a cash collateral account for use for future principal and interest payments on the SLVC Notes and the remaining balance was used to pay for certain expenses and to make distributions to the Company, and (iii) In November 1997, $20 million was used by SLVC to acquire the 39-acre parcel of land in Henderson, Nevada from an affiliate for cash.

SIERRA NOTE:

         The Sierra Note issued in December 1993 for $6.6 million bears interest at 2% above the prime rate (10 1/4% at September 30, 1998) and originally was payable in monthly installments of principal and interest of $80,099 commencing December 1993 until maturity in December 1998. In October 1998, the Company amended the terms of the Sierra Note to extend the maturity date to December 2000, provide for certain mandatory prepayment requirements and to require interest only payments until the maturity date. See Note 23

LAND NOTE:

         In December 1996, the Company borrowed approximately $1.6 million pursuant to a first mortgage note secured by the 22-acre parcel. The note requires monthly interest only payments at a 12% per annum interest rate for a three-year term. The Company utilized proceeds from the note to satisfy an existing first mortgage note of $850,000 and expenses of the transactions, resulting in net proceeds of approximately $650,000.

SUBDEBENTURES:

         The Subdebentures had an outstanding principal balance of $5.5 million less unamortized discount of $300,000 on September 30, 1997. The Company utilized proceeds from the sale of Equipment Notes in April 1998 to retire the Subdebentures upon maturity in June 1998.

12 1/4% NOTE:

         In May 1997, the Company borrowed $5.0 million at a rate of 12 1/4% interest, payable monthly for a twelve month term, pursuant to the first mortgage note secured by the 39-acre parcel of land located in Henderson, Nevada (the "12 1/4% Note"). In November 1997, the Company repaid the 12 1/4% Note with proceeds of the SLVC Note placement.

11.  LEASES

         All non-cancelable leases have been classified as capital or operating leases. At September 30, 1998, the Company had leases for personal and real property which expire in various years to 2078. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property.

         At September 30, 1998 and 1997, equipment leased under capital leases are recorded in the consolidated Balance Sheet as follows:

                                                         SEPTEMBER 30
                                                   -----------------------
                                                      1998         1997
                                                   ----------   ----------
         Equipment                                 $1,011,422   $  995,570
         Less accumulated amortization                424,946      284,394
                                                   ----------   ----------
               Total                               $  586,476   $  711,176
                                                   ==========   ==========

         Amortization of assets leased under capital leases is included in depreciation and amortization expense in the consolidated Statements of Operations.

         Future minimum lease payments as of September 30, 1998 are as follows:

                                                           CAPITAL            OPERATING
                                                         -----------         -----------
         1999                                            $   148,469         $   741,954
         2000                                                112,214             741,179
         2001                                                 12,153             723,595
         2002                                                  1,851             716,539
         2003                                                    -0-             716,539
         Thereafter                                              -0-          53,919,556
                                                         -----------         -----------
                                                         $   274,687         $57,559,362
                                                                             ===========
               Less amount representing interest              22,907
                                                         -----------
               Present value of minimuml ease payments   $   251,780
                                                         ===========

         Included in future minimum operating lease payments are rental costs associated with the real property under the lease at the Pioneer. Approximately 6 1/2 acres of the Pioneer property are subject to a 99 year ground lease, expiring in December 2078. Under the ground lease the Company is subject to an annual rental obligation of $700,000 per year, adjusted annually based on the Consumer Price Index. Additionally, beginning January 1, 2004 and every ten years thereafter, the annual rent will be adjusted to an amount equal to 10% of the fair market value of the land subject to the ground lease, on an unimproved basis.

         In December 1997, the Pioneer purchased the gaming equipment previously subject to lease for approximately $1.2 million, as a result of which monthly rental expense for gaming equipment decreased by approximately $44,000.

         In March 1998, Santa Fe purchased gaming and other equipment previously subject to lease for approximately $10.7 million, as a result of which monthly rental expenses decreased approximately $300,000.

12.  STOCKHOLDERS' EQUITY (DEFICIENCY)

         The Company has outstanding redeemable exchangeable cumulative preferred stock. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. No dividends were declared on the preferred stock in fiscal 1997 and 1998. Pursuant to the terms of the Certificate of Designation with respect to the preferred stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%. The dividend will continue to increase by an additional 50 basis points on each succeeding dividend payment date up to a maximum of 16% per annum. The accrued stock dividends have been recorded as an increase to the preferred stock account. The Company is a party to financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. As of September 30, 1998, the aggregate liquidation preference of the Preferred Stock was $21.9 million or $2.49 per share.

         At the election of the Company, the Preferred Stock is redeemable, in whole or in part, at any time and from time to time at a redemption price equal to the per share liquidation preference of $2.14 plus (i) an amount equal to all accrued but unpaid dividends, whether or not declared, plus (ii) under certain circumstances relating to asset dispositions and mergers, an additional amount determined in accordance with the Certificate of Designation of the Preferred Stock (the "Liquidation Preference"). Additionally, at the election of the Company, if any shares of Preferred Stock have not been redeemed on or prior to the tenth dividend payment date from the issuance of the Preferred Stock, September 30, 1998, such shares may be exchanged from time to time for Junior Subordinated Notes of the Company. The principal amount of the Junior Subordinated Notes, if issued, will be equal to the Liquidation Preference of the Preferred Stock for which such notes are exchanged. The Junior Subordinated Notes would mature on September 30, 2008, and would bear interest at an annual rate of 11%, payable semi-annually. The Company is a party to financing agreements that prohibit the Company from exercising an option to exchange the Preferred Stock into Junior Subordinated Notes.

         The Company has accrued, but not paid, dividends payable on the Preferred Stock since September 30, 1996. Pursuant to the Certificate of Designation, because at least one full dividend payment has been accrued but not paid for two years, the holders of the Preferred Stock will be entitled, as a separate class, to elect two directors to the Company's board of directors at the next annual meeting of stockholders scheduled to be held in early 1999. The two directors to be elected by Preferred Stockholders will be in addition to the six directors to be elected by the holders of the Company's Common Stock. The Preferred Stockholders' right to elect two directors will continue until all dividend arrearages have been paid.

13.  STOCK OPTION PLAN

         The Company has a Key Employee Stock Option Plan (the "Stock Option Plan") providing for the grant of up to 619,535 shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. In October 1995, the Company canceled all outstanding options and issued 153,000 options at an exercise price of $3.00 per share. In 1996, options to acquire 6,250 were canceled. In February 1997, the Company canceled all outstanding options and issued 146,750 options at an exercise price of $1.50. In 1997, options to acquire 10,000 were canceled. During fiscal year ended September 30, 1998, 447,785 options were granted. As of September 30, 1998, there were 584,535 options outstanding under the Stock Option Plan. No options were exercised during fiscal years 1998, 1997 and 1996. The outstanding options have an expiration date of February 2007.

         In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") which provides for the grant of up to 100,000 shares of its common stock to the directors. Directors are automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. As of September 30, 1998, there were 25,000 options outstanding under this plan. The outstanding options have an expiration date of February 2007.

          SFHI, SLVC and PHI (collectively, the "Subsidiaries"), have adopted subsidiary stock option plans (the "Subsidiary Plans"). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary's Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company's long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of December 21, 1998, no options had been granted under any Subsidiary Plans.

Accounting for stock-based compensation:

         In October 1995, the FASB issued SFAS No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Although SFAS 123 encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion 25 ("APB 25").

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

         The following table discloses the Company's pro forma net income and net income per share for 1998 and 1997 assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. The model assumes no expected future dividend payments on Santa Fe Gaming's Common Stock for the options granted in both 1998 and 1997 (dollars in thousands, except per share data).

                                                  1998           1997
                                            ----------     ----------
  Net income (loss):
         As reported                        $(63,859)      $(13,133)
         Pro forma                          $(64,067)      $(13,169)

  Net income (loss) per share:
         As reported                        $ (10.31)      $  (2.12)
         Pro forma                          $ (10.34)      $  (2.13)

  Weighted average assumptions:
         Expected stock price volatility       100.0%          85.0%
         Risk-free interest rate                 5.4%           6.0%
         Expected option lives (in years)        4.0            4.0
         Estimated fair value of options    $    .72       $    .98

14.  FEDERAL INCOME TAXES

         The Company accounts for income taxes under SFAS 109. In accordance with SFAS 109, deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. Deferred income taxes of $11.0 million were recorded as of October 1, 1993 as a result of the purchase accounting associated with the Company's investment in a publicly traded partnership. The Company has recognized approximately $29.3 million in federal income tax benefit for financial reporting purposes based on book losses.

         The expense (benefit) for income taxes attributable to pre-tax income consisted of:

         YEAR ENDED SEPTEMBER 30         1998          1997          1996
         -----------------------       -------       -------       -------
         (DOLLARS IN THOUSANDS)
         Current                       $   -0-       $   -0-       $   114
         Deferred                          -0-        (2,702)        8,352
                                       -------       -------       -------
         Total expense (benefit)       $   -0-       $(2,702)      $ 8,466
                                       =======       =======       =======

         The expense (benefit) for income taxes attributable to pre-tax income differs from the amount computed at the federal income tax statutory rate as a result of the following:

         YEAR ENDED SEPTEMBER 30         1998          1997          1996
         -----------------------       --------      -------       -------
         (DOLLARS IN THOUSANDS)
         Amount at statutory rate      $(21,820)     $(3,946)      $9,121
         Goodwill                        14,732          487          487
         Valuation Allowance              6,418          -0-          -0-
         Lobbying costs/Political
          contributions                      82          -0-           12
         Deferred tax credits               -0-          -0-         (699)
         Other                              588          757         (455)
                                       --------      -------       ------
                                       $    -0-      $(2,702)      $8,466
                                       ========      =======       ======

The components of the deferred tax asset (liability) consisted of the following:

         AT SEPTEMBER 30                                  1998        1997
         -----------------------------                 --------    --------
         (DOLLARS IN THOUSANDS)
         DEFERRED TAX LIABILITIES
         Prepaid expenses                              $    947    $    961
         Fixed asset cost, depreciation
          and amortization, net                          12,132      11,672
         Capitalized interest                               -0-         953
         Original issue discount                             34          34
         Other                                            2,142       2,142
                                                       --------    --------
         Gross deferred tax liabilities                $ 15,255    $ 15,762
                                                       --------    --------
                                                       --------    --------

         DEFERRED TAX ASSETS
         Net operating loss carryforward               $ 19,550    $ 13,675
         Reserves for accounts and
          contracts receivable                              564         575
         Other                                              335         325
         Deferred payroll                                   443         407
         Tax credits                                        780         780
                                                       --------    --------
         Gross deferred tax assets                     $ 21,672    $ 15,762
                                                       ========    ========
         Net deferred tax asset (liability)
          before valuation allowance                   $  6,417    $    -0-
         Valuation Allowance                             (6,417)        -0-
                                                       --------    --------
         Net deferred tax asset (liability)            $    -0-    $    -0-
                                                       ========    ========

         At September 30, 1998 the Company has a net operating loss carryforward for regular income tax purposes of approximately $57.5 million, which will fully expire by the year 2018. The Company recorded a valuation allowance to reduce the carrying value of the net deferred tax assets due to the uncertainty surrounding the utilization of the net operating losses.

15.  BENEFIT PLANS

         The Company has a savings plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all of the Company's employees. The Company's matching contributions paid in 1998, 1997 and 1996 were $105,000, $96,000 and $106,000, respectively.

         The Company contributed to multi-employer pension plans under various union agreements to which SNC and HHI were a party. Contributions, based on wages paid to covered employees, were approximately $100,000 for the year ended September 30, 1996. The Company's share of any unfunded liability related to multi-employer plans, if any, is not determinable.

16.  RELATED PARTIES

         In November 1993, Mr. Lowden, Chairman of the Board, Chief Executive Officer and 57% stockholder of the Company, and Bank of America entered into a personal loan agreement, secured by a pledge of substantially all the
common shares of the Company owned by Mr. Lowden.   Mr. Lowden advised the
Company he repaid the entire loan balance in July 1998.

         From 1991 through 1993, LICO, a company wholly-owned by Mr. Lowden, borrowed an aggregate of $476,000 from a subsidiary of the Company, pursuant to an unsecured demand loan which bore interest at 2% over the prime rate. In 1998, the amount outstanding under the loan including accrued interest was satisfied in full through the offset of amounts due Mr. Lowden under compensation arrangements.

17.  GAIN ON SALE OF ASSETS

             On October 2, 1995, the Company sold substantially all of the assets of the Sahara for $128 million in cash and exchanged 22 acres of land, a portion of which was utilized by the Sahara as a parking lot, for 27 acres of land just south of the Sahara on Las Vegas Boulevard. The Company recorded a pre-tax gain of $40.8 million in fiscal year 1996. The gain represents the sale price offset by the carrying value of the assets sold, estimated cost and expenses of the transaction, and net of the extinguishment of debt charge discussed below. In connection with the sale of the Sahara, the Company made a tender offer to purchase for cash all outstanding 12 1/8% First Mortgage Notes due August 1996 ("12 1/8% Notes") secured by a first deed of trust on the Sahara, at a price of $1,047 per $1,000 principal amount, plus accrued interest. The Company recorded an approximate $6.0 million charge for extinguishment of debt against the gain on the sale of the Sahara in the quarter ended December 31, 1995.

         In November 1996, the Company sold an option to acquire a 40-acre parcel located approximately eight miles south of the former Hacienda on Las Vegas Boulevard South for $2.8 million. Pursuant to the option agreement, the option holder exercised the option in February, 1997 to purchase the property for $350,000 in additional net proceeds to the Company. The Company reported a $730,000 gain on the sale in fiscal 1997.

18.  LOSS ON ASSET IMPAIRMENT

         In September 1998, in accordance with SFAS No. 121, the Company determined an impairment loss had occurred to the carrying value of the assets of the Pioneer in Laughlin, Nevada. On August 28, 1998, the California General Assembly, Senate and Governor approved legislation authorizing gaming operations pursuant to a form of compact. Prior to this date, California authorities considered gaming devices operated on Indian reservations to be illegal. On November 3, 1998, California voters approved Proposition 5, which expands the definition of gaming operations considered legal by the form of compact. Proposition 5 has been challenged in court and, as a result the Company does not know when it will become effective. However, Management believes this change in regulatory policy will further intensify the competitive environment in Laughlin, Nevada and adversely affect the outlook for longer term operating results for gaming operations in Laughlin, Nevada. Management's view of the Laughlin market indicated that the cash flows associated with Pioneer operations would not be sufficient to recover the carrying value of the Company's investment. Under the requirements of SFAS No. 121, an impairment charge of $44.0 million was recognized in the fourth quarter of fiscal 1998 to adjust to fair market value the carrying value of the Pioneer's fixed and intangible assets.

19.  OTHER EXPENSE

         During fiscal 1998, the Company incurred costs and expenses in connection with a proposed offering of debt securities. In September 1998, the Company postponed proceeding with the proposed offering due to conditions in the financial markets. Accordingly the Company has recorded a $758,000 charge to earnings for expenses of the proposed offering.

         In April 1994, SFHI purchased from Treasure Bay Gaming & Resorts Inc. ("Treasure Bay") for $10.0 million approximately 20% of Treasure Bay's common stock and 33 1/3% of Treasure Bay's preferred stock. The Company also unconditionally guaranteed the payment of $4.5 million of the indebtedness of Treasure Bay incurred to finance working capital in connection with the opening of Treasure Bay's casinos in Biloxi, Mississippi in April 1994 and in Tunica, Mississippi in May 1994, which indebtedness the Company acquired in December 1994. In connection with its stock purchase, SFHI entered into an agreement with Treasure Bay to manage both properties. However, in December 1994, Treasure Bay notified the Company that Treasure Bay was assuming management control of Treasure Bay's properties and alleged that the Company was in default under the management agreement and had mismanaged the Treasure Bay properties. On January 10, 1995, Treasure Bay and its operating subsidiary, Treasure Bay Corp., filed for Chapter 11 relief in the United States Bankruptcy Court for the Southern District of Mississippi. On October 7, 1996, the U.S. Bankruptcy Court for the Southern District of Mississippi denied confirmation of Treasure Bay management's confirmation plan. Subsequent to the denial of Treasure Bay's confirmation plan, the entire bankruptcy case was transferred to U.S. Bankruptcy Court of New Orleans, Louisiana. In July 1997, the U.S. Bankruptcy Court of New Orleans entered an order for confirmation of the Plan of Reorganization proposed by the debtor-in-possession of Treasure Bay. Santa Fe Gaming recorded a $12.6 million writedown in fiscal 1994 and, based on factors relative to the bankruptcy proceedings, the Company recorded a $2.8 million pre-tax charge against income in the fourth quarter of fiscal 1996, in connection with its investment in Treasure Bay, its guarantee related to the working capital loan and its management contract.

20.  EXTRAORDINARY ITEMS

         The Company recorded an extraordinary gain of approximately $3.0 million after tax in fiscal 1996 related to repurchases of 13 1/2% Notes in the quarter ended March 31, 1996. In January 1996 the Company completed the repurchase of an aggregate of $12.5 million principal amount of 13 1/2% Notes plus accrued interest. In addition, in March 1996 the Company completed the repurchase of $10.2 million principal amount of 13 1/2% Notes and accrued interest thereon. The 13 1/2% Notes acquired were submitted to the trustee for cancellation in satisfaction of the December 1997 sinking fund obligation.

         In January 1996 and August 1997, the Company completed the repurchase of an aggregate of $38.7 million principal amount of 11% Notes. The Company financed the repurchases with the net proceeds of private placements of an aggregate of $35 million principal amount of SLVC Notes issued by SLVC. The Company retired $5.6 million principal amount of the 11% Notes purchased and pledged the balance of $33.1 million principal amount held by the Company as collateral for the SLVC Notes. The Company recorded extraordinary gains of approximately $4.9 million after tax related to the debt repurchase in the quarter ended March 31, 1996 and of approximately $1.7 million after tax related to the debt repurchase in the quarter ended September 30, 1997.

         In April 1997, the Company acquired $3.5 million principal amount of Subdebentures. The Company submitted $2.3 million in Subdebentures to the trustee for cancellation in satisfaction of the sinking fund payment due in June 1997. In addition, the Company submitted $1.2 million for cancellation in reduction of the balance due at maturity in June 1998. The Company recorded a $400,000 extraordinary gain net of amortization of debt discount and original issue cost and federal income tax of $300,000 on the purchase which is reported in the quarter ended June 30, 1997.

21.  CONTINGENCIES

Litigation:

         The Company and its predecessor, Sahara Casino Partners, L.P. are defendants in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled POULOS V. CAESAR'S WORLD, INC., ET AL., AHERN V. CAESAR'S WORLD, INC., ET AL. and SCHRIER V. CAESAR'S WORLD, INC., ET AL, along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the "Court"). Also named as defendants in these actions are many, of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

         In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs' filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion and the Court has not yet ruled on the motion to certify the class. If the Court denies the certification then the case cannot go forward as a class action. If the Court certifies a class then the parties will proceed to meet discovery.

         On December 12, 1994 the Company and SFHI filed a lawsuit in the Court, naming Treasure Bay officers A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness. The defendants have filed answers to the complaint and discovery is continuing.

         On December 15, 1994 Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and SFHI, as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that the Company made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to the Company and SFHI and to sell the Company and SFHI a 20% ownership interest in Treasure Bay. The lawsuit was subsequently amended to remove Suzanne Lowden as a defendant. The Company and SFHI filed a successful motion to transfer this case to the Court.

         The Court dismissed the Francis L. Miller lawsuit as originally filed in Mississippi Circuit Court. The Court permitted Mr. Miller to file the claims that he asserted in the dismissed action as counterclaims to the lawsuit filed by the Company against Mr. Miller et al. on December 12, 1994 in the Court. The effect of this court initiated action was to combine the two lawsuits. The parties to the combined litigation have concluded most of the formal discovery involved in this case. A pre-trial order is expected to be entered in the case in March, 1999. The case is expected to go to trial in the late spring of 1999.

         In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Other:

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

22.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

         Supplemental statement of cash flows information is presented below:

                                                                 (AMOUNTS IN THOUSANDS)
                                                                1998      1997      1996
                                                              -------   -------   -------
         Operating activities:
         Cash paid during the year for interest, net of
          amounts capitalized of $108, $204 and $0
          for 1998, 1997 and 1996, respectively               $23,355   $22,587   $25,676
                                                              =======   =======   =======

         Cash paid during the year for income taxes:          $   -0-   $   100   $   -0-
                                                              =======   =======   =======

         Investing and financing activities:
          Capital lease obligations incurred in
          connection with the acquisition of
          machinery and equipment                             $    22   $   208   $   161
                                                              =======   =======   =======

         Long-term debt incurred in connection with
          the acquisition of machinery and equipment          $11,160   $ 1,071   $    76
                                                              =======   =======   =======

         Preferred stock dividends at liquidation value:
         Accrued                                              $ 1,516   $ 1,516   $   -0-
                                                              =======   =======   =======
         Paid in kind                                         $   -0-   $   -0-   $ 1,432
                                                              =======   =======   =======

23. SUBSEQUENT EVENTS

13 1/2% NOTES

         The 13 1/2% Notes were issued by PFC, the proceeds from which were loaned to PHI to acquire the Pioneer and are secured by an assignment of a first priority deed of trust on the Pioneer and are guaranteed by the Company. Interest is payable semi-annually on June 1 and December 1 at a rate of 13 1/2% per annum and the principal amount was due December 1, 1998. PFC did not pay the principal and accrued interest on the 13 1/2% Notes at maturity. The Company had $60 million of principal and approximately $2.7 million and $4.1 million accrued interest due on the 13 1/2% Notes as of September 30, 1998 and December 1, 1998, respectively, which is presented as Debt Not Paid At Maturity in the consolidated Balance Sheet contained elsewhere herein.

         In November 1998, the Company received and accepted consents from holders of approximately 75% or $45.8 million principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of new notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the consenting holders agreed (a) to forbear until December 2000 from exercising rights or remedies arising as a result of the failure by PFC to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany mirror note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation. However, pursuant to the indenture under which the 13 1/2% Notes were issued, holders of the 13 1/2% Notes who did not furnish consents in the consent solicitation may take action individually against PFC for payment of the 13 1/2% Notes.

         Pursuant to the Consent Solicitation, in December 1998 PFC purchased on a pro-rata basis from all consenting holders, an aggregate $5.0 million principal amount of 13 1/2% Notes, plus accrued interest. PFC also expects to repurchase from non-consenting holders their pro-rata amount of 13 1/2% Notes (approximately $1.5 million) plus accrued interest thru December 1, 1998, upon confirmation of the plan of reorganization contemplated by the Consent Solicitation that PFC intends to submit for confirmation in the Chapter 11 case. In addition, the Company provided collateral for its previously unsecured guarantee of the 13 1/2% Notes, through the pledge of stock of its subsidiaries SFHI, SR, HHI, SNC and Santa Fe Coffee Company, (collectively the "Pledged Companies"), and by the grant of liens on certain of its other assets.

         Although results of operations of the Pioneer have not been noticeably adversely impacted since the commencement of the Consent Solicitation in October 1998, no assurance can be given that the filing for relief under Chapter 11 by PFC, and potentially by PHI, the Company and other subsidiaries of the Company, will not have a material adverse affect on the operations and financial condition of the Pioneer. Management does not believe the filing for relief or the contemplated plan of reorganization will materially effect operating results at the Pioneer. However, no assurance can be given that the anticipated bankruptcy case will not adversely affect the Pioneer, the Company or its other subsidiaries, including PHI.

         Pursuant to the plan of reorganization, PFC will issue a principal amount of 13 1/2% First Mortgage Notes due 2006 (together with the PIK Notes, as defined below, the "New Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued interest as of December 1, 1998. The New Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the New Notes will be payable semiannually, on June 1 and December 1 of each year and will accrue from the date following the Issue Date. The New Notes will mature on December 1, 2006. PFC will have the right to pay in kind up to 50% of the interest payable on each interest payment date through the fourth interest payment date following issuance through the issuance of additional New Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the New Notes, including without limitation that interest on the PIK Notes will be payable 50% in cash and 50% through the fourth interest payment date following issuance through the issuance of additional PIK Notes. PFC expects to satisfy

50% of each interest payment obligation through the fourth interest payment date following issuance through the issuance of PIK Notes, as a result of which there would be $65.2 million principal amount of New Notes outstanding at maturity, assuming no repurchase and retirement of New Notes. The New Notes will be redeemable at 100% of the principal amount plus accrued interest thereon, and unpaid to the date of purchase by PFC at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding New Notes or make an offer to repurchase all or a portion of the outstanding New Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. Moreover, one of the provisions of the New Notes will require that, on or before the later of December 31, 1999 and the date that is six months from the date a plan of reorganization is confirmed, (a) PFC must complete an offer to repurchase $7.5 million principal amount of New Notes or purchase in the open market or otherwise and retire at least $7.5 million principal amount of New Notes, and (b) SLVC must grant liens (subject to prior liens securing not more than $35 million of debt) for the benefit of the holders of the New Notes on substantially all of its assets. If such requirements are not satisfied by the specified date, an event of default will occur under the New Notes. The Company will guaranty the payment of principal of, and premium, if any, and interest on, the New Notes, and the guaranty will be secured by a pledge of the common stock of its Pledged Companies and by liens on certain of its other assets.

         The plan of reorganization will be subject to the approval of the bankruptcy court, and potentially of other creditors. No assurance can be given that the plan of reorganization to be submitted by PFC will be confirmed. Giving effect to the issuance of New Notes as of the beginning of the period and assuming that PFC elects to pay 50% of the interest payment obligations through the fourth interest payment date following issuance of the New Notes through the issuance of PIK Notes, the ratio of earnings before interest, taxes, depreciation and amortization, rents and corporate charges ("EBITDA") to cash interest expense less rent for real property would have been 1.52-to-one, for the twelve months ended September 30, 1998. Upon commencement of the requirement that all interest be paid in cash on the fifth interest payment date, the ratio of EBITDA to cash interest expense on the New Notes is expected to be less than one-to-one (assuming no offers to repurchase New Notes have been made). Therefore, it is expected that PFC would not be able to make the cash interest payment on the fifth interest payment date, which would be an event of default under the indenture under which the New Notes will be issued.

         The payments made to repurchase the 13 1/2% Notes in December 1998 and the grant of security interest pursuant to the Consent Solicitation may be avoidable as a preference and could be subject to recovery by a trustee in bankruptcy, an official creditors' committee, other representatives of creditors of PFC or PHI, or PFC or PHI as debtors in possession under the Bankruptcy Code within one year of the payments. If the payments were successfully challenged as preferences, holders would be required to return the funds received, together with interest thereon in a rate determined by the court, or would be precluded from receiving any distribution on account of such holders' 13 1/2% Notes.

         It is possible that three or more holders of the 13 1/2% Notes could file an involuntary petition under the Bankruptcy Code with respect to PFC prior to PFC filing for relief under Chapter 11. If PFC were to become a debtor in a case under the Bankruptcy Code (whether a case were commenced voluntarily or involuntarily), it is possible that PHI and the Company would file for relief under Chapter 11 of the Bankruptcy Code. The commencement of a voluntary case under the Bankruptcy Code by the Company or certain circumstances related to an involuntary case under the Bankruptcy Code with respect to the Company will cause the automatic acceleration of outstanding indebtedness of subsidiaries of the Company, SFHI and SLVC, all of which indebtedness is guaranteed by the Company. If acceleration were to occur, the Company would expect to negotiate with the creditors of SFHI and SLVC regarding a rescission of the acceleration. However, if the creditors holding the indebtedness were not to rescind the acceleration, it is likely that SFHI and SLVC would file for relief under Chapter 11 of the Bankruptcy Code.

SIERRA NOTE:

         In October 1998, the Company amended the terms of the Sierra Note to extend the maturity date to December 2000, provide for a principal reduction of $90,000 upon amendment, to add certain mandatory prepayment requirements and to require interest only payments until the maturity date. In accordance with the amendment, mandatory principal payments are required, if and when, and in an amount which equals the percentage of principal amount of Pioneer Notes retired.

EQUIPMENT NOTES:

         In December 1998, SFHI modified the terms of a $4.9 million Equipment Note. The amendment provides for monthly principal and interest payments in an amount of $124,000 and a balloon payment of approximately $2.0 million at maturity in April 2001, in exchange for a discount on the face amount of the note to approximately $4.5 million.

24. SUPPLEMENTAL STATEMENT OF  SUBSIDIARY INFORMATION -
       FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


     THE COMPANY'S PRIMARY OPERATIONS ARE IN THE HOTEL/CASINO INDUSTRY AND IN FISCAL YEARS 1998, 1997 AND 1996 WERE CONDUCTED THROUGH PHI AND SFHI. "OTHER" BELOW INCLUDES FINANCIAL INFORMATION FOR THE COMPANY'S OTHER OPERATIONS BEFORE ELIMINATING ENTRIES. IN ADDITION TO THE FINANCIAL INFORMATION FOR THE TWELVE MONTHS ENDED SEPTMBER 30, 1998, 1997 AND 1996, AS SET FORTH IN THE TABLE BELOW, SEE NOTES 2, 4 AND 7 FOR ADDITIONAL DISCUSSION OF SUBSIDIARY OPERATIONS.


(dollars in thousands)             YEAR           PHI             SFHI             OTHER         ELIMINATIONS      TOTAL
----------------------             ----           ---             ----             -----         ------------      -----
OPERATING REVENUES                 1998        $ 40,663          $71,520          $ 1,598         $  (932)        $112,849
                                               ========          =======          =======         =======         ========
                                   1997        $ 40,839          $62,706          $ 2,972         $(1,528)        $104,989
                                               ========          =======          =======         =======         ========
                                   1996        $ 44,415          $61,653          $46,290         $(3,926)        $148,432
                                               ========          =======          =======         =======         ========

 OPERATING INCOME (LOSS)           1998        $(44,998)         $12,241          $(2,806)        $  (650)        $(36,213)
                                               ========          =======          =======         =======         ========
                                   1997        $     90          $ 5,678          $   341         $(1,045)        $  5,064
                                               ========          =======          =======         =======         ========
                                   1996        $  1,729          $   935          $40,603         $(2,117)        $ 41,150
                                               ========          =======          =======         =======         ========

 INTEREST EXPENSE                  1998        $  8,139          $14,072          $ 3,811         $  (650)        $ 25,372
                                               ========          =======          =======         =======         ========
                                   1997        $  8,700          $13,280          $ 1,673         $(1,045)        $ 22,608
                                               ========          =======          =======         =======         ========
                                   1996        $  9,371          $13,476          $ 2,447         $  (872)        $ 24,422
                                               ========          =======          =======         =======         ========

 DEPRECIATION AND AMORTIZATION     1998        $  5,604          $ 6,002          $ 2,118                         $ 13,724
                                               ========          =======          =======         =======         ========
                                   1997        $  5,583          $ 5,240          $   334                         $ 11,157
                                               ========          =======          =======         =======         ========
                                   1996        $  5,878          $ 8,063          $   128                         $ 14,069
                                               ========          =======          =======         =======         ========

 RENTS                             1998        $    840          $ 1,250                                          $  2,090
                                               ========          =======          =======         =======         ========
                                   1997        $  1,024          $ 3,022                                          $  4,046
                                               ========          =======          =======         =======         ========
                                   1996        $    737          $   455                                          $  1,192
                                               ========          =======          =======         =======         ========

 CAPITAL EXPENDITURES              1998        $  2,662          $14,137          $    83                         $ 16,882
                                               ========          =======          =======         =======         ========
                                   1997        $    949          $ 1,422          $   475                         $  2,846
                                               ========          =======          =======         =======         ========
                                   1996        $  1,291          $ 3,518          $(2,802)                        $  2,007
                                               ========          =======          =======         =======         ========

 IDENTIFIABLE ASSETS               1998        $ 47,561          $89,725          $56,884         $(1,245)        $192,925
                                               ========          =======          =======         =======         ========
                                   1997        $107,629          $76,635          $33,277         $(1,245)        $216,296
                                               ========          =======          =======         =======         ========
                                   1996        $116,439          $80,156          $33,307         $(1,245)        $228,657
                                               ========          =======          =======         =======         ========


25.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
For the Year Ended September 30,

(dollars in thousands, except per share)      1998         1997
----------------------------------------   ---------    ---------
Revenues
  First Quarter                            $  27,359    $  25,408
  Second Quarter                              28,671       27,482
  Third Quarter                               28,839       27,516
  Fourth Quarter                              27,980       24,583
                                           ---------    ---------
                                           $ 112,849    $ 104,989
                                           =========    =========

Operating Income (Loss)
  First Quarter                            $   1,607    $     571
  Second Quarter                               2,108        2,984
  Third Quarter                                2,691        2,743
  Fourth Quarter                             (42,619)      (1,234)
                                           ---------    ---------
                                           $ (36,213)   $   5,064
                                           =========    =========

Net Loss before
extraordinary item
  First Quarter                            $  (4,470)   $  (3,470)
  Second Quarter                              (3,885)      (1,927)
  Third Quarter                               (4,030)      (2,351)
  Fourth Quarter                             (49,958)      (5,965)
                                           ---------    ---------
                                           $ (62,343)   $ (13,713)
                                           =========    =========

Net Loss before
extraordinary net
  per common share
  First Quarter                            $   (0.72)   $   (0.56)
  Second Quarter                           $   (0.63)       (0.31)
  Third Quarter                            $   (0.65)       (0.38)
  Fourth Quarter                           $   (8.06)       (0.96)
                                           ---------    ---------
                                           $  (10.06)   $   (2.21)
                                           =========    =========

Net Loss
  First Quarter                            $  (4,470)   $  (3,470)
  Second Quarter                              (3,885)      (1,927)
  Third Quarter                               (4,030)      (1,979)
  Fourth Quarter                             (49,958)      (4,241)
                                           ---------    ---------
                                           $ (62,343)   $ (11,617)
                                           =========    =========

Net Loss per
Common Share
  First Quarter                            $   (0.78)   $   (0.62)
  Second Quarter                               (0.69)       (0.37)
  Third Quarter                                (0.71)       (0.38)
  Fourth Quarter                               (8.13)       (0.75)
                                           ---------    ---------
                                           $  (10.31)   $   (2.12)
                                           =========    =========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding the directors and executive officers of the Company to be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

  (b)    REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1998.

             The Registrant filed a Current Report on Form 8-K dated October 23, 1998 under Item 5. Other Events, reporting certain information relating to the Sierra Construction Corp. Notes; the recognition of an impairment loss of certain Pioneer Hotel, Inc. assets and the commencement of an Exchange Offer and Consent Solicitation of Pioneer Finance Corp.

             The Registrant filed a Current Report on Form 8-K dated November 16, 1998 under Item 5. Other Events, reporting certain amendments to the Exchange Offer and Consent Solicitation Statement of Pioneer Finance Corp.

             The Registrant filed a Current Report on Form 8-K dated November 27, 1998 under Item 5. Other Events, reporting certain information relating to the expiration of the Exchange Offer and Consent Solicitation of Pioneer Finance Corp. and information relating to the continued listing of the Company's common and preferred stock on the American Stock Exchange.


  EXHIBIT
    NO.                            DESCRIPTION OF EXHIBIT
  -------                          ----------------------
                  The Registrant filed a Current Report on Form 8-K dated
                  December 1, 1998 under Item 5. Other Events reporting
                  certain information relating to an event of default under
                  the Pioneer Finance Corp. 13 1/2% First Mortgage Bonds due
                  December 1, 1998.

    (c)           EXHIBITS

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

 10.8             Form of PARI PASSU Certificate relating to the Bonds
                  (included as an exhibit to the Pioneer Indenture).(1)

 10.9             Acquisition Agreement relating to the Pioneer
                  Acquisition.(1)

 10.10            Pioneer Ground Lease, as amended.(1)

 10.11 Conformed Lessor's Agreement dated as of November 16, 1988 among Lessor, Lessee and Pioneer Operating Partnership relating to the Pioneer Acquisition.(1)


  EXHIBIT
    NO.                            DESCRIPTION OF EXHIBIT
  -------                          ----------------------

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

 10.17            Lease agreement for signage dated April 29, 1991 between
                  SNET as Lessor and Santa Fe Operating Limited Partnership
                  as Lessee.  (5)

 10.18            Second Supplemental Indenture dated as of September 30,
                  1993 between Sahara Resorts, Sahara Gaming Corporation and
                  Nevada State Bank, as Trustee, with respect to 10-1/4%
                  Subordinated Sinking Fund Debentures. (6)

 10.19            1993 Key Employee Stock Option Plan. (6)

 10.20            Lease Agreement, dated May 26, 1993, between City of
                  Parkville, Missouri, and Sahara Casino Partners, L.P., was previously filed with the Commission as Exhibit 10.86 to the Company and Santa Fe Hotel Inc.'s Registration
                  Statement on Form S-1 (No. 33-70286) (7)

 10.21 Amendment to Lease Agreement, made as of September 7, 1993, by Sahara Casino Partners, L.P., and the City of Parkville,
                  Missouri (7)

 10.22            Second Amendment to Lease Agreement, made as of December
                  27, 1993, by Sahara Parkville, Inc. and the City of
                  Parkville, Missouri (7)

 10.23            Landlord's Consent, Estoppel Certificate and Third
                  Amendment to Lease Agreement, entered into on December 27,
                  1993, by and between the City of Parkville, Missouri, Sahara Parkville, Inc., IBJ Schroeder Bank & Trust Company, and Santa Fe Hotel Inc. (7)

 10.24            Fourth Amendment to Lease Agreement, made as of January 18,
                  1994 by Sahara Parkville, Inc and the City of Parkville,
                  Missouri (7)

 10.25            Fifth Amendment to Lease Agreement, made as of January
                  18,1994, by Sahara Parkville, Inc. and the City of
                  Parkville, Missouri (7)

 10.26            Sixth Amendment to Lease Agreement dated June 30, 1995 by
                  Sahara Parkville, Inc., and the City of Parkville,
                  Missouri. (8)

                                      65


  EXHIBIT
    NO.                            DESCRIPTION OF EXHIBIT
  -------                          ----------------------

 10.27            Development Agreement by Sahara Parkville, Inc. and the
                  City of Parkville, Missouri (7)

 10.28 Amendment to Development Agreement, dated January 18, 1994, by Sahara Parkville, Inc. and the City of Parkville,
                  Missouri (7)

 10.29            Second Amendment to Development Agreement, dated October
                  28, 1994, by Sahara Parkville, Inc. and the City of
                  Parkville, Missouri  (7)

 10.30            Third Amendment to Development Agreements dated June 30,
                  1995 by Sahara Parkville, Inc. and the City of Parkville,
                  Missouri. (8)

 10.31            Agreement for Purchase and Sale dated as of January 10,
                  1995 by and among Hacienda Hotel Inc., Sahara Gaming
                  Corporation, as Guarantor, and William G. Bennett. (8)

 10.32            Assignment Agreement dated October 2, 1995 by and between
                  Howard Hughes Properties, Limited Partnership and Sahara
                  Las Vegas Corp. and Guaranty Agreement dated October 2,
                  1995 by and between Howard Hughes Properties, Limited
                  Partnership and Sahara Las Vegas Corp.(9)

 10.33 Lease Modification Letter dated August 24, 1995 by and between Wet N' Wild Nevada, Inc. and Sahara Corporation.(9)

 10.34 Note Purchase Agreement, dated as of January 16, 1996, by and among Sahara Gaming Corporation, Sahara Las Vegas Corp.
                  and SunAmerica Life Insurance Company. (10)

 10.35            Deed of Trust, Fixture Filing and Financing Statement and
                  Security Agreement with Assignment of Rents, dated as of January 16, 1996, by and among Sahara Las Vegas Corp., as trustor, Stewart Title of Nevada, as trustee, and SunAmerica Life Insurance Company, as beneficiary. (10)

 10.36 Security Agreement, dated as of January 16, 1996, by and between Sahara Las Vegas Corp. and SunAmerica Life
                  Insurance Company. (10)

 10.37            Guaranty, dated as of January 16, 1996, made by Sahara
                  Gaming Corporation in favor of SunAmerica Life Insurance
                  Company. (10)

 10.38 Option Agreement by and between Santa Fe Gaming Corporation and Pat Clark dated November 13, 1996. (11)

 10.39            Sahara Las Vegas Corp. Tranche A Note due December 15,
                  1999, dated July 31, 1997 (12)

 10.40            Casino Properties Guaranty dated July 29, 1997 (12)

 10.41            Sahara Resorts Guaranty dated July 29, 1997 (12)

 10.42            Hacienda Hawaiian Guaranty dated July 29, 1997 (12)

 10.43            First Amendment to Company Security Agreement dated July
                  29, 1997 (12)


  EXHIBIT
    NO.                            DESCRIPTION OF EXHIBIT
  -------                          ----------------------
 10.44            Sahara Resorts Pledge Agreement dated July 29, 1997 (12)

 10.45            Company Pledge Agreement dated July 29, 1997 (12)

 10.46            Casino Properties Pledge Agreement dated July 29, 1997 (12)

 10.47            Hacienda Hawaiian Pledge Agreement dated July 29, 1997 (12)

 10.48 Second Amended and Restated Note Purchase Agreement dated as of November 25, 1997 among Registrant, SLVC and the holders named therein. (13)

 10.49            Form of Tranche A Promissory Note. (13)

 10.50            Form of Tranche B Promissory Note. (13)

 10.51            Second Amendment to Deed of Trust, Fixture filing and
                  Financing Statement and Security Agreement with Assignment of Rents executed and delivered on November 25, 1997 by SLVC in favor of SunAmerica Life Insurance Company, as
                  Collateral Agent. (13)

 10.52 Second Amendment to Security Agreement executed and delivered on November 25, 1997 between SLVC and SunAmerica
                  Life Insurance Company, as Collateral Agent. (13)

 10.53            Deed of Trust, Fixture Filing and Financing Statement and
                  Security Agreement with Assignment of Rents executed and delivered on November 25, 1997 by SLVC in favor of SunAmerica Life Insurance Company, Collateral Agent. (13)

 10.54            Second Amendment to Subordination, Non-Disturbance and
                  Attornment Agreement dated November 25, 1997 among SLVC,
                  Wet 'N Wild Nevada, Inc. And SunAmerica Life Insurance
                  Company, as Collateral agent. (13)

 10.55 Second Amendment to the Environmental Indemnity Agreement executed and delivered on November 25, 1997 by Registrant and SLVC in favor of Sun America Life Insurance Company, as
                  Collateral Agent. (13)

 10.56            Environmental Indemnity Agreement issued by Registrant and
                  SLVC on November 25, 1997 in favor of SunAmerica Life
                  Insurance Company, as Collateral Agent. (13)

 10.57            Consent to Amendment and Restatement delivered on November
                  25, 1997 by Registrant, Sahara Resorts, Casino Properties,
                  Inc. and Hacienda Hawaiian Properties, Inc. (13)

 10.58            Intercreditor Agreement dated as of November 25, 1997 among
                  SunAmerica Life Insurance Company and Credit Suisse First
                  Boston Mortgage Capital LLC. (13)



  EXHIBIT
    NO.                            DESCRIPTION OF EXHIBIT
  -------                          ----------------------
 10.59            Purchase Agreement by and between Santa Fe Gaming
                  Corporation and Steve Allen dated November 21, 1997 (14)

 10.60            First Supplemental Indenture with respect to 11% First
                  Mortgage Notes due 2000 between Santa Fe Hotel Inc., Santa
                  Fe Gaming Corporation and IBJ Schroder Bank & Trust Company dated as of April 14, 1998 (15)

 10.61            Amended and Restated Note by an between Santa Fe Hotel
                  Inc., Santa Fe Gaming Corporation in favor of PDS Financial
                  Corporation-Nevada, as Collateral Agent dated April 14,
                  1998 (15)

 10.62            Security Agreement between Santa Fe Hotel Inc. and PDS
                  Financial Corporation-Nevada, as Collateral Agent dated
                  April 14, 1998 (15)

 10.63            Amended and Restated Promissory Note by and between Santa
                  Fe Hotel Inc., Santa Fe Gaming Corporation in favor of PDS
                  Financial Corporation-Nevada, as Collateral Agent dated
                  April 14, 1998 (15)

 10.64            Security Agreement between Santa Fe Hotel Inc. and PDS
                  Financial Corporation-Nevada dated April 14, 1998 (15)

 10.65            Note Purchase Agreement dated as of April 14, 1998 among
                  Santa Fe Gaming Corporation, Santa Fe Hotel Inc.,
                  SunAmerica Life Insurance Company and Credit Suisse First
                  Boston Mortgage Capital LLC (15)

 10.66            Form of Promissory Note due December 15, 2000 (15)

 10.67            Deed of Trust, Fixture Filing and Financing Statement and
                  Security Agreement with Assignment of Rents executed and delivered on April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent. (15)

 10.68            Security Agreement dated as of April 14, 1998 by Santa Fe
                  Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent. (15)

 10.69            Environmental Indemnity Agreement dated as of April 14,
                  1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life
                  Insurance Company, as Collateral Agent.  (15)

 10.70            Guaranty dated as of April 14, 1998 by Santa Fe Gaming
                  Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent. (15)

 10.71            Subordination and Intercreditor Agreement dated as of April
                  14, 1998 among SunAmerica Life Insurance Company, as
                  Collateral Agent, Santa Fe Hotel Inc. and  IBJ Schroder
                  Bank & Trust Company, as Trustee (15)

 10.72            Amended and Restated Promissory Note dated as of October 1,
                  1998 by Santa Fe Gaming Corporation in favor of Sierra
                  Construction Corp. (16)


  EXHIBIT
    NO.                            DESCRIPTION OF EXHIBIT
  -------                          ----------------------
 10.73            Employment Agreement by and among Santa Fe Gaming
                  Corporation and Thomas K.  Land dated October 1, 1998

 10.74            Security Agreement by and between Hacienda Hotel Inc. and
                  IBJ Schroder Bank & Trust Company dated November 30, 1998.

 10.75 Security Agreement by and between Santa Fe Coffee Company and IBJ Schroder Bank & Trust Company dated November 30,
                  1998.

 10.76            Security Agreement by and between Sahara Nevada Corp. and
                  IBJ Schroder Bank & Trust Company dated November 30, 1998.

 10.82            Fourth Supplemental Indenture by and among IBJ Schroder
                  Bank & Trust Company, Pioneer Finance Corp, Pioneer Hotel,
                  Inc. and Santa Fe Gaming Corporation dated November 30,
                  1998.

 10.83            Security Agreement by and between Santa Fe Gaming
                  Corporation and IBJ Schroder Bank & Trust Company dated
                  November 30, 1998.

 10.84 Pledge Agreement by and between Santa Fe Gaming Corporation and IBJ Schroder Bank & Trust Company dated November 30,
                  1998.

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

(5) Previously filed with the Securities and Exchange Commission as an exhibit to post effective Amendment No. 8 to the Registration Statement on Form S- 1 (No. 33-33031) of Sahara Finance Corp., Sahara Casino Partners, L.P., Sahara Operating Limited Partnership, Hacienda Operating Limited Partnership, Santa Fe Operating Limited Partnership, as filed December 30, 1991.

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

(14) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended December 31, 1997.

(15) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended March 30, 1998.

(16) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated October 23, 1998.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SANTA FE GAMING CORPORATION


December 28, 1998                      By:   /s/ Paul W. Lowden
                                           --------------------------
                                           Paul W. Lowden, President

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


         SIGNATURE                             TITLE                                          DATE
         ---------                             -----                                          ----
/s/ Paul W. Lowden               Chairman of the Board and President
-----------------------             (Principal Executive Officer)                       December 28, 1998
Paul W. Lowden

/s/ William J. Raggio            Director
-----------------------
William J. Raggio                                                                       December 28, 1998


/s/ James W. Lewis               Director                                               December 28, 1998
-----------------------
James W. Lewis

/s/ Suzanne Lowden               Director                                               December 28, 1998
-----------------------
Suzanne Lowden

/s/ John Delaney                 Director                                               December 28, 1998
-----------------------
John Delaney

/s/ Thomas K. Land               Director and Chief Financial Officer
-----------------------             (Principal Financial and
Thomas K. Land                      Accounting Officer)

                                                                                        December 28, 1998
