Form 10-K/A
period 1998-09-30
SANTA FE GAMING CORP
filed 1999-01-28
CIK 812482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


(Mark One)

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1998
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from __________ to __________

Commission file number 1-9481



                           SANTA FE GAMING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Nevada                                 88-0304348
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

         4949 N. Rancho Drive
           Las Vegas, Nevada                              89130
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (702) 658-4300



         The undersigned registrant hereby amends the following items of its Annual Report for the fiscal year ended September 30, 1998 on Form 10-K as set forth in the pages attached hereto.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     See "Directors and Executive Officers" in Part III, Item 10 of this report for certain information concerning the Company's executive officers.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following is a list of the current executive officers and Directors of the Company:


         NAME                            POSITION WITH THE COMPANY
         ----                            -------------------------
         Paul W. Lowden           Chairman of the Board, President and Chief Executive Officer
         Thomas K. Land           Director, Senior Vice President and Chief Financial Officer
         William J. Raggio        Director, Executive Vice President, Secretary and Corporate Counsel
         Suzanne Lowden           Director, Executive Vice President
         Christopher W. Lowden    Executive Vice President
         James W. Lewis (1)(2)    Director
         John W. Delaney (1)(2)   Director

--------
(1)  Member of the Audit Committee of the Board of Directors.
(2)  Member of the Compensation Committee of the Board of Directors.

     The age, present position with the Company and principal occupation during the past five years of each Director and executive officer named above is set forth below:


PAUL W. LOWDEN

     Paul Lowden is 55 years old and has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company's predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden and is Christopher Lowden's father.

THOMAS K. LAND

     Thomas K. Land is 38 years old and joined the Company in February 1994 as Senior Vice President and Corporate Controller, and was elected Chief Financial Officer of the Company in July 1994. Mr. Land was appointed to the Board of Directors in December 1995. Prior to joining the Company, Mr. Land was the Chief Financial Officer of a construction company, where he was employed from 1990 through February 1994. Mr. Land is a certified public accountant in the State of Pennsylvania.

WILLIAM J. RAGGIO

     William J. Raggio is 72 years old and has served as a Director and Executive Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993. Previously, Mr. Raggio held the same positions with Sahara Resorts since 1982. Mr. Raggio is a senior partner and a member of the executive committee of the law firm of Jones Vargas of Reno, Nevada, general counsel to the Company. Since 1972 he has been a Nevada State Senator.
Mr. Raggio is also a director of Sierra Health Services, Inc., a Nevada corporation.

SUZANNE LOWDEN

     Suzanne Lowden is 46 years old and has served as a Director and Executive Vice President of the Company since its formation in September 1993. Mrs. Lowden was also previously a Director and Vice President of Sahara Resorts and currently serves as President of Santa Fe Hotel Inc., a subsidiary of the Company. She currently serves as a Director of the Muscular Dystrophy Association. She is also a founding board member of Colonial Bank (formerly Commercial Bank of Nevada). Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. Mrs. Lowden is married to Paul W. Lowden.

CHRISTOPHER W. LOWDEN

     Christopher W. Lowden is 33 years old and has served as Executive Vice President of Operations since September 1995. Mr. Lowden served as President of Sahara Development Group from April 1991 through September 1995. Mr. Lowden is Paul W. Lowden's son.

JAMES W. LEWIS

     James W. Lewis is 72 years old and has served as a Director of the Company since its formation in September 1993. Mr. Lewis served as a Director of Sahara Resorts from 1983 to September 1993. Mr. Lewis is associated with the Corporate Finance Department of Westamerica Investment Groups and has prior associations with F.L. Bryant & Co., Inc., Van Kasper & Co. and Bateman Eichler, Hill Richards, Incorporated.

JOHN W. DELANEY

     John W. Delaney is 50 years old and has served as a Director of the Company since January 1997, when he was appointed to fill a vacancy on the Board of Directors. He was elected to his current term in February 1997. Mr. Delaney is currently President and Chief Executive Officer of Cityfed Mortgage Co., a mortgage banking firm, where he has been employed since 1978.

               SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 as amended, (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and with the American Stock Exchange. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

     Based solely on its review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended September 30, 1998, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

     Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 1998, 1997 and 1996 of those persons who were, as of September 30, 1998, (i) the Chief Executive Officer and (ii) the only other executive officer of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended September 30, 1998 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                                        -----------------------
                                                                   OTHER ANNUAL    ALL OTHER
                                   FISCAL    SALARY     BONUS      COMPENSATION   COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR       ($)       ($)          ($)(1)         ($)(2)
---------------------------        ------    ------     -----------------------   ------------
Paul W. Lowden                      1998     $550,000   $550,000(3)  ---          $52,796
   President, Chairman              1997     $550,000   $200,000     ---          $53,124
   of the Board and CEO             1996     $503,269   $200,000     ---          $16,958

Thomas K. Land                      1998     $174,676   $ 15,000     ---          $ 4,041
   Senior Vice President            1997     $138,704   $ 10,000     ---          $ 2,664
   and Chief Financial              1996     $130,000   $ 10,000     ---          $ 2,469
   Officer

(1) The Company provides automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company's hotel-casinos. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry the Company believes the value of any such personal benefits is less than $50,000 in the case of Mr. Lowden and 10% of the total of salary and bonus for Mr. Land.

(2) "All Other Compensation" in fiscal 1998 consists of payments of life insurance premiums by the Company in the amounts of $50,272 and $2,123 for Messrs. Paul W. Lowden and Thomas K. Land, respectively, and Company matching contributions to the Retirement Savings 401(k) Plan.

(3) Of such amounts, $200,000 was paid in cash as a bonus for fiscal year 1998, and $350,000 was paid in fiscal year 1998 through the offset, in part, of a loan owed to the Company by a company wholly owned by Mr. Lowden, pursuant to a compensation arrangement approved by the Compensation Committee in connection with the sales by the Company of the Hacienda Resort Hotel and Casino and the Sahara Hotel and Casino in September and October, 1995, respectively. See "Certain Compensation Arrangements with Mr. Lowden."


     CERTAIN COMPENSATION ARRANGEMENTS WITH MR. LOWDEN. As previously disclosed, the Compensation Committee approved payment in fiscal year 1998 of a $600,000 bonus (the "Fiscal Year 1998 Bonus") to Mr. Lowden in connection with the sales by the Company of the Hacienda Resort Hotel and Casino (the "Hacienda") and the Sahara Hotel and Casino (the "Sahara") in September and October, 1995, respectively. Additionally, in fiscal year 1998 Mr. Lowden was entitled to a fee (the "Personal Guarantee Fee") from the Company of $100,000 for personal guarantees issued by Mr. Lowden for certain Company financing arrangements. In January 1998, the Fiscal Year 1998 Bonus and the Personal Guarantee Fee were satisfied through an offset against a loan owed by LICO, a Nevada Corporation wholly owned by Mr. Lowden ("Lico"), to the Company, which had an outstanding balance of approximately $700,000 at the date of satisfaction. In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $350,000, together with interest thereon from January 1998, was reinstated. The Company remains obligated to pay to Mr. Lowden the additional $350,000. The Company expects to satisfy this obligation in fiscal year 1999, first through the offset of any outstanding amounts under the loan from the Company to LICO.

     EMPLOYMENT AGREEMENT WITH MR. LAND. The Company and Thomas K. Land are parties to an employment agreement entered into as of October 1, 1998, as amended, which has a term of one year, subject to earlier termination in accordance with its terms and to automatic renewal if the Company does not provide to Mr. Land a notice that it intends not to renew the agreement. If the Company elects not to renew the agreement, it must pay to Mr. Land a lump sum payment equal to one-half of his annual base salary.

     Pursuant to the agreement, Mr. Land is entitled to receive a minimum annual base salary of $185,000. The agreement also provides that Mr. Land may participate in any employee benefit plans, including bonus plans, of the Company. Pursuant to the employment agreement, as a result of certain events related to the Company's subsidiary, Pioneer Finance Corp., and its 13-1/2% First Mortgage Notes due December 1, 1998, Mr. Land is entitled to payment by the Company in the amount equal to one-half of his current annual base salary. Upon the occurrence of certain other events, including the transfer of substantially all of the assets of the Company or the failure by Mr. Paul Lowden to own at least 50% of the outstanding Common Stock, the agreement will terminate and Mr. Land will be entitled to receive a lump sum payment in an amount equal to one-half of his annual base salary plus other benefits that would have been otherwise payable under the employment agreement.

     COMPENSATION COMMITTEE. All compensation decisions with respect to executive officers are made by the Compensation Committee of the Board of Directors. The Compensation Committee consists of James W. Lewis and John W. Delaney.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company or its affiliates receive $24,000 annually and $1,000 per Board meeting attended, $800 per Committee meeting attended as a member and $900 per Committee meeting attended as Chairman.

     Additionally, upon first being elected to the Board of Directors, each non-employee director receives options to purchase 12,500 shares of Common Stock at an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant. Such options are fully vested at the date of grant.

COMPENSATION PLANS

STOCK OPTION PLAN

     The Company's 1993 Key Employee Stock Option Plan provides for the grant of options with respect to an aggregate of 619,375 shares of Common Stock to key employees as determined by the Compensation Committee. During fiscal year 1998, Messrs. Paul W. Lowden, Thomas K. Land and Christopher Lowden received options for 279,510, 55,675 and 54,425 shares of the Common Stock, respectively, at an exercise price of $1.00 per share, the fair market value of a share of Common Stock on the date of grant. No other stock options were awarded to, and no stock options were exercised by, the Named Executive Officers in fiscal year 1998.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                       AT ASSUMED ANNUAL RATES
                                                                                      OF STOCK PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                        FOR OPTION TERM
                           --------------------------------                           ---------------------------
                            NUMBER OF         % OF TOTAL
                           SECURITIES           OPTIONS       EXERCISE
                           UNDERLYING          GRANTED TO     PRICE
                             OPTIONS          EMPLOYEES IN    PER       EXPIRATION
                            GRANTED(1)       FISCAL YEAR(2)   SHARE        DATE           5%($)         10% ($)
                           -----------       --------------   -----     -----------    -----------    ----------
Paul W. Lowden               279,510              62.4%       $1.00       2/21 /08      $433,612       $659,070
Thomas K. Land                55,675              12.4%       $1.00       2/21 /08      $ 86,370       $131,279


--------------
(1) The options vest at a rate of 33.3% on each anniversary of the date of employment.
(2) The total number of stock options granted to employees of the Company in fiscal 1998 was 447,785.

1998 SUBSIDIARY STOCK OPTION PLANS

     The Company and certain of its subsidiaries, Santa Fe Hotel Inc. ("SFHI"), Sahara Las Vegas Corp. ("SLVC") and Pioneer Hotel Inc. ("PHI") (collectively, the"Subsidiaries"), have adopted various subsidiary stock option plans (the "Subsidiary Plans"). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary's common stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any other subsidiaries of the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company's long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur unless an offer to repurchase the debt is made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise of such options would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of the Subsidiaries. As of January 21, 1999, no options had been granted under any of the Subsidiary Plans.

SAVINGS PLAN

     The Company has adopted a savings plan qualified under Section 401(k) of the Internal Revenue Code (the "Savings Plan"). The Savings Plan covers substantially all employees, including the Company's executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pretax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pretax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 1998 was $11,949 of which $2,524, $2,557, and $1,918 was contributed by the Company to the accounts of Messrs. Lowden and Land and all other executive officers as a group, respectively, as matches for employee contributions made.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following sets forth information regarding beneficial ownership of the Common Stock and the exchangeable redeemable preferred stock of the Company (the "Preferred Stock"), as of January 20, 1999, by (i) each person known to be the beneficial owner of more than 5% of the outstanding Common Stock or Preferred Stock; (ii) each Director of the Company; and (iii) all Directors and officers of the Company as a group.


                                                   (2) Shares of                 (2) Shares of
   Name of Beneficial Owner                         Common Stock     Percent     Preferred Stock     Percent
------------------------------                      ------------     -------     ---------------     -------
   Paul W. Lowden (1)                               3,914,476(3)      57.52%           7,100(4)       1.10%
   William J. Raggio                                   17,972(5)         *             4,815(6)          *
   James W. Lewis                                      13,750(5)         *               ---           ---
   Suzanne Lowden                                       4,792(7)         *             2,524(8)          *
   Thomas K. Land                                      69,175(9)       1.02%           1,000             *
   Christopher W. Lowden                               79,500(10)      1.17%           1,400             *
   John W. Delaney                                     13,750(5)         *               ---           ---
   Hudson Bay Partners/David H.
     Lesser IRA Group                                     ---           ---        2,016,100(12)      22.76%
All Directors and Officers as a group (7 persons)   4,113,415(11)     60.45%         106,839           1.21%

--------------
*    Less than 1%
(1) The address for Paul W. Lowden is c/o Santa Fe Gaming Corporation, P.O. Box 4335, Las Vegas, Nevada 89127.
(2) The shares owned by each person, or by the group, and the percentage owned (where such percentage exceeds 1%) have been computed, in accordance with Rule 13d-3(d)(1) under the Exchange Act.
(3) Includes 477,351 shares held by LICO, a Nevada corporation, which is wholly owned by Mr. Lowden. Of such shares 359,510 may be acquired upon the exercise of outstanding stock options. During the fiscal year 1998, options to purchase 279,510 shares of Common Stock were granted to Mr. Paul Lowden.
(4) Includes 92,041 shares held by LICO. Excludes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mrs. Lowden reflected in the table.
(5) Of such shares, 12,500 may be acquired upon the exercise of outstanding stock options.
(6) Includes 16 shares held by Mr. Raggio's wife, as to which Mr. Raggio disclaims beneficial ownership.
(7) Includes 4,521 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Paul Lowden reflected in the table.
(8) Includes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Paul Lowden reflected in the table.
(9) Of such shares, 68,175 may be acquired upon the exercise of outstanding stock options. During fiscal year 1998, options to purchase 55,675 shares of Common Stock were granted to Mr. Land.
(10) Of such shares, 68,175 may be acquired upon the exercise of outstanding stock options. During fiscal year 1998, options to purchase 54,425 shares of Common Stock were granted to Mr. Christopher Lowden.
(11) Of such shares, 609,535 may be acquired upon the exercise of outstanding stock options.

(12) The information set forth is based on a Schedule 13D filed by Hudson Bay Partners, L.P. ("Hudson Bay") and David H. Lesser, as beneficiary of the David H. Lesser IRA - Rollover IRA (the "Lesser IRA") with the SEC on January 25, 1999 that identifies such filing persons as a "group" as defined in Section 13(d)(3) of the Exchange Act. Such Schedule 13D indicates that (a) the address of Hudson Bay and Mr. Lesser is 237 Park Avenue, Suite 900, New York, New York 10017; (b) Hudson Bay is a Delaware limited partnership of which Hudson Bay Partners, Inc., a New York corporation, is the general partner (the "General Partner"); (c) Mr. Lesser is the President, sole director and sole shareholder of the General Partner; (d) Hudson Bay beneficially owns 1,984,100 shares of Preferred Stock, over which it has shared voting and dispositive power with Mr. Lesser; (e) the Lesser IRA beneficially owns 2,016,100 shares of Preferred Stock, of which it has sole voting and dispositive power over 32,000 shares and shared voting and dispositive power over 1,984,100 shares with Mr. Lesser, (f) Mr. Lesser expressly disclaims beneficial ownership of any shares of Preferred Stock not directly owned by him, and (g) Hudson Bay is the record and beneficial owner of 53,600 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of certain transactions during the fiscal year ended September 30, 1998 in which officers and Directors of the Company and its affiliates or families had a direct or indirect interest.

     Jones Vargas, a Nevada law firm of which William J. Raggio is a senior partner and a member of the executive committee, is paid a retainer fee of $120,000 per year. The Company paid Jones Vargas approximately $218,000, including retainers, for its services during fiscal year 1998.

     In November 1993, Mr. Paul Lowden and Bank of America entered into a personal loan agreement, secured by a pledge of substantially all of the Common Stock owned by Mr. Lowden. Mr. Lowden has advised the Company that he repaid the entire loan balance in July 1998.

     In addition, in fiscal years 1993 and 1992 Hacienda Hotel Inc.'s predecessor made loans to LICO, which provided entertainment services to the Hacienda and the Sahara, in the aggregate amount of $476,000. In January
1998, the loans to LICO were satisfied through an offset against the Fiscal Year 1998 Bonus and the Personal Guarantee Fee. In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of the Fiscal Year Bonus and the Personal Guarantee Fee which satisfied, in part, the loan to LICO was rescinded, and LICO's obligation to pay the Company $350,000, together with interest thereon from January 1998, was reinstated. The Company remains obligated to pay Mr. Lowden the additional $350,000 of the Fiscal
Year 1998 Bonus, which will be satisfied first through the offset of any outstanding amounts under the LICO loan. The Company expects to satisfy this obligation in fiscal year 1999. See Part III, Item 11, Executive Compensation.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended September 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized in Las Vegas, Nevada on the 28th day of January, 1999.

                                   SANTA FE GAMING CORPORATION

                                   By: /s/ Thomas K. Land
                                      ----------------------------------