Form 10-Q
period 1998-12-31
SANTA FE GAMING CORP
filed 1999-02-16
CIK 812482

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:         DECEMBER 31, 1998
                                ----------------------------------------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934  For the transition period
          from                      to
               --------------------    ------------------

COMMISSION FILE NUMBER:                      1-9481
                        ------------------------------------------------------

                        SANTA FE GAMING CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             NEVADA                                   88-0304348
---------------------------------     ----------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

               4949 N. RANCHO DRIVE, LAS VEGAS, NEVADA  89130
------------------------------------------------------------------------------
            (Address of principal executive office and zip code)

                              (702) 658-4300
          --------------------------------------------------------
           (Registrant's  telephone  number, including area code)

------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  YES       NO
                                ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         6,195,356                      as of          FEBRUARY 12, 1999
-------------------------------------       ----------------------------------
     Amount Outstanding                                      Date

                        SANTA FE GAMING CORPORATION

                                   INDEX

                                                                  PAGE
                                                                  ----
PART I.   FINANCIAL INFORMATION

   Item 1. Consolidated Condensed Financial Statements

             Balance Sheets at December 31, 1998 (unaudited)
             and September 30, 1998..............................    2

             Statement of Operations for the three months
             ended December 31, 1998 and 1997 (unaudited)........    3

             Consolidated Condensed Statements of
             Stockholders' Deficiency (unaudited)................    4

             Statements of Cash Flows for the three months
             ended December 31, 1998 and 1997 (unaudited)........    5

             Notes to Consolidated Condensed Financial
             Statements (unaudited)..............................    6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation...........................................   13


PART II.  OTHER INFORMATION......................................   31

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              December 31,         September 30,
             ASSETS                                               1998                1998
-------------------------------------------------------   --------------------  ------------------
                                                             (Unaudited)
Current assets:
  Cash and short-term investments                                 $14,606,946         $22,650,882
  Accounts receivable, net                                          1,087,413           1,617,762
  Inventories                                                       1,443,082           1,339,796
  Prepaid expenses & other                                          3,262,152           3,243,415
                                                          --------------------  ------------------

Total current assets                                               20,399,593          28,851,855

Land held for development                                          38,194,065          38,194,065

Property and equipment, net                                       109,243,266         110,655,085

Other assets                                                       14,851,144          14,465,409
                                                          --------------------  ------------------

Total assets                                                     $182,688,068        $192,166,414
                                                          --------------------  ------------------
                                                          --------------------  ------------------


LIABILITIES and STOCKHOLDERS' DEFICIENCY
-------------------------------------------------------

Current liabilities:
  Accounts payable                                                 $4,122,042          $3,864,000
  Interest payable                                                  1,037,027           4,497,420
  Accrued and other liabilities                                     8,259,401           7,656,644
                                                          --------------------  ------------------
                                                                   13,418,470          16,018,064
  Current portion of long-term debt                                61,862,371           1,785,716
  Debt not paid at maturity                                        59,360,661          62,700,000
                                                          --------------------  ------------------

Total current liabilities                                         134,641,502          80,503,780

Long-term debt - less current portion                              92,869,298         153,146,836

Commitments

Stockholders' deficiency                                          (44,822,732)        (41,484,202)
                                                          --------------------  ------------------

Total liabilities and stockholders' deficiency                   $182,688,068        $192,166,414
                                                          --------------------  ------------------
                                                          --------------------  ------------------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months       Three Months
                                                         Ended              Ended
                                                   December 31, 1998    December 31, 1997
                                                  -------------------  -------------------
Revenues:
  Casino                                                $24,315,664          $21,979,911
  Hotel                                                   1,395,846            1,433,934
  Food and beverage                                       5,434,995            5,327,218
  Other                                                   2,314,133            1,868,478
                                                  ------------------   ------------------

Gross revenues                                           33,460,638           30,609,541
  Less casino promotional allowances                     (3,306,724)          (3,250,295)
                                                  ------------------   ------------------

Net operating revenues                                   30,153,914           27,359,246
                                                  ------------------   ------------------

Operating expenses:
  Casino                                                 11,319,525           10,880,832
  Hotel                                                     467,044              449,023
  Food and beverage                                       3,545,683            3,377,624
  Other                                                   1,332,858              767,182
  Selling, general and administrative                     3,107,536            3,043,168
  Corporate expenses                                        890,567              816,117
  Utilities and property expenses                         2,519,328            3,285,940
  Depreciation and amortization                           3,254,541            3,132,762
                                                  ------------------   ------------------

Total operating expenses                                 26,437,082           25,752,648
                                                  ------------------   ------------------

Operating income                                          3,716,832            1,606,598

Interest expense                                          6,522,865            6,076,270

Other expenses                                              532,497                    0
                                                  ------------------   ------------------

Loss before income tax expense                           (3,338,530)          (4,469,672)

Federal income tax benefit                                        0                    0
                                                  ------------------   ------------------

Net loss                                                 (3,338,530)          (4,469,672)

Dividends accrued on preferred shares                       521,214              379,065
                                                  ------------------   ------------------

Net loss applicable to common shares                    ($3,859,744)         ($4,848,737)
                                                  ------------------   ------------------
                                                  ------------------   ------------------

Average common shares outstanding                         6,195,356            6,195,356
                                                  ------------------   ------------------
                                                  ------------------   ------------------

Loss per common share:
  net loss                                                   ($0.54)              ($0.72)
  dividends accrued on preferred shares                      ($0.08)              ($0.06)
                                                  ------------------   ------------------

Loss per common share                                        ($0.62)              ($0.78)
                                                  ------------------   ------------------
                                                  ------------------   ------------------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)

                                                                  Additional
                                       Common      Preferred        Paid-in       Accumulated      Treasury
                                       Stock         Stock          Capital         Deficit          Stock          Total
                                     ---------   -------------   -------------  ---------------   ----------   --------------
Balances, October 1, 1998             $61,954     $21,985,750     $51,513,504    ($114,957,636)    ($87,774)    ($41,484,202)

Net loss                                                                            (3,338,530)                   (3,338,530)

Preferred stock dividend accrued                      521,214                         (521,214)                            0
                                     ---------   -------------   -------------  ---------------   ----------   --------------

Balances, December 31, 1998           $61,954     $22,506,964     $51,513,504    ($118,817,380)    ($87,774)    ($44,822,732)
                                     ---------   -------------   -------------  ---------------   ----------   --------------
                                     ---------   -------------   -------------  ---------------   ----------   --------------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months         Three Months
                                                                      Ended                Ended
                                                                 December 31,1998     December 31,1997
-------------------------------------------------------------   ------------------   ------------------
Cash flows from operating activities:
Cash and short-tem investments provided by
   (used in) operations                                                 $238,761            ($930,398)
     Decrease (increase) in accounts receivable, net                     530,349              (27,846)
     Increase in inventories                                            (103,286)            (162,273)
     Decrease (increase) in prepaid expenses & other                     (18,737)              39,880
     Decrease (increase) in other assets                                (860,315)             262,276
     Increase in accounts payable                                        258,042              371,040
     Decrease in interest payable                                     (1,815,992)          (4,752,073)
     Increase in accrued and other liabilities                           602,756            1,411,637
                                                                -----------------    -----------------

Net cash used in operating activities                                 (1,168,422)           (3,787,757)
                                                                -----------------    -----------------

Cash flows from investing activities:
    Capital expenditures                                                (752,368)          (1,428,031)
    Development costs                                                   (407,190)            (634,610)
                                                                -----------------    -----------------

Net cash used in investing activities                                 (1,159,558)          (2,062,641)
                                                                -----------------    -----------------

Cash flows from financing activities:
     Cash proceeds of long-term debt                                           0           57,500,000
     Cash paid on long-term debt                                      (5,616,718)         (40,728,211)
     Debt issue cost                                                     (99,238)          (3,004,046)
                                                                -----------------    -----------------

Net cash provided by (used in) financing activities                   (5,715,956)          13,767,743
                                                                -----------------    -----------------

Increase (decrease) in cash and short-term investments                (8,043,936)           7,917,345

Cash and short-term investments,
  beginning of period                                                 22,650,882           15,146,217
                                                                -----------------    -----------------

Cash and short-term investments,
  end of period                                                      $14,606,946          $23,063,562
                                                                -----------------    -----------------
                                                                -----------------    -----------------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                     SANTA FE GAMING CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

Santa Fe Gaming Corporation (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") located in Laughlin, Nevada. The Company owns through an indirect wholly-owned subsidiary of the Company, Sahara Las Vegas Corp. ("SLVC"), real estate on Las Vegas Boulevard South and in Henderson, Nevada, for possible development opportunities.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1998. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at December 31, 1998, the results of its operations for the three month periods ended December 31, 1998 and 1997, the changes in stockholders' equity for the three month period ended December 31, 1998, and cash flows for the three month periods ended December 31, 1998 and 1997.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, current liabilities exceed current assets in the accompanying balance sheet by $114.2 million, which is attributable (i) to the remaining $59.4 million of principal and accrued interest on the 13 1/2% First Mortgage Bonds issued by Pioneer Finance Corp. ("PFC") which matured December 1, 1998 (the "13 1/2% Notes") but was not paid and (ii) $57.5 million of notes issued by SLVC which mature in December 1999 (the "SLVC Notes"). Furthermore, at December 31, 1998, there is a stockholders' deficiency of $44.8 million. The Company's inability to repay the 13 1/2% Notes, its net losses, and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters include seeking confirmation of a plan of reorganization for PFC under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), pursuant to the terms of consents of holders (the "Consenting Holders") of approximately 75% of the outstanding 13 1/2% Notes to forbear until December 15, 2000 from exercising their rights or remedies as a result of, among other things, failure to pay the principal and interest on the 13 1/2% Notes at maturity and their agreement to vote to accept the PFC plan of reorganization under Chapter 11 of the Bankruptcy Code. The Consents were solicited pursuant to PFC's Offering Circular and Consent Solicitation Statement dated October 23, 1998, as amended (the "Consent Solicitation"). On January 14, 1999, holders of 13 1/2% Notes who did not consent pursuant to the Consent Solicitation filed involuntary bankruptcy petitions against PFC and the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Notes 3, 4 and 7

NOTE 2 - CASH AND SHORT-TERM INVESTMENTS

As of December 31, 1998, the Company held cash and short-term investments of $14.6 million compared to $22.7 million at September 30, 1998. Substantially all of the cash and short-term investments were held by SFHI and PHI, and were subject to restrictions which prohibit distribution of this cash to the Company.

At December 31, 1998, approximately $9.7 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of December 31, 1998, SFHI did not meet the conditions precedent to making a distribution to the Company.

At December 31, 1998, approximately $4.6 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% Notes of PFC were issued. As of December 31, 1998, PHI did not meet the conditions precedent to making a distribution to the Company.

NOTE 3 -  DEBT NOT PAID AT MATURITY

The 13 1/2% Notes were issued by PFC. The proceeds from such issuance were loaned to PHI to acquire the Pioneer, are secured by an assignment of a first priority deed of trust on the Pioneer and are guaranteed by the Company. The Company had $55 million of principal and approximately $4.3 million accrued interest due on the 13 1/2% Notes as of December 31, 1998.

In November 1998, the Company received and accepted consents from holders of approximately 75%, or $45.8 million, of principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of new notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the Consenting Holders agreed (a) to forbear until December 15, 2000 from exercising rights or remedies arising as a result of the failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany mirror note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation. No assurance can be given that the plan of reorganization that PFC intends to submit will be confirmed. PFC did not pay the principal and accrued interest on the 13 1/2% Notes at the December 1, 1998 maturity.

Pursuant to the Consent Solicitation, in December 1998 PFC purchased on a pro-rata basis from all Consenting Holders, an aggregate of $5.0 million principal amount of 13 1/2% Notes, plus accrued interest. PFC also expects to repurchase from non-consenting holders their pro-rata amount of 13 1/2% Notes (approximately $1.5 million) plus accrued interest through December 1, 1998 upon confirmation of the plan of reorganization contemplated by the Consent Solicitation that PFC intends to submit for confirmation in its anticipated Chapter 11 case. In addition, the Company provided collateral for its previously unsecured guarantee of the 13 1/2% Notes, through the pledge of stock of its subsidiaries SFHI, SR, Hacienda Hotel Inc., Sahara Nevada Corp. and Santa Fe Coffee Company, and by the grant of liens on certain of its other assets.

On January 14, 1999 holders of 13 1/2% Notes who did not consent pursuant to the Consent Solicitation filed involuntary bankruptcy petitions against PFC and the Company. Additionally, such holders made demands on Santa Fe
Gaming under its guarantee of the 13 1/2% Notes. See Notes 4 and 7

NOTE 4 - CURRENT PORTION OF LONG-TERM DEBT

As of December 31, 1998, the Company had approximately $61.9 million in current maturities of long term debt due to third parties during the twelve-month period ending December 31, 1999, comprised primarily of $57.5 million principal amount of SLVC Notes.

Pursuant to the terms of the SLVC Notes, the default by PFC in payment of the 13 1/2% Notes at maturity and the demand under the Company's guarantee created an event of default under the SLVC Notes. Additionally, if the involuntary petitions under the Bankruptcy Code with respect to PFC and the Company continue for 60 days without dismissal, bonding or discharge, the anticipated voluntary filing by PFC for relief under Chapter 11 of the Bankruptcy Code or the possible voluntary filing by the Company for relief under Chapter 11 of the Bankruptcy Code will be events of default under the SLVC Notes that will cause the SLVC Notes to automatically become due and payable. Management is currently negotiating with holders of the SLVC Notes to waive such defaults and anticipated acceleration, although no assurance can be given that such negotiations will be successful.

The Company is also exploring refinancing alternatives for the SLVC Notes. If the holders of the SLVC Notes were not to waive defaults and acceleration and were to demand payment under the SLVC Notes and the Company guarantee and the Company were unable to refinance the SLVC Notes, or sell all or a portion of its assets to satisfy the debt it is likely that SLVC and the Company would file for relief under Chapter 11 of the Bankruptcy Code. If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes. Additionally, the demand on the Company's guarantee of the 13 1/2% Notes and the Company's non-payment of that demand created a default under the agreement pursuant to which SFHI issued $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes"). The Company expects to negotiate with the holders of the 9 1/2% Notes regarding a waiver of the default, although no assurance can be given that such negotiations will be successful. If the holders of the 9 1/2% Notes were to demand payment of the 9 1/2% Notes as a result of the default an event of default would occur under the 11% Note Indenture.

NOTE 5 - RELATED PARTIES

In fiscal years 1993 and 1992 Hacienda Hotel Inc.'s predecessor made loans to LICO, a Nevada corporation wholly owned by Paul W. Lowden, which provided entertainment services to the Hacienda Resort Hotel and Casino and the Sahara Hotel and Casino, in the aggregate amount of $476,000. In January 1998, the loans to LICO were satisfied through an offset against Mr. Lowden's bonus for fiscal year 1998 in the amount of $600,000 (the "Fiscal Year 1998 Bonus") and a fee in the amount of $100,000 due to Mr. Lowden for personal guarantees he issued for certain Company financing arrangements (the "Personal Guarantee Fee"). In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of the Fiscal Year 1998 Bonus and the Personal Guarantee Fee which satisfied, in part, the loan to LICO, was rescinded, and LICO's obligation to pay the Company $350,000, together with interest thereon from January 1998, was reinstated. See Note 7

NOTE 6 - SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Supplemental statement of cash flows information for the three month periods ended December 31, 1998 and 1997 is presented below:

                                                    (dollars in thousands)
                                                       1998         1997
                                                    ---------    ----------
Operating Activities:
   Cash paid during the period  for interest,
   net of amount capitalized of $-0- and
   $108 for 1998 and 1997, respectively               $8,016       $10,287
                                                    ---------    ----------
                                                    ---------    ----------

Investing and Financing Activities:
   Debt incurred in connection with the
   acquisition of machinery and equipment             $  109       $   157
                                                    ---------    ----------
                                                    ---------    ----------

NOTE 7 - SUBSEQUENT EVENTS

13 1/2% NOTES:

In January 1999 a purported holder of approximately $4.7 million of the 13 1/2% Notes (the "Holder") who did not deliver consents pursuant to the Consent Solicitation delivered to the Company a proposal for treatment of its 13 1/2% Notes in a manner that is inconsistent with the terms agreed to by the Consenting Holders. The Company advised the Holder that it was reviewing its alternatives and would not take action with respect to the Holder's proposal at that time. Thereafter, the Holder and two other holders who purportedly hold in the aggregate $3.1 million in principal amount of 13 1/2% Notes and who did not provide consents pursuant to the Consent Solicitation delivered demand notices for payment from the Company under its guarantee of the 13 1/2% Notes and filed involuntary bankruptcy petitions against PFC and the Company with the United States Bankruptcy Court for the District of Nevada. The Company does not believe that the Holder and the other two holders of 13 1/2% Notes complied with the requirements of the Bankruptcy Code for the commencement of an involuntary case and both the Company and PFC filed motions to dismiss the involuntary petitions in February 1999 and intend to seek such damages as provided by the Bankruptcy Code. These may include costs or reasonable attorneys fees and, in the event the petitions were filed in bad faith, for all damages caused by such filings or punitive damages. PFC intends to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Consent Solicitation.

Pursuant to the terms of the SLVC Notes, the default by PFC in payment of the 13 1/2% Notes at maturity and the demand under the Company's guarantee created an event of default under the SLVC Notes. Additionally, if the involuntary petitions under the Bankruptcy Code with respect to PFC and the Company continue for 60 days without dismissal, bonding or discharge, the anticipated voluntary filing by PFC for relief under Chapter 11 of the Bankruptcy Code or the possible voluntary filing by the Company for relief under Chapter 11 of the Bankruptcy Code will be events of default under the SLVC Notes that will cause the SLVC Notes to automatically become due and payable. Management is currently negotiating with holders of the SLVC Notes to waive such defaults and anticipated acceleration, although no assurance can be given that such negotiations will be successful.

The Company is also exploring refinancing alternatives for the SLVC Notes. If the holders of the SLVC Notes were not to waive defaults and acceleration and were to demand payment under the SLVC Notes and the Company guarantee and the Company were unable to refinance the SLVC Notes, or sell all or a portion of its assets to satisfy the debt it is likely that SLVC and the Company would file for relief under Chapter 11 of the Bankruptcy Code. If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes. Additionally, the demand on the Company's guarantee of the 13 1/2% Notes and the Company's non-payment of that demand created a default under the agreement pursuant to which SFHI issued $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes"). The Company expects to negotiate with the holders of the 9 1/2% Notes regarding a waiver of the default, although no assurance can be given that such negotiations will be successful. If the holders of the 9 1/2% Notes were to demand payment of the 9 1/2% Notes as a result of the default an event of default would occur under the 11% Note Indenture.

LAND NOTE:

In January 1999, SFHI acquired for $3.6 million the approximate 22-acre parcel of undeveloped real property adjacent to the Santa Fe from Santa Fe Gaming. In connection with the closing of the transaction, the $1.6 million Land Note was repaid. Management believes the cash consideration paid represents that which could have been negotiated between third parties in an arms length transaction.

RELATED PARTIES:

In February 1999, the Company offset the remaining $350,000 payment to Mr. Lowden, payable in connection with the 1998 Fiscal Year Bonus, against the outstanding obligation of LICO to the Company.

9.  SUPPLEMENTAL STATEMENT OF SUBSIDIARY INFORMATION -
    FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (Unaudited)

     The Company's primary operations are in the hotel/casino industry and in fiscal years 1999 and 1998 were conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations before eliminating entries.

                                     Fiscal
(dollars in thousands)                Year          PHI             SFHI            Other         Eliminations        TOTAL
----------------------              --------    ------------    -------------    ------------    ---------------    -----------
  Operating revenues                  1999          $10,618          $19,400            $220               ($84)       $30,154
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------

                                      1998           $9,910          $17,143            $457              ($151)       $27,359
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------


  Operating income (loss)             1999             $917           $3,968         ($1,168)                $0         $3,717
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------

                                      1998            ($320)          $2,711           ($684)             ($100)        $1,607
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------


  Interest expense                    1999           $1,982           $3,684            $857                 $0         $6,523
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------

                                      1998           $2,045           $3,336            $795              ($100)        $6,076
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------


  Depreciation and amortization       1999             $671           $1,752            $832                            $3,255
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------

                                      1998           $1,433           $1,443            $257                            $3,133
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------


  Rents                               1999             $179               $0                                              $179
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------

                                      1998             $307             $604                                              $911
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------


  Capital expenditures                1999             $334             $514             $14                              $862
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------

                                      1998           $1,278             $290             $17                            $1,585
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------


  Identifiable assets                 1999          $42,510          $86,618         $54,805            ($1,245)      $182,688
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------

                                      1998          $97,525          $74,522         $55,270            ($1,245)      $226,072
                                                ------------    -------------    ------------    ---------------    -----------
                                                ------------    -------------    ------------    ---------------    -----------

                             SANTA FE GAMING CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Santa Fe Gaming Corporation (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are currently conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") located in Laughlin, Nevada. The company owns through an indirect wholly-owned subsidiary of the Company, Sahara Las Vegas Corp. ("SLVC"), real estate on Las Vegas Boulevard South and in Henderson, Nevada, for possible development opportunities.

In November 1998 Pioneer Finance Corp. ("PFC") received and accepted consents from holders of approximately 75%, or $45.8 million principal amount of the outstanding 13 1/2% First Mortgage Bonds issued by PFC (the "13 1/2% Notes") and guaranteed by the Company pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and to submit for confirmation a plan of reorganization that provides for issuance of new notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in PFC's Offering Circular and Consent Solicitation dated October 23, 1998, as amended (the "Consent Solicitation"), (ii) the Consenting Holders agreed (a) to forbear until December 15, 2000 from exercising rights or remedies arising as a result of the failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany mirror note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation. No assurance can be given that the plan of reorganization that PFC intends to submit will be confirmed. PFC did not pay the principal and accrued interest on the 13 1/2% Notes at the December 1, 1998 maturity. In January 1999 three purported holders of approximately $7.8 million of the 13 1/2% Notes (the "Holder") who did not deliver consents pursuant to the Consent Solicitation delivered demand notices for payment from the Company under its guarantee and filed involuntary bankruptcy petitions against PFC and the Company before the United States Bankruptcy Court for the District of Nevada. The events related to the 13 1/2% Notes have created events of default under other indebtedness of the Company. (See below Liquidity - SFHI, SLVC and Pioneer)

In the first three months of fiscal 1999, 80.6% of the Company's revenues was derived from casino operations, 18.0% from food and beverage operations, 4.6% from hotel operations and 7.7% from other operations such as bowling and ice skating ("other revenues"), less promotional allowances of 10.9%. The Company's business strategy emphasizes slot and video poker machine play. For the first three months of fiscal 1999, approximately 86.8% of gaming revenues was derived from slot and video poker machines, while 8.7% of such revenues was from table games and 4.5% from other gaming activities such as the race and sports book, poker, bingo and keno.

The Company's earnings from operations before interest, taxes, depreciation and amortization, rents and corporate charges ("EBITDA") were $8.0 million for the three months ended December 31, 1998, as compared to $6.5 million for the three months ended December 31, 1997. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"). It is included herein to provide additional information with respect to the Company's ability to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the Company's ability to service its debt. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

The following discussion sets forth certain of the Company's results from operations for the three months ended December 31, 1998 and 1997 on a consolidated basis and by property for each of the Santa Fe and Pioneer.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

CONSOLIDATED

NET OPERATING REVENUES. Consolidated revenues for the three month period ended December 31, 1998 were $30.2 million, representing a $2.8 million, or 10.2%, increase from $27.4 million for the same period in the prior year. Revenues increased by $2.3 million at the Santa Fe and $700,000 at the Pioneer.

OPERATING EXPENSE. Total operating expenses increased $600,000, or 2.7%, to $26.4 million in the three months ended December 31, 1998 from $25.8 million in the three months ended December 31, 1997. Total operating expenses as a percentage of revenue decreased to 87.7% in the three months ended December 31, 1998 from 94.1% in the three months ended December 31, 1997. Operating expenses increased by $1.0 million, or 6.9%, at the Santa Fe and $300,000 at SLVC and decreased by $500,000, or 5.2%, at the Pioneer.

OPERATING INCOME. Consolidated operating income for the three month period ended December 31, 1998 was $3.7 million, representing a $2.1 million, or 131.4%, increase from $1.6 million for the same period in the prior year. Operating income increased by $1.3 million at the Santa Fe and $1.2 million at the Pioneer and decreased by $300,000 at SLVC.

OTHER EXPENSE. Consolidated interest expense for the three month period ended December 31, 1998 was $6.5 million, representing a $400,000, or 7.4%, increase compared to $6.1 million for the same period in the prior year. Interest expense of SLVC increased by $300,000 in the current period due to the issuance of the additional SLVC Notes in November 1997. During the quarter ended December 31, 1998, PHI incurred costs and expenses in connection with an offering of debt securities. The offering was not consummated. Accordingly, PHI has recorded an approximate $532,000 charge to earnings for expenses of the proposed offering.

NET LOSS. Consolidated loss for the three month period ended December 31, 1998 was $3.3 million, representing a $1.2 million, or 25.3%, decrease compared to $4.5 million in the same period in the prior year. Net income
(loss) before income tax improved by $900,000 at the Santa Fe and $800,000 million at the Pioneer offset by an increased net loss of $600,000 at SLVC.

The Company did not record an income tax benefit in the current quarter or the prior year's quarter due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. The preferred stock accrued dividend rate increased to 11% in the current period compared to an 8% dividend rate in the prior year. Consolidated net loss applicable to common shares was $3.9 million compared to $4.8 million in the prior year period.

EBITDA, AS DEFINED. EBITDA increased $1.5 million, or 24.4%, to $8.0 million in the three months ended December 31, 1998 compared to $6.5 million at December 31, 1997. EBITDA for the 1998 three month period represents 1.20 times rent and interest expense, compared to .93 times rent and interest expense in the prior year three month period. The Company incurred less rent expense in the current period, offset in part by increased interest expense as a result of a note placement by SFHI in April 1998 and the application of net proceeds therefrom.

SANTA FE

NET OPERATING REVENUES. Revenues at the Santa Fe increased $2.3 million, or 13.2%, in the three months ended December 31, 1998 to $19.4 million as compared to $17.1 million in the same period in the prior year. Management believes that 1998 results were positively impacted by the (i) completion of construction, which began in September 1997, on the highway adjacent to the Santa Fe, (ii) installation of new gaming equipment in fiscal 1998 and 1997 and (iii) the growth in the number of residents in northwest Las Vegas, which offset the competitive pressures resulting from expansions at competing facilities during fiscal 1996.

Casino revenues increased $2.3 million, or 16.7%, to $15.7 million from $13.4 million when compared to the same three month period of 1997, due to the increase in customers and the introduction of new slot equipment. The increase in casino revenues was primarily due to an increase of $2.0 million, or 16.6%, in slot and video poker revenues to $13.6 million in the 1998 quarter from $11.6 million in the 1997 quarter. Other gaming revenues, including table game revenues, increased $300,000, or 29.4%, primarily due to improved hold percentages in sports book, bingo and table games. Casino promotional allowances increased $100,000, or 10.7%, to $1.7 million in the 1998 quarter from $1.6 million in the 1997 quarter due to the increase in customer volume.

Hotel revenues remained unchanged at $900,000 for the three months ended December 31, 1998 compared to the three months ended December 31, 1997, as an increase in occupancy rate to 88.6% from 83.7% was offset by a 9.1% decrease in average daily room rate. Food and beverage revenues increased $200,000, or 6.5%, to $3.3 million in the three months ended December 31, 1998 from $3.1 million in the three months ended December 31, 1997 due to the increase in customers. Other revenues were substantially unchanged at $1.3 million in the three months ended December 31, 1998 compared to $1.2 million in the three months ended December 31, 1997.

OPERATING EXPENSE. Operating expenses increased $1.0 million, or 6.9%, to $15.4 million in the quarter ended December 31, 1998 from $14.4 million in the quarter ended December 31, 1997. Casino expenses increased $700,000, or 11.2%, to $6.9 million in the three months ended December 31, 1998 from $6.2 million in the three months ended December 31, 1997, related to a corresponding increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 43.9% in the three months ended December 31, 1998 from 46.0% in the three months ended December 31, 1997 due to spreading of fixed costs over a larger revenue base. Hotel expenses remained unchanged at $300,000 for the three month periods ended December 31, 1998 and December 31, 1997. Food and beverage expenses increased $200,000, or 10.2%, to $2.4 million in the three months ended December 31, 1998 from $2.2 million in the three months ended December 31, 1997. Food and beverage expenses as a percentage of food and beverage revenues increased to 71.4% in the three months ended December 31, 1998 from 69.0% in the three months ended December 31, 1997, due to an increase in the cost of food sales for the 1998 quarter compared to the 1997 quarter partially offset by a decrease in the cost of beverage sales. Other expenses were substantially unchanged at $500,000 for the three months ended December 31, 1998 compared to $600,000 for the three months ended December 31, 1997.

Selling, general and administrative expenses increased $100,000, or 6.1%, to $2.1 million in the three months ended December 31, 1998 from $2.0 million in the three months ended December 31, 1997 due to increased advertising costs. Rate increases for television and print advertising forced the Company to increase advertising expenditures in order to maintain the same level of advertising as in the prior year. Selling, general and administrative expenses as a percentage of revenues decreased to 11.0% in the three months ended December 31, 1998 from 11.8% in the three months ended December 31, 1997. Utilities and property expenses decreased $300,000, or 18.5%, to $1.5 million in the three months ended December 31, 1998 from $1.8 million in the three months ended December 31, 1997, due to decreased rent expense for gaming and other equipment resulting from the purchase of equipment previously under lease. Utilities and property expenses as a percentage of revenues decreased to 7.5% in the three months ended December 31, 1998 from 10.4% in the three months ended December 31, 1997. Depreciation and amortization expenses increased $300,000, or 21.4%, to $1.7 million in the three months ended December 31, 1998 from $1.4 million in the three months ended December 31, 1997 due to the purchase of equipment which was previously under lease.

Interest Expense. Interest expense increased $400,000, or 10.4%, to $3.7 million in the 1998 quarter from $3.3 million in the 1997 quarter due to an additional $14 million principal amount of debt incurred in April 1998 to purchase gaming and other equipment previously under lease and for other capital improvements.

Net Income (Loss). As a result of the factors discussed above, the Santa Fe recorded net income of $300,000 for the quarter ended December 31, 1998, an improvement of $900,000, or 145.5%, from a net loss of $600,000 in the quarter ended December 31, 1997.

EBITDA AS DEFINED. EBITDA increased $1.0 million, or 20.3%, to $6.0 million in the three months ended December 31, 1998 from $5.0 million in the three months ended December 31, 1997. EBITDA margin increased to 31.0% in the three months ended December 31, 1998 from 29.2% in the three months ended December 31, 1997. EBITDA for the 1998 three month period represents 1.63 times rent and interest expense compared to 1.27 times rent and interest expense in the prior year three month period. The Company incurred less rent expense in the current period, offset in part, by increased interest expense as a result of a note placement by SFHI in April 1998 and the application of net proceeds therefrom. The Santa Fe incurred rent expense of $-0- and $600,000 and corporate charges of $300,000 and $200,000 in the three month periods ended December 31, 1998 and December 31, 1997, respectively.

PIONEER

NET OPERATING REVENUES. Revenues at the Pioneer increased $700,000, or 7.1%, to $10.6 million in the December 1998 quarter as compared to $9.9 million in the same period in the prior year. Management believes that 1998 results were positively impacted by an improvement in the Laughlin market compared to prior periods.

Casino revenues were substantially unchanged at $8.6 million in the 1998 and 1997 quarters. A decrease in slot coin-in volume of 7.7% was offset by a slight increase in hold percentage. Casino promotional allowances decreased $100,000, or 6.6%, to $1.6 million in the 1998 quarter from $1.7 million in the 1997 quarter. Hotel revenues remained unchanged at $500,000 for the three months ended December 31, 1998 compared to the three months ended December 31, 1997, as a drop in occupancy rate to 61.7% from 75.9% was offset by a 20.5% increase in average daily room rate. Total visitor volume in Laughlin declined in the 1998 quarter from the 1997 quarter, although total revenues in the Laughlin market have increased. Food and beverage revenues remained relatively stable at $2.1 million in the three months ended December 31, 1998 compared to $2.2 million in the three months ended December 31, 1997. Other revenues increased $600,000, or 186.6%, to $900,000 in the three months ended December 31, 1998 compared to $300,000 in the three months ended December 31, 1997 due to the opening in August 1998 of the Smoke Shop.

OPERATING EXPENSE. Operating expense decreased $500,000, or 5.2%, to $9.7 million in the quarter ended December 31, 1998 from $10.2 million in the quarter ended December 31, 1997.

Casino expenses decreased $300,000, or 5.4%, to $4.4 million, in the three months ended December 31, 1998 from $4.7 million in the three months ended December 31, 1997. Casino expenses as a percentage of casino revenues decreased to 51.4% in the three months ended December 31, 1998 from 55.0% in the three months ended December 31, 1997. Hotel expenses remained unchanged at $200,000 for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. Food and beverage expenses were substantially unchanged at $1.2 million in the three months ended December 31, 1998 and December 31, 1997 despite the slight decrease in food and beverage revenues due to decreases in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 55.3% in the three months ended December 31, 1998 from 55.4% in the three months ended December 31, 1997. Other expenses increased $600,000, or 290.9%, to $800,000 for the three months ended December 31, 1998 compared to $200,000 for the three months ended December 31, 1997 due to the cost of sales associated with the opening of the Smoke Shop. Other expenses as a percentage of other revenues increased to 84.8% in the 1998 quarter from 62.1% in the 1997 quarter.

Selling, general and administrative expenses increased $100,000, or 6.2%, to $1.5 million in the three months ended December 31, 1998 from $1.4 million in the three months ended December 31, 1997. Selling, general and administrative expenses as a percentage of revenues decreased to 14.1% in the three months ended December 31, 1998 from 14.2% in the three months ended December 31, 1997. Utilities and property expenses decreased $100,000, or 13.2%, to $1.0 million in the three months ended December 31, 1998 from $1.1 million in the three months ended December 31, 1997. Depreciation and amortization expenses decreased $700,000, or 53.2%, to $700,000 in the three months ended December 31, 1998 from $1.4 million in the three months ended December 31, 1997 due to the write-down of the carrying value of the Pioneer's fixed and intangible assets in the fourth quarter of fiscal 1998, which was previously being depreciated or amortized.

Other Expense. Interest expense was substantially unchanged at $2.0 million for the 1998 and 1997 quarters.

During the quarter ended December 31, 1998, PHI incurred costs and expenses in connection with an offering of debt securities. The offering was not consummated. Accordingly, PHI has recorded an approximate $532,000 charge to earnings for expenses of the proposed offering.

Net Loss. As a result of the factors discussed above, net loss decreased $800,000, or 32.5%, to $1.6 million in the quarter ended December 31, 1998 from $2.4 million in the quarter ended December 31, 1997.

EBITDA AS DEFINED. EBITDA increased $400,000, or 24.0%, to $2.1 million in the three months ended December 31, 1998 from $1.7 million in the three months ended December 31, 1997. EBITDA margin increased to 19.5% in the three months ended December 31, 1998 from 16.8% in the three months ended December 31, 1997. EBITDA for the 1998 three month period represents .96 times rent and interest expense, compared to .71 times rent and interest expense in the prior year three month period. The Pioneer incurred less rent expense in the current period as a result of the purchase of $1.0 million of gaming equipment in December 1997 which was previously under lease. In December 1998, the Company retired approximately $5.4 million principal amount of 13 1/2% Notes which will reduce interest expense in future periods. The Pioneer incurred rent expense of $200,000 and $300,000 and corporate charges of $300,000 and $200,000 in the three month periods ended December 31, 1998 and December 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

LIQUIDITY. As of December 31, 1998, the Company held cash and short-term investments of $14.6 million compared to $22.7 million at September 30, 1998. Substantially all of the cash and short-term investments were held by SFHI and PHI, and were subject to restrictions which prohibit distribution of this cash to the Company.

CASH FLOW FROM OPERATIONS. The Company's cash used in operations was $1.2 million for the three months ended December 31, 1998 as compared to $3.8 million for the prior year period. The decrease in cash used for operations was primarily due to improved cash flow at the Santa Fe and the Pioneer offset by increased interest expense at SLVC. The Company's principal uses of cash from operations are for corporate expenses, interest payments on indebtedness and capital expenditures, including development cost, for proposed projects.

CASH USED FOR INVESTING ACTIVITIES. Cash used in investing activities was $1.2 million during the three month period ended December 31, 1998, as compared to $2.1 million during the three month period ended December 31, 1997. The Company owns, through SLVC, an approximately 39 acre parcel of real property in Henderson, Nevada, located in the southeast Las Vegas Valley. The Company is evaluating the potential development of a hotel/casino and entertainment complex on this property. The Company has completed preliminary engineering and architectural drawings for the project. Any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property. (See Corporate and SLVC below)

CASH FLOW FROM FINANCING ACTIVITIES. Cash used in financing activities was $5.7 million in the 1998 three month period compared to $13.8 million provided by financing activities during the same period in 1997. Cash used in financing activities in the current year period represents primarily a principal payment to repurchase $5 million of the 13 1/2% Notes pursuant to the terms of the PFC Consent Solicitation. Cash provided by financing activities in the prior year period represents primarily the net proceeds resulting from the issuance by SLVC of $22.5 of additional SLVC Notes.

DEBT NOT PAID AT MATURITY. The Company's subsidiary, PFC, had $55 million of principal and approximately $4.3 million accrued interest due on the 13 1/2% Notes as of December 31, 1998, which is presented as Debt Not Paid At Maturity in the consolidated Condensed Balance Sheet contained herein. In November 1998 PFC received and accepted consents from holders (the "Consenting Holders") of approximately 75%, or $45.8 million principal amount, of the outstanding 13 1/2% Notes in the Consent Solicitation. (See - General Above and Liquidity Pioneer, below)

CURRENT PORTION OF LONG TERM DEBT. The Company has approximately $61.9 million in current maturities of long term debt due to third parties during the twelve-month period ending December 31, 1999, comprised primarily of $57.5 million principal amount of SLVC Notes issued by SLVC and guaranteed by the Company.

Pursuant to the terms of the SLVC Notes, the default by PFC in payment of the 13 1/2% Notes at maturity and the demand under the Company's guarantee created an event of default under the SLVC Notes. Additionally, if the involuntary petitions under the Bankruptcy Code with respect to PFC and the Company continue for 60 days without dismissal, bonding or discharge, the anticipated voluntary filing by PFC for relief under Chapter 11 of the Bankruptcy Code or the possible voluntary filing by the Company for relief under Chapter 11 of the Bankruptcy Code will be events of default under the SLVC Notes that will cause the SLVC Notes to automatically become due and payable. Management is currently negotiating with holders of the SLVC Notes to waive such defaults and anticipated acceleration, although no assurance can be given that such negotiations will be successful.

The Company is also exploring refinancing alternatives for the SLVC Notes. If the holders of the SLVC Notes were not to waive defaults and acceleration and were to demand payment under the SLVC Notes and the Company guarantee and the Company were unable to refinance the SLVC Notes, or sell all or a portion of its assets to satisfy the debt it is likely that SLVC and the Company would file for relief under Chapter 11 of the Bankruptcy Code. If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes. Additionally, the demand on the Company's guarantee of the 13 1/2% Notes and the Company's non-payment of that demand created a default under the agreement pursuant to which SFHI issued $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes"). The Company expects to negotiate with the holders of the 9 1/2% Notes regarding a waiver of the default, although no assurance can be given that such negotiations will be successful. If the holders of the 9 1/2% Notes were to demand payment of the 9 1/2% Notes as a result of the default an event of default would occur under the 11% Note Indenture.

LONG TERM DEBT, NET. As of December 31, 1998 the Company had $92.9 million in long-term debt, net of (i) current maturities of $61.9 million, (ii) debt discount of $2.6 million, (iii) the 13 1/2% Notes not paid at maturity and
(iv) debt obligations owned but not retired of $33.1 million of 11% Notes due 2000 issued by SFHI and guaranteed by the Company (the "11% Notes). The majority of such amounts mature in December 2000, comprised primarily of $99.4 million principal amount of 11% Notes of which $33.1 million is held by SLVC, and $14.0 million of 9 1/2% Notes issued by SFHI and guaranteed by the Company.

The Company is also exploring refinancing alternatives for the SLVC Notes. If the holders of the SLVC Notes were not to waive defaults and acceleration and were to demand payment under the SLVC Notes and the Company guarantee and the Company were unable to refinance the SLVC Notes, or sell all or a portion of its assets to satisfy the debt it is likely that SLVC and the Company would file for relief under Chapter 11 of the Bankruptcy Code. If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes. Additionally, the demand on the Company's guarantee of the 13 1/2% Notes and the Company's non-payment of that demand created a default under the agreement pursuant to which SFHI issued $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes"). The Company expects to negotiate with the holders of the 9 1/2% Notes regarding a waiver of the default, although no assurance can be given that such negotiations will be successful. If the holders of the 9 1/2% Notes were to demand payment of the 9 1/2% Notes as a result of the default an event of default would occur under the 11% Note Indenture.

The Company's debt agreements restrict the distribution of cash from SFHI, PHI and SLVC. Cash flows from these subsidiaries are not currently, and are not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness by such subsidiaries. Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI (collectively "Corporate") must rely on existing cash and available resources, including assets that may be disposed of or refinanced, to provide liquidity to fund Corporate cash requirements including obligations that may arise as a result of the Company's guarantee of subsidiary debt.

Management believes that, based on operations for the three month period ended December 31, 1998, the Company will have sufficient cash resources, including asset sales, to meet its operating requirements excluding debt service obligations through the twelve month period ending December 31, 1999, although no assurance can be given to that effect. See more detailed discussion of Liquidity and Capital Resources for SLVC, PHI, SFHI and Corporate, below.

SFHI - At December 31, 1998, approximately $12.6 million of the Company's current assets, including approximately $9.7 million of cash and short term investments, was held by SFHI. In January 1999, SFHI purchased from the Company for cash consideration of $3.6 million an approximate 22-acre parcel of undeveloped real property located next to the Santa Fe.

Results of operations at the Santa Fe for the three months ended December 31, 1998 generated EBITDA as defined, of $6.0 million, approximately 1.63 times rent and interest expense, compared to $5.0 million of EBITDA in 1997, or approximately 1.27 times rent and interest expense. In the 1998 three month period, the Santa Fe reported approximately no rent expense compared to $600,000 in the 1997 period. In the 1998 three month period, the Santa Fe reported approximately $300,000 in corporate charges compared to $200,000 in the 1997 period. Management believes that 1998 results were positively impacted by the (i) completion of construction, which began in September 1997, on the highway adjacent to the Santa Fe, (ii) installation of two new pylon signs in September 1998 and new gaming equipment in fiscal 1998 and 1997 and (iii) the growth in the number of residents in northwest Las Vegas, which offset the competitive pressures resulting from expansions at competing facilities during fiscal 1996.

SFHI's principal uses of cash from operations are for corporate charges, interest payments on indebtedness and capital expenditures to maintain the Santa Fe. SFHI's interest payments in future periods will be increased as a result of the issuance of the 9 1/2% Notes in April 1998. Capital expenditures to maintain the Santa Fe in fiscal 1999 are expected to be approximately $1.0 million excluding the purchase of real property.

The Company is also exploring refinancing alternatives for the SLVC Notes. If the holders of the SLVC Notes were not to waive defaults and acceleration and were to demand payment under the SLVC Notes and the Company guarantee and the Company were unable to refinance the SLVC Notes, or sell all or a portion of its assets to satisfy the debt it is likely that SLVC and the Company would file for relief under Chapter 11 of the Bankruptcy Code. If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes. Additionally, the demand on the Company's guarantee of the 13 1/2% Notes and the Company's non-payment of that demand created a default under the agreement pursuant to which SFHI issued $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes"). The Company expects to negotiate with the holders of the 9 1/2% Notes regarding a waiver of the default, although no assurance can be given that such negotiations will be successful. If the holders of the 9 1/2% Notes were to demand payment of the 9 1/2% Notes as a result of the default an event of default would occur under the 11% Note Indenture.

Management believes that, based on operations for the three month period ended December 31, 1998, SFHI will have sufficient cash resources to meet its operating and debt service requirements through the twelve month period ending December 31, 1999, although no assurance can be given to that effect. Results for the quarter ended December 31, 1998 improved compared to the same quarter in the prior year. However, results for the first quarter period ended December 31,1998 are not necessarily indicative of results for the entire fiscal year.

SLVC - At December 31, 1998, a minimal amount of cash and short-term investments was held by SLVC.

SLVC's principal use of cash is to satisfy principal and interest obligations on the SLVC Notes. SLVC owns a 27-acre parcel of real estate on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. SLVC receives interest income on $33.1 million principal amount of 11% Notes which are held as collateral for the SLVC Notes. Based on cash received from interest payments on the $33.1 million of 11% Notes, it is expected that there will be a deficit of approximately $1.3 million in cash available to satisfy the SLVC Note interest payment due in June 1999.

SLVC also owns an approximately 39-acre parcel of real property in Henderson, Nevada and is evaluating the potential development of a hotel/casino and entertainment complex on the site. Corporate has completed preliminary engineering and architectural drawings and received certain construction related permits. Due to restrictions in the agreements governing the SLVC Notes, any development costs are the responsibility of Corporate and any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property.

Pursuant to the terms of the SLVC Notes, the default by PFC in payment of the 13 1/2% Notes at maturity created an event of default under the SLVC Notes. Additionally, if the involuntary petitions under the Bankruptcy Code with respect to PFC and the Company continue for 60 days without dismissal, bonding or discharge or the anticipated voluntary filing by PFC for relief under Chapter 11 of the Bankruptcy Code or the possible voluntary filing by the Company for relief under Chapter 11 of the Bankruptcy Code will be events of default under the SLVC Notes that will cause the SLVC Notes to automatically become due and payable. Management is currently negotiating with holders of the SLVC Notes to waive such defaults and acceleration.
(See - Current Portion of Long-Term Debt)

Management believes that SLVC has available resources, consisting primarily of the real property that may be sold and interest income on the 11% Notes held as collateral, to meet the 1999 interest payment obligations and maturity in December 1999 on the SLVC Notes and other operating requirements through December 31, 1999, although no assurance can be given to that effect.

SLVC is exploring alternatives to improve liquidity and to satisfy the 1999 interest payments and December 1999 maturity of the SLVC Notes, including but not limited to the sale of either the 27-acre parcel on Las Vegas Boulevard South or the Henderson property and refinancing or modification of the SLVC Notes. (See - Current Portion of Long-Term Debt)

The Company has no arrangements for any refinancings, modifications, dispositions or other financings, to satisfy the principal and interest obligations on the SLVC Notes, and no assurance can be given that SLVC will successfully make such arrangements.

PHI - At December 31, 1998, approximately $6.2 million of the Company's current assets, including approximately $4.6 million of cash and short term investments, was held by PHI.

Results of operations at the Pioneer for the three months ended December 31, 1998, generated EBITDA as defined of $2.1 million, approximately .96 times rent and interest expense, compared to $1.7 million of EBITDA in 1997, or approximately .71 times rent and interest expense. Pioneer reported rent expense of approximately $200,000 in the 1998 three month period compared to $300,000 in the 1997 three month period. Rent in future periods will be approximately the same as in the current quarter. Pioneer reported corporate charges of $300,000 in 1998 quarter compared to $200,000 in the 1997 quarter. Interest expense in future periods will be less as a result of the repurchase of $5.0 million principal amount of $13.5% Notes in December 1998.

PHI's principal uses of cash are for lease payments, corporate charges, interest payments on the 13 1/2% Notes and capital expenditures to maintain the Pioneer. Capital expenditures to maintain the Pioneer in fiscal 1999 are expected to be approximately $700,000.

Management believes that, based on operations for the three month period ended December 31, 1998, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending December 31, 1999, although no assurance can be given to that effect. Results for the quarter improved compared to the same quarter in the prior year. However, results for the first quarter period ended December 31, 1998 are not necessarily indicative of results for the entire fiscal year.

PFC had $55 million of principal and approximately $4.3 million accrued interest due on the 13 1/2% Notes as of December 31, 1998 which is presented as Debt Not Paid At Maturity in the consolidated Condensed Balance Sheet contained elsewhere herein. PFC did not pay the 13 1/2% Notes at maturity. See "General" and "Debt Not Paid at Maturity" above for a discussion of bankruptcy proceedings involving PFC and the Company.

If PFC's plan of reorganization is confirmed, PFC will issue a principal amount of 13 1/2% First Mortgage Notes due 2006 (together with the PIK Notes, as defined below, the "New Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued interest as of December 1, 1998. The New Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the New Notes will be payable semiannually, on June 1 and December 1 of each year, and will accrue from the date following the Issue Date. The New Notes will mature on December 1, 2006. PFC will have the right to pay in kind up to 50% of the interest payable on each interest payment date through the fourth interest payment date following issuance through the issuance of additional New Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the New Notes, including without limitation that interest on the PIK Notes will be payable 50% in cash and 50% through the fourth interest payment date following issuance through the issuance of additional PIK Notes. PFC expects to satisfy 50% of each interest payment obligation through the fourth interest payment date following issuance through the issuance of PIK Notes, as a result of which there would be $65.2 million principal amount of New Notes outstanding at maturity, assuming no repurchase and retirement of New Notes. The New Notes will be redeemable at 100% of the principal amount plus accrued interest thereon, and unpaid to the date of purchase by PFC at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding New Notes or make an offer to repurchase all or a portion of the outstanding New Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. Moreover, one of the provisions of the New Notes will require that, on or before the later of December 31, 1999 and the date that is six months from the date a plan of reorganization is confirmed, (a) PFC must complete an offer to repurchase $7.5 million principal amount of New Notes or purchase in the open market or otherwise and retire at least $7.5 million principal amount of New Notes, and
(b) SLVC must grant liens (subject to prior liens securing not more than $35 million of debt) for the benefit of the holders of the New Notes on substantially all of its assets. If such requirements are not satisfied by the specified date, an event of default will occur under the New Notes. The Company will guaranty the payment of principal of, and premium, if any, and interest on, the New Notes, and the guaranty will be secured by a pledge of the common stock of its Pledged Companies and by liens on certain of its other assets.

The plan of reorganization will be subject to the approval of the bankruptcy court and the approval of certain classes of creditors. No assurance can be given that the plan of reorganization to be submitted by PFC will be confirmed. Giving effect to the issuance of New Notes as of the beginning of the period and assuming that PFC elects to pay 50% of the interest payment obligations through the fourth interest payment date following issuance of New Notes through the issuance of PIK Notes, the ratio of EBITDA less rent for real property to cash interest expense would have been 1.63-to-one for the twelve months ended December 31, 1998. EBITDA less rent for real property and corporate charges would have been 1.32-to-one for the twelve months ended December 31, 1998. Upon commencement of the requirement that all interest be paid in cash on the fifth interest payment date, the ratio of EBITDA to cash interest expense on the New Notes is expected to be less than one-to-one (assuming no offers to repurchase New Notes have been made). Therefore, it is expected that PFC would not be able to make the cash interest payment on the fifth interest payment date, which would be an event of default under the indenture under which the New Notes will be issued.

Although results of operations of the Pioneer have not been materially adversely impacted since the commencement of the Consent Solicitation in October 1998 or the filing of the involuntary petition in January 1999, no assurance can be given that the involuntary petition or the anticipated filing for relief under Chapter 11 by PFC, and potentially by PHI, the Company and other subsidiaries of the Company, will not have a material adverse effect on the operations and financial condition of the Pioneer and the Company.

CORPORATE - Approximately $1.6 million of the Company's current assets at December 31, 1998, including approximately $300,000 of cash and short-term investments, was held by Corporate. In January 1999 Corporate sold for $3.6 million in cash an approximate 22-acre parcel of undeveloped real property to SFHI. Corporate received net proceeds of $2.0 million after payment of the $1.6 million first mortgage note secured by the property.

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

The Company has guaranteed the debt of its subsidiaries, PHI, SLVC and SFHI, including the remaining $55 million principal amount of 13 1/2% Notes that matured in December 1998 but was not paid. Demand has been made for payment under the Company's guarantee of the 13 1/2% Notes. In order to generate necessary liquidity, the Company may cause its subsidiaries to dispose of, pledge or refinance certain assets to generate sufficient liquidity to meet the cash requirements. (See SFHI, PHI and SLVC)

Management believes that Corporate has sufficient working capital and available resources, primarily proceeds which may be available to Corporate from Subsidiaries pursuant to possible modifications of subsidiary debt obligations, and to meet its operating requirements through the period ending December 31, 1999, excluding debt service obligations and obligations which may arise from the Company's guarantee of the debt of its subsidiaries, although no assurance can be given to that effect.

PREFERRED STOCK

The terms of the Company's preferred stock provide that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock for subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company accrued the semi-annual preferred stock dividends due in fiscal years 1998 and 1997. To the extent dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders have the right to elect two members to the Company's Board of Directors at the next annual meeting of shareholders. Because such dividends have accrued and remained unpaid for two years, preferred stockholders, voting as a class, will be entitled to elect two directors, in addition to the six directors to be elected by the common stockholders, at the 1999 annual meeting. In September 1998 the dividend rate increased to 11.0% from 8.0% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%, until the preferred stock is redeemed or exchanged.

RELATED PARTIES

In fiscal years 1993 and 1992 Hacienda Hotel Inc.'s predecessor made loans to LICO, a Nevada corporation wholly owned by Paul W. Lowden, which provided entertainment services to the Hacienda Resort Hotel and Casino and the Sahara Hotel and Casino, in the aggregate amount of $476,000. In January 1998, the loans to LICO were satisfied through an offset against Mr. Lowden's bonus for fiscal year 1998 in the amount of $600,000 ("Fiscal Year 1998 Bonus") and a fee in the amount of $100,000 due to Mr. Lowden for personal guarantees he issued for certain Company financing arrangements (the "Personal Guarantee Fee"). In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of the Fiscal Year 1998 Bonus and the Personal Guarantee Fee which satisfied, in part, the loan to LICO, was rescinded, and LICO's obligation to pay the Company $350,000, together with interest thereon from January 1998, was reinstated. The Company remained obligated to pay Mr. Lowden the additional $350,000 of the fiscal year 1998 bonus. In February 1999, the Company offset the remaining $350,000 payment to Mr. Lowden, payable in connection with the 1998 Fiscal Year Bonus, against the outstanding obligation of LICO to the Company.

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

STATE OF READINESS. Since 1997, the MIS department, which oversees and has accountability for the operation of the Company's technology systems, has been charged with assessing, evaluating and monitoring the actions the Company will need to take to become year 2000 compliant. The MIS department has made an assessment of most of the information technology ("IT") and non-IT systems of both the Santa Fe and the Pioneer. Examples of IT systems include the hotel-reservation system, billing system, inventory and purchasing system, property management system and point of sale system (cash registers). Examples of non-IT systems include slot machines, video poker machines, elevators to guest rooms and executive offices, the telephone system, the in-room movie program and the bingo system. Generally, the Company's non-IT systems appear to be Year 2000 compliant, i.e., they have the ability to process properly the change from the year 1999 to 2000. Most of the Company's IT systems need upgrading and/or replacing to become Year 2000 compliant. The Company is currently in the process of upgrading and/or replacing such IT systems and expects to complete the process by September 30, 1999. There is a small number of both IT and non-IT applications for which the Company has not completed assessment for potential Year 2000 problems. An example is the accounting program for guest telephone calls at the Santa Fe. The MIS department is currently actively working with the vendors of each application to make an assessment as to their Year 2000 compliance, and, if necessary, any corrective action it should take with respect to such applications. The Company does not expect that the year 2000 issue will pose significant operational problems for either the IT or non-IT assets.

The Company from time to time exchanges electronic information with suppliers and other third parties. The Company has distributed written questionnaires to its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to such persons' failure to remediate their own year 2000 issues. All of the significant suppliers who have responded to date have represented to the Company either that their systems are currently year 2000 compliant or that they are taking steps to make their systems year 2000 compliant. There can be no assurance that such suppliers or third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial condition and results of operation.

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

                          SANTA FE GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In January 1999 a purported holder of approximately $4.7 million of the 13 1/2% Notes (the "Holder") who did not deliver consents pursuant to the Consent Solicitation delivered to the Company a proposal for treatment of its 13 1/2% Notes in a manner that is inconsistent with the terms agreed to by the Consenting Holders. The Company advised the Holder that it was reviewing its alternatives and would not take action with respect to the Holder's proposal at that time. Thereafter, the Holder and two other holders who purportedly hold in the aggregate $3.1 million in principal amount of 13 1/2% Notes and who did not provide consents pursuant to the Consent Solicitation delivered demand notices for payment from the Company and filed involuntary bankruptcy petitions against PFC and the Company before the United States Bankruptcy Court for the District of Nevada. The Company does not believe that the Holder and the other two holders of 13 1/2% Notes complied with the requirements of the Bankruptcy Code for the commencement of an involuntary case and both the Company and PFC filed motions to dismiss the involuntary petitions in February 1999 and intend to seek such damages as provided by the Bankruptcy Code. These may include costs or reasonable attorneys fees and, in the event the petitions were filed in bad faith, for all damages caused by such filings or punitive damages. PFC intends to file for relief under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Consent Solicitation.

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

     PFC had $55 million of principal and approximately $4.3 million accrued interest due on the 13 1/2% Notes as of December 31, 1998 which is presented as Debt Not Paid At Maturity in the consolidated Condensed Balance Sheet contained elsewhere herein. In November 1998 PFC received and accepted consents from holders of approximately 75%, or $45.8 million principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of new notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the Consenting Holders agreed (a) to forbear until December 2000 from exercising rights or remedies arising as a result of the failure by PFC to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany mirror note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Offering Circular/ Consent Solicitation Statement. No assurance can be given that the plan of reorganization will be confirmed.

     Pursuant to the terms of the SLVC Notes, the default by PFC in payment of the 13 1/2% Notes at maturity and the demand under the Company's guarantee created an event of default under the SLVC Notes. Additionally, if the involuntary petitions under the Bankruptcy Code with respect to PFC and the Company continue for 60 days without dismissal, bonding or discharge, the anticipated voluntary filing by PFC for relief under Chapter 11 of the Bankruptcy Code or the possible voluntary filing by the Company for relief under Chapter 11 of the Bankruptcy Code will be events of default under the SLVC Notes that will cause the SLVC Notes to automatically become due and payable. Management is currently negotiating with holders of the SLVC Notes to waive such defaults and anticipated acceleration, although no assurance can be given that such negotiations will be successful.

     The Company is also exploring refinancing alternatives for the SLVC Notes. If the holders of the SLVC Notes were not to waive defaults and acceleration and were to demand payment under the SLVC Notes and the Company guarantee and the Company were unable to refinance the SLVC Notes, or sell all or a portion of its assets to satisfy the debt it is likely that SLVC and the Company would file for relief under Chapter 11 of the Bankruptcy Code. If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes. Additionally, the demand on the Company's guarantee of the 13 1/2% Notes and the Company's non-payment of that demand created a default under the agreement pursuant to which SFHI issued $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes"). The Company expects to negotiate with the holders of the 9 1/2% Notes regarding a waiver of the default, although no assurance can be given that such negotiations will be successful. If the holders of the 9 1/2% Notes were to demand payment of the 9 1/2% Notes as a result of the default an event of default would occur under the 11% Note Indenture.

     The terms of the Company's preferred stock provide that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock for subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company accrued the semi-annual preferred stock dividends due in fiscal years 1998 and 1997. To the extent dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders have the right to elect two members to the Company's Board of Directors at the next annual meeting of shareholders. Because such dividends have accrued and remained unpaid for two years, preferred stockholders, voting as a class, will be entitled to elect two directors, in addition to the six directors to be elected by the common stockholders, at the 1999 annual meeting. In September 1998 the dividend rate increased to 11.0% from 8.0% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%, until the preferred stock is redeemed or exchanged.

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

     The Registrant filed a Current Report on Form 8-K dated January 14, 1999 under Item 5. Other Events reporting certain information relating to the filing of involuntary petitions under the United States Bankruptcy Code against the Company and PFC in the United States Bankruptcy Court, District of Nevada in connection with the 13 1/2% Notes.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                         SANTA FE GAMING CORPORATION, Registrant



                         By:  /s/ THOMAS K. LAND
                              Thomas K. Land, Chief Financial Officer

Dated: February 15, 1999