Form 10-Q
period 1999-03-31
SANTA FE GAMING CORP
filed 1999-05-17
CIK 812482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
                               -------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ____________________ to __________________

COMMISSION FILE NUMBER:                            1-9481
                       ---------------------------------------------------------

                           SANTA FE GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              NEVADA                                  88-0304348
---------------------------------        ---------------------------------------
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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES_____ NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    6,195,356                          as of          May 14, 1999
--------------------------------------       ---------------------
Amount Outstanding                                     Date

                           SANTA FE GAMING CORPORATION

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Condensed Financial Statements

                           Balance Sheets at March 31, 1999 (unaudited)
                           and September 30, 1998.................................................................2

                           Statements of Operations for the three and six months
                           ended March 31, 1999 and 1998 (unaudited)..............................................3

                           Statement of Changes in Stockholders' Deficiency
                           for the six months ended March 31, 1999 (unaudited)....................................4

                           Statements of Cash Flows for the six months
                           ended March 31, 1999 and 1998 (unaudited)..............................................5

                           Notes to Consolidated Condensed Financial
                           Statements (unaudited).................................................................6

         Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operation...................................................................................16

PART II. OTHER INFORMATION.......................................................................................36

                           SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March  31,         September 30,
 ASSETS                                              1999                  1998
 ------                                           ----------          -------------
                                                 (Unaudited)
Current assets:
   Cash and short-term investments               $  16,044,014    $  22,650,882
   Accounts receivable, net                          1,077,429        1,617,762
   Inventories                                       1,516,413        1,339,796
 Prepaid expenses and other                          3,518,795        3,243,415
                                                 -------------    -------------
 Total current assets                               22,156,651       28,851,855

 Land held for development                          38,194,065       38,194,065

 Property and equipment, net                       108,095,642      110,655,085

 Other assets                                       14,773,488       14,465,409
                                                 -------------    -------------
 Total assets                                    $ 183,219,846    $ 192,166,414
                                                 -------------    -------------
                                                 -------------    -------------

 LIABILITIES and  STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                               $   2,606,059    $   3,864,000
  Interest payable                                   4,381,057        4,497,420
  Accrued and other liabilities                      9,120,294        7,656,644
                                                 -------------    -------------
                                                    16,107,410       16,018,064
  Current portion of long-term debt                 60,455,942        1,785,716
                                                 -------------    -------------
Total current liabilities                           76,563,352       17,803,780

Long-term debt-less current portion                 92,711,705      153,146,836

Liabilities subject to compromise                   61,192,024       62,700,000

Commitments

Stockholders' deficiency                           (47,247,235)     (41,484,202)
                                                 -------------    -------------
Total liabilities and stockholders' deficiency   $ 183,219,846    $ 192,166,414
                                                 -------------    -------------
                                                 -------------    -------------


See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months    Three Months   Six Months        Six Months
                                                      Ended           Ended         Ended               Ended
                                                  March 31, 1999  March 31, 1998   March 31,1999    March 31,1998
                                                  --------------  --------------   -------------    -------------
Revenues:
  Casino                                            $ 25,372,327    $ 23,272,800    $ 49,687,991    $ 45,252,711
  Hotel                                                1,451,177       1,417,122       2,847,023       2,851,056
  Food and beverage                                    5,320,889       5,382,471      10,755,884      10,709,689
  Other revenues                                       3,371,252       1,889,935       5,685,385       3,758,413
                                                    ------------    ------------    ------------    ------------


Gross revenues                                        35,515,645      31,962,328      68,976,283      62,571,869
   Less casino promotional allowances                 (3,264,112)     (3,291,408)     (6,570,836)     (6,541,703)
                                                    ------------    ------------    ------------    ------------
Net operating revenues                                32,251,533      28,670,920      62,405,447      56,030,166
                                                    ------------    ------------    ------------    ------------
 Operating expenses:
  Casino                                              11,528,469      11,725,165      22,847,994      22,605,997
  Hotel                                                  538,535         503,285       1,005,579         952,308
  Food and beverage                                    3,546,037       3,574,062       7,091,720       6,951,686
  Other operating expenses                             2,129,064         731,514       3,461,922       1,498,696
  Selling, general & administrative                    3,261,160       3,156,335       6,368,696       6,199,503
  Corporate expenses                                     959,180         963,024       1,849,747       1,779,141
  Utilities & property expenses                        2,632,320       2,903,488       5,151,648       6,189,428
  Depreciation & amortization                          3,419,562       3,005,835       6,674,103       6,138,597
  Reorganization expenses                                350,472               0         350,472               0
                                                    ------------    ------------    ------------    ------------
Total operating expenses                              28,364,799      26,562,708      54,801,881      52,315,356
                                                    ------------    ------------    ------------    ------------
Operating income                                       3,886,734       2,108,212       7,603,366       3,714,810

Interest expense                                       6,311,237       5,993,844      12,834,102      12,070,114
Other expenses                                                 0               0         532,497               0
                                                    ------------    ------------    ------------    ------------
Net loss                                              (2,424,503)     (3,885,632)     (5,763,033)     (8,355,304)

Dividends accrued
on preferred shares                                      521,214         379,065       1,042,428         758,129
                                                    ------------    ------------    ------------    ------------

Net loss applicable to common shares                ($ 2,945,717)   ($ 4,264,697)   ($ 6,805,461)   ($ 9,113,433)
                                                    ------------    ------------    ------------    ------------
                                                    ------------    ------------    ------------    ------------
Average common shares outstanding                      6,195,356       6,195,356       6,195,356       6,195,356
                                                    ------------    ------------    ------------    ------------
                                                    ------------    ------------    ------------    ------------
Loss per common share                                     ($0.48)         ($0.69)         ($1.10)         ($1.47)
                                                    ------------    ------------    ------------    ------------
                                                    ------------    ------------    ------------    ------------


See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                                                                       Additional
                                  Common         Preferred             Paid-in         Accumulated     Treasury
                                  Stock           Stock                Capital          Deficit          Stock            Total
                                  -----           -----                -------          -------          -----            -----
Balances, October 1, 1998        $61,954      $21,985,750           $51,513,504       ($114,957,636)    ($87,774)    ($41,484,202)

Net loss                                                                                 (5,763,033)                   (5,763,033)

Preferred stock dividend
accrued                                         1,042,428                                (1,042,428)                            0
                                 -------      -----------           -----------       -------------     --------     ------------

Balances, March 31, 1999         $61,954      $23,028,178           $51,513,504       ($121,763,097)    ($87,774)    ($47,247,235)
                                 -------      -----------           -----------       -------------     --------     ------------
                                 -------      -----------           -----------       -------------     --------     ------------

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months      Six Months
                                                                    ended           ended
                                                                March 31,1999   March 31, 1998
                                                                -------------   ---------------
Cash flows from operating activities:
Cash and short-term investments provided by
 (used in) operations                                            $  1,907,046    ($ 1,398,189)
Decrease (increase) in accounts receivable, net                       540,333        (165,705)
Decrease (increase) in inventories                                   (176,617)          7,559
Increase in prepaid expenses & other                                 (275,382)       (430,330)

Decrease (increase) in other assets                                (1,542,059)      1,408,926
Increase (decrease) in accounts payable                              (947,143)        384,616
Increase in interest payable                                        3,359,401         752,903
Increase in accrued and other liabilities                           1,463,649       1,427,701
                                                                 ------------    ------------

Net cash provided by operating activities
 before reorganization items                                        4,329,228       1,987,481
Professional fees paid for services in
 connection with Chapter 11 proceedings                              (350,472)              0
                                                                 ------------    ------------

Net cash provided by operating activities                           3,978,756       1,987,481
                                                                 ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                             (1,843,276)     (2,660,987)
  Development cost                                                   (653,534)     (2,224,777)
                                                                 ------------    ------------
Net cash used in investing activities                              (2,496,810)     (4,885,764)
                                                                 ------------    ------------
Cash flows from financing activities:

  Cash proceeds of long-term debt                                           0      57,500,000
  Cash paid on long-term debt                                      (7,989,577)    (41,508,880)
  Debt issue costs                                                    (99,238)     (3,013,311)
                                                                 ------------    ------------
Net cash provided by (used in) financing activities                (8,088,815)     12,977,809
                                                                 ------------    ------------

Increase (decrease) in cash and short-term
investments                                                        (6,606,869)     10,079,526

Cash and short-term investments,
  beginning of period                                              22,650,882      15,146,217
                                                                 ------------    ------------
Cash and short-term investments,
  end of period                                                  $ 16,044,014    $ 25,225,743
                                                                 ------------    ------------
                                                                 ------------    ------------


See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL INFORMATION

Santa Fe Gaming Corporation (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September 1993. The Company's primary business operations are conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") located in Laughlin, Nevada. The Company owns through an indirect wholly-owned subsidiary, Sahara Las Vegas Corp. ("SLVC"), real estate on Las Vegas Boulevard South and in Henderson, Nevada, for possible development opportunities.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, current liabilities plus Liabilities Subject to Compromise exceed current assets in the accompanying balance sheet by $115.6 million, which is attributable to (i) $61.2 million of principal and accrued interest at March 31, 1999 on the 13 1/2% First Mortgage Bonds issued by Pioneer Finance Corp. ("PFC") which matured December 1, 1998 (the "13 1/2% Notes") but were not paid and (ii) $57.5 million of notes issued by SLVC which mature in December 1999 (the "SLVC Notes"). Furthermore, at March 31, 1999, there is a stockholders' deficiency of $ 47.2 million. The Company's inability to repay the 13 1/2% Notes, its net losses, and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters include seeking confirmation of a plan of reorganization for PFC under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), pursuant to the terms of consents of holders (the "Consenting Holders") of approximately 75% of the outstanding 13 1/2% Notes to forbear until December 15, 2000 from exercising their rights or remedies as a result of, among other things, failure to pay the principal and interest on the 13 1/2% Notes at maturity and their agreement to vote to accept the PFC plan of reorganization under Chapter 11 of the Bankruptcy Code. The consents were solicited pursuant to PFC's Offering Circular and Consent Solicitation Statement dated October 23, 1998, as amended (the "Consent Solicitation"). On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes in accordance with the Consent Solicitation. Contemporaneously with the filing of PHI's voluntary petition, PFC and PHI filed with the Bankruptcy Court a proposed joint plan of reorganization ("Joint Plan") substantially on the same terms as contemplated by the Consent Solicitation and a proposed disclosure statement ("Disclosure Statement") to accompany the Joint Plan. The financial statements do not include any adjustments that might result from the consequences of the proceedings under Chapter 11 nor all adjustments that might be necessary should the Company be unable to continue as a going concern. See Notes 3 and 7

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1998. The results of operations for the six month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at March 31, 1999, the results of its operations for the three and six month periods ended March 31, 1999 and 1998, the changes in stockholders' equity for the six month period ended March 31, 1999, and cash flows for the six month periods ended March 31, 1999 and 1998.

Certain reclassifications have been made in the 1998 consolidated financial statements in order to conform to the presentation used in 1999.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bankruptcy - Related Accounting

The Company has accounted for all transactions related to the PFC and PHI Chapter 11 case in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, Liabilities Subject to Compromise under the Chapter 11 case have been segregated on the Consolidated Balance Sheet and are recorded for the amounts that are expected to be allowed under the Joint Plan. In addition, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the period ended March 31, 1999 disclose expenses related to the Chapter 11 case.

NOTE 4 - CASH AND SHORT-TERM INVESTMENTS

As of March 31, 1999, the Company held cash and short-term investments of $16.0 million compared to $22.7 million at September 30, 1998. Substantially all of the cash and short-term investments were held by SFHI and PHI, and were subject to restrictions which prohibit distribution of this cash to the Company.

At March 31, 1999, approximately $8.9 million of the Company's consolidated cash and short term investments was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of March 31, 1999, SFHI did not meet the conditions precedent to making a distribution to the Company.

At March 31, 1999, approximately $5.9 million of the Company's consolidated cash and short-term investments was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% Notes of PFC were issued. As of March 31, 1999, PHI did not meet the conditions precedent to making a distribution to the Company. Approximately, $1.6 million of PHI's cash is reserved for payments to be made to 13 1/2% Notes upon confirmation of the Joint Plan. See Note 7

NOTE 5 - CURRENT PORTION OF LONG TERM DEBT

As of March 31, 1999, the Company had approximately $60.5 million in current maturities of long term debt due to third parties during the twelve-month period ending March 31, 2000, comprised primarily of $57.5 million principal amount of SLVC Notes that matures in December 1999.

Pursuant to the terms of the SLVC Notes, the filing for relief under Chapter 11 by PFC (due to the non-payment of the 13 1/2% Notes at maturity) created an event of default under the SLVC Notes that caused the SLVC Notes to automatically become due and payable. Management is currently negotiating with holders of the SLVC Notes to waive the acceleration and other defaults related to the non-payment by PFC of the 13 1/2% Notes, although no assurance can be given that such negotiations will be successful. The Company is also exploring refinancing alternatives for the SLVC Notes. If the holders of the SLVC Notes do not waive defaults and acceleration and demand payment under the SLVC Notes and the Company guarantee and the Company is unable to refinance the SLVC Notes or sell all or a portion of its assets and realize proceeds sufficient to satisfy the debt, it is likely that SLVC and the Company will file for relief under Chapter 11 of the Bankruptcy Code.

In January 1999, SFHI acquired for $3.6 million the approximate 22-acre parcel of undeveloped real property adjacent to the Santa Fe from Santa Fe Gaming. In connection with the closing of the transaction, a $1.6 million first mortgage note secured by the 22-acre parcel of real property was repaid. Management believes the cash consideration paid represents that which could have been negotiated between third parties in an arms length transaction.

NOTE 6 - LONG TERM DEBT, NET

As of March 31, 1999, the Company had $92.7 million in long-term debt, net of
(i) current maturities of $60.5 million, (ii) debt discount of $2.3 million,
(iii) the 13 1/2% Notes not paid at maturity and (iv) debt obligations owned but not retired of $33.1 million of 11% Notes. The majority of such amounts mature in December 2000, comprised primarily of $99.4 million principal amount of 11% Notes, of which $33.1 million is held by SLVC, and $14.0 million of 9 1/2 Notes issued by SFHI and guaranteed by the Company.

Pursuant to the terms of the $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes") which SFHI issued, certain events related to the non-payment by PFC of the 13 1/2% Notes at maturity created events of default under the 9 1/2% Notes. Management is currently negotiating with holders of the 9 1/2% Notes to waive the defaults, although no assurance can be given that such negotiations will be successful. The Company is also exploring refinancing alternatives for the 9 1/2% Notes. If the holders of the 9 1/2% Notes do not waive the defaults and accelerate the payment of the 9 1/2% Notes, a default would occur under the 11% Notes which would permit 11% Notes to accelerate. If the 9 1/2% Notes or 11% Notes were to be accelerated and the Company is unable to refinance the indebtedness or sell all or a portion of its assets and realize sufficient proceeds to satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code.


NOTE 7 - PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE AND LIABILITIES SUBJECT TO COMPROMISE

a.       Liabilities Subject to Compromise


Liabilities Subject to Compromise consist of $55 million of principal and approximately $6.2 million of accrued interest due on the 13 1/2% Notes as of March 31, 1999. The 13 1/2% Notes were issued by PFC. The proceeds from such issuance were loaned to PHI to acquire the Pioneer. The loan is secured by a first priority deed of trust on the Pioneer which has been assigned to the trustee for the benefit of the holders of the 13 1/2% Notes. The 13 1/2% Notes are guaranteed by the Company. The 13 1/2% Notes matured on December 1, 1998, but were not paid at maturity

In November 1998, the Company received and accepted consents from holders of approximately 75%, or $45.8 million, of principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of Amended Notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the Consenting Holders agreed (a) to forbear until December 15, 2000 from exercising rights or remedies arising as a result of PFC's failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation.

Pursuant to the Consent Solicitation, in December 1998 PFC purchased on a pro-rata basis from all Consenting Holders an aggregate of $5.0 million principal amount of 13 1/2% Notes, plus accrued interest. PFC also expects to repurchase from non-consenting holders their pro-rata amount of 13 1/2% Notes (approximately $1.6 million) plus accrued interest through December 1, 1998 upon confirmation of the Joint Plan. In addition, the Company provided collateral for its previously unsecured guarantee of the 13 1/2% Notes, through the pledge of stock of its subsidiaries SFHI, SR, Hacienda Hotel Inc., Sahara Nevada Corp. and Santa Fe Coffee Company and by the grant of liens on certain of its other assets.

b. Petition for Relief Under Chapter 11

On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced a Chapter 11 proceeding . On April 12, 1999, PHI commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes in accordance with the Consent Solicitation. Contemporaneously with the filing of PHI's voluntary petition, PFC and PHI filed with the Bankruptcy Court a proposed Joint Plan on substantially the same terms as contemplated by the Consent Solicitation and a proposed Disclosure Statement to accompany the Joint Plan.

The bankruptcy court has set a hearing on May 25, 1999, on PHI and PFC's motion to approve the Disclosure Statement and has reserved August 10 and 11, 1999 for confirmation proceedings on the Joint Plan. No assurance can be given that the Joint Plan will be confirmed.

PFC and PHI have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages.

Therefore, the Company has continued accruing interest on the 13 1/2% Notes subsequent to the date the bankruptcy petition was filed. The outstanding principal and accrued interest due on the 13 1/2% Notes are the only Liabilities Subject to Compromise reported in the Consolidated Balance Sheet. See Note 7

c.  Plan of Reorganization

If the Joint Plan is confirmed, PFC will issue a principal amount of 13 1/2% First Mortgage Notes (together with the PIK Notes, as defined below, the "Amended Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued interest as of December 1, 1998 after giving effect to the redemption of approximately $1.6 million principal amount of 13 1/2% Notes plus 50% of the interest payable thereafter through the issuance date of the Amended Notes. The Amended Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the Amended Notes will be payable semiannually. The Amended Notes will mature on the eighth anniversary of the issue date. PFC will have the right to pay in kind up to 50% of the interest payable on each interest payment date through the fourth interest payment date through the issuance of additional Amended Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the Amended Notes, including without limitation that interest on the PIK Notes will be payable 50% in cash and 50% through the fourth interest payment date through the issuance of additional PIK Notes. The Amended Notes will be redeemable at 100% of the principal amount plus accrued interest thereon, and unpaid to the date of purchase by PFC at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding Amended Notes or make an offer to repurchase all or a portion of the outstanding Amended Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. Moreover, one of the provisions of the Amended Notes will require that, on or before the later of December 31, 1999 and the date that is six months from the confirmation date of a plan of reorganization, PFC must complete an offer to repurchase $7.5 million principal amount of Amended Notes or purchase in the open market or otherwise purchase and retire a principal amount of Amended Notes that can be acquired with at least $7.5 million. If this requirement is not satisfied by the specified date, an event of default will occur under the Amended Notes. The Company will guaranty the payment of principal of, and premium, if any, and interest on, the Amended Notes, and the guaranty will be secured by a pledge of the common stock of its subsidiaries SFHI, SR, Hacienda Hotel, Inc., Sahara Nevada Corp. and Santa Fe Coffee Company and by liens on certain of its other assets.

The Joint Plan is subject to the approval of the Bankruptcy Court and the approval of certain classes of creditors. No assurance can be given that the Joint Plan will be confirmed.


d.  Involuntary Proceedings

In January 1999 a purported holder of approximately $4.7 million of the 13 1/2% Notes (the "Holder") who did not deliver consents pursuant to the Consent Solicitation delivered to the Company a proposal for treatment of its 13 1/2% Notes in a manner that was inconsistent with the terms agreed to by the Consenting Holders. The Company advised the Holder that it was reviewing its alternatives and would not take action with respect to the Holder's proposal at that time. Thereafter, the Holder and two other holders who purportedly held in the aggregate $3.1 million in principal amount of 13 1/2% Notes and who did not provide consents pursuant to the Consent Solicitation delivered demand notices for payment from the Company under its guarantee of the 13 1/2% Notes. On January 14, 1999, the three holders of 13 1/2% Notes filed involuntary bankruptcy petitions against PFC and the Company with the United States Bankruptcy Court for the District of Nevada. The Company did not believe that the three holders of 13 1/2% Notes complied with the requirements of the Bankruptcy Code for the commencement of the involuntary cases. On February 4, 1999 the Company and PFC filed motions to dismiss the involuntary petitions and sought such damages as provided by the Bankruptcy Code. These included costs and reasonable attorneys fees and, in the event the petitions were filed in bad faith, for all damages caused by such filings or punitive damages.

On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced its Chapter 11 proceedings. PFC has reserved its right to seek damages against the three non-consenting holders for improperly commencing the involuntary case against it. On March 19, 1999, the bankruptcy court suspended the involuntary case against the Company pursuant to Bankruptcy Code
Section 305 and further ordered that the involuntary proceedings would be dismissed upon motion by the Company upon the Company's obtaining certain waivers of statutes of limitations regarding alleged avoidance actions.

NOTE 8- RELATED PARTIES

In fiscal years 1993 and 1992 Hacienda Hotel Inc's., predecessor made loans to LICO, a Nevada corporation wholly owned by Paul W. Lowden, President and Chairman of the Company, in the aggregate amount of $476,000. LICO provided entertainment services to the Hacienda Resort Hotel and Casino and the Sahara Hotel and Casino. In January 1998, the loans to LICO were satisfied through an offset against Mr. Lowden's bonus for fiscal year 1998 in the amount of $600,000 (the "Fiscal Year 1998 Bonus") and a fee in the amount of $100,000 due to Mr. Lowden for personal guarantees he issued for certain Company financing arrangements (the "Personal Guarantee Fee"). In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of the Fiscal Year 1998 Bonus and the Personal Guarantee Fee which satisfied, in part, the loan to LICO, was rescinded, and LICO's obligation to pay the Company $350,000, together with interest thereon from January 1998, was reinstated. In February 1999, the Company offset the remaining $350,000 payment to Mr. Lowden, payable in connection with the 1998 Fiscal Year Bonus, against the outstanding obligation of LICO to the Company.

NOTE 9 - SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Supplemental statement of cash flows information for the three month periods ended March 31, 1999 and 1998 is presented below:

                                                                  (dollars in thousands)
                                                                      1999       1998
                                                                   --------   --------
Operating Activities:
  Cash paid during the period for interest,
  net of amount capitalized of $-0- and
   $108 for 1999 and 1998, respectively                            $  8,829   $ 10,708
                                                                   --------   --------
                                                                   --------   --------
Investing and Financing Activities:
   Debt incurred in connection with the
   acquisition of machinery and equipment                          $    285   $  9,409
                                                                   --------   --------
                                                                   --------   --------

10. SUPPLEMENTAL STATEMENT OF SUBSIDIARY INFORMATION -
    FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)


         THE COMPANY'S PRIMARY OPERATIONS ARE IN THE HOTEL/CASINO INDUSTRY AND IN FISCAL YEARS 1999 AND 1998 WERE CONDUCTED THROUGH PHI AND SFHI. "OTHER" BELOW INCLUDES FINANCIAL INFORMATION FOR THE COMPANY'S OTHER OPERATIONS BEFORE ELIMINATING ENTRIES. SEE NOTE 5.



                      Six Months
                        Ended
                       March 31,   PHI        SFHI        OTHER               Elimination               TOTAL
                       ---------   ---        ----        -----               -----------               -----
                                                     (dollars in thousands)
Operating revenues        1999   $ 22,741    $ 39,084    $  1,545              ($    965)             $ 62,405
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
                          1998   $ 20,355    $ 35,136    $  1,267              ($    728)             $ 56,030
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------

Operating income (loss)   1999   $  2,285    $  7,379    ($ 1,260)             ($    800)             $  7,604
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
                          1998   ($   544)   $  5,854    ($   988)             ($    607)             $  3,715
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------

Interest expense          1999   $  3,816    $  7,336    $  1,682              $       0              $ 12,834
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
                          1998   $  4,071    $  6,710    $  1,896             ($     607)             $ 12,070
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
Depreciation and
amortization              1999   $  1,327    $  3,662    $  1,685                                     $  6,674
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
                          1998   $  2,785    $  2,519    $    835                                     $  6,139
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
Rents                     1999   $    361    $      0                                                 $    361
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
                          1998   $    482    $  1,214                                                 $  1,696
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
Capital expenditures      1999   $    511    $  5,128    $    139              ($  3,650)             $  2,128
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
                          1998   $  2,142    $  9,888    $     40                                     $ 12,070
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
Identifiable assets       1999   $ 43,098    $ 86,595    $ 53,527                                     $183,220
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------
                          1998   $ 97,023    $ 85,840    $ 56,162              ($  1,245)             $237,780
                                 --------    --------    --------              ---------              --------
                                 --------    --------    --------              ---------              --------

11. SUPPLEMENTAL STATEMENT OF SUBSIDIARY INFORMATION
    FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         THE COMPANY'S PRIMARY OPERATIONS ARE IN THE HOTEL/CASINO INDUSTRY AND IN FISCAL YEARS 1999 AND 1998 WERE CONDUCTED THROUGH PHI AND SFHI. "OTHER" BELOW INCLUDES FINANCIAL INFORMATION FOR THE COMPANY'S OTHER OPERATIONS BEFORE ELIMINATING ENTRIES. SEE NOTE 5.



                       Three Months
                          Ended
                         March 31,   PHI          SFHI       OTHER    Eliminations   Total
                         ---------   ---          ----       -----    ------------   -----
                                                     (dollars in thousands)
Operating revenues           1999   $ 12,123    $ 19,683    $  1,327    ($  881)   $32,252
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
                             1998   $ 10,445    $ 17,994    $    809    ($  577)   $28,671
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
Operating income (loss)      1999   $  1,368    $  3,411   ($     92)   ($  800)   $ 3,887
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
                             1998  ($    224)   $  3,144   ($    305)   ($  507)   $ 2,108
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
Interest expense             1999   $  1,834    $  3,653    $    824     $    0    $ 6,311
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
                             1998   $  2,026    $  3,374    $  1,101    ($  507)   $ 5,994
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------

Depreciation and
amortization                 1999   $    656    $  1,910    $   854                $ 3,420
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
                             1998   $  1,351    $  1,076    $   579                $ 3,006
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
Rents                        1999   $    181    $      0                           $   181
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
                             1998   $    175    $    610                           $   785
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
Capital expenditures         1999   $    177    $  4,614    $   125     ($3,650)   $ 1,266
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------
                             1998   $    864    $  9,598    $    23                $10,485
                                    --------    --------    --------    -------    -------
                                    --------    --------    --------    -------    -------

                           SANTA FE GAMING CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


Santa Fe Gaming Corporation (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September 1993. The Company's primary business operations are currently conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") located in Laughlin, Nevada. The Company owns through an indirect wholly-owned subsidiary , Sahara Las Vegas Corp. ("SLVC"), real estate on Las Vegas Boulevard South and in Henderson, Nevada, for possible development opportunities.

In November 1998 , the Company's subsidiary Pioneer Finance Corp. ("PFC") received and accepted consents from holders of approximately 75%, or $45.8 million principal amount of the outstanding 13 1/2% First Mortgage Bonds issued by PFC (the "13 1/2% Notes") and guaranteed by the Company pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and to submit for confirmation a plan of reorganization that provides for the issuance of 13 1/2% First Mortgage Notes (the "Amended Notes") in satisfaction of the 13 1/2% Notes, which were not paid at maturity, pursuant to the terms set forth in PFC's Offering Circular and Consent Solicitation dated October 23, 1998, as amended (the "Consent Solicitation"), (ii) the Consenting Holders agreed (a) to forbear until December 15, 2000 from exercising rights or remedies arising as a result of the failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany mirror note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation. On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes in accordance with the Consent Solicitation. Contemporaneously with the filing of PHI's voluntary petition, PFC and PHI filed with the Bankruptcy Court a proposed joint plan of reorganization ("Joint Plan") substantially on the same terms as contemplated by the Consent Solicitation and a proposed disclosure statement ("Disclosure Statement") to accompany the Joint Plan. The bankruptcy court has set a hearing on May 25, 1999, on PHI and PFC's motion to approve the Disclosure Statement and has reserved August 10 and 11, 1999 for confirmation proceedings on the Joint Plan. No assurance can be given that the Joint Plan that PFC and PHI filed with the

Bankruptcy Court will be confirmed. The events related to the 13 1/2% Notes have created events of default and acceleration under other indebtedness of the Company. (See below Liquidity - SFHI, SLVC and Pioneer) (See part II-Other Information Legal Proceedings)

In the first six months of fiscal 1999, 79.6% of the Company's net revenues was derived from casino operations, 17.2% from food and beverage operations, 4.6% from hotel operations and 9.1% from other operations such as bowling and ice skating ("other revenues"), less promotional allowances of 10.5%. The Company's business strategy emphasizes slot and video poker machine play. For the first six months of fiscal 1999, approximately 87.1% of gaming revenues was derived from slot and video poker machines, while 8.6% of such revenues was from table games and 4.3% was from other gaming activities such as the race and sports book, poker, bingo and keno.

The Company's earnings from operations before interest, taxes, depreciation and amortization, rents, reorganization expenses and corporate charges ("EBITDA") were $16.8 million for the six months ended March 31, 1999, as compared to $13.3 million for the six months ended March 31, 1998. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"). It is included to provide additional information with respect to the Company's ability to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the Company's ability to service its debt. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

Set forth below is a discussion of the Company's results of operations for the six and three months ended March 31, 1999 and 1998 on a consolidated basis and by property for each of the Santa Fe and Pioneer.


RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1999 AND 1998

CONSOLIDATED

NET OPERATING REVENUES. Consolidated revenues for the six month period ended March 31, 1999 were $62.4 million, representing a $6.4 million, or 11.4%, increase from $56.0 million for the same period in the prior year. Revenues increased by $4.0 million at the Santa Fe and $2.3 million at the Pioneer.

OPERATING EXPENSE. Total operating expenses increased $2.5 million, or 4.8%, to $54.8 million in the six months ended March 31, 1999 from $52.3 million in the six months ended March 31, 1998. Total operating expenses as a percentage of revenue decreased to 87.8% in the six months ended March 31, 1999 from 93.4% in the six months ended March 31, 1998. Operating expenses increased by $2.4 million, or 8.3%, at the Santa Fe and $300,000 at SLVC and decreased by $400,000, or 2.1%, at the Pioneer.

OPERATING INCOME. Consolidated operating income for the six month period ended March 31, 1999 was $7.6 million, representing a $3.9 million, or 104.7%, increase from $3.7 million for the same period in the prior year. Operating income increased by $1.5 million at the Santa Fe and $2.8 million at the Pioneer and decreased by $200,000 at SLVC.

OTHER EXPENSE. Consolidated interest expense for the six month period ended March 31, 1999 was $12.8 million, representing a $700,000, or 6.3%, increase compared to $12.1 million for the same period in the prior year. Interest expense of SLVC increased by $300,000 in the current period due to the issuance of an additional $22.5 million for a total of $57.5 million of notes issued by SLVC which mature in December 1999 (the "SLVC Notes") in November 1997. Interest expense increased by $600,000 at the Santa Fe and decreased by $300,000 at the Pioneer. During the quarter ended December 31, 1998, PHI incurred costs and expenses in connection with an offering of debt securities. The offering was not consummated. Accordingly, PHI has recorded an approximate $500,000 charge to earnings for the offering.

NET LOSS. Consolidated loss for the six month period ended March 31, 1999 was $5.8 million, representing a $2.6 million, or 31.0%, decrease compared to $8.4 million in the same period in the prior year. Net income (loss) before income tax improved by $900,000 at the Santa Fe and $2.5 million at the Pioneer, offset by an increased net loss of $500,000 at SLVC.

The Company did not record an income tax benefit in the current six month period or the prior year's six month period due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. The preferred stock accrued dividend rate increased to 11% in the current period compared to an 8% dividend rate in the prior year. Consolidated net loss applicable to common shares was $6.8 million compared to $9.1 million in the prior year period.

EBITDA, AS DEFINED. EBITDA increased $3.5 million, or 26.3%, to $16.8 million in the six months ended March 31, 1999 compared to $13.3 million at March 31, 1998. EBITDA for the 1999 six month period represents 1.28 times rent and interest expense, compared to .97 times rent and interest expense in the prior year six month period. The Company incurred less rent expense in the current period, offset in part by increased interest expense as a result of a note placement by SFHI in April 1998 and the application of net proceeds therefrom.

SANTA FE

NET OPERATING REVENUES. Revenues at the Santa Fe increased $4.0 million, or 11.2%, in the six months ended March 31, 1999 to $39.1 million as compared to $35.1 million in the same period in the prior year. Management believes that 1999 results were positively impacted by the (i) completion of construction of two new pylon signs in September 1998, (ii) installation of new gaming equipment in fiscal 1999 and 1998 and (iii) the growth in the number of residents in northwest Las Vegas. Casino revenues increased $3.5 million, or

12.5%, to $31.3 million from $27.8 million when compared to the same six month period of 1998, due to the increase in volume and the introduction of new slot equipment. The increase in casino revenues was primarily due to an increase of $2.9 million, or 12.1%, in slot and video poker revenues to $27.2 million in the 1999 period from $24.3 million in the 1998 period. Other gaming revenues, including table game revenues, increased $600,000, or 15.1%, primarily due to improved hold percentages in sports book, bingo and table games. Casino promotional allowances increased $300,000, or 8.7%, to $3.4 million in the 1999 period from $3.1 million in the 1998 period due to the increase in customer volume.

Hotel revenues remained unchanged at $1.7 million for the six months ended March 31, 1999 compared to the six months ended March 31, 1998, as an increase in occupancy rate to 86.9% from 82.7% was offset by a 6.2% decrease in average daily room rate. Food and beverage revenues increased $200,000, or 4.1%, to $6.4 million, in the six months ended March 31, 1999 from $6.2 million in the six months ended March 31, 1998 due to an increase in customers. Other revenues increased $500,000, or 20.0%, to $3.0 million in the six months ended March 31, 1999 compared to $2.5 million in the six months ended March 31, 1998, primarily due to the opening in February 1999 of an additional retail outlet.

OPERATING EXPENSE. Operating expenses increased $2.4 million, or 8.3%, to $31.7 million in the six months ended March 31, 1999 from $29.3 million in the six months ended March 31, 1998. Casino expenses increased $900,000, or 6.8%, to $13.7 million in the six months ended March 31, 1999 from $12.8 million in the six months ended March 31, 1998, related to the increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 43.8% in the six months ended March 31, 1999 from 46.1% in the six months ended March 31, 1998 due to spreading of fixed costs over a larger revenue base. Hotel expenses remained unchanged at $600,000 for the six month periods ended March 31, 1999 and March 31, 1998. Food and beverage expenses increased $300,000, or 8.7%, to $4.7 million in the six months ended March 31, 1999 from $4.4 million in the six months ended March 31, 1998. Food and beverage expenses as a percentage of food and beverage revenues increased to 73.8% in the six months ended March 31, 1999 from 70.6% in the six months ended March 31, 1998, due to an increase in the cost of food sales for the 1999 period compared to the 1998 period partially offset by a decrease in the cost of beverage sales. Other expenses increased $500,000, or 44.3%, to $1.6 million for the six months ended March 31, 1999 compared to $1.1 million for the six months ended March 31, 1998, primarily due to the costs associated with an additional retail outlet which opened February 1999.


Selling, general and administrative expenses increased $200,000, or 4.5%, to $4.4 million in the six months ended March 31, 1999 from $4.2 million in the six months ended March 31, 1998 due to increased advertising costs. Rate increases for television and print advertising resulted in increased advertising expenditures for the same level of advertising as in the prior year. Despite this increase, selling, general and administrative expenses as a percentage of revenues decreased to 11.4% in the six months ended March 31, 1999 from 12.1% in the six months ended March 31, 1998 because of the increase in revenues. Utilities and property expenses decreased $700,000, or 17.9%, to $3.0 million in the six months ended March 31, 1999 from $3.7 million in the six months ended March 31, 1998, due to decreased rent expense for gaming and other equipment resulting from the purchase of equipment previously under lease, partially offset by an increase in property maintenance and utility expense. Utilities and property expenses as a percentage of revenues decreased to 7.7% in the six months ended March 31, 1999 from 10.4% in the six months ended March 31, 1999. Depreciation and amortization expenses increased $1.2 million, or 45.4%, to $3.7 million in the six months ended March 31, 1999 from $2.5 million in the six months ended March 31, 1998 due to the purchase of equipment which was previously under lease.

Interest Expense. Interest expense increased $600,000, or 9.3%, to $7.3 million in the 1999 period from $6.7 million in the 1998 period due to an additional $14.0 million principal amount of debt incurred in April 1998 to purchase gaming and other equipment previously under lease and for other capital improvements.

Net Income (Loss). As a result of the factors discussed above, the Santa Fe recorded net income of $40,000 for the six months ended March 31, 1999, an improvement of $900,000, or 105.0%, from a net loss of $900,000 in the six months ended March 31, 1998.

EBITDA AS DEFINED. EBITDA increased $1.5 million, or 14.9%, to $11.6 million in the six months ended March 31, 1999 from $10.1 million in the six months ended March 31, 1998. EBITDA margin increased to 29.8% in the six months ended March 31, 1999 from 28.9% in the six months ended March 31, 1998. EBITDA for the 1999 six month period represents 1.59 times rent and interest expense compared to
1.28 times rent and interest expense in the prior year six month period. The Company incurred less rent expense in the current period, offset in part by increased interest expense as a result of a note placement by SFHI in April 1998 and the application of net proceeds therefrom. The Santa Fe incurred no rent expense in the six months ended March 31, 1999, compared to $1.2 million of rent expense incurred in the six months ended March 31, 1998. Corporate charges were $600,000 in each of the six month periods ended March 31, 1999 and March 31, 1998.

PIONEER

NET OPERATING REVENUES. Revenues at the Pioneer increased $2.3 million, or 11.7%, to $22.7 million in the six months ended March 31, 1999 as compared to $20.4 million in the same period in the prior year. Management believes that 1999 results were positively impacted by an improvement in the Laughlin market compared to prior periods.


Casino revenues increased $1.0 million, or 5.5%, to $18.4 million from $17.4 million when compared to the same six month period of 1998. The increase in casino revenues was primarily due to an increase of $800,000, or 5.1%, in slot and video poker revenues to $16.0 million in the 1999 period from $15.2 million in the 1998 period. Other gaming revenue, including table games, increased $200,000, or 7.9%, due to improved hold percentage in table games. Casino promotional allowances decreased $200,000, or 7.0%, to $3.2 million in the 1999 period from $3.4 million in the 1998 period. Hotel revenues remained unchanged at $1.2 million for the six months ended March 31, 1999 compared to the six months ended March 31, 1998, as a drop in occupancy rate to 67.6% from 79.5% was offset by a 17.7% increase in average daily room rate. The Pioneer has sought to obtain a higher room rate rather than increased occupancy. Food and beverage revenues decreased $200,000, or 4.5%, to $4.3 million in the six months ended March 31, 1999 from $4.5 million in the six months ended March 31, 1998, primarily due to a decrease in the amount of complimentary food and beverage provided to customers. Other revenues increased $1.4 million, or 196.9%, to $2.1 million in the six months ended March 31, 1999 compared to $700,000 in the six months ended March 31, 1998 due to the opening in August 1998 of an additional retail outlet.

OPERATING EXPENSE. Operating expense decreased $400,000, or 2.1%, to $20.5 million in the six months ended March 31, 1999 from $20.9 million in the six months ended March 31, 1998.

Casino expenses decreased $700,000, or 6.4%, to $9.1 million, in the six months ended March 31, 1999 from $9.8 million in the six months ended March 31, 1998 due to a decrease in complimentary and marketing expenses. Casino expenses as a percentage of casino revenues decreased to 49.7% in the six months ended March 31, 1999 from 56.0% in the six months ended March 31, 1998. Hotel expenses remained unchanged at $400,000 for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. Food and beverage expenses decreased $300,000, or 9.3%, to $2.3 million in the six months ended March 31, 1999 from $2.6 million in the six months ended March 31, 1998 due to the decrease in food and beverage revenues and decreases in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 54.3% in the six months ended March 31, 1999 from 57.1% in the six months ended March 31, 1998. Other expenses increased $1.5 million, or 358.2%, to $1.9 million for the six months ended March 31, 1999 compared to $400,000 for the six months ended March 31, 1998 due to the cost associated with an additional retail outlet which opened August 1998. Other expenses as a percentage of other revenues increased to 91.1% in the 1999 period from 59.1% in the 1998 period.

Selling, general and administrative expenses increased $100,000, or 3.5%, to $3.0 million in the six months ended March 31, 1999 from $2.9 million in the six months ended March 31, 1998. Selling, general and administrative expenses as a percentage of revenues decreased to 13.4% in the six months ended March 31, 1999 from 14.4% in the six months ended March 31, 1998. Utilities and property expenses decreased $100,000, or 4.3%, to $1.9 million in the six months ended March 31, 1999 from $2.0 million in the six months ended March 31, 1998 due to decreased rent expense for gaming equipment resulting from the purchase of equipment previously under lease. Depreciation and amortization expenses decreased $1.5 million, or 52.3% to $1.3 million in the six months ended March 31, 1999 from $2.8 million in the six months ended March 31, 1998 due to the write-down of the carrying value of the Pioneer's fixed and intangible assets in the fourth quarter of fiscal 1998, which was previously being depreciated or amortized. During the quarter ended March 31, 1999, PHI incurred costs and expenses in connection with the Joint Plan. Accordingly, PHI has recorded a $350,000 charge to earnings for reorganization expenses.

OTHER EXPENSE. Interest expense decreased $300,000, or 6.3%, to $3.8 million in the 1999 period from $4.1 million in the 1998 period due to the payment of approximately $5.0 million principal amount of 13 1/2% Notes in December 1998. The offering was not consummated. During the quarter ended December 31, 1998, PHI incurred costs and expenses in connection with an offering of debt securities. Accordingly, PHI has recorded an approximate $500,000 charge to earnings for the offering.

NET LOSS. As a result of the factors discussed above, net loss decreased $2.5 million, or 55.3%, to $2.1 million in the six months ended March 31, 1999 from $4.6 million in the six months ended March 31, 1998.

EBITDA AS DEFINED. EBITDA increased $1.6 million, or 48.8%, to $4.9 million in the six months ended March 31, 1999 from $3.3 million in the six months ended March 31, 1998. EBITDA margin increased to 21.4% in the six months ended March 31, 1999 from 16.1% in the six months ended March 31, 1998. EBITDA for the 1999 six month period represents 1.17 times rent and interest expense, compared to
 .72 times rent and interest expense in the prior year six month period. The Pioneer incurred less rent expense in the current period as a result of the purchase of $1.0 million of gaming equipment in December 1997 which was previously under lease. In December 1998, the Company retired approximately $5.0 million principal amount of 13 1/2% Notes which will reduce interest expense in future periods. The Pioneer incurred rent expense of $400,000 and $500,000 in the six month periods ended March 31, 1999 and March 31, 1998, respectively, and corporate charges of $550,000 and $600,000 in the six month periods ended March 31, 1999 and 1998, respectively.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

CONSOLIDATED

NET OPERATING REVENUES. Consolidated revenues for the three month period ended March 31, 1999 were $32.3 million, representing a $3.6 million, or 12.5%, increase from $28.7 million for the same period in the prior year. Revenues increased by $1.7 million at the Santa Fe and $1.7 million at the Pioneer.

OPERATING EXPENSE. Total operating expenses increased $1.8 million, or 6.8%, to $28.4 million in the three months ended March 31, 1999 from $26.6 in the three months ended March 31, 1998. Total operating expenses as a percentage of revenue decreased to 88.0% in the three months ended March 31, 1999 from 92.7% in the three months ended March 31, 1998. Operating expenses increased by $1.5 million, or 9.6%, at the Santa Fe, decreased by $100,000, or 0.8%, at the Pioneer and were unchanged at SLVC.


OPERATING INCOME. Consolidated operating income for the three month period ended March 31, 1999 was $3.9 million, representing a $1.8 million, or 84.4%, increase from $2.1 million for the same period in the prior year. Operating income increased by $300,000 at the Santa Fe and $1.6 million at the Pioneer and decreased by $100,000 at SLVC.

OTHER EXPENSE. Consolidated interest expense for the three month period ended March 31, 1999 was $6.3 million, representing a $300,000, or 5.3%, increase compared to $6.0 million for the same period in the prior year.

NET LOSS. Consolidated loss for the three month period ended March 31, 1999 was $2.4 million, representing a $1.5 million, or 37.6%, decrease compared to $3.9 million in the same period in the prior year. Net loss before income tax improved by $1.4 million at the Pioneer offset by an increased net loss of $100,000 at SLVC. Net loss at the Santa Fe was unchanged.

The Company did not record an income tax benefit in the current quarter or the prior year's quarter due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. The preferred stock accrued dividend rate increased to 11% in the current period compared to an 8% dividend rate in the prior year. Consolidated net loss applicable to common shares was $2.9 million compared to $4.3 million in the prior year period.

EBITDA, AS DEFINED. EBITDA increased $1.9 million, or 28.2%, to $8.8 million in the three months ended March 31, 1999 compared to $6.9 million for the three months ended March 31, 1998. EBITDA for the 1999 three month period represents
1.35 times rent and interest expense, compared to 1.01 times rent and interest expense in the prior year three month period. The Company incurred less rent expense in the current period, offset in part by increased interest expense as a result of a note placement by SFHI in April 1998 and the application of net proceeds therefrom.

SANTA FE

NET OPERATING REVENUES. Revenues at the Santa Fe increased $1.7 million, or 9.4%, in the three months ended March 31, 1999 to $19.7 million as compared to $18.0 in the same period in the prior year. Management believes that 1999 results were positively impacted by the (i) completion of construction of two new pylon signs in September 1998, (ii) installation of new gaming equipment in fiscal 1999 and 1998 and (iii) the growth in the number of residents in northwest Las Vegas.

Casino revenues increased $1.2 million, or 8.6%, to $15.6 million from $14.4 million when compared to the same three month period of 1998, due to an increase in customers and the introduction of new slot equipment. The increase in casino revenues was primarily due to an increase of $1.0 million, or 8.1%, in slot and video poker revenues to $13.7 million in the 1999 quarter from $12.7 million in the 1998 quarter. Other gaming revenues, including table game revenues, increased $200,000, or 12.6%, primarily due to improved hold percentages in sports book, bingo and table games. Casino promotional allowances increased $100,000, or 6.7%, to $1.6 million in the 1999 quarter from $1.5 million in the 1998 quarter due to the increase in customer volume.

Hotel revenues remained unchanged at $800,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, as an increase in occupancy rate to 85.3% from 81.7% was offset by a 3.0% decrease in average daily room rate. Food and beverage revenues were relatively unchanged at $3.1 million in the three months ended March 31, 1999 compared to $3.0 million in the three months ended March 31, 1998. Other revenues increased $500,000, or 38.4% to $1.8 million in the three months ended March 31, 1999 from $1.3 million in the three months ended March 31, 1998, primarily due to the opening in February 1999 of an additional retail outlet.

OPERATING EXPENSE. Operating expenses increased $1.5 million, or 9.6%, to $16.3 million in the quarter ended March 31, 1999 from $14.8 million in the quarter ended March 31, 1998. Casino expenses increased $200,000, or 2.6%, to $6.8 million in the three months ended March 31, 1999 from $6.6 million in the three months ended March 31, 1998, related to the increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 43.7% in the three months ended March 31, 1999 from 46.3% in the three months ended March 31, 1998 due to spreading of fixed costs over a larger revenue base. Hotel expenses remained unchanged at $300,000 for the three month periods ended March 31, 1999 and March 31, 1998. Food and beverage expenses increased $200,000, or 7.2%, to $2.4 million in the three months ended March 31, 1999 from $2.2 million in the three months ended March 31, 1998. Food and beverage expenses as a percentage of food and beverage revenues increased to 76.4% in the three months ended March 31, 1999 from 72.3 % in the three months ended March 31, 1998, due to an increase in the cost of food sales for the 1999 quarter compared to the 1998 quarter partially offset by a decrease in the cost of beverage sales. Cost of food sales increased due to an improvement in the quality of food sold. Other expenses increased $500,000, or 96.4%, to $1.0 million for the three months ended March 31, 1999 compared to $500,000 for the three months ended March 31, 1998, primarily due to the costs associated with the additional retail outlet which opened February 1999.


Selling, general and administrative expenses increased $100,000, or 3.0%, to $2.3 million in the three months ended March 31, 1999 from $2.2 million in the three months ended March 31, 1998 due to increased advertising costs. Rate increases for television and print advertising resulted in increase advertising expenditures for the same level of advertising as in the prior year. Despite this increase, selling, general and administrative expenses as a percentage of revenues decreased to 11.7% in the three months ended March 31, 1999 from 12.4% in the three months ended March 31, 1998 because of the increase in revenues. Utilities and property expenses decreased $400,000, or 17.4%, to $1.5 million in the three months ended March 31, 1999 from $1.9 million in the three months ended March 31, 1998, due to decreased rent expense for gaming and other equipment resulting from the purchase of equipment previously under lease, partially offset by an increase in property maintenance and utility expense. Utilities and property expenses as a percentage of revenues decreased to 7.9% in the three months ended

March 31, 1999 from 10.4% in the three months ended March 31, 1999. Depreciation and amortization expenses increased $800,000, or 77.6%, to $1.9 million in the three months ended March 31, 1999 from $1.1 million in the three months ended March 31, 1998 due to the purchase of equipment which was previously under lease.

INTEREST EXPENSE. Interest expense increased $300,000, or 8.3%, to $3.7 million in the 1999 quarter from $3.4 million in the 1998 quarter due to an additional $14.0 million principal amount of debt incurred in April 1998 to purchase gaming and other equipment previously under lease and for other capital improvements.

NET LOSS. As a result of the factors discussed above, the Santa Fe recorded net loss of $200,000 for the quarter ended March 31, 1999, unchanged from a net loss of $200,000 in the quarter ended March 31, 1998.

EBITDA AS DEFINED. EBITDA increased $500,000, or 9.6%, to $5.6 million in the three months ended March 31, 1999 from $5.1 million in the three months ended March 31, 1998. EBITDA margin increased to 28.6% in the three months ended March 31, 1999 from 28.5% in the three months ended March 31, 1998. EBITDA for the 1999 three month period represents 1.54 times rent and interest expense compared to 1.29 times rent and interest expense in the prior year three month period. The Company incurred less rent expense in the current period, offset in part by increased interest expense as a result of a note placement by SFHI in April 1998 and the application of net proceeds therefrom. The Santa Fe incurred no rent expense in the three months ended March 31, 1999 and $600,000 of rent expense in the three months ended March 31, 1998. Corporate charges were $300,000 in each of the three month periods ended March 31, 1999 and 1998.

PIONEER

NET OPERATING REVENUES. Revenues at the Pioneer increased $1.7 million, or 16.1%, to $12.1 million in the March 1999 quarter as compared to $10.4 million in the same period in the prior year. Management believes that 1999 results were positively impacted by an improvement in the Laughlin market compared to prior periods.

Casino revenues increased $800,000 or 9.7%, to $9.7 million from $8.9 million when compared to the same quarter of 1998. The increase in casino revenues was primarily due to an increase of $700,000, or 9.4%, in slot and video poker revenues to $8.5 million in the 1999 period from $7.8 million in the 1998 period. Other gaming revenues, including table games, increased $100,000, or 12.1%, due to improved hold percentage in table games. Casino promotional allowances decreased $100,000, or 7.4%, to $1.6 million in the 1998 quarter from $1.7 million in the 1998 quarter. Hotel revenues remained unchanged at $600,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, as a drop in occupancy rate to 73.6% from 83.1% was offset by a 15.2% increase in average daily room rate. The Pioneer has sought to obtain a higher room rate rather than increased occupancy. Food and beverage revenues decreased $100,000, or 4.7%, to $2.2 million in the three months ended March 31, 1999 from $2.3 million in the three months ended March 31, 1998 primarily due to a decrease in the amount of complimentary food and beverage provided to customers. Other revenues increased $800,000, or 205.8%, to $1.2 million in the three months ended March 31, 1999 compared to $400,000 in the three months ended March 31, 1998 due to the opening in August 1998 of an additional retail outlet.

OPERATING EXPENSE. Operating expense increased $100,000, or 0.8%, to $10.8 million in the quarter ended March 31, 1999 from $10.7 million in the quarter ended March 31, 1998.

Casino expenses decreased $400,000, or 7.4%, to $4.7 million, in the three months ended March 31, 1999 from $5.1 million in the three months ended March 31, 1998 due to a decrease in complimentary and marketing expenses. Casino expenses as a percentage of casino revenues decreased to 48.2% in the three months ended March 31, 1999 from 57.1% in the three months ended March 31, 1998. Hotel expenses remained unchanged at $200,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Food and beverage expenses decreased $200,000, or 13.6%, to $1.2 million in the three months ended March 31, 1999 from $1.4 million in the quarter ended March 31, 1998 due to the decrease in food and beverage revenues and decreases in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 53.2% in the three months ended March 31, 1999 from 58.7% in the three months ended March 31, 1998. Other expenses increased $900,000, or 421.4%, to $1.1 million for the three months ended March 31, 1999 compared to $200,000 for the three months ended March 31, 1998 due to the cost associated with the additional retail outlet which opened August 1998. Other expenses as a percentage of other revenues increased to 96.2% in the 1999 quarter from 56.4% in the 1998 quarter.

Selling, general and administrative expenses were substantially unchanged at $1.5 million in the three months ended March 31, 1999 and March 31, 1998. Selling, general and administrative expenses as a percentage of revenues decreased to 12.7% in the three months ended March 31, 1999 from 14.6% in the three months ended March 31, 1998. Utilities and property expenses increased $100,000, or 6.2%, to $1.0 million in the three months ended March 31, 1999 from $900,000 in the three months ended March 31, 1998 primarily due to increased property maintenance expense and property taxes. Depreciation and amortization expenses decreased $700,000, or 51.4%, to $700,000 in the three months ended March 31, 1999 from $1.4 million in the three months ended March 31, 1998 due to the write-down of the carrying value of the Pioneer's fixed and intangible assets in the fourth quarter of fiscal 1998, which was previously being depreciated or amortized. During the quarter ended March 31, 1999, PHI incurred costs and expenses in connection with the Joint Plan. Accordingly, PHI has recorded an approximate $350,000 charge to earnings for reorganization expenses.

OTHER EXPENSE. Interest expense decreased $200,000, or 9.5%, to $1.8 million in the 1999 quarter from $2.0 million in the 1998 quarter due to the payment of approximately $5.0 million principal amount of 13 1/2% Notes in December 1998.

NET LOSS. As a result of the factors discussed above, net loss decreased $1.8 million, or 63.7%, to $800,000 in the quarter ended March 31, 1999 from $2.2 million in the quarter ended March 31, 1998.

EBITDA AS DEFINED. EBITDA increased $1.2 million, or 74.5%, to $2.8 million in the three months ended March 31, 1999 from $1.6 million in the three months ended March 31, 1998. EBITDA margin increased to 23.2% in the three months ended March 31, 1999 from 15.4% in the three months ended March 31, 1998. EBITDA for the 1999 three month period represents 1.39 times rent and interest expense, compared to .73 times rent and interest expense in the prior year three month period. In December 1998, the Company retired approximately $5.0 million principal amount of 13 1/2% Notes which will reduce interest expense in future periods. The Pioneer incurred rent expense of $200,000 in each of the three month periods and corporate charges of $250,000 and $300,000 in each of the three month periods ended March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

LIQUIDITY. As of March 31, 1999, the Company held cash and short-term investments of $16.0 million compared to $22.7 million at September 30, 1998. Substantially all of the cash and short-term investments was held by SFHI and PHI, and was subject to restrictions which prohibit distribution to the Company.

CASH FLOW FROM OPERATIONS. The Company's cash provided by operations was $4.0 million for the six months ended March 31, 1999 as compared to $2.0 million for the prior year period. The increase in cash provided by operations was primarily due to improved cash flow at the Santa Fe and the Pioneer offset by increased interest expense at SFHI and SLVC. The Company's principal uses of cash from operations are for corporate expenses, interest payments on indebtedness and capital expenditures, including development costs for proposed projects.

CASH USED FOR INVESTING ACTIVITIES. Cash used in investing activities was $2.5 million during the six month period ended March 31, 1999, as compared to $4.9 million during the six month period ended March 31, 1998. The Company owns, through SLVC, an approximately 39 acre parcel of real property in Henderson, Nevada, located in the southeast Las Vegas Valley. The Company is evaluating the potential development of a hotel/casino and entertainment complex on this property. The Company has completed preliminary engineering and architectural drawings for the project. Any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property. (See Corporate and SLVC, below)

CASH FLOW FROM FINANCING ACTIVITIES. Cash used in financing activities was $8.1 million in the 1999 six month period compared to cash of $13.0 million provided by financing activities during the same period in 1998. Cash used in financing activities in the current year period represents primarily a principal payment to repurchase $5 million of the 13 1/2% Notes pursuant to the terms of the PFC Consent Solicitation and repayment of a $1.6 million first mortgage note secured by the 22-acre parcel of undeveloped real property adjacent to the Santa Fe acquired by SFHI in January 1999 from the Company. Cash provided by financing activities in the prior year period represents primarily the net proceeds resulting from the issuance by SLVC of $22.5 million of additional SLVC Notes.

LIABILITIES SUBJECT TO COMPROMISE. The Company's subsidiary, PFC, had $55 million of principal and approximately $6.2 million accrued interest due on the 13 1/2% Notes as of March 31, 1999, which is presented as Liabilities Subject to Compromise in the consolidated Condensed Balance Sheet contained herein. (See General, above and Liquidity PHI, below)

CURRENT PORTION OF LONG TERM DEBT. The Company has approximately $60.5 million in current maturities of long term debt due to third parties during the twelve-month period ending March 31, 1999, comprised primarily of $57.5 million principal amount of SLVC Notes issued by SLVC and guaranteed by the Company.

Pursuant to the terms of the SLVC Notes, the filing for relief under Chapter 11 by PFC (due to the non-payment of the 13 1/2% Notes at maturity) created an event of default under the SLVC Notes that caused the SLVC Notes to automatically become due and payable. Management is currently negotiating with holders of the SLVC Notes to waive the acceleration and other defaults related to the non-payment by PFC of the 13 1/2% Notes, although no assurance can be given that such negotiations will be successful. The Company is also exploring refinancing alternatives for the SLVC Notes. If the holders of the SLVC Notes do not waive defaults and acceleration and demand payment under the SLVC Notes and the Company guarantee and the Company is unable to refinance the SLVC Notes or sell all or a portion of its assets and realize proceeds sufficient to satisfy the debt, it is likely that SLVC and the Company will file for relief under Chapter 11 of the Bankruptcy Code.


LONG TERM DEBT, NET. As of March 31, 1999, the Company had $92.7 million in long-term debt, net of (i) current maturities of $60.5 million, (ii) debt discount of $2.3 million, (iii) the 13 1/2% Notes not paid at maturity and (iv) debt obligations owned but not retired of $33.1 million of 11% Notes. The majority of such amounts mature in December 2000, comprised primarily of $99.4 million principal amount of 11% Notes, of which $33.1 million is held by SLVC, and $14.0 million of 92% Notes issued by SFHI and guaranteed by the Company.

Pursuant to the terms of the $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes") which SFHI issued, certain events related to the non-payment by PFC of the 13 1/2% Notes at maturity, created events of default under the 9 1/2% Notes. Management is currently negotiating with holders of the 9 1/2% Notes to waive the defaults, although no assurance can be given that such negotiations will be successful. The Company is also exploring refinancing alternatives for the 9 1/2% Notes. If the holders of the 9 1/2% Notes do not waive the defaults and accelerate the payment of the 9 1/2% Notes, a default would occur under the 11% Notes which would permit 11% Notes to accelerate. If the 9 1/2% Notes and the 11% Notes were to be accelerated and the Company is unable to refinance the indebtedness or sell all or a portion of its assets and realize sufficient proceeds to satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code.

satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code.

The Company's debt agreements restrict the distribution of cash from SFHI, PHI and SLVC to affiliates. Cash flows from these subsidiaries are not currently, and are not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness by such subsidiaries. Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI (collectively "Corporate") must rely on existing cash and available resources, consisting of subsidiary assets that may be disposed of or refinanced, to provide liquidity to fund Corporate cash requirements including obligations that may arise as a result of the Company's guarantee of subsidiary debt. Management believes that, based on operations for the three month and six month periods ended March 31, 1999, the Company will have sufficient resources, comprised of subsidiary assets that may be sold or refinanced to meet its operating requirements excluding debt service obligations (including guarantees) through the twelve month period ending March 31, 2000, although no assurance can be given that the assets can be sold or, if sold, would realize sufficient proceeds to fund the Company's requirements. See more detailed discussion of Liquidity and Capital Resources for SLVC, PHI, SFHI and Corporate, below.

SFHI - At March 31, 1999, approximately $11.9 million of the Company's current assets, including approximately $8.9 million of cash and short term investments, was held by SFHI.

Results of operations at the Santa Fe for the three and six months ended March 31, 1999 generated EBITDA as defined, of $5.6 and $11.6 million, approximately
1.54 and 1.59 times rent and interest expense, compared to $5.1 and $10.1 million of EBITDA in the 1998 period, or approximately 1.29 and 1.28 times rent and interest expense. In the 1999 three and six month periods, the Santa Fe reported no rent expense compared to approximately $600,000 and $1.2 million in the 1998 period. In each of the 1999 and 1998 three and six month periods, the Santa Fe reported approximately $300,000 and $600,000 in corporate charges.

SFHI's principal uses of cash from operations are for corporate charges, interest payments on indebtedness and capital expenditures to maintain the Santa Fe. SFHI's interest payments in future periods will be increased as a result of the issuance of the 9 1/2% Notes in April 1998. Capital expenditures to maintain the Santa Fe in fiscal 1999 are expected to be approximately $2.0 million excluding the purchase of real property.

Management believes that, based on operations for the three and six month periods ended March 31, 1999, SFHI will have sufficient cash resources to meet its operating and debt service requirements through the twelve month period ending March 31, 2000, although no assurance can be given to that effect. However, if SFHI's indebtedness were to be accelerated, no assurance can be given that SFHI would be able to refinance the indebtedness or otherwise satisfy its debt obligations. Results for the six month period ended
March 31, 1999 improved compared to the same period in the prior year. However, results for the six month period ended March 31, 1999 are not necessarily indicative of results for the entire fiscal year. (See Long-Term Debt, Net, discussed above)

SLVC - At March 31, 1999, a minimal amount of cash and short-term investments was held by SLVC.

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

SLVC is exploring alternatives to improve liquidity and to satisfy the 1999 interest payments and December 1999 maturity of the SLVC Notes, including but not limited to the sale of either the 27-acre parcel on Las Vegas Boulevard South or the Henderson property and refinancing or modification of the SLVC Notes. (See - Current Portion of Long -Term Debt discussed above)

The Company has no arrangements for any refinancings, modifications, dispositions or other financings to satisfy the principal and interest obligations on the SLVC Notes and no assurance can be given that SLVC will successfully make such arrangements.

CORPORATE - Approximately $2.6 million of the Company's current assets at March 31, 1999, including approximately $1.1 of cash and short-term investments, was held by Corporate.

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

The Company has guaranteed the debt of its subsidiaries, PHI, SLVC and SFHI, including the remaining $55 million principal amount of 13 1/2% Notes that matured in December 1998 but was not paid. Demand has been made for payment under the Company's guarantee of the 13 1/2% Notes. In order to generate necessary liquidity, the Company may cause its subsidiaries to attempt to dispose of, pledge or refinance certain assets to generate sufficient liquidity to meet the cash requirements. There is no assurance that Corporate will be able to dispose of any subsidiary assets or refinance or that sales of subsidiary assets or refinance will result in sufficient proceeds to satisfy obligations. (See SFHI, PHI and SLVC)

Management believes that Corporate has sufficient working capital and available resources, primarily proceeds which may be available to Corporate from the possible disposition of subsidiary assets or from possible modifications of subsidiary debt obligations, as well as possible modifications to its management arrangements with subsidiaries, to meet its operating requirements through the period ending March 31, 2000, excluding debt service obligations and cash obligations which may arise from the Company's guarantee of the debt of its subsidiaries, although no assurance can be given to that effect.

PHI - At March 31, 1999, approximately $7.4 million of the Company's current assets, including approximately $5.9 million of cash and short-term investments, was held by PHI.

Results of operations at the Pioneer for the three and six months ended March 31, 1999 generated EBITDA as defined of $2.8 and $4.9 million, approximately
1.39 and 1.17 times rent and interest expense, compared to $1.6 and $3.3 million of EBITDA in 1998, or approximately .73 and .72 times rent and interest expense. Pioneer reported rent expense of approximately $200,000 and $400,000 in the 1999 three and six month periods compared to $200,000 and $500,000 in the 1998 three and six month periods. Rent in future periods will be approximately the same as in the current quarter. Pioneer reported corporate charges of $300,000 and $550,000 in the 1999 three and six month periods compared to $300,000 and $600,000 in the 1998 three and six month periods. Interest expense in future periods will be less as a result of the repurchase of $5.0 million principal amount of 13 1/2% Notes in December 1998.

Although results of operations of the Pioneer have not been adversely impacted since the commencement of the Consent Solicitation in October 1998 or the filing for relief under Chapter 11 by PFC and PHI, no assurance can be given that such filing and the potential filing for relief under Chapter 11 by the Company and other subsidiaries of the Company, will not have a material adverse effect on the operations and financial condition of the Pioneer and the Company.

PHI's principal uses of cash are for reorganization expenses, lease payments, corporate charges, interest payments on the 13 1/2% Notes and capital expenditures to maintain the Pioneer. Capital expenditures to maintain the Pioneer in fiscal 1999 are expected to be approximately $1.0 million.

Management believes that, based on operations for the three and six month periods ended March 31, 1999, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending March 31, 2000, although no assurance can be given to that effect. Results for the six month period ended March 31, 1999 improved compared to the same period in the prior year. However, results for the six month period ended March 31, 1999 are not necessarily indicative of results for the entire fiscal year.

PFC had $ 55.0 million of principal and approximately $6.2 million accrued interest due on the 13 1/2% Notes as of March 31, 1999 which is presented as Liabilities Subject to Compromise in the consolidated Condensed Balance Sheet contained elsewhere herein. PFC did not pay the 13 1/2% Notes at maturity. See "General" and "Liabilities Subject to Compromise" above and "PFC and PHI
Joint Plan" below for a discussion of bankruptcy proceedings involving PFC and the Company.

PFC AND PHI JOINT PLAN

If the Joint Plan is confirmed, PFC will issue a principal amount of 13 1/2% First Mortgage Notes (together with the PIK Notes, as defined below, the "Amended Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued interest as of December 1, 1998 after giving effect to the redemption of approximately $1.6 million principal amount of 13 1/2% Notes plus 50% of the interest payable thereafter through the issuance date of the Amended Notes. The Amended Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the Amended Notes will be payable semiannually. The Amended Notes will mature on the eighth anniversary of the issue date. PFC will have the right to pay in kind up to 50% of the interest payable on each interest payment date through the fourth interest payment date through the issuance of additional Amended Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the Amended Notes, including without limitation that interest on the PIK Notes will be payable 50% in cash and 50% through the fourth interest payment date through the issuance of additional PIK Notes. The Amended Notes will be redeemable at 100% of the principal amount plus accrued interest thereon, and unpaid to the date of purchase by PFC at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding Amended Notes or make an offer to repurchase all or a portion of the outstanding Amended Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. Moreover, one of the provisions of the Amended Notes will require that, on or before the later of December 31, 1999 and the date that is six months from the confirmation date of a plan of reorganization, PFC must complete an offer to repurchase $7.5 million principal amount of Amended Notes or purchase in the open market or otherwise purchase and retire a principal amount of Amended Notes that can be acquired with at least $7.5 million. If this requirement is not satisfied by the specified date, an event of default will occur under the Amended Notes. The Company will guaranty the payment of principal of, and premium, if any, and interest on, the Amended Notes, and the guaranty will be secured by a pledge of the common stock of its subsidiaries SFHI, SR, Hacienda Hotel, Inc., Sahara Nevada Corp. and Santa Fe Coffee Company and by liens on certain of its other assets.

The Joint Plan will be subject to the approval of the Bankruptcy Court and the approval of certain classes of creditors. No assurance can be given that the plan of reorganization submitted by PFC will be confirmed. Giving effect to the issuance of Amended Notes as of the beginning of the period and assuming that PFC elects to pay 50% of the interest payment obligations through the fourth interest payment date following issuance of Amended Notes through the issuance of PIK Notes, as a result of which there would be $65.2 million principal amount of Amended Notes outstanding at maturity, assuming no repurchase and retirement of Amended Notes. The ratio of EBITDA less rent for real property to cash interest expense, assuming 50% of the interest on the 13-1/2% Notes is paid-in-kind, would have been 1.94-to-one for the twelve months ended March 31, 1999 and EBITDA less rent for real property and corporate charges would have been 1.65-to-one for the twelve months ended March 31, 1999. Upon commencement of the requirement that all interest be paid in cash on the fifth interest payment date, the ratio of EBITDA to cash interest expense on the Amended Notes is expected to be less than one-to-one (assuming no offers to repurchase Amended Notes have been made). Therefore, it is expected that PFC would not be able to make the cash interest payment on the fifth interest payment date (without contributions from the Company), which would be an event of default under the indenture under which the Amended Notes will be issued.

PREFERRED STOCK

The terms of the Company's preferred stock provide that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock for subordinated notes and to pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company accrued the semi-annual preferred stock dividends due in fiscal years 1999, 1998 and 1997. Dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, as a result of which the preferred stockholders were entitled to elect two directors to the Company's Board of Directors at the 1999 annual meeting of shareholders in addition to the directors elected by the common stockholders. In September 1998 the dividend rate increased to 11.0% from 8.0%, in March 1999 the dividend rate increased to 11.5% and the dividend rate will increase by 50 basis points each semi-annual period, up to a maximum of 16%, until the preferred stock is redeemed or exchanged.

RELATED PARTIES

In fiscal years 1993 and 1992 Hacienda Hotel Inc's., predecessor made loans to LICO, a Nevada corporation wholly owned by Paul W. Lowden, which provided entertainment services to the Hacienda Resort Hotel and Casino and the Sahara Hotel and Casino, in the aggregate amount of $476,000. In January 1998, the loans to LICO were satisfied through an offset against Mr. Lowden's bonus for fiscal year 1998 in the amount of $600,000 ("Fiscal Year 1998 Bonus") and a fee in the amount of $100,000 due to Mr. Lowden for personal guarantees he issued for certain Company financing arrangements (the "Personal Guarantee Fee"). In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of the Fiscal Year 1998 Bonus and the Personal Guarantee Fee which satisfied, in part, the loan to LICO, was rescinded, and LICO's obligation to pay the Company $350,000, together with interest thereon from January 1998, was reinstated. The Company remained obligated to pay Mr. Lowden the additional $350,000 of the fiscal year 1998 bonus. In February 1999, the Company offset the remaining $350,000 payment to Mr. Lowden, payable in connection with the 1998 Fiscal Year Bonus, against the outstanding obligation of LICO to the Company.

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

STATE OF READINESS. Since 1997, the MIS department, which oversees and has accountability for the operation of the Company's technology systems, has been charged with assessing, evaluating and monitoring the actions the Company will need to take to become year 2000 compliant. The MIS department has made an assessment of most of the information technology ("IT") and non-IT systems of both the Santa Fe and the Pioneer. Examples of IT systems include the hotel-reservation system, billing system, inventory and purchasing system, property management system and point of sale system (cash registers). Examples of non-IT systems include slot machines, video poker machines, elevators to guest rooms and executive offices, the telephone system, the in-room movie program and the bingo system. Generally, the Company's non-IT systems appear to be Year 2000 compliant, i.e., they have the ability to process properly the change from the year 1999 to 2000. Most of the Company's IT systems need upgrading and/or replacing to become Year 2000 compliant. The Company is currently in the process of upgrading and/or replacing such IT systems and expects to complete the process by September 30, 1999. The MIS department is currently actively working with the vendors of all applications to make an assessment as to their Year 2000 compliance, and, if necessary, any corrective action it should take with respect to such applications. The Company does not expect that the year 2000 issue will pose significant operational problems for either the IT or non-IT assets.

The Company from time to time exchanges electronic information with suppliers and other third parties. The Company has distributed written questionnaires to its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to such persons failure to remediate their own year 2000 issues. All of the significant suppliers who have responded to date have represented to the Company either that their systems are currently year 2000 compliant or that they are taking steps to make their systems year 2000 compliant. There can be no assurance that such suppliers or third parties will not suffer a year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial condition and results of operation.

COSTS TO ADDRESS THE YEAR 2000 ISSUE. The Company estimates that it will spend approximately $500,000 on system upgrades and/or replacements and has incurred approximately $38,000 as of March 31, 1999. The Company believes that such amount, as well as remaining costs to address the Year 2000 issue, will not have a material effect on the liquidity or financial condition of the Company. The Company intends to fund from operations the costs of becoming year 2000 compliant.

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

                           SANTA FE GAMING CORPORATION

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         In January 1999 a purported holder of approximately $4.7 million of the 13 1/2% Notes (the "Holder") who did not deliver consents pursuant to the Consent Solicitation delivered to the Company a proposal for treatment of its 13 1/2% Notes in a manner that was inconsistent with the terms agreed to by the Consenting Holders. The Company advised the Holder that it was reviewing its alternatives and would not take action with respect to the Holder's proposal at that time. On January 14, 1999, the Holder and two other holders who purportedly held in the aggregate $3.1 million in principal amount of 13 1/2% Notes and who did not provide consents pursuant to the Consent Solicitation delivered demand notices for payment from the Company and filed involuntary bankruptcy petitions against PFC and the Company before the United States Bankruptcy Court for the District of Nevada. The Company did not believe that the three holders of 13 1/2% Notes complied with the requirements of the Bankruptcy Code for the commencement of the involuntary cases. On February 4, 1999 the Company and PFC filed motions to dismiss the involuntary petitions and sought such damages as provided by the Bankruptcy Code. These included costs and reasonable attorneys fees and, in the event the petitions were filed in bad faith, for all damages caused by such filings or punitive damages.

         On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced its Chapter 11 proceedings. PFC has reserved its right to seek damages against the three non-consenting holders for improperly commencing the involuntary case against it. On March 19, 1999, the bankruptcy court suspended the involuntary case against the Company pursuant to Bankruptcy Code Section 305 and further ordered that the involuntary proceedings would be dismissed upon motion by the Company upon the Company's obtaining certain waivers of statutes of limitations regarding alleged avoidance actions.

         The Company is the plaintiff in an action titled SANTA FE GAMING CORP. V. HUDSON BAY PARTNERS, ET AL., CV-S-99-00298-JBR (LRL). This action was instituted on March 11, 1999 in the United States District Court for the District of Nevada. The defendants are Hudson Bay Partners, LP, and David H. Lesser. The complaint includes causes of action for violation of Section 13(d) of the Securities and Exchange Act of 1934, breach of contract, and fraud. In this action, the Company alleges that the defendants failed to comply with the requirements of Section 13(d) in connection with their purchases of the Company's preferred stock, and that defendants wrongfully obtained and used confidential and proprietary information. The Company seeks all appropriate injunctive relief in connection with its Section 13(d) claim, specific performance and consequential and compensatory damages in connection with its breach of contract claim, and compensatory and punitive damages in connection with its fraud claim, as well as any other appropriate relief. On April 30, 1999, the court denied the Company's motion for preliminary injunction with respect to 13(d) claims. Limited discovery has been conducted to date. No trial date has been scheduled.

         The Company is the defendant in a pending action titled GMS GROUP, LLC V. SANTA FE GAMING CORP., No. 99/602231. This action initially was instituted on or about April 9, 1999 by means of a motion for summary judgment in lieu of complaint filed in the Supreme Court for the State of New York, County of New York and this action was later reinstituted on or about May 5, 1999. GMS Group alleges that the Company is in default on its guarantee of the 13-1/2% Notes and seeks to recover the amounts it claims are past due on the 13-1/2% Notes. The Company has not yet filed a response in this action.

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         PFC has $55 million of principal and approximately $6.2 million accrued interest due on the 13 1/2% Notes as of March 31, 1999 which is presented as Liabilities Subject to Compromise in the consolidated Condensed Balance Sheet contained elsewhere herein. In November 1998 PFC received and accepted consents from holders of approximately 75%, or $45.8 million principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of Amended Notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the Consenting Holders agreed (a) to forbear until December 2000 from exercising rights or remedies arising as a result of the failure by PFC to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the inter-company mirror note from PHI to

         PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Offering Circular/Content Solicitation Statement. No assurance can be given that the Joint Plan will be confirmed.

         Pursuant to the terms of the SLVC Notes, the filing for relief under Chapter 11 by PFC (due to the non-payment of the 13 1/2% Notes at maturity) created an event of default under the SLVC Notes that caused the SLVC Notes to automatically become due and payable. Management is currently negotiating with holders of the SLVC Notes to waive the acceleration and other defaults related to the non-payment by PFC of the 13 1/2% Notes, although no assurance can be given that such negotiations will be successful. The Company is also exploring refinancing alternatives for the SLVC Notes. If the holders of the SLVC Notes do not waive defaults and acceleration and demand payment under the SLVC Notes and the Company guarantee and the Company is unable to refinance the SLVC Notes or sell all or a portion of its assets and realize proceeds sufficient to satisfy the debt, it is likely that SLVC and the Company will file for relief under Chapter 11 of the Bankruptcy Code.


         Pursuant to the terms of the $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes") which SFHI issued, certain events related to the non-payment by PFC of the 13 1/2% Notes at maturity, created events of default under the 9 1/2% Notes. Management is currently negotiating with holders of the 9 1/2% Notes to waive the defaults, although no assurance can be given that such negotiations will be successful. The Company is also exploring refinancing alternatives for the 9 1/2% Notes. If the holders of the 9 1/2% Notes do not waive the defaults and accelerate the payment of the 9 1/2% Notes, a default would occur under the 11% Notes which would permit 11% Notes to accelerate. If the 9 1/2% Notes and the 11% Notes were to be accelerated and the Company is unable to refinance the indebtedness or sell all or a portion of its assets and realize sufficient proceeds to satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code.

         If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 3, 1999, Common Stockholders elected two directors and voted on a proposal to ratify the selection of Deloitte & Touche LLP as the Company's public accountants. Preferred stockholders elected two special directors.

         The result of the vote taken on the election of Common Stockholder Directors was as follows:

                  Paul W. Lowden            3,568,495
                  James W. Lewis            3,568,495

         The result of the vote taken for ratification of selection of Deloitte & Touche LLP as the Company's public accountants are as follows:

                  For: 3,568,495            Against:  0                Votes abstaining:  0


         The result of the vote taken on the election of two special directors by Preferred Stockholders was as follows:

                  Nathan J. Rogers          330,928
                  Howard E. Foster          330,928
                  John M. Bradham         5,128,067
                  Peter J. Siris          5,128,067

Item 5 - Other Information

                  None

Item 6 - Exhibits and Reports on Form 8-K

A.       Exhibits
          10.85    Amended and Restated Bylaws of Santa Fe Gaming
                   Corporation


          10.86 First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land

          27      Financial Data Schedules

B.       Reports

         The Registrant filed on February 12, 1999 a current report on Form 8-K dated October 23, 1998 which was an exact copy of a current report on Form 8-K filed inadvertently by Pioneer Finance Corp on
         October 26, 1998.

         The Registrant filed on March 1, 1999 a current report on Form 8-K dated October 23, 1998 to explain a delay in the filing of an 8-K which was incorrectly filed by Pioneer Finance Corp.

         The Registrant filed on February 25, 1999 a Current Report on Form 8-K dated February 23, 1999 under Item 5. Other Events, reporting certain information relating to the filing of a voluntary petition under the United States Bankruptcy Code by PFC in the United States Bankruptcy Court, District of Nevada in connection with the 13 1/2% Notes. The Registrant filed a Current Report on Form 8-K dated March 12, 1999 under Item 5. Other Events, announcing the date of the 1999 Annual Meeting.

         The Registrant filed on March 22, 1999 a Current Report on Form 8-K dated March 21, 1999 under Item 5. Other Events, reporting certain information relating to the Company's having consented to the delisting of its common and preferred stock by the American Stock Exchange and the suspension of the involuntary bankruptcy petition filed with respect to the Company on January 14, 1999.

         The Registrant filed on May 10, 1999 a Current Report on Form 8-K dated May 3, 1999 under Item 5. Other Events, reporting the election of new board members at the May 3, 1999 annual meeting.

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

Dated: May 17, 1999