Form 10-Q
period 1999-06-30
SANTA FE GAMING CORP
filed 1999-08-16
CIK 812482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to __________________

COMMISSION FILE NUMBER:                            1-9481
                          -----------------------------------------------------

                           SANTA FE GAMING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEVADA                                            88-0304348
-------------------------------                      ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification  Number)

                  4949 N. RANCHO DRIVE, LAS VEGAS, NEVADA 89130
-------------------------------------------------------------------------------
              (Address of principal executive office and zip code)

                                 (702) 658-4300
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                                ----      ----

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
6,195,356                                   as of August 13, 1999
------------------------------------------------------------------------------
Amount Outstanding                                    Date

                           SANTA FE GAMING CORPORATION

                                      INDEX

                                                                          PAGE
PART I.     FINANCIAL INFORMATION

    Item 1. Consolidated Condensed Financial Statements

               Balance Sheets at June 30, 1999 (unaudited)
               and September 30, 1998.........................................3

               Statements of Operations for the three and nine months
               ended June 30, 1999 and 1998 (unaudited).......................4

               Statement of Changes in Stockholders' Deficiency
               for the nine months ended June 30, 1999 (unaudited)............5

               Statements of Cash Flows for the nine months
               ended June 30, 1999 and 1998 (unaudited).......................6

               Notes to Consolidated Condensed Financial
               Statements (unaudited).........................................7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................19

PART II.    OTHER INFORMATION................................................41

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          June 30,        September 30,
 ASSETS                                                                     1999              1998
--------------------------------------------------                      -------------     -------------
                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                             $13,742,859      $  22,650,882
   Accounts receivable, net                                                1,063,489          1,617,762
   Inventories                                                             1,191,065          1,339,796
   Prepaid expenses and other                                              3,778,821          3,243,415
                                                                        ------------      -------------

 Total current assets                                                     19,776,234         28,851,855

 Land held for development                                                38,194,065         38,194,065

 Property and equipment, net                                             107,228,849        110,655,085

 Other assets                                                             14,356,776         14,465,409
                                                                        ------------       ------------

 Total assets                                                           $179,555,924       $192,166,414
                                                                        ============       ============


LIABILITIES AND  STOCKHOLDERS' DEFICIENCY

 Current liabilities:
  Accounts payable                                                      $  3,842,962        $ 3,864,000
  Interest payable                                                         1,122,495          4,497,420
  Accrued and other liabilities                                            6,879,913          7,656,644
                                                                        ------------       ------------
                                                                          11,845,370         16,018,064
  Current portion of long-term debt                                       77,986,327          1,785,716
                                                                        ------------       ------------

Total current liabilities                                                 89,831,697         17,803,780

Long-term debt-less current portion                                       79,535,226        153,146,836

Liabilities subject to compromise                                         62,996,315         62,700,000

Commitments

Stockholders' deficiency                                                 (52,807,314)       (41,484,202)
                                                                        ------------       ------------

Total liabilities and stockholders' deficiency                          $179,555,924       $192,166,414
                                                                       =============       ============


See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months     Three Months      Nine Months      Nine Months
                                                               Ended            Ended            Ended            Ended
                                                            June 30, 1999    June 30, 1998     June 30,1999     June 30,1998
                                                            -------------    -------------    -------------    -------------
Revenues:
  Casino                                                    $  25,070,588    $  23,245,496    $  74,758,579    $  68,498,207
  Hotel                                                         1,458,599       1, 514,863        4,305,622        4,365,919
  Food and beverage                                             5,291,337        5,272,872       16,047,221       15,982,561
  Other revenues                                                3,572,223        1,865,316        9,257,608        5,623,729
                                                            -------------    -------------    -------------    -------------

Gross revenues                                                 35,392,747       31,898,547      104,369,030       94,470,416
  Less casino promotional allowances                           (3,141,771)      (3,059,300)      (9,712,607)      (9,601,003)
                                                            -------------    -------------    -------------    -------------
Net operating revenues                                         32,250,976       28,839,247       94,656,423       84,869,413
                                                            -------------    -------------    -------------    -------------

 Operating expenses:
  Casino                                                       11,595,648       11,045,685       34,443,642       33,651,682
  Hotel                                                           586,292          486,518        1,591,871        1,438,826
  Food and beverage                                             3,837,687        3,659,557       10,929,407       10,611,243
  Other operating expenses                                      2,682,469          749,976        6,144,391        2,248,672
  Selling, general & administrative                             4,110,735        3,297,015       10,479,431        9,496,518
  Corporate expenses                                              946,822          856,035        2,796,569        2,635,176
  Utilities & property expenses                                 2,815,749        2,478,629        7,967,397        8,668,057
  Depreciation & amortization                                   3,477,777        3,575,007       10,151,880        9,713,604
  Reorganization expenses                                       1,413,561                0        1,764,033                0
                                                            -------------    -------------    -------------    -------------
Total operating expenses                                       31,466,740       26,148,422       86,268,621       78,463,778
                                                            -------------    -------------    -------------    -------------

Operating income                                                  784,236        2,690,825        8,387,802        6,405,635

Interest expense                                                6,344,315        6,721,120       19,178,417       18,791,234

Other expenses                                                          0                0          532,497                0
                                                            -------------    -------------    -------------    -------------

Net loss                                                       (5,560,079)      (4,030,295)     (11,323,112)     (12,385,599)

Dividends accrued
on preferred shares                                               544,905          379,065        1,587,333        1,137,194
                                                            -------------    -------------    -------------    -------------

Net loss applicable to common shares                        ($  6,104,984)   ($  4,409,360)   ($ 12,910,445)   ($ 13,522,793)
                                                            =============    =============    =============    =============

Average common shares outstanding                               6,195,356        6,195,356        6,195,356        6,195,356
                                                            =============    =============    =============    =============

Loss per common share                                       ($       0.99)  ($        0.71)  ($        2.08)   ($       2.18)
                                                           ==============   ==============   ==============    =============


See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)


                                                               Additional
                                Common         Preferred         Paid-in         Accumulated         Treasury
                                Stock            Stock           Capital           Deficit             Stock             Total
                             ---------        -----------      -----------      --------------       ---------      -------------
Balances, October 1, 1998      $61,954        $21,985,750      $51,513,504      ($114,957,636)       ($ 87,774)     ($41,484,202)

Net loss                                                                         ( 11,323,112)                       (11,323,112)

Accrued  stock dividend                         1,587,333                        (  1,587,333)                                 0
                             ---------        -----------      -----------      --------------       ---------      -------------

Balances, June 30, 1999        $61,954        $23,573,083      $51,513,504      ($127,868,081)       ($ 87,774)     ($52,807,314)
                             =========        ===========      ===========      =============        =========      ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Nine Months       Nine Months
                                                                       ended            ended
                                                                   June 30,1999      June 30, 1998
                                                                   ------------      -------------
Cash flows from operating activities:
Cash and cash equivalents provided by
 (used in) operations                                              $  1,561,057      ($ 1,461,095)
Changes in assets and liabilities:
  Accounts receivable, net                                              554,273      (    547,191)
  Inventories                                                           148,731      (     67,126)
  Prepaid expenses & other                                            ( 535,406)     (    688,045)
  Other assets                                                       (1,399,602)          716,259
  Accounts payable                                                      (60,240)     (    696,189)
  Interest payable                                                    3,292,042      (  4,774,061)
  Accrued and other liabilities                                         851,853         1,120,748
                                                                   ------------      ------------
Net cash provided by (used in) operating activities
  before reorganization items                                         4,412,709      (  6,396,700)
Reorganization expenses paid in connection
  with Chapter 11 and related legal proceedings                      (1,414,033)                0
                                                                   ------------      ------------
Net cash provided by (used in) operating activities                   2,998,676      (  6,396,700)
                                                                   ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                               (3,053,812)     (  4,538,718)
  Development costs                                                  (1,158,034)     (  4,967,626)
                                                                   ------------      ------------
Net cash used in investing activities                                (4,211,846)     (  9,506,344)
                                                                   ------------      ------------
Cash flows from financing activities:
  Cash proceeds of long-term debt                                             0        81,439,996
  Cash paid on long-term debt                                        (7,385,512)     ( 57,563,091)
  Debt issue costs                                                   (  309,341)     (  3,530,675)
                                                                   ------------      ------------
Net cash provided by (used in) financing activities                  (7,694,853)       20,346,230
                                                                   ------------      ------------
Increase (decrease) in cash and cash equivalents                     (8,908,023)        4,443,186

Cash and cash equivalents,
  beginning of period                                                22,650,882        15,146,217
                                                                   ------------      ------------
Cash and cash equivalents,
  end of period                                                    $ 13,742,859      $ 19,589,403
                                                                   ============      ============


See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL INFORMATION AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Liabilities subject to compromise are $63.0 million which is attributable to principal and accrued interest on the 13 1/2% First Mortgage Bonds issued by Pioneer Finance Corp ("PFC") which matured December 1, 1998 (the "13 1/2% Notes") but were not paid. (See Note 7). The 13 1/2% Notes are guaranteed by the Company and the Company is party to legal proceedings in which holders of the 13 1/2% Notes are suing to enforce payment on the guarantees. In addition, current liabilities exceed current assets in the accompanying balance sheet by $70.1 million, which is primarily attributable to $57.5 million of notes issued by SLVC and guaranteed by the Company, which mature in December 1999 and are in default but have not been accelerated (the "SLVC Notes") and $14.0 million of 9 1/2% Notes issued by SFHI and guaranteed by the Company (the "9 1/2% Notes") which mature in December 2000, but are in default and have not been accelerated. (See Note 5). The Company has guaranteed substantially all the debt of its subsidiaries, PHI, SLVC and SFHI. Furthermore, at June 30, 1999, there is a stockholders' deficiency of $52.8 million. The Company's inability to repay the 13 1/2% Notes, its net losses, and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern.

Management's plans regarding these matters include exploring refinancing alternatives for substantially all of its debt and seeking confirmation of a joint plan of reorganization for PFC and PHI under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), pursuant to the terms of consents of holders of approximately 75% of the outstanding 13 1/2% Notes (the "Consenting Holders"). The Consenting Holders agreed to forbear until December 15, 2000 from exercising their rights or remedies as a result of, among other things, failure to pay the principal and interest on the 13 1/2% Notes at maturity and to vote to accept a PFC plan of reorganization under Chapter 11 of the

Bankruptcy Code that treats the 13 1/2% Notes in a manner consistent with the terms of the consents. The consents may be terminated by the holders of at least 75% of the 13 1/2% Notes subject to consents if certain events have not occurred by December 31, 1999. The financial statements do not include any adjustments that might result from the consequences of the proceedings under Chapter 11 or pending litigation, nor all adjustments that might be necessary should the Company be unable to continue as a going concern. See Notes 3 5, 6 and 7

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders for the year ended September 30, 1998. The results of operations for the nine month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at June 30, 1999, the results of its operations for the three and nine month periods ended June 30, 1999 and 1998, the changes in stockholders' deficiency for the nine month period ended June 30, 1999, and cash flows for the nine month periods ended June 30, 1999 and 1998.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Statements

The FASB recently issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined what effect, if any, adoption of SFAS 133 will have on the Company's future operations or financial condition.

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" which is effective for fiscal years beginning after December 15, 1998. This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred. The initial application of this statement in October 1999 requires the Company to expense certain previously capitalized items as a cumulative effect of a change in accounting principle. Management believes that this SOP could have a material impact on the consolidated financial statements depending on the status of the Company's current and future expansion projects at the time of adoption of this standard. See Note 4.

Reclassification

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

Bankruptcy - Related Accounting

The Company has accounted for all transactions related to the PFC and PHI Chapter 11 case in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, Liabilities subject to compromise under the Chapter 11 case have been segregated on the Consolidated Balance Sheet and are recorded for the amounts that are expected to be allowed under the Amended Plan (See Note 7(c)). In addition, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the period ended June 30, 1999 disclose expenses related to the Chapter 11 case and litigation relating to enforcement of the Company's guarantees of the 13 1/2% Notes under "Reorganization Expenses."

NOTE 3 - CASH AND CASH EQUIVALENTS

As of June 30, 1999, the Company held cash and cash equivalents of $13.7 million compared to $22.7 million at September 30, 1998. Substantially all of the cash and cash equivalents were held by SFHI and PHI, and were subject to restrictions which prohibit distribution of this cash to the Company.

At June 30, 1999, approximately $6.7 million of the Company's consolidated cash and cash equivalents was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the $115 million principal amount of 11% First Mortgage Notes due 2000 ("11% Notes") of SFHI was issued. As of June 30, 1999, SFHI did not meet the conditions precedent to making a distribution to the Company.

At June 30, 1999, approximately $6.7 million of the Company's consolidated cash and cash equivalents was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% Notes of PFC were issued. As of June 30, 1999, PHI did not meet the conditions precedent to making a distribution to the Company. Approximately, $1.9 million of PHI's cash is reserved for payments to be made to certain holders of 13 1/2% Notes upon confirmation of the Amended Plan. See Note 7(c)

NOTE 4 - LAND HELD FOR DEVELOPMENT

In March 1994 the Company purchased for approximately $15.1 million a 39-acre parcel of land located in Henderson, Nevada, for future development of a proposed casino hotel complex. At June 30, 1999 the cost to acquire the property is included in Land held for development in the Consolidated Condensed Balance Sheet. In addition to costs to acquire the property, the Company has recorded approximately $10.5 million in preliminary architectural, engineering, permitting and other development costs, which are included in Other assets in the accompanying Consolidated Condensed Balance Sheet. See Note 2

NOTE 5 - CURRENT PORTION OF LONG TERM DEBT

As of June 30, 1999, the Company had approximately $78.0 million in current maturities of long term debt during the twelve-month period ending June 30, 2000, comprised primarily of $57.5 million principal amount of SLVC Notes guaranteed by the Company that matures in December 1999 and is in default and $14.0 million of 9 1/2% Notes issued by SFHI and guaranteed by the Company that matures in December 2000 but are in default. Neither the SLVC Notes nor the 9 1/2% Notes have been accelerated although no assurance can be given that the holders will not accelerate the debt.

Pursuant to the terms of the SLVC Notes, the nonpayment of the 13 1/2% Notes at maturity created an event of default, and filing for relief under Chapter 11 by PFC and PHI created events of default under the SLVC Notes that caused the SLVC Notes to automatically become due and payable. In June 1999, the holders of the SLVC Notes rescinded the acceleration and agreed to defer payment of $1.3 million of interest until maturity, but did not waive other defaults related to the non-payment by PFC of the 13 1/2% Notes. If the holders of the SLVC Notes accelerate the SLVC Notes and demand payment under the SLVC Notes and the Company guarantee and the Company is unable to refinance the SLVC Notes or sell all or a portion of its assets and realize proceeds sufficient to satisfy the debt, it is likely that SLVC and the Company will file for relief under Chapter 11 of the Bankruptcy Code. The Company is exploring refinancing alternatives for the SLVC Notes.

Pursuant to the terms of the 9 1/2% Notes, certain events related to the non-payment by PFC of the 13 1/2% Notes at maturity created events of default under the 9 1/2% Notes. The holders of the 9 1/2% Notes have not accelerated the 9 1/2% Notes, although no assurance can be given that the 9 1/2% Notes will not be accelerated. If the holders of the 9 1/2% Notes accelerate the payment of the 9 1/2% Notes, a default would occur under the 11% Notes which would permit the holders of the 11% Notes to accelerate that indebtedness. If the 9 1/2% Notes or the 11% Notes were to be accelerated and the Company is unable to refinance the indebtedness or sell all or a portion of its assets and realize sufficient proceeds to satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code. The Company is exploring refinancing alternatives for the 9 1/2% Notes. See
Note 6.

In January 1999, SFHI acquired for $3.6 million the approximate 21-acre parcel of undeveloped real property adjacent to the Santa Fe from Santa Fe Gaming. In connection with the closing of the transaction, a $1.6 million first mortgage note due December 1999 secured by the 21-acre parcel of real property was repaid. Management believes the cash consideration paid represents that which could have been negotiated between third parties in an arms length transaction.

NOTE 6 - LONG TERM DEBT, NET

As of June 30, 1999, the Company had $79.5 million in long-term debt, net of
(i) current maturities of $78.0 million, (ii) debt discount of $1.9 million, and (iii) debt obligations owned but not retired of $33.1 million of 11% Notes. The majority of such amounts mature in December 2000, comprised primarily of $99.4 million principal amount of 11% Notes, of which $33.1 million is held by SLVC.

If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes. See Note 5 and 7(f)

NOTE 7 - PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE AND LIABILITIES SUBJECT TO COMPROMISE

a.  Liabilities Subject to Compromise

Liabilities Subject to Compromise consist of $55 million of principal and approximately $8.0 million of accrued interest due on the 13 1/2% Notes as of June 30, 1999. The 13 1/2% Notes were issued in 1988 by PFC. The proceeds from such issuance were loaned to PHI to acquire the Pioneer. The loan is secured by a first priority deed of trust on the Pioneer which has been assigned to the trustee for the benefit of the holders of the 13 1/2% Notes. The 13 1/2% Notes are guaranteed by the Company. The 13 1/2% Notes matured on December 1, 1998, but were not paid at maturity.

The Company has continued accruing interest on the 13 1/2% Notes subsequent to the date the bankruptcy petition was filed in accordance with the terms of a consent solicitation (as defined in b. below). The outstanding principal and accrued interest due on the 13 1/2% Notes are the only Liabilities subject to compromise reported in the Consolidated Balance Sheet. See Note 3

b.  Consent Solicitation

In October and November 1998, consents were solicited from holders of 13 1/2% Notes pursuant to PFC's Offering Circular and Consent Solicitation Statement dated October 23, 1998 as amended (the "Consent Solicitation"). In November 1998, the Company received and accepted consents from holders of approximately 75%, or $45.8 million, of principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of Amended Notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the Consenting Holders agreed (a) to forbear until December 15, 2000 from exercising rights or remedies arising as a result of PFC's failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation.

In addition, Consenting Holders agreed to be bound by restrictions on the transfer or the sale of 13 1/2% Notes subject to the consents. Such 13 1/2% Notes may be transferred only if the transferee agrees to be bound by the Consent and PFC receives an appropriate opinion of counsel. An event of default may occur pursuant to the terms of the Consent Solicitation, if certain events have not occurred by December 31, 1999. Under such circumstances, holders of at least 75% of the aggregate Consented Bonds may terminate the consents.

Pursuant to the Consent Solicitation, in December 1998 PFC purchased on a pro-rata basis from all Consenting Holders an aggregate of $5.0 million principal amount of 13 1/2% Notes, plus accrued interest. PFC also expects to repurchase from non-consenting holders their pro-rata amount of 13 1/2% Notes (approximately $1.5 million) plus accrued interest through December 1, 1998 upon confirmation of the Amended Plan (See Note 7(c)). In addition, the Company provided collateral for its previously unsecured guarantee of the 13 1/2% Notes, through the pledge of stock of its subsidiaries SFHI, SR, Hacienda Hotel Inc., Sahara Nevada Corp. and Santa Fe Coffee Company and by the grant of liens on certain of its other assets.

c.  Petition for Relief Under Chapter 11

On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes in accordance with the Consent Solicitation. Contemporaneously with the filing of PHI's voluntary petition, PFC and PHI filed with the Bankruptcy Court a proposed joint plan of reorganization on substantially the same terms as contemplated by the Consent Solicitation and a proposed Disclosure Statement. On June 4, 1999, PHI and PFC filed their Amended Plan of Reorganization ("Amended Plan") and Disclosure Statement based on comments received from the Bankruptcy Court during hearings held in late May 1999. The Bankruptcy Court has scheduled a hearing on August 17, 1999 on the Amended Plan of Reorganization and Disclosure Statement. No assurance can be given that the Amended Plan will be confirmed.

PFC and PHI have received approval from the Bankruptcy Court to, among other items, (i) pay or otherwise honor certain of its pre-petition obligations, including employee wages, (ii) assume the management agreement between PHI and the Company, (iii) assume the land lease for approximately 6.5 acres on which a portion of the Pioneer is located and (iv) extend the exclusivity period for which the Amended Plan may be confirmed.

In addition, the Bankruptcy Court authorized partial payment of interest due June 1, 1999, in accordance with the Consent Solicitation. In July 1999 PFC paid in cash $1.4 million, representing 50% of the interest payment due June 1, 1999, to Consenting Holders, and deposited approximately $400,000 in a segregated account to be used to make payments to nonconsenting holders of the 50% of the interest accrued from December 1, 1998 to June 1, 1999 upon confirmation of the Amended Plan.

Upon confirmation, PFC intends to issue additional notes in an aggregate amount equal to the unpaid interest from June 1, 1998 to December 1, 1998 and the remaining 50% interest not paid in cash for the interest due from December 1, 1998 to June 1, 1999 , plus interest on the unpaid interest due December 1, 1998 and June 1, 1999 (See PIK Notes, discussion below).

In May 1999, the Company was advised that a Consenting Holder attempted to transfer or did transfer an interest in approximately $3.0 million principal amount of 13 1/2% Notes without complying with the restrictions on transfer. In July 1999, PFC commenced an adversary action seeking injunctive relief preventing the transfer without strict compliance with the terms of the restrictive legend.

d.  Plan of Reorganization

If the Amended Plan (or subsequent amended plans) is confirmed, PFC will issue a principal amount of 13 1/2% First Mortgage Notes (together with the PIK Notes, as defined below, the "Amended Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus (i) accrued interest as of December 1, 1998 and June 1, 1999 after giving effect to the redemption of approximately $1.5 million principal amount of 13 1/2% Notes, and (ii) accrued interest on the deferred interest amounts. The Amended Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the Amended Notes will be payable semiannually. The Amended Notes will mature on December 1, 2006. PFC will have the right to pay in kind up to 50% of the interest payable on each interest payment date through the fourth interest payment date (December 1, 2000) through the issuance of additional Amended Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the Amended Notes, including without limitation that interest on the PIK Notes will be payable 50% in cash and 50% through the fourth interest payment date through the issuance of additional PIK Notes. The Amended Notes will be redeemable at 100% of the principal amount plus accrued interest thereon, and unpaid to the date of purchase by PFC at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding Amended Notes or make an offer to repurchase all or a portion of the outstanding Amended Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. Moreover, one of the provisions of the Amended Notes will require that, on or before the date that is six months from the confirmation date of a plan of reorganization, PFC must complete an offer to repurchase $7.5 million principal amount of Amended Notes or purchase in the open market or otherwise acquire and retire a principal amount of Amended Notes that can be acquired with at least $7.5 million. If this requirement is not satisfied by the specified date, an event of default will occur under the Amended Notes. The Company will guaranty the payment of principal of, and premium, if any, and interest on, the Amended Notes, and the guaranty will be secured by a pledge of the common stock of its subsidiaries SFHI, SR, Hacienda Hotel, Inc., Sahara Nevada Corp. and Santa Fe Coffee Company and by liens on certain of its other assets.

The Amended Plan is subject to the approval of the Bankruptcy Court and the approval of certain classes of creditors. No assurance can be given that the Amended Plan will be confirmed.

e.  Involuntary Proceedings

In January 1999 Hudson Bay Partners, LLC, holder of approximately $4.7 million of the 13 1/2% Notes (the "Holder") who did not deliver consents pursuant to the Consent Solicitation delivered to the Company a proposal for treatment of its 13 1/2% Notes in a manner that was inconsistent with the terms agreed to by the Consenting Holders. The Company advised the Holder that it was reviewing its alternatives and would not take action with respect to the Holder's proposal at that time. Thereafter, the Holder and two other holders who purportedly held in the aggregate $3.1 million in principal amount of 13 1/2% Notes and who did not provide consents pursuant to the Consent Solicitation delivered demand notices for payment from the Company under its guarantee of the 13 1/2% Notes. On January 14, 1999, the three holders of 13 1/2% Notes filed involuntary bankruptcy petitions against PFC and the Company with the United States Bankruptcy Court for the District of Nevada. The Company did not believe that the three holders of 13 1/2% Notes complied with the requirements of the Bankruptcy Code for the commencement of the involuntary cases. On February 4, 1999 the Company and PFC filed motions to dismiss the involuntary petitions and sought such damages as provided by the Bankruptcy Code. These included costs and reasonable attorney's fees and, in the event the petitions were filed in bad faith, for all damages caused by such filings or punitive damages.

On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced its Chapter 11 proceedings. PFC has reserved its right to seek damages against the three non-consenting holders for improperly commencing the involuntary case against it. On March 19, 1999, the bankruptcy court suspended the involuntary case against the Company pursuant to Bankruptcy Code Section 305 and further ordered that the involuntary proceedings would be dismissed upon motion by the Company upon the Company's obtaining certain waivers of statutes of limitations regarding alleged avoidance actions. On August 5, 1999, the Company filed a motion for dismissal of the involuntary case, based on the court order on March 19, 1999.

f. Guarantee Litigation

The Company is the plaintiff in an action titled THE SANTA FE GAMING CORP. V. HUDSON BAY PARTNERS, ET AL., CV-S-99-00298-JBR (LRL). This action was instituted on March 11, 1999 in the United States District Court for the District of Nevada. The defendants are Hudson Bay Partners, LP, and David H. Lesser. The complaint includes causes of action for violation of Section 13(d) of the Securities and Exchange Act of 1934, breach of contract, fraud, violation of Nevada's Uniform Trade Secrets Act, and intentional interference with prospective economic advantage. The Company alleges that the defendants failed to comply with the requirements of Section 13(d) in connection with their purchases of the Company's preferred stock, and that defendants wrongfully obtained and used confidential and proprietary information. Pursuant to amended Section 13(d) filings, Hudson Bay Partners owns approximately 3.0 million shares or 33.19% of the Company's outstanding preferred stock.

The Company seeks all appropriate injunctive relief in connection with its
Section 13(d) claim, specific performance and consequential and compensatory damages in connection with its breach of contract claim, and compensatory and punitive damages in connection with its fraud and intentional interference with prospective economic advantage claims, and injunctive relief and punitive damages in connection with its claim under Nevada's Uniform Trade Secrets Act, as well as any other appropriate relief. On April 30, 1999, the court denied the Company's motion for preliminary injunction with respect to 13(d) claim.

On or about June 18, 1999, defendant Hudson Bay Partners, L.P. who alleges it holds approximately $4.7 million of the 13 1/2% Notes, filed a counterclaim against the Company in which it alleges that the Company is in default on its guarantee of the 13 1/2% Notes and seeks to recover the amounts it claims are past due on the 13 1/2% Notes. The Company has denied the allegations made by Hudson Bay Partners, L.P. in all material respects. On or about July 19, 1999, Hudson Bay Partners, L.P. filed a motion for summary judgment on its counterclaim and a request to have that judgment entered, which the Company has since opposed. No hearing date has been set on the motion, and no trial date has been scheduled in the action. Discovery is ongoing.

The Company is the defendant in a pending action titled GMS GROUP, LLC V. THE SANTA FE GAMING CORP., No. 99/602231. This action initially was instituted on or about April 9, 1999 by means of a motion for summary judgement in lieu of complaint filed in the Supreme Court for the State of New York, County of New York and this action was later reinstituted on or about May 5, 1999. GMS Group alleges that the Company is in default on its guarantee of the 13 1/2% Notes and seeks to recover the amounts it claims are past due on the 13 1/2% Notes. GMS Group alleges that it holds approximately $6.8 million of the 13 1/2% Notes. The Company has responded to GMS Group's motion by filing a motion to dismiss the action for lack of personal jurisdiction over the Company, or, in the alternative, to have the action transferred to a Nevada court. The Company has also responded to GMS Group's motion by asserting that GMS Group is not entitled to summary relief. Decision on the motions filed by GMS Group and the Company has been postponed until on or after August 23, 1999.

The Company is defending these lawsuits vigorously. Even if the Amended Plan is confirmed, any nonconsenting holders who vote to reject the Amended Plan or who do not vote to accept the Amended Plan would retain their rights with respect to the Company guarantee of the 13 1/2% Notes. If, despite the Company's vigorous defense, either GMS Group, LLC, Hudson Bay Partners L.P. or another 13 1/2% holder prevails in litigation against the Company to enforce payment on the guaranters of the 13 1/2% Notes, a money judgment could be entered against the Company in an amount equal to the outstanding principal amount plus accrued interest of the 13 1/2% Notes held by the prevailing party, plus fees and expenses. The Company does not have sufficient liquid assets to satisfy a judgment in favor of either GMS Group, LLC or Hudson Bay Partners L.P., and there is no assurance that the Company would be able to obtain any financing to enable the Company to do so. If a final judgment were to be rendered against the Company, it is likely that the Company would file for relief under chapter 11 of the Bankruptcy Code.

NOTE 8 - RELATED PARTIES

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

NOTE 9 - CONTINGENCY

On December 12, 1994 the Company and Santa Fe Gaming Corporation filed a lawsuit in the United States District Court in Nevada, naming Treasure Bay officers A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of
Section 10(b) and Rule 10b-5 of the Securities Exchange Act, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness.

On December 15, 1994, Francis L. Miller filed a lawsuit in the Mississippi Circuit Court, Second Judicial District, against the Company and Santa Fe Gaming Corporation, as well as Paul W. Lowden and Suzanne Lowden, alleging, among other things, that Santa Fe Gaming Corporation made certain misrepresentations which induced Francis Miller to entrust the management of his investments in Treasure Bay's two Mississippi casinos to Santa Fe Gaming Corporation and the Company and to sell the Company and Santa Fe Gaming Corporation a 20% ownership interest in Treasure Bay. The lawsuit was subsequently amended to remove Suzanne Lowden as a defendant. The Company and Santa Fe Gaming Corporation filed a successful motion to transfer this case to the United States District Court in Nevada.

The United States District Court in Nevada dismissed the Francis L. Miller lawsuit as originally filed in Mississippi Circuit Court. The Court permitted Mr. Miller to file the claims that he asserted in the dismissed action as counterclaims to the lawsuit filed by Santa Fe Gaming Corporation against Mr. Miller et al. on December 12, 1994 in the United States District Court, District of Nevada.

Extensive discovery has taken place in the consolidated litigation and limited discovery is continuing at this time. Each party has filed summary judgement motions in the case asking that the other party's claims be dismissed and for related relief. A hearing is scheduled for October 18, 1999 on the summary judgement motions. The Court may grant or deny either motion in whole or in part. Due to the complexity of the issues involved in the claims, the Company does not expect to receive a ruling on the motions on October 18, 1999. The Company expects that the Court is likely to take the motions under advisement after oral arguments and issue a written ruling at sometime after the hearing. All claims which remain after summary judgement will be subsequently set for trial.

Management is unable to predict with certainty the outcome of these proceedings, accordingly no potential recovery or reserve for loss has been recorded in the accompanying financial statements.

Management believes the lawsuit against the Company is without merit and intends to contest the suit vigorously. Management believes the ultimate outcome of these procedures will not have a material adverse effect of the Company's consolidated financial position. The Company has reported legal expenses and related costs of approximately $900,000 associated with the above legal proceedings.

See Note 7(f) - Guarantee Litigation, for a discussion of legal proceedings seeking to enforce payment by the Company with respect to its guarantee of the 13 1/2% Notes.

NOTE 10 - SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Supplemental statement of cash flows information for the nine month periods ended June 30, 1999 and 1998 is presented below:

                                                                            (dollars in thousands)
Operating Activities:                                                     1999                  1998
                                                                         -------               -------
     Cash paid during the period for
     interest, net of amount capitalized of
     $0 and $108 for 1999 and 1998, respectively                         $14,918               $22,456
                                                                         =======               =======

Investing and Financing Activities:
     Debt incurred in connection with the
     acquisition of machinery and equipment                              $   696               $ 9,431
                                                                         =======               =======

NOTE 11 - SEGMENT INFORMATION

The Company's management reviews the results of operations, certain assets, and additions to property and equipment based on the Company's primary operations conducted through PHI and SFHI. The subsidiary financial information is net of intercompany balances and before tax adjustments. In addition to the financial information set forth below: See Note 3, 4, 5, 6, 7, and 9 for additional discussion of subsidiary operations.


                                              Three Months Ended                 Nine Months Ended
                                         June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                         -------------    -------------    -------------    -------------
                                                  (dollars in thousands)
PIONEER HOTEL
-------------
Operating revenues                          $ 11,315        $  10,387         $ 34,055        $ 30,741
                                            ========        =========         ========        ========

Operating income (loss)                     $    (52)       $     157         $  2,233       ($    387)
                                            ========        =========         ========       =========

Interest expense                            $  1,853        $   2,027         $  5,670        $  6,098
                                            ========        =========         ========        ========

Depreciation and amortization               $    668        $   1,470         $  1,995        $  4,255
                                            ========        =========         ========        ========

Rents                                       $    181        $     179         $    542        $    661
                                            ========        =========         ========        ========

Capital expenditures                        $    217        $     187         $    728        $  2,329
                                            ========        =========         ========        ========

Identifiable assets                                                           $ 43,774        $ 92,516
                                                                              ========        ========

SANTA FE HOTEL
--------------
Operating revenues                          $ 20,851        $  18,272         $ 59,935        $ 53,408
                                            ========        =========         ========        ========

Operating income                            $  3,420        $   3,434         $ 10,799        $  9,288
                                            ========        =========         ========        ========

Interest expense                            $  3,680        $   3,690         $ 11,017        $ 10,400
                                            ========        =========         ========        ========

Depreciation and amortization               $  1,988        $   1,464         $  5,650        $  3,983
                                            ========        =========         ========        ========

Rents                                       $      0        $      30         $      0        $  1,244
                                            ========        =========         ========        ========

Capital expenditures                        $  1,718        $   1,686         $  6,846        $ 11,574
                                            ========        =========         ========        ========

Identifiable assets                                                           $ 86,875        $ 85,653
                                                                              ========        ========

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

In November 1998, the Company's subsidiary Pioneer Finance Corp. ("PFC") received and accepted consents from holders of approximately 75%, or $ 45.8 million principal amount of the outstanding 13 1/2% First Mortgage Bonds issued by PFC (the "13 1/2% Notes") and guaranteed by the Company pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") and to submit for confirmation a plan of reorganization that provides for the issuance of 13 1/2% First Mortgage Notes (the "Amended Notes") in satisfaction of the 13 1/2% Notes, which were not paid at maturity, pursuant to the terms set forth in PFC's Offering Circular and Consent Solicitation dated October 23, 1998, as amended (the "Consent Solicitation"), (ii) the Consenting Holders agreed (a) to forbear until December 15, 2000 from exercising rights or remedies arising as a result of the failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany mirror note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation. The consents may be terminated by the holders of at least 75% of the 13 1/2% Notes subject to consents if certain events have not occurred by December 31, 1999.

On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes in accordance with the Consent Solicitation. Contemporaneously with the filing of PHI's voluntary petition, PFC and PHI filed with the Bankruptcy Court a proposed joint plan of reorganization substantially on the same terms as contemplated by the

Consent Solicitation and a proposed disclosure statement ("Disclosure Statement"). On June 4, 1999, PHI and PFC filed their Amended Plan of Reorganization ("Amended Plan"). No assurance can be given that the Amended Plan that PFC and PHI filed with the Bankruptcy Court will be confirmed. The events related to the 13 1/2% Notes have created events of default under other indebtedness of the Company, and the Company is party to legal proceedings in which holders of the 13 1/2% Notes are seeking to enforce payment on the guarantees. (See below Liquidity - Corporate, SFHI, SLVC and Pioneer) (See part II--Other Information Legal Proceedings).

In the first nine months of fiscal 1999, 79.0% of the Company's net revenues was derived from casino operations, 17.0% from food and beverage operations, 4.5% from hotel operations and 9.8% from other operations such as bowling and ice skating ("other revenues"), less promotional allowances of 10.3%. The Company's business strategy emphasizes slot and video poker machine play. For the first nine months of fiscal 1999, approximately 87.8% of gaming revenues was derived from slot and video poker machines, while 8.2% of such revenues was from table games and 4.0% was from other gaming activities such as the race and sports book, poker, bingo and keno.

Set forth below is a discussion of the Company's results of operations for the nine and three months ended June 30, 1999 and 1998 on a consolidated basis and by property for each of the Santa Fe and Pioneer.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1999 AND 1998

CONSOLIDATED

NET OPERATING REVENUES. Consolidated revenues for the nine month period ended June 30, 1999 were $94.7 million, representing a $9.8 million, or 11.5%, increase from $84.9 million for the same period in the prior year. Revenues increased by $6.5 million at the Santa Fe and $3.4 million at the Pioneer.

OPERATING EXPENSE. Total operating expenses increased $7.8 million, or 9.9%, to $86.3 million in the nine months ended June 30, 1999 from $78.5 million in the nine months ended June 30, 1998. Total operating expenses as a percentage of revenue decreased to 91.1% in the nine months ended June 30, 1999 from 92.5% in the nine months ended June 30, 1998. Operating expenses increased by $6.0 million, or 13.5%, at the Santa Fe, $300,000, or 13.6% at SLVC, $700,000, or 2.2%, at the Pioneer, including $1.4 million reorganization expenses and legal described below, and $900,000 at the Company and its subsidiaries other than SLVC, PHI and SFHI (collectively "Corporate"), including $400,000 of legal expenses described below. The Company has recorded approximately a $1.8 million charge to earnings for reorganization and legal expenses, during the nine months ended June 30, 1999, representing costs and expenses in connection with the Amended Plan and legal expenses associated with certain legal proceedings. See Liquidity below.

OPERATING INCOME. Consolidated operating income for the nine month period ended June 30, 1999 was $8.4 million, representing a $2.0 million, or 30.9%, increase from $6.4 million for the same period in the prior year. Operating income increased by $600,000 at the Santa Fe and $2.6 million at the Pioneer and decreased by $900,000 at Corporate and $200,000 at SLVC.

OTHER EXPENSE. Consolidated interest expense for the nine month period ended June 30, 1999 was $19.2 million, representing a $400,000, or 2.1%, increase compared to $18.8 million for the same period in the prior year. Interest expense of SLVC increased by $300,000 in the current period due to the issuance of an additional $22.5 million for a total of $57.5 million principal amount of SLVC Notes in November 1997. Interest expense increased by $600,000 at the Santa Fe due to the issuance of $14.0 million principal amount of 9 1/2% Senior Secured Notes in April 1998 and decreased by $400,000 at the Pioneer due to the retirement of $5.0 million of 13 1/2% Notes in December 1998. During the quarter ended December 31, 1998, the Company reported costs and expenses in connection with an exchange offer and consent solicitation which was not consummated, resulting in an approximate $530,000 charge to earnings.

NET LOSS. Consolidated net loss for the nine month period ended June 30, 1999 was $11.3 million, representing a $1.1 million, or 8.6%, decrease compared to $12.4 million in the same period in the prior year. Net loss before income tax improved by $2.5 million at the Pioneer, offset by an increased net loss of $500,000 at SLVC. Net loss was unchanged at the Santa Fe. The Company did not record an income tax benefit in the current nine month period or the prior year's nine month period due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. The preferred stock accrued dividend rate increased to 11.5% effective April 1, 1999 from 11.0% beginning on October 1, 1998 and compared to an 8% dividend rate in the prior year. Consolidated net loss applicable to common shares was $12.9 million compared to $13.5 million in the prior year period.

SANTA FE

NET OPERATING REVENUES. Revenues at the Santa Fe increased $6.5 million, or 12.2%, in the nine months ended June 30, 1999 to $59.9 million as compared to $53.4 million in the same period in the prior year. Management believes that 1999 results were positively impacted by the (i) completion of construction of two new pylon signs in September 1998, (ii) installation of new gaming equipment in fiscal 1999 and 1998 and (iii) the growth in the number of residents in northwest Las Vegas. Casino revenues increased $5.1 million, or 12.1%, to $47.6 million from $42.5 million when compared to the same nine month period of 1998, due to the increase in volume and the introduction of new slot equipment. The increase in casino revenues was primarily due to an increase of $4.4 million, or 11.6%, in slot and video poker revenues to $41.8 million in the 1999 period from $37.4 million in the 1998 period. Other gaming revenues, including table game revenues, increased

$800,000, or 15.8%, primarily due to improved hold percentages in sports book, bingo and table games. Casino promotional allowances increased $400,000, or 8.7%, to $5.0 million in the 1999 period from $4.6 million in the 1998 period due to the increase in customer volume.

Hotel revenues decreased $100,000 or 4.2%, to $2.5 million for the nine months ended June 30, 1999 compared to $2.6 million for the nine months ended June 30, 1998, was caused by a 4.2% decrease in average daily room rate. Food and beverage revenues increased $400,000, or 4.2%, to $9.5 million, in the nine months ended June 30, 1999 from $9.1 million in the nine months ended June, 1998 due to an increase in the number of customers. Other revenues increased $1.5 million, or 39.9%, to $5.3 million in the nine months ended June 30, 1999 compared to $3.8 million in the nine months ended June 30, 1998, primarily due to the opening in February 1999 of an additional retail outlet.

OPERATING EXPENSE. Operating expenses increased $6.0 million, or 13.5%, to $50.1 million in the nine months ended June 30, 1999 from $44.1 million in the nine months ended June 30, 1998. Casino expenses increased $1.4 million, or 7.1%, to $20.8 million in the nine months ended June 30, 1999 from $19.4 million in the nine months ended June 30, 1998, related to the increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 43.6% in the nine months ended June 30, 1999 from 45.7% in the nine months ended June 30, 1998 due to spreading of fixed costs over a larger revenue base. Hotel expenses increased $100,000 or 11.3%, to $900,000 for the nine month periods ended June 30, 1999 from $800,000 for the period ended June 30, 1998. Food and beverage expenses increased $700,000, or 10.9%, to $7.3 million in the nine months ended June 30, 1999 from $6.6 million in the nine months ended June 30, 1998. Food and beverage expenses as a percentage of food and beverage revenues increased to 76.5% in the nine months ended June 30, 1999 from 71.9% in the nine months ended June 30, 1998, due to an increase in the cost of food sales for the 1999 period compared to the 1998 period, partially offset by a decrease in the cost of beverage sales. Other expenses increased $1.5 million, or 92.9%, to $3.1 million for the nine months ended June 30, 1999 compared to $1.6 million for the nine months ended June 30, 1998, primarily due to the costs associated with an additional retail outlet which opened February 1999.

Selling, general and administrative expenses increased $1.0 million, or 14.7% to $7.7 million in the nine months ended June 30, 1999 from $6.7 million in the nine months ended June 30, 1998, primarily due to legal expenses of $900,000 incurred in connection with proceedings involving the Company's investment in a minority owned business. Selling, general and administrative expenses as a percentage of revenues increased to 12.8% in the nine months ended June 30, 1999 from 12.5% in the nine months ended June 30, 1998 because of the increase in expenses. Utilities and property expenses decreased $300,000, or 7.7%, to $4.7 million in the nine months ended June 30, 1999 from $5.0 million in the nine months ended June 30, 1998, due to decreased rent expense for gaming and other equipment resulting from the purchase of equipment previously under lease, partially offset by an increase in property maintenance and utility expense. Utilities and property expenses as a percentage of revenues decreased to 7.8% in the nine months ended June 30, 1999 from 9.4% in the nine months ended June 30, 1999. Depreciation and amortization expenses increased $1.6 million, or 41.9%, to $5.6 million in the nine months ended June 30, 1999 from $4.0 million in the nine months ended June 30, 1998 due to the purchase of equipment which was previously under lease.

INTEREST EXPENSE. Interest expense increased $600,000 or 5.9%, to $11.0 million in the 1999 period from $10.4 million in the 1998 period due to an additional $14.0 million principal amount of debt incurred in April 1998 to purchase gaming and other equipment previously under lease and for other capital improvements.

NET LOSS. As a result of the factors discussed above, the Santa Fe recorded a pre-tax net loss of $1.1 million for the nine months ended June 30, 1999, unchanged from the nine months ended June 30, 1998.

PIONEER

NET OPERATING REVENUES. Revenues at the Pioneer increased $3.4 million, or 10.8%, to $34.1 million in the nine months ended June 30, 1999 as compared to $30.7 million in the same period in the prior year. Management believes that 1999 results were positively impacted by an improvement in the current period in the total gaming market revenues reported in Laughlin compared to prior periods.

Casino revenues increased $1.1 million, or 4.3%, to $27.1 million from $26.0 million when compared to the same nine month period of 1998. The increase in casino revenues was due to an increase of $1.2 million, or 5.2%, in slot and video poker revenues to $23.9 million in the 1999 period from $22.7 million in the 1998 period. Other gaming revenue, including table games, decreased $100,000, or 1.9%, due to decreased play in keno. Casino promotional allowances decreased $300,000, or 5.8%, to $4.7 million in the 1999 period from $5.0 million in the 1998 period.

Hotel revenues remained unchanged at $1.8 million for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, as a drop in occupancy rate to 68.2% from 79.4% was offset by a 16.4% increase in average daily room rate. The Pioneer has sought to obtain a higher room rate rather than increased occupancy. Food and beverage revenues decreased $300,000, or 4.7%, to $6.5 million in the nine months ended June 30, 1999 from $6.8 million in the nine months ended June 30, 1998, primarily due to a decrease in the amount of complimentary food and beverage provided to customers. Other revenues increased $2.2 million, or 195.3%, to $3.3 million in the nine months ended June 30, 1999 compared to $1.1 million in the nine months ended June 30, 1998 due to the opening in August 1998 of an additional retail outlet.

OPERATING EXPENSE. Operating expense increased $700,000, or 2.2%, to $31.8 million in the nine months ended June 30, 1999 from $31.1 million in the nine months ended June 30, 1998. Excluding a $1.4 million charge for reorganization expenses, operating expense decreased $700,000 or 2.2%.

Casino expenses decreased $500,000, or 4.1%, to $13.7 million, in the nine months ended June 30, 1999 from $14.2 million in the nine months ended June 30, 1998 due to a decrease in complimentary and marketing expenses. Casino expenses as a percentage of casino revenues decreased to 50.4% in the nine months ended June 30, 1999 from 54.8% in the nine months ended June 30, 1998. Hotel expenses remained unchanged at $600,000 for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. Food and beverage expenses decreased $400,000, or 9.8%, to $3.6 million in the nine months ended June 30, 1999 from $4.0 million in the nine months ended June 30, 1998 due to the decrease in food and beverage revenues and decreases in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 55.9% in the nine months ended June 30, 1999 from 59.0% in the nine months ended June 30, 1998. Other expenses increased $2.4 million, or 380.3%, to $3.0 million for the nine months ended June 30, 1999 compared to $600,000 for the nine months ended June 30, 1998 due to the cost associated with an additional retail outlet which opened in August 1998. Other expenses as a percentage of other revenues increased to 92.1% in the 1999 period from 56.6% in the 1998 period.

Selling, general and administrative expenses increased $200,000, or 3.0%, to $4.5 million in the nine months ended June 30, 1999 from $4.3 million in the nine months ended June 30, 1998. Selling, general and administrative expenses as a percentage of revenues decreased to 13.1% in the nine months ended June 30, 1999 from 14.1% in the nine months ended June 30, 1998. Utilities and property expenses remained unchanged at $3.0 million in the nine months ended June 30, 1999 and June 30,1998. Depreciation and amortization expenses decreased $2.3 million, or 53.1% to $2.0 million in the nine months ended
June 30, 1999 from $4.3 million in the nine months ended June 30, 1998 due to the write-down of the carrying value of the Pioneer's fixed and intangible assets in the fourth quarter of fiscal 1998, which was previously being depreciated or amortized. During the nine months ended June 30, 1999, PHI incurred costs and expenses in connection with the Amended Plan, resulting in a $1.4 million charge for reorganization expenses.

OTHER EXPENSE. Interest expense decreased $400,000, or 7.0%, to $5.7 million in the 1999 period from $6.1 million in the 1998 period due to the payment of approximately $5.0 million principal amount of 13 1/2% Notes in December 1998. During the quarter ended December 31, 1998, PHI incurred costs and expenses in connection with an exchange offer and consent solicitation relating to the 13 1/2% Notes. The exchange offer was not consummated, resulting in an approximate $530,000 charge to earnings.

NET LOSS. As a result of the factors discussed above, pre-tax net loss decreased $2.5 million, or 38.8%, to $4.0 million in the nine months ended June 30, 1999 from $6.5 million in the nine months ended June 30, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 AND 1998

CONSOLIDATED

NET OPERATING REVENUES. Consolidated revenues for the three month period ended June 30, 1999 were $32.3 million, representing a $3.5 million, or 11.8%, increase from $28.8 million for the same period in the prior year. Revenues increased by $2.6 million at the Santa Fe and $900,000 at the Pioneer.

OPERATING EXPENSE. Total operating expenses increased $5.4 million, or 20.3%, to $31.5 million in the three months ended June 30, 1999 from $26.1 in the three months ended June 30, 1998. Total operating expenses as a percentage of revenue increased to 97.6% in the three months ended June 30, 1999 from 90.7% in the three months ended June 30, 1998. Operating expenses increased by $3.6 million, or 23.7%, at the Santa Fe, $1.2 million, or 11.1%, at the Pioneer, including $1.0 million of reorganization expenses described below, $700,000 at Corporate, including $400,000 of reorganization expenses described below, and were unchanged at SLVC. The Company has recorded a $1.4 million charge to earnings for reorganization and legal expenses during the three months ended June 30, 1999, related to incurred costs and expenses in connection with the Amended Plan. See Liquidity below.

OPERATING INCOME. Consolidated operating income for the three month period ended June 30, 1999 was $800,000, representing a $1.9 million, or 70.9%, decrease from $2.7 million for the same period in the prior year. Operating income decreased by $200,000 at the Pioneer, by $900,000 at the Santa Fe, by $800,000 at Corporate and $100,000 at SLVC

OTHER EXPENSE. Consolidated interest expense for the three month period ended June 30, 1999 was $6.3 million, representing a $400,000, or 5.6%, decrease compared to $6.7 million for the same period in the prior year.

NET LOSS. Consolidated loss for the three month period ended June 30, 1999 was $5.6 million, representing a $1.6 million, or 38.6%, increase compared to $4.0 million in the same period in the prior year. Net loss before income tax increased by $900,000 at the Santa Fe and $100,000 at SLVC. Net loss at the Pioneer was unchanged.

The Company did not record an income tax benefit in the current quarter or the prior year's quarter due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. The preferred stock accrued dividend rate increased to 11.5% effective April 1, 1999, from 11.0% beginning October 1, 1998 as compared to an 8% dividend rate in the prior year. Consolidated net loss applicable to common shares was $6.1 million compared to $4.4 million in the prior year period.

SANTA FE

NET OPERATING REVENUES. Revenues at the Santa Fe increased $2.6 million, or 14.1%, in the three months ended June 30, 1999 to $20.9 million as compared to $18.3 in the same period in the prior year. Management believes that 1999 results were positively impacted by the (i) completion of construction of two new pylon signs in September 1998, (ii) installation of new gaming equipment in fiscal 1999 and 1998 and (iii) the growth in the number of residents in northwest Las Vegas.

Casino revenues increased $1.6 million, or 11.3%, to $16.3 million from $14.7 million when compared to the same three month period of 1998, due to an increase in the customer volume and the introduction of new slot equipment. The increase in casino revenues was primarily due to an increase of $1.4 million, or 10.6%, in slot and video poker revenues to $14.5 million in the 1999 quarter from $13.1 million in the 1998 quarter. Other gaming revenues, including table game revenues, increased $300,000, or 17.5%, primarily due to improved hold percentages in sports book, bingo and table games. Casino promotional allowances increased $100,000, or 8.8%, to $1.6 million in the 1999 quarter from $1.5 million in the 1998 quarter due to the increase in customer volume.

Hotel revenues decreased $100,000, or 10.3%, to $800,000 for the three months ended June 30, 1999 compared to $900,000 for the three months ended June 30, 1998, due to a decrease in occupied rooms. Food and beverage revenues increased $100,000, or 4.6%, to $3.1 million in the three months ended June 30, 1999 compared to $3.0 million in the three months ended June 30, 1998. Other revenues increased $1.0 million, or 79.3% to $2.3 million in the three months ended June 30, 1999 from $1.3 million in the three months ended June 30, 1998, primarily due to the opening in February 1999 of an additional retail outlet.

OPERATING EXPENSE. Operating expenses increased $3.6 million, or 23.7%, to $18.4 million in the quarter ended June 30, 1999 from $14.8 million in the quarter ended June 30, 1998. Casino expenses increased $500,000, or 7.8%, to $7.1 million in the three months ended June 30, 1999 from $6.6 million in the three months ended June 30, 1998, related to the increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 43.3% in the three months ended June 30, 1999 from 44.7% in the three months ended June 30, 1998 due to spreading of fixed costs over a larger revenue base. Hotel expenses remained unchanged at $300,000 for the three month periods ended June 30, 1999 and June 30, 1998. Food and beverage expenses increased $300,000, or 15.0%, to $2.5 million in the three months ended June 30, 1999 from $2.2 million in the three months ended June 30, 1998. Food and beverage expenses as a percentage of food and beverage revenues increased to 82.0% in the three months ended June 30, 1999 from 74.5% in the three months ended June 30, 1998, due to an increase in the cost of food sales for the 1999 quarter compared to the 1998 quarter, partially offset by a decrease in the cost of beverage sales. Other expenses increased $1.0 million, or 191.7%, to $1.5 million for the three months ended June 30, 1999 compared to $500,000 for the three months ended June 30, 1998, primarily due to the costs associated with the additional retail outlet which opened in February 1999.

Selling, general and administrative expenses increased $800,000, or 32.7%, to $3.2 million in the three months ended June 30, 1999 from $2.4 million in the three months ended June 30, 1998, primarily due to legal expenses of $900,000 incurred in connection with proceedings involving the Company's investment in a minority owned business. Selling, general and administrative expenses as a percentage of revenues increased to 15.4% in the three months ended June 30, 1999 from 13.3% in the three months ended June 30, 1998 because of the increase in expenses. Utilities and property expenses increased $200,000, or 19.5%, to $1.6 million in the three months ended June 30, 1999 from $1.4 million in the three months ended June 30, 1998, due to an increase in property maintenance and utility expense. Utilities and property expenses as a percentage of revenues increased to 7.9% in the three months ended June 30, 1999 from 7.6% in the three months ended June 30, 1998. Depreciation and amortization expenses increased $500,000, or 35.8%, to $2.0 million in the three months ended June 30, 1999 from $1.5 million in the three months ended June 30, 1998 due to the purchase in April 1998 of equipment which was previously under lease.

INTEREST EXPENSE. Interest expense was unchanged at $3.7 million in the 1999 quarter and the 1998 quarter.

NET LOSS. As a result of the factors discussed above, the Santa Fe recorded a pre-tax net loss of $1.2 million for the quarter ended June 30, 1999, as compared to a net loss of $300,000 in the quarter ended June 30, 1998.

PIONEER

NET OPERATING REVENUES. Revenues at the Pioneer increased $900,000, or 8.9%, to $11.3 million in the June 1999 quarter as compared to $10.4 million in the same period in the prior year. Management believes that 1999 results were positively impacted by an improvement in the Laughlin market compared to prior periods.

Casino revenues increased $200,000 or 2.0%, to $8.7 million from $8.5 million when compared to the same quarter of 1998. The increase in casino revenues was due to an increase of $400,000, or 5.4%, in slot and video poker revenues to $7.8 million in the 1999 period from $7.4 million in the 1998 period. Other gaming revenues, including table games, decreased $200,000, or 20.4%, due to decreased play and hold percentage in table games. Casino promotional allowances decreased $100,000, or 3.2%, to $1.5 million in the 1999 quarter from $1.6 million in the 1998 quarter.

Hotel revenues remained unchanged at $700,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, as a drop in occupancy rate to 69.4% from 79.1% was offset by a 13.4% increase in average daily room rate. The Pioneer has sought to obtain a higher room rate rather than increased occupancy. Food and beverage revenues decreased $100,000, or 5.1%, to $2.2 million in the three months ended June 30, 1999 from $2.3 million in the three months ended June 30, 1998 primarily due to a decrease in the amount of complimentary food and beverage provided to customers. Other revenues increased $800,000, or 192.4%, to $1.2 million in the three months ended June 30, 1999 compared to $400,000 in the three months ended June 30, 1998 due to the opening in August 1998 of an additional retail outlet.

OPERATING EXPENSE. Operating expense increased $1.2 million, or 11.1%, to $11.4 million in the quarter ended June 30, 1999 from $10.2 million in the quarter ended June 30, 1998. Excluding a $1.0 million charge for reorganization expenses, operating expense increased $100,000, or 1.2%. Casino expenses were unchanged at $4.5 million, in the three months periods ended June 30, 1999 and June 30, 1998. Casino expenses as a percentage of casino revenues decreased to 51.7% in the three months ended June 30, 1999 from 52.3% in the three months ended June 30, 1998. Hotel expenses remained unchanged at $200,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Food and beverage expenses decreased $200,000, or 10.6%, to $1.3 million in the three months ended June 30, 1999 from $1.5 million in the quarter ended June 30, 1998 due to the decrease in food and beverage revenues and decreases in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 59.2% in the three months ended June 30, 1999 from 62.8% in the three months ended June 30, 1998. Other expenses increased $900,000, or 422.7%, to $1.1 million for the three months ended June 30, 1999 compared to $200,000 for the three months ended June 30, 1998 due to the cost associated with the additional retail outlet which opened in August 1998. Other expenses as a percentage of other revenues increased to 93.8% in the 1999 quarter from 52.5% in the 1998 quarter.

Selling, general and administrative expenses were unchanged at $1.4 million in the three months ended June 30, 1999 and June 30, 1998. Selling, general and administrative expenses as a percentage of revenues decreased to 12.6% in the three months ended June 30, 1999 from 13.4% in the three months ended
June 30, 1998. Utilities and property expenses increased $100,000, or 7.3%, to $1.1 million in the three months ended June 30, 1999 from $1.0 in the three months ended June 30, 1998 primarily due to increased property maintenance expense. Depreciation and amortization expenses decreased $800,000, or 54.6%, to $700,000 in the three months ended June 30, 1999 from $1.5 million in the three months ended June 30, 1998 due to the write-down of the carrying value of the Pioneer's fixed and intangible assets in the fourth quarter of fiscal 1998, which was previously being depreciated or amortized. During the quarter ended June 30, 1999, PHI incurred costs and expenses in connection with the Amended Plan. Accordingly, PHI has recorded an approximate $1.0 million charge to earnings for reorganization and legal expenses. See Liquidity below.

OTHER EXPENSE. Interest expense decreased $100,000, or 8.6%, to $1.9 million in the 1999 quarter from $2.0 million in the 1998 quarter due to the payment of approximately $5.0 million principal amount of 13 1/2% Notes in December 1998.

NET LOSS. As a result of the factors discussed above, pre-tax net loss was unchanged at $1.9 million in the quarter ended June 30, 1999 from the quarter ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

LIQUIDITY. As of June 30, 1999, the Company held cash and cash equivalents of $13.7 million, compared to $22.7 million at September 30, 1998. Substantially all of the cash and cash equivalents was held by SFHI and PHI, and was subject to restrictions which prohibit distribution to the Company.

The Company's earnings from operations before interest, taxes, depreciation and amortization, rents, corporate expense and reorganization and certain legal expenses ("EBITDA") were $24.6 million for the nine months ended June 30, 1999, an increase of $3.9 million or 18.9% as compared to $20.7 million for the nine months ended June 30, 1998. EBITDA for the 1999 nine month period represents 1.25 times rent and interest expense, compared to 1.00 times rent and interest expense in the prior year nine month period. EBITDA was $7.7 million for the three months ended June 30, 1999, as compared to $7.3 million for the three months ended June 30, 1998, an increase of $400,000 or 5.5%. EBITDA for the 1999 three month period represents 1.18 times rent and interest expense, compared to 1.06 times rent and interest expense in the prior year three month period. Corporate expense and reorganization expenses were $900,000 and $1.4 million, respectively, in the current three month period. The Company allocated a portion of Corporate expense to its subsidiaries SFHI and PHI. Reorganization expenses represent primarily costs associated with the PFC and PHI bankruptcy proceedings and professional fees related to certain legal proceedings. (See "Liquidity and Capital Resources - Corporate" and Part II-Other Information). Certain legal expense includes $900,000 reported in connection with SFHI's investment in a minority owned business (See Liquidity-SFHI below).

EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"). It is included to provide additional information with respect to the Company's ability to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the Company's ability to service its debt. The Company's definition of EBITDA is not be the same as that of similarly captioned measures used by other companies.

CASH FLOW FROM OPERATING ACTIVITIES. The Company's cash provided by operations was $3.0 million for the nine months ended June 30, 1999 as compared to cash used in operations of $6.4 million for the prior year period. The increase in cash provided by operations was primarily due to improved cash flow at the Santa Fe and the Pioneer offset by increased interest expense at SFHI and SLVC and reorganization and legal expenses. The Company's principal uses of cash from operations are for principal payments on indebtedness and capital expenditures, including development costs for proposed projects, as well as reorganization expenses related to the PFC/PHI bankruptcy proceedings and ongoing legal proceedings.

CASH USED FOR INVESTING ACTIVITIES. Cash used in investing activities was $4.2 million during the nine month period ended June 30, 1999, as compared to $9.5 million during the nine month period ended June 30, 1998. In the 1999 period, the Company incurred $3.1 million of capital expenditures, comprised primarily of improvements at the Santa Fe and the Pioneer, and $1.1 million of development and other costs related to the Henderson property. The Company owns, through SLVC, an approximately 39 acre parcel of real property in Henderson, Nevada, located in the southeast Las Vegas Valley. The Company is evaluating the potential development of a hotel/casino and entertainment complex on this property. The Company has completed preliminary engineering and architectural drawings for the project. Any future development is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the Henderson property. (See Corporate and SLVC, below)

CASH FLOW FROM FINANCING ACTIVITIES. Cash used in financing activities was $7.7 million in the 1999 nine month period compared to cash of $20.3 million provided by financing activities during the same period in 1998. Cash used in financing activities in the current year period represents primarily a principal payment to repurchase and retire $5 million principal amount of the 13 1/2% Notes pursuant to the terms of the PFC Consent Solicitation and repayment of a $1.6 million first mortgage note secured by the approximate 21-acre parcel of undeveloped real property adjacent to the Santa Fe acquired by SFHI in January 1999 from the Company. Cash provided by financing activities in the prior year period represents primarily the net proceeds resulting from the issuance by SLVC of $22.5 million of additional SLVC Notes.

LIABILITIES SUBJECT TO COMPROMISE. The Company's subsidiary, PFC, had $55 million of principal and approximately $8.0 million accrued interest due on the 13 1/2% Notes as of June 30, 1999, which is presented as Liabilities Subject to Compromise in the consolidated Condensed Balance Sheet contained herein. (See General, above and Liquidity PHI, below)

CURRENT PORTION OF LONG TERM DEBT. The Company has approximately $78.0 million in current maturities of long term debt during the twelve-month period ending June 30, 1999, comprised primarily of $57.5 million principal amount of SLVC Notes issued by SLVC and guaranteed by the Company due December 1999 and in default and $14.0 million of 9 1/2% Notes issued by SFHI and guaranteed by the Company due December 2000 but in default.

Pursuant to the terms of the SLVC Notes, the nonpayment of the 13 1/2% Notes at maturity created an event of default under the SLVC Notes, and filing for relief under Chapter 11 by PFC and PHI created events of default under the SLVC Notes that caused the SLVC Notes to automatically become due and payable. In June 1999, the holders of the SLVC Notes rescinded the acceleration and agreed to defer payment of $1.3 million of interest until maturity, but did not waive other defaults related to the non-payment by PFC of the 13 1/2% Notes. If the holders of the SLVC Notes demand payment under the SLVC Notes and the Company guarantee and the Company is unable to refinance the SLVC Notes or sell all or a portion of its assets and realize proceeds sufficient to satisfy the debt, it is likely that SLVC and the Company will file for relief under Chapter 11 of the Bankruptcy Code. The Company is exploring refinancing alternatives for the SLVC Notes.

Pursuant to the terms of the 9 1/2% Notes, certain events related to the non-payment by PFC of the 13 1/2% Notes at maturity, created events of default under the 9 1/2% Notes. The holders of the 9 1/2% Notes have not accelerated the 9 1/2% Notes, although no assurance can be given that the 9 1/2% Notes will not be accelerated. The Company is exploring refinancing alternatives for the 9 1/2% Notes.

LONG TERM DEBT, NET. As of June 30, 1999, the Company had $79.5 million in long-term debt, net of (i) current maturities of $78.0 million, (ii) debt discount of $1.9 million, and (iii) the debt obligations owned but not retired of $33.1 million of 11% Notes. The majority of such amounts mature in December 2000, comprised primarily of $99.4 million principal amount of 11% Notes, of which $33.1 million is held by SLVC.

If the holders of the 9 1/2% Notes accelerate the payment of the 9 1/2% Notes, a default would occur under the 11% Notes which would permit the holders of the 11% Notes to accelerate that indebtedness. If the 9 1/2% Notes or the 11% Notes were to be accelerated and the Company is unable to refinance the indebtedness or sell all or a portion of its assets and realize sufficient proceeds to satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code.

If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes.

The Company's debt agreements restrict the distribution of cash from SFHI, PHI and SLVC to affiliates. Cash flows from these subsidiaries are not currently, and are not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness by such subsidiaries. Therefore, the Company and the subsidiaries other than SLUC, PHI and SFHI (collecively "Corporate") must rely on existing cash and available resources, consisting of subsidiary assets that may be disposed of or refinanced, as well as management fees payable by SFHI and PHI to provide liquidity to fund Corporate cash requirements including obligations that may arise as a result of the Company's guarantee of subsidiary debt. See more detailed discussion of Liquidity and Capital Resources for SLVC, PHI, SFHI and Corporate, below.

SFHI - At June 30, 1999, approximately $10.3 million of the Company's current assets, including approximately $6.7 million of cash and cash equivalents, was held by SFHI. Results of operations at the Santa Fe for the three and nine months ended June 30, 1999 generated EBITDA as defined, of $5.8 million and $17.4 million, respectively, compared to $5.2 million and $15.4 million of EBITDA in the 1998 period. EBITDA for the current three month period represents 1.56 and 1.58 rent and interest expense compared to 1.40 and 1.32 rent and interest expense in the same periods in the prior year. In the 1999 three and nine month periods, the Santa Fe reported no rent expense compared to approximately $0 and $1.2 million in the 1998 period. The Santa Fe reported corporate expenses of approximately $300,000 and $1.0 million in the 1999 three and nine month periods compared to $300,000 and $800,000 in the 1998 three and nine month periods.

SFHI's principal uses of cash from operations are for corporate expenses, interest payments on indebtedness and capital expenditures to maintain the Santa Fe. SFHI's interest payments in future periods will be increased as a result of the issuance of the 9 1/2% Notes in April 1998. Legal expenses of $900,000 were reported in fiscal 1999 in connection with proceedings involving the Company's investment in a minority owned business. Capital expenditures to maintain the Santa Fe in fiscal 1999 are expected to be approximately $3.5 million excluding the purchase of real property for $3.6 million from Santa Fe Gaming Corporation in January 1999. SFHI payments to SFGC for corporate expenses will increase in future periods based on the terms of a management agreement effective July 1999 which provides for a base fee of $120,000 per month and a variable fee payable under certain conditions equal to 2% of gross revenues not to exceed $1.5 million. Results for the nine month period ended June 30, 1999 improved compared to the same period in the prior year. However, results for the nine month period ended June 30,1999 are not necessarily indicative of results for the entire fiscal year.

Management believes that, based on operations for the three and nine month periods ended June 30, 1999, SFHI will have sufficient cash resources to meet its operating and debt service requirements through the twelve month period ending June 30, 2000, although no assurance can be given to that effect. However, If the holders of the 9 1/2% Notes were to accelerate that indebtedness, an event of default would occur under the 11% Indenture, which would permit the holders of the 11% Notes to accelerate that indebtedness.
If the Company were to file for relief under Chapter 11 under the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Note Indenture resulting in automatic acceleration of the 11% Notes. If the 9 1/2% Notes or 11% Notes were to be accelerated, SFHI would have to refinance its indebtedness or otherwise satisfy its debt obligations, and no assurance can be given that it would be able to do so. If the indebtedness of SFHI is accelerated and demand for payment is made under the Company guarantee and the Company is unable to satisfy the debt it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code. (See Long-Term Debt, Net, discussed above).

SLVC - At June 30, 1999, a minimal amount of cash and cash equivalents was held by SLVC. SLVC owns a 27-acre parcel of real estate on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. SLVC receives interest income on $33.1 million principal amount of 11% Notes which are held as collateral for the SLVC Notes. SLVC's principal use of cash is to satisfy principal and interest obligations on the SLVC Notes.

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

SLVC is exploring alternatives to satisfy the December 1999 maturity of the SLVC Notes, including but not limited to the sale of either the 27-acre parcel on Las Vegas Boulevard South or the Henderson property and refinancing or modification of the SLVC Notes. The Company has no arrangements for any refinancings, modifications, dispositions or other financings to satisfy the principal and interest obligations on the SLVC Notes and no assurance can be given that SLVC will successfully make such arrangements. If it is unable to do so, it will be unable to pay the SLVC Notes at maturity. If the indebtedness of SLVC is accelerated and a demand is made for payment under the Company's guarantee and the Company is unable to satisfy the debt, it is likely that SLVC and the Company would file for relief under Chapter 11 of the Bankruptcy Code. (See - Current Portion of Long -Term Debt discussed above)

CORPORATE - Approximately $1.5 million of the Company's current assets at June 30, 1999, including approximately $100,000 of cash and short-term investments, was held by Corporate. Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate's principal source of cash is received pursuant to management agreements with SFHI and PHI.

Corporate's principal uses of cash are for administrative and professional expenses, costs associated with the evaluation and development of proposed projects and debt service. Additional potential uses of cash by Corporate include obligations that may arise as a result of the Company's guarantee of subsidiary debt, including the 13 1/2% Notes not paid at maturity, the 9 1/2% Notes in default and the SLVC Notes in default, as well as the guarantee of the tenant loan if the Company terminates the lease subject to the parcel on Las Vegas Boulevard South owned by SLVC.

Two groups of holders of 13 1/2% Notes that did not deliver consents in the 1998 consent solicitation have filed lawsuits or conunterclaims against the Company seeking to enforce its guarantees of the 13 1/2% Notes. The Company is defending these lawsuits vigorously. Even if the Amended Plan is confirmed, any nonconsenting holders who vote to reject the Amended Plan or who do not vote to accept the Amended Plan would retain their rights with respect to the Company guarantee. If, despite the Company's vigorous defense, either GMS Group L.L.C., Hudson Bay Partners L.P. or another 13 1/2% holder prevails in litigation against the Company, to enforce payment on the guaranters of the 13 1/2% Notes a money judgement could be entered against the Company in an amount equal to the outstanding principal amount plus accrued interest of the 13 1/2% Notes held by the prevailing party, plus fees and expenses. The Company does not have sufficient liquid assets to satisfy a judgment in favor of either GMS Group L.L.C. or Hudson Bay Partners L.P., and there is no assurance that the Company would be able to obtain any financing to enable the Company to do so. If a final judgment were to be rendered against the Company, it is likely that the Company would file for relief under Chapter 11 of the Bankruptcy Code. See Part II Information, Item 1-Legal Proceedings for additional information.

Management believes that Corporate has sufficient working capital and available resources, primarily proceeds which may be available to Corporate from the possible disposition or refinance of subsidiary assets, or from possible modifications of subsidiary debt obligations to meet its cash requirements through the period ending June 30, 2000, excluding debt service obligations including guarantees, although no assurance can be given to that effect. If demand for payment is made under the Company's guarantee of subsidiary debt and it is unable to satisfy such debt, it is likely the Company would file for relief under Chapter 11 of the Bankruptcy Code. (See SFHI, PHI and SLVC)

PHI - At June 30, 1999, approximately $8.6 million of the Company's current assets, including approximately $6.7 million of cash and cash equivalents, was held by PHI.

Results of operations at the Pioneer for the three and nine months ended June 30, 1999 generated EBITDA as defined of $2.1 million and $6.9 million, approximately 1.01 and 1.12 times rent and interest expense, compared to $2.1 million and $5.4 million of EBITDA in 1998, or approximately .95 and .79 times rent and interest expense. Pioneer reported rent expense of approximately $200,000 and $500,000 in the 1999 three and nine month periods compared to $200,000 and $700,000 in the 1998 three and nine month periods.

Rent in future periods will be approximately the same as in the current quarter. Pursuant to the Consent Solicitaiton Pioneer has agreed to satisfy the semi-annual interest payment on the 13-1/2% Notes through December 2000 by making cash payments equal to 50% and issuance of additional PIK notes. (see discussion below, PFC and PHI Amended Plan). Pioneer reported corporate expenses of $250,000 and $800,000 in the 1999 three and nine month periods compared to $300,000 and $800,000 in the 1998 three and nine month periods pursuant to the terms of a management agreement entered into in connection with the Consent Solicitation effective January 1, 1999 under which the Company is to receive a fix fee of $83,334 per month through December 31, 1999. Commencing on January 1, 2000 the Company will receive a base fee of $63,334 per month plus a variable fee under certain conditions equal to $60,000 per quarter. Results for the three and nine month period ended June 30, 1999 improved compared to the same period in the prior year. However, results for the three and nine month period ended June 30, 1999 are not necessarily indicative of results for the entire fiscal year.

Although results of operations of the Pioneer have not been adversely impacted since the commencement of the Consent Solicitation in October 1998 or the filing for relief under Chapter 11 by PFC and PHI, no assurance can be given that such filing and the potential filing for relief under Chapter 11 by the Company and other subsidiaries of the Company, will not have a material adverse effect on the operations and financial condition of the Pioneer and PHI.

PHI's principal uses of cash are for reorganization expenses related to the bankruptcy proceedings, rent payments, corporate expenses, interest payments on the 13 1/2% Notes and capital expenditures to maintain the Pioneer. Reorganization expenses for the three month period were approximately $1.0 million related to the bankruptcy and related legal proceedings. Capital expenditures to maintain the Pioneer in fiscal 1999 are expected to be approximately $1.0 million.

Management believes that, based on operations for the three and nine month periods ended June 30, 1999, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending June 30, 2000, excluding debt service obligations on the 13 1/2% Notes, although no assurance can be given to that effect.

PFC had $ 55.0 million of principal and approximately $8.0 million accrued interest due on the 13 1/2% Notes as of June 30, 1999 which is presented as Liabilities Subject to Compromise in the consolidated Condensed Balance Sheet contained elsewhere herein. PFC did not pay the 13 1/2% Notes at maturity. See "General" and "Liabilities subject to compromise" above and "PFC and PHI Amended Plan" below for a discussion of bankruptcy proceedings involving PFC and PHI.

PFC and PHI Amended Plan

If the Amended Plan is confirmed, PFC will issue a principal amount of 13 1/2% First Mortgage Notes (together with the PIK Notes, as defined below, the "Amended Notes ") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued interest as of December 1, 1998 after giving effect to the redemption of approximately $1.5 million principal amount of 13 1/2% Notes plus 50% of the interest payable thereafter through the issuance date of the Amended Notes. The Amended Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the Amended Notes will be payable semiannually. The Amended Notes will mature on December 1, 2006. PFC will have the right to pay in kind up to 50% of the interest payable on each interest payment date through the fourth interest payment date ("December 1, 2000") through the issuance of additional Amended Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the Amended Notes, including without limitation that interest on the PIK Notes will be payable 50% in cash and 50% through the fourth interest payment date through the issuance of additional PIK Notes. The Amended Notes will be redeemable at 100% of the principal amount plus accrued interest thereon, and unpaid to the date of purchase by PFC at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding Amended Notes or make an offer to repurchase all or a portion of the outstanding Amended Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. Moreover, one of the provisions of the Amended Notes will require that, on or before the later of December 31, 1999 and the date that is six months from the confirmation date of a plan of reorganization, PFC must complete an offer to repurchase $7.5 million principal amount of Amended Notes or purchase in the open market or otherwise purchase and retire a principal amount of Amended Notes that can be acquired with at least $7.5 million. If this requirement is not satisfied by the specified date, an event of default will occur under the Amended Notes. The Company will guaranty the payment of principal of, and premium, if any, and interest on, the Amended Notes, and the guaranty will be secured by a pledge of the common stock of its subsidiaries SFHI, SR, Hacienda Hotel, Inc., Sahara Nevada Corp. and Santa Fe Coffee Company and by liens on certain of its other assets.

Giving effect to the issuance of Amended Notes as of the beginning of the period and assuming that PFC elects to pay 50% of the interest payment obligations through the fourth interest payment date (December 2000) through the issuance of PIK Notes, there would be $65.2 million principal amount of Amended Notes outstanding at maturity, assuming no repurchase and retirement of Amended Notes. The ratio of EBITDA less rent for real property to cash interest expense, assuming 50% of the interest on the 13 1/2% Notes is paid-in-kind, would have been 2.0-to-one for the twelve months ended June 30, 1999 and EBITDA less rent for real property and corporate expenses would have been 1.7-to-one for the twelve months ended June 30, 1999. Upon commencement of the requirement that all interest be paid in cash on the fifth interest payment date, the ratio of EBITDA to cash interest expense on the Amended Notes is expected to be less than one-to-one (assuming no offers to repurchase Amended Notes have been made). Therefore, it is expected that PFC would not generate sufficient cash from operations to be able to make the cash interest payment on the fifth interest payment date (without other available cash resources or without contributions from the Company), which would be an event of default under the indenture under which the Amended Notes will be issued. The Amended Plan will be subject to the approval of the Bankruptcy Court and the approval of certain classes of creditors. No assurance can be given that the Amended Plan submitted by PFC will be confirmed.

PREFERRED STOCK

The terms of the Company's Exchangeable Redeemable Preferred Stock, $.01 par value (the "Preferred Stock") provide that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the Preferred Stock for subordinated notes and to pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the Preferred Stock. The Company accrued the semi-annual Preferred Stock dividends due in fiscal years 1999, 1998 and 1997. Dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, as a result of which the preferred stockholders elected two directors to the Company's Board of Directors at the 1999 annual meeting of shareholders in addition to the directors elected by the common stockholders. Effective October 1, 1998 the dividend rate increased to 11.0% from 8.0%, beginning April 1, 1999 the dividend rate increased to 11.5% and the dividend rate will increase by 50 basis points each semi-annual period, up to a maximum of 16%, until the Preferred Stock is redeemed or exchanged. As of June 30, 1999, the aggregate liquidation preference of the Preferred Stock including accrued dividends is $23.6 million or $2.66 per share.

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

COSTS TO ADDRESS THE YEAR 2000 ISSUE. The Company estimates that it will spend approximately $650,000 on system upgrades and/or replacements and has incurred approximately $132,000 as of June 30, 1999. The Company believes that such amount, as well as remaining costs to address the Year 2000 issue, will not have a material effect on the liquidity or financial condition of the Company.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of the bankruptcy cases of PFC and PHI, litigation regarding Santa Fe Gaming Corporation's guarantee of the 13 1/2% Notes, competition, leverage and debt service, financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.

RECENTLY ISSUED ACCOUNTING STATEMENTS

The FASB recently issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not determined what effect, if any, adoption of SFAS 133 will have on the Company's future operations or financial condition.

The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" which is effective for fiscal years beginning after December 15, 1998. This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred. The initial application of this statement in October 1999 requires the Company to expense certain previously capitalized items as a cumulative effect of a change in accounting principle. Management believes that this SOP could have a material impact on the consolidated financial statements depending on the status of the Company's current and future expansion projects at the time of adoption of this standard.

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

     On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced its Chapter 11 proceedings. PFC has reserved its right to seek damages against the three non-consenting holders for improperly commencing the involuntary case against it. On March 19, 1999, the bankruptcy court suspended the involuntary case against the Company pursuant to Bankruptcy Code Section 305 and further ordered that the involuntary proceedings would be dismissed upon motion by the Company upon the Company's obtaining certain waivers of statutes of limitations regarding alleged avoidance actions. On August 5, 1999, the Company filed a motion for dismissal of the involuntary case based on the Court order on March 19, 1999

     The Company is the plaintiff in an action titled THE SANTA FE GAMING CORP. V. HUDSON BAY PARTNERS, ET AL., CV-S-99-00298-JBR (LRL). This action was instituted on March 11, 1999 in the United States District Court for the District of Nevada. The defendants are Hudson Bay Partners, LP, and David H. Lesser. The complaint includes causes of action for violation of Section 13(d) of the Securities and Exchange Act of 1934, breach of contract, fraud, violation of Nevada's Uniform Trade Secrets Act, and intentional interference with prospective economic advantage. The Company alleges that the defendants failed to comply with the requirements of Section 13(d) in connection with their purchases of the Company's preferred stock, and that defendants wrongfully obtained and used confidential and proprietary information.

      The Company seeks all appropriate injunctive relief in connection with its Section 13(d) claim, specific performance and consequential and compensatory damages in connection with its breach of contract claim, and compensatory and punitive damages in connection with its fraud and intentional interference with prospective economic advantage claims, and injunctive relief and punitive damages in connection with its claim under Nevada's Uniform Trade Secrets Act, as well as any other appropriate relief. On April 30, 1999, the court denied the Company's motion for preliminary injunction with respect to 13(d) claim.

     On or about June 18, 1999, defendant Hudson Bay Partners, L.P. filed a counterclaim against the Company in which it alleges that the Company is in default on its guarantee of the 13 1/2% Notes and seeks to recover the amounts it claims are past due on the 13 1/2% Notes. The Company has denied the allegations made by Hudson Bay Partners, L.P. in all material respects. On or about July 19, 1999, Hudson Bay Partners, L.P. filed a motion for summary judgment on its counterclaim and a request to have that judgment entered, which the Company has since opposed. No hearing date has been set on the motion, and no trial date has been scheduled in the action. Discovery is ongoing.

     The Company is the defendant in a pending action titled GMS GROUP, LLC
     V. THE SANTA FE GAMING CORP., No. 99/602231. This action initially was instituted on or about April 9, 1999 by means of a motion for summary judgement in lieu of complaint filed in the Supreme Court for the State of New York, County of New York and this action was later reinstituted on or about May 5, 1999. GMS Group alleges that the Company is in default on its guarantee of the 13 1/2% Notes and seeks to recover the amounts it claims are past due on the 13 1/2% Notes. The Company has responded to GMS Group's motion by filing a motion to dismiss the action for lack of personal jurisdiction over the Company, or, in the alternative, to have the action transferred to a Nevada court. The Company has also responded to GMS Group's motion by asserting that GMS Group is not entitled to summary relief. Decision on the motions filed by GMS Group and the Company has been postponed until on or after August 23, 1999.


Item 2 - Changes in Securities

      None


Item 3 - Defaults Upon Senior Securities

     PFC has $55 million of principal and approximately $8.0 million accrued interest due on the 13 1/2% Notes as of June 30, 1999 which is presented as Liabilities Subject to Compromise in the consolidated Condensed Balance Sheet contained elsewhere herein. In November 1998 PFC received and accepted consents from holders of approximately 75%, or $45.8 million principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the United States Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of Amended Notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the

      Consenting Holders agreed (a) to forbear until December 2000 from exercising rights or remedies arising as a result of the failure by PFC to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the inter-company mirror note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Offering Circular/ Consent Solicitation Statement. No assurance can be given that the Amended Plan will be confirmed.

     Pursuant to the terms of the SLVC Notes, the nonpayment of the 13 1/2% Notes at maturity created an event of default, and filing for relief under Chapter 11 by PFC and PHI created events of default under the SLVC Notes that caused the SLVC Notes to automatically become due and payable. In June 1999, the holders of the SLVC Notes rescinded the acceleration and agreed to defer payment of $1.3 million of interest until maturity, but did not waive other defaults related to the non-payment by PFC of the 13 1/2% Notes. If the holders of the SLVC Notes accelerate the SLVC Notes and demand payment under the SLVC Notes and the Company guarantee and the Company is unable to refinance the SLVC Notes or sell all or a portion of its assets and realize proceeds sufficient to satisfy the debt, it is likely that SLVC and the Company will file for relief under Chapter 11 of the Bankruptcy Code. The Company is exploring refinancing alternatives for the SLVC Notes.

     Pursuant to the terms of the $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes") which SFHI issued, certain events related to the non-payment by PFC of the 13 1/2% Notes at maturity, created events of default under the 9 1/2% Notes. The holders of the 9 1/2% Notes have not accelerated the 9 1/2% Notes, although no assurance can be given that the 9 1/2% Notes will not be accelerated. If the holders of the 9 1/2% Notes accelerate the payment of the 9 1/2% Notes, a default would occur under the 11% Notes which would permit the holders of the 11% Notes to accelerate that indebtedness. If the 9 1/2% Notes or the 11% Notes were to be accelerated and the Company is unable to refinance the indebtedness or sell all or a portion of its assets and realize sufficient proceeds to satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code. If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, resulting in automatic acceleration of the 11% Notes. The Company is exploring refinancing alternatives for the 9 1/2% Notes.

     The terms of the Company's Exchangeable Redeemable Preferred Stock, $.01 par value (the "Preferred Stock") provide that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the Preferred Stock for subordinated notes and to pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the Preferred Stock. The Company accrued the semi-annual Preferred Stock dividends due in fiscal years 1999, 1998 and 1997. Dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, as a result of which the preferred stockholders elected two directors to the Company's Board of Directors at the 1999 annual meeting of shareholders in addition to the directors elected by the common stockholders. Effective October 1, 1998 the dividend rate increased to 11.0% from 8.0%, beginning April 1, 1999 the dividend rate increased to 11.5% and the dividend rate will increase by 50 basis points each semi-annual period, up to a maximum of 16%, until the Preferred Stock is redeemed or exchanged. As of June 30, 1999, the aggregate liquidation preference of the preferred stock including accrued dividends is $23.6 million or $2.66 per share.

Item 4 - Submission of Matters to a Vote of Security Holders

          None

Item 5 - Other Information

          None



Item 6 - Exhibits and Reports on Form 8-K

  A.        Exhibits

            10.87 Management Agreement by and between Santa Fe Gaming Corporation and Santa Fe Hotel Inc. dated as of July 1, 1999

            10.88 Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998.

            10.89 First Amendment to Second Amended and Restated Note Purchase Agreement by and among Santa Fe Gaming Corporation, Sahara Las Vegas Corp, SunAmerica Life Insurance Company and Anchor National Life Insurance Company dated June 18, 1999.

            27       Financial Data Schedules

B.       Reports

             None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                       SANTA FE GAMING CORPORATION, Registrant



                                   By:   /s/ Thomas K. Land
                                        --------------------------------------
                                        Thomas K. Land, Chief Financial Officer

Dated: August 16,1999