Form 10-K405
period 1999-09-30
SANTA FE GAMING CORP
filed 1999-12-29
CIK 812482

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

    X    Annual report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934 for the fiscal year ended September 30, 1999 or

         Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

                          COMMISSION FILE NUMBER: 1-9481

                           SANTA FE GAMING CORPORATION

             (Exact name of registrant as specified in its Charter)

                  NEVADA                              88-0304348
------------------------------------------------------------------------------
       (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)            Identification No.)

4949 N. RANCHO DR., LAS VEGAS, NEVADA                         89130
------------------------------------------------------------------------------
(Address of principal Executive Office)                       (Zip Code)

Registrant's telephone number, including area code:  (702) 658-4300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS:
COMMON STOCK, PAR VALUE $.01 PER SHARE        OVER THE COUNTER BULLETIN BOARD
EXCHANGEABLE REDEEMABLE PREFERRED STOCK       OVER THE COUNTER BULLETIN BOARD

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

               The number of shares of common stock outstanding as of December 20, 1999, was 6,195,356. The market value of the common stock held by nonaffiliates of the Registrant as of December 20, 1999, was approximately $1,266,431. The market value was computed by reference to the closing sales price of $.6875 per share of common stock on the Over the Counter Bulletin Board as of December 20, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:
PART III HEREOF INCORPORATES BY REFERENCE PORTIONS OF THE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER SEPTEMBER 30, 1999).

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                     PART I


                                                                                                            PAGE
Item 1.        Business........................................................................................3
                      General..................................................................................3
                      Hotel and Casino Operations..............................................................4
                      Land Held for Development................................................................7
                      Nevada Regulations and Licensing.........................................................8
Item 2.        Properties.....................................................................................11
Item 3.        Legal Proceedings..............................................................................12
Item 4.        Submission of Matters to a Vote of Security Holders............................................19

                                     PART II

Item 5.        Market for the Registrant's Common Stock and Related
                      Security Holders Matters...............................................................19
Item 6.        Selected Financial Data........................................................................20
Item 7.        Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...................................................................21
Item 8.        Financial Statements and Supplementary Data....................................................38
Item 9.        Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure....................................................................72

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.............................................72
Item 11.       Executive Compensation.........................................................................72
Item 12.       Security Ownership of Certain Beneficial Owners and Management.................................73
Item 13.       Certain Relationships and Related Transactions.................................................73

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K................................73

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

         Santa Fe Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September 1993. The Company's primary business operations are conducted through two wholly-owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (together the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company, owns real estate through SFHI, adjacent to the Santa Fe, and through an indirect wholly-owned subsidiary of the Company, Sahara Las Vegas Corp. ("SLVC"), on Las Vegas Boulevard South (the "Strip").

         In November 1999, SLVC sold real property located in Henderson, Nevada to Station Casinos, Inc. In connection with the sale, the Company, SLVC, SFHI and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson area. Additionally, the Company and SFHI entered into a Right of First Refusal Agreement with the buyer, pursuant to which SFHI granted the buyer a 15-year right of first refusal, subject to certain exceptions, to purchase either capital stock or debt or other securities convertible into capital stock of SFHI or SFHI assets in the event SFHI sells a substantial portion of its assets. The Company granted the buyer a 15-year right of first refusal to buy any outstanding SFHI capital stock that the Company or its affiliates propose to sell.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, liabilities subject to compromise at September 30,1999 are $63.8 million. This amount reflects the principal and accrued interest on the 13 1/2% First Mortgage Bonds issued by Pioneer Finance Corp ("PFC"), which matured December 1, 1998 ( the "13 1/2% Notes") but were not paid. PFC and PHI filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in February and April 1999, respectively. The 13 1/2% Notes are guaranteed by the Company and the Company is party to legal proceedings in which holders of the 13 1/2% Notes are suing to enforce payment on the guarantees. (See Item 3. "Legal Proceedings"). Additionally, SFHI is in default under its 9 1/2% Notes issued by SFHI due December 2000 (the "9 1/2% Notes") as a result of the failure to pay the 13 1/2% Notes at maturity and the related PFC and PHI bankruptcies. The Company has also guaranteed substantially all of the other debt of its other subsidiaries, SLVC and SFHI. Furthermore, at September 30, 1999, current liabilities exceed current assets by approximately $5.5 million and there is a stockholders' deficiency of $59.2 million. The Company's inability to repay the 13 1/2% Notes, its net losses and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern.

         Management's plans regarding these matters include seeking confirmation of a joint plan of reorganization for PFC and PHI under the Bankruptcy Code and exploring refinancing alternatives for substantially all of its debt. The financial statements do not include any adjustments that might result from the consequences of the proceedings under Chapter 11 or pending litigation nor all adjustments that might be necessary should the Company be unable to continue as a going concern.

         The principal executive office of the Company is located at 4949 N. Rancho Dr., Las Vegas, Nevada 89130 and the telephone number is (702) 658-4300.

                           HOTEL AND CASINO OPERATIONS

         The Company's primary business operations are in the gaming industry and are conducted at the Santa Fe in Las Vegas, Nevada and the Pioneer in Laughlin, Nevada.

                        DESCRIPTION OF THE HOTEL-CASINOS

         The Santa Fe is located in Las Vegas, approximately nine miles northwest of downtown Las Vegas, adjacent to US-95 at the off-ramp for Rancho Road. The Santa Fe was built in 1991 on a 38-acre site and includes a 440,000 square foot facility, features a traditional southwestern decor, 200 hotel rooms, an 85,000 square foot casino with 1,665 slot and video poker machines and a wide range of table games, a 550-seat bingo room, a 180-seat race and sports book with 38 large screen televisions, an arcade and a variety of dining options, including three specialty restaurants, a 575-seat buffet and a 24-hour restaurant. The hotel features 200 rooms in a five-story tower. Each room features a mountain-view, is approximately 310 square feet, has a sitting area and a choice of king or two double beds. The hotel offers its guests a pool, spa and patio area. Additionally, the Santa Fe includes a Hockey League regulation size ice skating arena and a 60-lane state-of-the-art bowling center. Among the Santa Fe's five full-service bars is a lounge which features live entertainment nightly and overlooks the ice skating arena. The Santa Fe also includes convention and banquet seating for 500 people. During fiscal 1999, Santa Fe completed renovation of its 200 hotel rooms.

          The Pioneer, built in 1982, featuring a classical western architecture style, is located in Laughlin, Nevada, an unincorporated town on the Colorado River bordering Arizona. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6 1/2 acres of the 12 acres are subject to a 99-year ground lease (the "Pioneer Ground Lease") which, by its terms, is scheduled to terminate in December 2078. The leased land lies between and separates the remaining two parcels of land that are held in fee. The Pioneer is comprised of four buildings. One of the three motel buildings together with a portion of both the Pioneer's casino building and a second motel building are located on land subject to the Pioneer Ground Lease. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. The Pioneer features 920 slot machines and provides a range of table games, including blackjack ("21"), craps, a roulette wheel and a keno game. The first floor includes the casino, two bars, snack bar and gift shop, as well as a twenty-four hour restaurant, kitchen, smoke shop, special events area, restrooms and storage areas. A partial second floor houses a gourmet restaurant, administrative offices and banquet rooms. The three motel buildings were built in 1984 of frame construction and comprise approximately 66,000, 54,000 and 30,000 square feet, respectively. A total of 417 motel rooms are housed in the three buildings and improvements include a swimming pool and spa.

REVENUES

         The primary source of revenues to the Company's hotel-casinos is gaming, which represented 78.7%, 81.0% and 79.3% in 1999, 1998, and 1997, respectively, of total revenues in the respective fiscal years. The following table sets forth information regarding the approximate number of licensed games and gaming devices of the Santa Fe and the Pioneer as of September 30, 1999:


                                 SANTA FE      PIONEER       TOTAL
                                 --------      -------       -----
       Slot Machines               1,665         920         2,585

       Blackjack ("21")               19          11            30

       Craps                           2           2             4

       Roulette                        3           1             4

       Poker and Pan                   5           -             5

       Race/Sports Book                1           -             1

       Keno                            1           1             2

       Bingo                           1           -             1

       Other                           2           3             5

         The Santa Fe targets primarily (i) mature local Las Vegas gamers who desire a comfortable off-Strip gaming venue with favorable slot and video poker machine payouts, (ii) local Las Vegas families that seek a variety of recreational amenities that are separate from adult gaming activities, (iii) out-of-town hockey and bowling leagues that seek a southwest venue to conduct tournaments and (iv) out-of-town business and vacation travelers who desire off-Strip accommodations as well as friends and relatives of local residents who require accommodations. The occupancy rate at the Santa Fe for the last three fiscal years was 86.1% in fiscal 1999, 83.1% in fiscal 1998, and 84.6% in fiscal 1997.

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

          The Santa Fe uses an electronic players' club, the Desert Fortune Club (the "Club"), to capture player information, better identify customers and build customer retention and loyalty. The Santa Fe uses this information for database marketing and rewards. Club members receive targeted periodic mailings, including newsletters detailing activities and specials at the Santa Fe, invitations to special events and tournaments, coupons for complimentary or discounted dining and cheques redeemable for cash at the Santa Fe.

         The Pioneer targets primarily (i) mature, out-of-town customers residing in Central Arizona and Southern California, (ii) retirees who reside in the Northeast and Midwest United States and Canada, and travel to the Southwest United States during the winter months and (iii) local residents who reside in Laughlin, Nevada, in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rate at the Pioneer in each of the last three fiscal years was 69.2%, 76.9%, and 79.6% respectively, in fiscal years 1999, 1998, and 1997.

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

         The Pioneer has organized a program it calls the "Round-Up Club" established to encourage repeat business from frequent and active slot customers. A member of the Round-Up Club accumulate points in the member's account for play on a slot machine that can be redeemed for free gifts, food and beverages and cheques redeemable for cash. Pioneer management also uses the Round-Up Club membership list for direct mail marketing.

MANAGEMENT AND PERSONNEL

         At September 30, 1999, the Company employed 17 administrative personnel, and the Santa Fe and the Pioneer employed 1,200 and 730 persons, respectively.

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

COMPETITION

         In Las Vegas, hotels and gambling casinos compete primarily in three areas: on or near the Strip, within downtown Las Vegas and in the locals market. The Strip and downtown properties predominantly target out of-town-visitors, while local properties generally target residents of the Las Vegas Valley (the "Locals Market"). The Santa Fe targets the Locals Market and primarily the communities north and northwest of downtown Las Vegas. The Locals Market is highly competitive. The number of casinos catering to the Locals Market has increased in the last several years and some of these competitors have recently completed expansions or new projects. In addition, a hotel and casino is currently being built approximately eight miles west of the Santa Fe which is expected to open in 2000 and target the Locals Market. To a lesser extent the Santa Fe competes with all other casinos and hotels in the Las Vegas area, as well as other legalized forms of gaming and gaming operations in other parts of the state of Nevada and elsewhere. Certain states have legalized, and several other states are considering legalizing, casino gaming in designated areas.

         In addition to competing with the hotel-casinos in Laughlin, the Pioneer also competes with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line, as well as a growing number of Native American casinos in Laughlin's regional market. The Company believes the significant expansion of hotel and casino capacity in Las Vegas in recent years and the growth of Native American casinos in Laughlin's central Arizona and southern California feeder markets have had a negative impact on Laughlin hotel-casinos, including the Pioneer, by drawing visitors away from the Laughlin market. This has, in turn, resulted in increased competition among Laughlin hotel-casinos, including the Pioneer.

         On August 28, 1998 the California General Assembly, Senate and Governor approved legislation authorizing gaming operations on tribal lands pursuant to a form of compact. Prior to this date, such gaming operations were illegal in California. In addition, on November 3, 1998 California voters approved Proposition 5, which would have permitted Native American tribes that enter into agreements with the State of California pursuant to form of compact to conduct gaming activities including horse race wagering, gaming devices (including slot machines), banked card games and lotteries. On August 23, 1999 the California Supreme Court overturned Proposition 5. In response to this ruling, the California state legislature has placed a constitutional amendment, Proposition 1-A, on the March 2000 ballot that would exempt California tribes from the constitutional prohibitions against casino gaming and would allow the California Governor to compact with the tribes to conduct limited Las Vegas style gaming activities. The Governor, with the approval of the legislature, has entered into compacts with 59 California tribes that would allow the tribes to operate casino slot machines, banked card games, and lotteries, with an option to enter into a separate off-track betting compact. The compacts are contingent on the passage of the constitutional amendment, but would allow the tribes to operate as many as 115,000 slot machines in addition to banked card games and lotteries. Management believes that the development by Native Americans and others of casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, would have a material adverse effect on the Company's business and results of operation.

                            LAND HELD FOR DEVELOPMENT

LAS VEGAS, NEVADA

         The Company owns, through SLVC, an approximately 27-acre parcel of real property on the Strip, which it may use for possible future development. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operates. The lease may be terminated at any time by the Company; however, if it is terminated prior to 2004, the Company has agreed to pay a loan owed by the tenant to the prior owner which amortizes over the remaining life of the lease.

         The Company owns, through SFHI, an approximately 21-acre parcel of real property located next to the Santa Fe which it may use for possible future development.

         Any future development of these properties is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the properties.

See Item 2. "Properties" for further discussion of properties.

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

         Any stockholder found unsuitable and who beneficially owns, directly or indirectly, any securities or partner interests of a Registered Entity beyond such period of time as may be prescribed by the Nevada Gaming Authorities may be guilty of a gross misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so may be found unsuitable. A Registered Entity is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a security holder or partner, as the case may be, or to have any other relationship with it, such Registered Entity (a) pays the unsuitable person any dividends or property upon any voting securities or partner interests or makes any payments or distributions of any kind whatsoever to such person, (b) recognizes the exercise, directly or indirectly, of any voting rights in its securities or partner interests by the unsuitable person, (c) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain and specific circumstances or (d) fails to pursue all lawful efforts to require the unsuitable person to divest himself of his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

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

ITEM 2.  PROPERTIES

         The Santa Fe is located on a 38-acre site in the northwest section of Las Vegas, approximately nine miles from the north end of the Strip. The Santa Fe property is subject to a first priority deed of trust securing the $14.0 million principal amount of 9 1/2% Notes and a second priority deed of trust securing 11% First Mortgage Notes due December 15, 2000 ("11% Notes"). As of September 30, 1999, $99.4 million principal amount of the 11% Notes remain outstanding, and is reported in the consolidated Balance Sheet net of unamortized debt discount of $1.6 million and $33.1 million principal amount held by SLVC. SFHI is in default under the 9 1/2% Notes as a result of the failure to pay the 13 1/2% Notes at maturity and the related PFC and PHI bankruptcies. The holders of the 9 1/2% Notes have not accelerated the debt to date, but have the right to do so at any time. See Item 1. "Business Description of the Hotel-Casinos" for more detailed information regarding the Santa Fe.

         In January 1999, SFHI acquired for $3.6 million the approximate 21-acre parcel of undeveloped real property adjacent to the Santa Fe from Santa Fe Gaming. Management believes the cash consideration paid represents that which could have been negotiated between third parties in an arms length transaction.

         The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6 1/2 acres of the 12-acre Pioneer site is leased from an unaffiliated third party. The Pioneer property is subject to a first priority deed of trust securing the 13 1/2% Notes. As of September 30, 1999, $55.0 million principal amount of the 13 1/2% Notes was outstanding. See Item 1 "Business Description of the Hotel-Casinos" for more detailed information regarding the Pioneer.

         The Company owns 27 acres of real property located on the Strip. The property is subject to a ground lease, which the Company may terminate at any time. The Company has guaranteed payments by the tenant of a loan owed to the prior owner of the property ("tenant loan") and has agreed to pay the tenant loan in full in certain situations, including in the event the lease is terminated for any reason prior to its scheduled termination date of 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $4.2 million as of September 30, 1999. This property is subject to a first priority deed of trust securing the $43.0 million principal amount of 12% First Mortgage Notes due December 2000 (the "SLVC Notes").

ITEM 3.  LEGAL PROCEEDINGS

PETITION FOR RELIEF UNDER CHAPTER 11

         On February 23, 1999, PFC voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes in accordance with PFC's 1998 Consent Solicitation, described below. Contemporaneously with the filing of PHI's voluntary petition, PFC and PHI (collectively, the "Debtors") filed with the Bankruptcy Court a proposed Disclosure Statement and joint plan of reorganization as amended (the "Joint Plan"). The Joint Plan was filed in accordance with consents obtained from holders of approximately 75% of the outstanding principal amount of 13 1/2% Notes, pursuant to which PFC agreed to file for relief under Chapter 11 and the consenting holders agreed to vote to accept a plan of reorganization substantially similar to the treatment proposed in PFC's Consent Solicitation Statement, dated October 23, 1998, as amended, ("Consent Solicitation"). On August 30, 1999 the Bankruptcy Court approved the Disclosure Statement to accompany the Joint Plan. On October 25, 1999, the Debtors' proposed modifications to the Joint Plan to satisfy balloting thresholds without resoliciting the Joint Plan. (See below Joint Plan) The Bankruptcy Court ruled against the Debtors' proposed modification to the Joint Plan and ordered the Debtors' proposed modifications would require re-solicitation. The Court terminated the Debtors' exclusivity, expressly subject to reinstatement, thereby granting other parties in interest the right to file a plan to reorganize the Debtors'. On November 8, 1999 the Bankruptcy Court refused to permit a Disclosure Statement to accompany the Plan of Reorganization filed on behalf of Hudson Bay Partners LLC ("HBP"). On December 14, 1999, the Bankruptcy Court refused to approve a Joint Disclosure Statement to accompany the Plan of Reorganization filed by HBP and High River Partnership ("High River"). In addition, the Bankruptcy Court reinstated exclusivity for the Debtors and continued a hearing on the Debtors Disclosure Statement to accompany their Fourth

Amended Plan of Reorganization (See below "Modified Joint Plan" for more detailed discussion). No assurance can be given that the Modified Joint Plan will be confirmed.

         PFC and PHI have received approval from the Bankruptcy court to, among other items, (i) pay or otherwise honor certain of its pre-petition obligations, including employee wages, (ii) assume the management agreement between PHI and the Company, and (iii) assume the land lease for approximately 6 1/2 acres on which a portion of the Pioneer is located.

         PFC has continued accruing interest on the 13 1/2% Notes subsequent to the date the bankruptcy petition was filed in accordance with the terms of the Consent Solicitation. The principal and accrued interest due on the 13 1/2% Notes is $63.8 million as of September 30, 1999 and are reflected as Liabilities subject to compromise reported in the Consolidated Balance Sheet included elsewhere in this Annual Report on Form 10K.

CONSENT SOLICITATION

         In November 1998, the Company received and accepted consents from holders of approximately 75%, or $45.8 million, of principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the Bankruptcy Code and to submit for confirmation of a plan of reorganization that provides for issuance of Amended Notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the consenting holders agreed (a) to forbear until December 15, 2000 from exercising rights or remedies arising as a result of PFC's failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation. In addition, the Company provided collateral for its previously unsecured guarantee of the 13 1/2% Notes, through the pledge of stock of certain of its subsidiaries including SFHI and SR, the majority owner of the stock of SLVC, and by the grant of liens on certain of its other assets. In addition, consenting holders agreed to be bound by restrictions on the transfer or sale of 13 1/2% Notes. 13 1/2% Notes subject to Consents may be transferred only if the transferee agrees to be bound by the terms of the Consent Solicitation.

         Pursuant to the terms of the Consent Solicitation, because certain events will not occurred by December 31, 1999, holders of at least 75% of the aggregate 13 1/2 Notes subject to consent may terminate the consents.

         Pursuant to the Consent Solicitation, in December 1998 PFC purchased on a pro-rata basis 10.83% principal amount from all consenting holders, representing an aggregate of $5.0 million principal amount of 13 1/2% Notes, plus accrued interest. In July 1999 PFC paid in cash $1.4 million for 50% of the interest payment due June 1, 1999 to consenting holders. In December 1999, the Court approved payment in cash $1.4 million for 50% of the interest due December 1, 1999 to consenting holders. In a separate motion, the court approved payment in cash of approximately $800,000 representing 50% of the interest due on June 1, 1999 and December 1, 1999 payable to non-consenting holders and approximately $1.4 million representing the 10.83% pro-rata principal redemption plus accrued interest, to non-consenting holders, which pro-rata amount was previously paid to consenting holders in December 1998 for their pro-rata portion upon confirmation of the plan.

          In May, 1999, the Company was advised that a Consenting Holder attempted to transfer or did transfer an interest in approximately $3.0 million principal amount of 13 1/2% Notes without complying with the restriction on transfer. In July 1999, PFC commenced an adversary action seeking injunctive relief preventing the transfer without strict compliance with the terms of the restrictive legend.

         On November 10, 1999, Hudson Bay Partners LP, ("HBP"), commenced an adversary proceeding against the Debtors and the Company seeking declaratory and injunctive relief contesting, among other matters, the validity of the consents obtained in the Consent Solicitation. On December 13, 1999 the Bankruptcy Court refused to enter a final judgment regarding the enforceability of the consents obtained pre-petition in the Consent Solicitation, but preliminarily (1) determined the consents to be invalid and
(2) enjoined the Debtors and the Company from stating that they will seek to enforce the Consents. If the consents are ultimately held to be unenforceable, the Company intends to seek recission of the grants of security interests, securing its guaranty of the 13 1/2% notes. The Bankruptcy Court has tentatively scheduled the matter for trial and established deadlines for discovery which may not occur prior to balloting on the Debtors' joint plan.

JOINT PLAN

         On October 21, 1999, the Company's subsidiaries, PFC and PHI filed a ballot report with respect to PFC's and PHI's Second Amended Plan of Reorganization ("Joint Plan"), indicating that ballots were received as outlined in the table below from holders of PFC's 13 1/2% Notes.

              Number of Votes From Holders of Class 3 Claims


         Total number of votes:               656        100.00%
         Number of acceptances:               557         84.91%
         Number of rejections:                 99         15.09%


                      Amount of Class 3 Claims Voted

         Total Amount Voted:          $48,388,592        100.00%
         Amount of Acceptances:        34,788,333         71.87%
         Amount of Rejections:         13,610,259         28.13%

         On October 25, 1999, PFC and PHI commenced confirmation hearings on the Joint Plan. Pursuant to the Joint Plan, the Debtors were required to meet certain additional thresholds to confirm the Joint Plan, including receiving ballots in favor of the plan equal to sixty-seven (67%) of the total principal amount of 13 1/2% Notes ($54,972,389). The percentage of acceptances received represented approximately 63.27% of the total outstanding principal amount of 13 1/2% Notes.

         The Debtors received ballots aggregating approximately $8.1 million principal amount of 13 1/2% Notes against the Joint Plan from holders of 13 1/2% Notes who had agreed to support the Joint Plan in connection with a Consent Solicitation, including, one holder who acquired approximately $6.2 million of consented 13 1/2% Notes subsequent to the Consent Solicitation pursuant to the terms of the restricted legend on the consented bonds, in which the holder agreed to vote to accept a plan of reorganization substantially similar to the treatment proposed in the Consent Solicitation. The Debtors have commenced legal proceedings to seek specific performance from certain of the Consenting Holders of the 13 1/2% Notes who voted against the Joint Plan. The Debtors proposed certain modifications to the Joint Plan to eliminate the additional threshold without resoliciting the Joint Plan, as modified, which were not permitted at the hearing with the Court ruling that proposed modifications would require future solicitation.

MODIFIED JOINT PLAN

         On December 17, 1999 the Debtors filed a Disclosure Statement to accompany the Fourth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). On December 22, 1999, the Bankruptcy Court continued a hearing on the Disclosure Statement attached to the Modified Joint Plan to December 29, 1999 and set confirmation hearings for the Modified Joint Plan for February 2, 2000.

         If the Modified Joint Plan is confirmed, PFC will issue a principal amount of 13 1/2% First Mortgage Notes (together with the pay-in-kind notes, as described below, the "Amended Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued and unpaid interest from June 1, 1998 through December 1, 1999. The Company and its affiliates, other than the Debtors, have committed at least $20.0 million to the Debtors on the Effective Date of the Modified Joint Plan ("SFGC Contribution"). The SFGC Contribution can be satisfied through a contribution of a combination of 13 1/2% Notes, valued at principal amount plus accrued interest, and cash. In addition, on or about the Effective Date of the Modified Joint Plan, the Debtors will make an offer to repurchase up to $2.0 million of principal and accrued interest on the 13 1/2% Notes ("Dutch Auction"). Upon completion of the SFGC Contribution, the pledge of the SFHI Common Stock granted in connection with the Consent Solicitation will be released. The Amended Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the Amended Notes will be payable semiannually. The Amended Notes will mature on December 1, 2006, though the Debtors reserve the right to shorten the maturity date prior to or at the Confirmation hearing. PFC will have the right to pay in kind up to 50% of the interest payable on June 1, 2000 and December 1, 2000 through the issuance of additional Amended Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the Amended Notes. The Amended Notes will be redeemable at 100% of the principal amount plus accrued and unpaid interest thereon, at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding Amended Notes or make an offer to repurchase all or a portion of the outstanding Amended Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. The Company will guarantee the payment of and interest on, the Amended Notes, and the guaranty will be secured by a pledge of the common stock of certain subsidiaries, including SR, and by liens on certain of its other assets.

         The Modified Joint Plan is subject to the approval of the Bankruptcy Court. No assurance can be given that the Joint Plan will be confirmed.

INVOLUNTARY PROCEEDINGS

         In January 1999, a purported holder of approximately $4.7 million of the 13 1/2% Notes (the "Holder") who did not deliver consents pursuant to the Consent Solicitation delivered to the Company a proposal for treatment of its 13 1/2% Notes in a manner that was inconsistent with the terms agreed to by the Consenting Holders. The Company advised the Holder that it was reviewing its alternatives and would not take action with respect to the Holder's proposal at that time. Thereafter, the Holder and two other holders who purportedly held in the aggregate $3.1 million in principal amount of 13 1/2% Notes and who did not provide consents pursuant to the Consent Solicitation delivered demand notices for payment from the Company under its guarantee of the 13 1/2% Notes. On January 14, 1999, the three holders of 13 1/2% Notes filed involuntary bankruptcy petitions against PFC and the Company with the United States Bankruptcy Court for the District of Nevada. The Company did not believe that the three holders of 13 1/2% Notes complied with the requirements of the Bankruptcy Code for the commencement of the involuntary cases. On February 4, 1999, the Company and PFC filed motions to dismiss the involuntary petitions and sought such damages as provided by the Bankruptcy Code. These included costs and reasonable attorney's fees and, in the event the petitions were filed in bad faith, for all damages caused by such filings or punitive damages.

         On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced its Chapter 11 proceedings. PFC has reserved its right to seek damages against the three non-consenting holders for improperly commencing the involuntary case against it. On March 19, 1999, the bankruptcy court suspended the involuntary case against the Company pursuant to Bankruptcy Code Section 305 and further ordered that the involuntary proceedings would be dismissed upon the Company's obtaining certain waivers of statutes of limitations regarding alleged avoidance actions. On August 20, 1999, the Bankruptcy Court dismissed the involuntary petition based on the waivers filed by the Company and subject to the Company filing a supplemental agreement and declaration by an insider with respect to certain transactions.

         If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under which SFHI's outstanding indebtedness was issued, which would result in automatic acceleration of the 11% Notes.

GUARANTEE LITIGATION -  HUDSON BAY

     The Company is the plaintiff in an action titled THE SANTA FE GAMING CORP. V. HUDSON BAY PARTNERS, ET AL., CV-S-99-00298-JBR (LRL). This action was instituted on March 11, 1999 in the United States District Court for the District of Nevada. The defendants are Hudson Bay Partners, LP, ("HBP"), and David H. Lesser. The complaint includes causes of action for violation of
Section 13(d) of the Securities and Exchange Act of 1934, breach of contract, fraud, violation of Nevada's Uniform Trade Secrets Act, and intentional interference with prospective economic advantage. The Company alleges that the defendants failed to comply with the requirements of Section 13(d) in connection with their purchases of the Company's preferred stock, and that defendants wrongfully obtained and used confidential and proprietary information. Based on its Schedule 13D filings, HBP owns approximately 3.0 million shares or 33.19% of the Company's outstanding Preferred Stock.

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

         On or about June 18, 1999, defendant HBP, who alleges it holds approximately $4.7 million of the 13 1/2% Notes, filed a counterclaim against the Company in which it alleges that the Company is in default on its guarantee of the 13 1/2% Notes and seeks to recover the amounts it claims are past due on the 13 1/2% Notes. The Company has denied the allegations made by HBP in all material respects. On or about July 19, 1999, HBP filed a motion for summary judgment on its counterclaim and a request to have that judgment entered, which the Company has opposed. No hearing date has been set on the motion, and no trial date has been scheduled in the action. Discovery is on going.

         The Company is defending this lawsuit vigorously. Even if the Modified Joint Plan is confirmed, any holders who vote to reject the Modified Joint Plan or who do not vote to accept the Modified Joint Plan would retain their rights with respect to the Company's guarantee of the 13 1/2% Notes.
If, despite the Company's defense, HBP or another 13 1/2% holder prevails in litigation against the Company to enforce payment on the guarantees of the 13 1/2% Notes a money judgment could be entered against the Company in an amount equal to the outstanding principal amount plus accrued interest of the 13 1/2% Notes held by the prevailing party, plus fees and expenses. The Company does not have sufficient liquid assets to satisfy a judgment in favor of all holders of 13 1/2% Notes and there is no assurance that the Company would be able to obtain any financing to enable the Company to do so. If a final judgment were to be rendered against the Company, it is likely that the Company would file for relief under Chapter 11 of the Bankruptcy Code.

 GUARANTEE LITIGATION - GMS

         The Company is the defendant in a pending action titled GMS GROUP, LLC V. THE SANTA FE GAMING CORP., No. 99/602231. This action initially was instituted on or about April 9, 1999 by means of a motion for summary judgement in lieu of a complaint filed in the Supreme Court for the State of New York, County of New York and this action was later reinstituted on or about May 5, 1999. GMS Group, LLC ("GMS") alleges that the Company is in default on its guarantee of the 13 1/2% Notes and seeks to recover the amounts it claims are past due on the 13 1/2% Notes. GMS alleges that it holds approximately $6.8 million of the 13 1/2% Notes. The Company filed a motion to dismiss the action for lack of personal jurisdiction over the Company, or, in the alternative, to have the action transferred to a Nevada court.

         On September 8, 1999 the Company and GMS entered into a Forbearance Agreement. Generally, the terms of the Forbearance Agreement require (i) suspension of the New York litigation until May 31, 2000 (subject to early termination as of December 31, 1999 because the Joint Plan will not have been confirmed by December 31, 1999,) (ii) an affirmative vote by GMS in favor of the Modified Joint Plan, (iii) reimbursement to GMS for its incurred legal fees and expenses, and (iv) a waiver by the Company of any defenses and right to oppose the motion for summary judgment brought by GMS in the New York litigation. Because the Modified Joint Plan will not be confirmed by December 31, 1999, the continued forbearance after that date will at the discretion of GMS. Additionally, GMS will be free to vote on a competing plan of reorganization. If GMS were to terminate the Forbearance Agreement, it would be entitled to obtain a judgement against the Company for non-payment on the quarantee of the $6.8 million principal amount of 13 1/2% Notes it holds. If the Company were unable to satisfy the judgement, it is likely the Company would file for relief under Chapter 11 of the Bankruptcy Code.

TREASURE BAY - SECURITIES LITIGATION

         On December 12, 1994, the Company and SFHI filed a lawsuit in the Court, naming Treasure Bay officers A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness. The defendants have filed answers to the complaint and discovery is continuing.

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

         The Court dismissed the Francis L. Miller lawsuit as originally filed in Mississippi Circuit Court. The Court permitted Mr. Miller to file the claims that he asserted in the dismissed action as counterclaims to the lawsuit filed by the Company against Messrs. Miller, Rankin, Hendrix and Burkholder on December 12, 1994 in the Court. Thus, the two lawsuits were combined. The parties to the combined litigation have concluded most of the formal discovery involved in this case. Each party has filed summary judgment motions in the case asking that the other party's claims be dismissed and for related relief. A hearing was conducted on October 18, 1999 on the summary judgement motion.

         On December 7, 1999, the Court issued its Orders on the summary judgment motions filed by the parties. The Court partially granted the Company's motion for summary judgment to some of the claims disputed by Miller in his cross-complain, but left some issues to be decided for trial. The Court also denied Miller, et al's motion for summary judgment dismission the Company's remaining claims, thereby ensuring that the matter will eventually proceed to trial against the defendants, very likely sometime the late Spring 2000. However, the Court granted one of the Miller defendants' motions for summary judgment, in effect, precluding one of the claims made by the Company from the raised at trial. The Company has filed a Motion for Reconsideration of the ruling with the Court on the grounds that the Court misinterpreted the law in granting the motion. It is anticipated the the Court will issue a ruling on the Company's Motion for Reconsideration within the next 2-3 months. A trial date will then be set to decide the remaining claims asserted against the Defendants.

POULOS V. CAESAR'S WORLD, INC., ET AL. AND AHERN V. CAESAR'S WORLD, INC.,
ET AL.

         The Company is a defendant in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled POULOS V. CAESAR'S WORLD, INC., ET AL., AHERN V. CAESAR'S WORLD, INC., ET AL. and SCHRIER V. CAESAR'S WORLD, INC., ET AL., along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the "Court"). Also named as defendants in these actions are many of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

         In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs' filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion and the Court has not yet ruled on the motion to certify the class. If the Court denies the status certification then the case cannot go forward as a class action. If the Court certifies a class then the parties will proceed to meet discovery.

See Item 1. "Business Hotel-Casino Operations - Management and Personnel" for a discussion of certain labor matters.

         In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

         The Company's Common Stock is traded on the Over the Counter Bulletin Board (the "OTCBB") under the symbol "SGMG". Prior to April 1999, the Company's Common Stock was listed on the American Stock Exchange (the "AMEX").

         The closing sales price of the Common Stock on December 20, 1999, as reported by the OTCBB was $0.6875 per share. The tables below set forth the high and low closing sales prices by quarter for the fiscal years ended September 30, 1999 and 1998 for the Common Stock, as reported by the OTCBB for the third and fourth quarter of 1999 and by the AMEX for the first and second quarter of 1999 and all of 1998.



           FISCAL 1999    FIRST    SECOND      THIRD     FOURTH
       ------------------------------------------------------------
           High           $0.94     $1.00      $1.23      $0.94
           Low            $0.31     $0.31      $0.25      $0.63


           FISCAL 1999    FIRST    SECOND      THIRD     FOURTH
       ------------------------------------------------------------
           High           $1.00     $2.75      $1.69      $1.31
           Low            $0.69     $0.69      $1.25      $0.56

         The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 887 common stockholders of record as of December 20, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below sets forth a summary of selected financial data of the Company for the years ended September 30 (dollars in thousands, except per share amounts):


                                        1999        1998        1997         1996        1995
                                      --------    --------    --------     --------    --------
Total Revenues, net(1)                $125,607    $112,849    $104,989     $148,432    $251,109

Net Income (Loss)
     Before Extraordinary Items,        $(17,775)   $(62,343)   $(13,713)    $  9,739    $(23,183)
     net of Taxes(2)
 Per Common Share                     $  (2.87)   $ (10.06)   $  (2.21)    $   1.57    $  (3.74)

Net Income (Loss)(2)                  $(19,908)   $(63,859)   $(13,133)    $ 16,160    $(23,363)
 Per Common Share                     $  (3.21)   $ (10.31)   $  (2.12)    $   2.61    $  (3.77)

Total Assets                          $178,025    $192,166    $216,296     $228,656    $366,638

Long-Term Debt
 less current portion(3)              $177,047    $213,147    $170,538     $167,687    $198,655

Redeemable
 Preferred Stock(4)                   $ 24,118    $ 21,986    $ 20,469     $ 18,953    $ 17,521

--------------------------------------------------------------------------

(1) Operating results for fiscal 1996 includes one month of operations of the Sahara Hotel and Casino; fiscal 1995 includes operations of both the Sahara Hotel and Casino and Hacienda Resort Hotel and Casino. Fiscal 1996 includes a $40.8 million gain relating to the sale of substantially all of the assets of the Sahara Hotel and Casino in October 1995. Fiscal 1995 includes an $8.9 million gain relating to the sale of substantially all the assets of Hacienda Hotel Inc. in August 1995.

(2) Results for fiscal 1998 include a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3) Long term debt for fiscal 1999 and 1998 includes $55.0 and $60.0 million, respectively, due with respect to the 13 1/2% Notes due on December 1, 1998 and not paid. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(4) The Company declared and issued paid in kind dividends on its Exchangeable, Redeemable 8% Preferred Stock during fiscal years 1996 and 1995. The Company did not declare dividends on its preferred stock in fiscal 1999, 1998 and 1997. The accrued dividends of approximately $2.1 million for fiscal 1999 and $1.5 million for each of fiscal 1998 and 1997 have been recorded as an increase to the preferred stock account.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL 1999 COMPARED TO FISCAL 1998

CONSOLIDATED

         NET OPERATING REVENUES. Consolidated net operating revenues for the year ended September 30, 1999 were $125.6 million, a $12.8 million, or 11.3%, increase from $112.8 million for the same period in fiscal 1998. Revenues increased by $8.6 million at the Santa Fe and $4.1 million at the Pioneer.

         In fiscal 1999, 78.7% of the Company's net revenues was derived from casino operations, 16.9% from food and beverage operations, 4.5% from hotel operations and 10.2% from other operations such as bowling, ice skating and retail outlets ("other revenues"), less promotional allowances of 10.3%. The Company's business strategy emphasizes slot and video poker machine play. For fiscal 1999, approximately 87.9% of gaming revenues was derived from slot and video poker machines, while 8.0% of such revenues was from table games and 4.1% was from other gaming activities such as the race and sports book, poker, bingo and keno.

         OPERATING EXPENSES. Total operating expenses increased $9.0 million, or 8.5%, to $114.0 million for the year ended September 30, 1999 from $105.0 million in the year ended September 30, 1998, excluding the reorganization expenses of $2.4 million in fiscal 1999 and the impairment loss of $44.0 million in fiscal 1998 (see Pioneer discussion below). Total operating expenses, excluding PHI and PFC reorganization expenses, as a percentage of revenue decreased to 90.8% in the year ended September 30, 1999 from 93.1% in the year ended September 30, 1998. Operating expenses increased by $9.5 million or 16.1% at the Santa Fe and, excluding reorganization expenses, decreased by $1.1 million or 2.6% at the Pioneer. Operating expenses of SLVC increased by $300,000, primarily due to the amortization of debt issue costs associated with the issuance of an additional $22.5 million in principal amount of SLVC Notes in November 1997.

         In September 1998, in accordance with Statement of Financial Accounting Standards No. 121 Impairment of Long-Lived Assets ("SFAS 121"), the Company determined that an impairment had occurred to the carrying value of its assets at the Pioneer. In the quarter ended September 30, 1998, the Company recorded a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets (see more detailed discussion below - Pioneer).

         OPERATING INCOME. Consolidated operating income for the year ended September 30, 1999 was $11.6 million, a $3.8 million, or 48.6%, increase from $7.8 million for the same period in fiscal 1998, excluding the reorganization expenses of $2.4 million in fiscal 1999 and the impairment loss of $44.0 million in fiscal 1998 discussed above. Operating income decreased by $900,000 at the Santa Fe and $300,000 at SLVC and increased by $5.2 million at the Pioneer.

         OTHER EXPENSE. Consolidated interest expense for the year ended September 30, 1999 was $25.9 million, a $500,000 increase compared to $25.4 million for the same period in fiscal 1998. Interest expense of SLVC increased by $300,000 in the 1999 period due to the issuance of the additional SLVC Notes in November 1997. Interest expense increased by $700,000 at the Santa Fe due to the issuance the 9 1/2% Notes and decreased by $300,000 at the Pioneer due to the retirement of $5.0 million of 13 1/2% Notes in December 1998.

        During the quarters ended December 31, 1998 and September 30, 1999, the Company reported charges to earnings of approximately $530,000 and $510,000 associated with costs and expenses in connection with the exchange offer portion of the Consent Solicitation and a proposed offering of debt securities, neither of which was consummated. Additionally, in fiscal 1998, the Company reported a charge to earnings of approximately $760,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated.

         NET LOSS. Consolidated net loss before income tax for the year ended September 30, 1999 was $17.8 million, a $44.8 million improvement compared to a net loss of $62.3 million in the prior year. The current year reflects the $2.4 million charge for reorganization expenses. The prior year period includes the $44.0 million charge to recognize the impairment loss discussed above. Loss before income tax increased by $1.3 million in the 1999 period at the Santa Fe and $600,000 at SLVC. Excluding the $2.4 million and $44.0 million charges, net loss improved by $4.4 million at the Pioneer.

         The Company did not record an income tax benefit in the current fiscal year due to the uncertainty of the Company's ability to recognize the benefit of the net operating loss. The preferred stock accrued dividend rate increased to 12.0% effective October 1, 1999 from 11.0% beginning on October 1, 1998 and compared to an 8% dividend rate in the prior year. Consolidated net loss applicable to common shares was $19.9 million, or $3.21 per common share, in the 1999 period compared to $63.9 million, or $10.31 per common share, in the prior year period.

SANTA FE

         NET OPERATING REVENUES. Revenues at the Santa Fe increased $8.6 million, or 12.0%, to $80.1 million in fiscal 1999 from $71.5 million in fiscal 1998. Management believes that fiscal 1999 results were positively impacted by the (i) completion of construction of two new pylon signs in September 1998,
(ii) installation of new gaming equipment in fiscal 1999 and 1998 and (iii) the growth in the number of residents in northwest Las Vegas.

         Casino revenues increased $6.3 million, or 11.0%, to $63.4 million in fiscal 1999 from $57.1 million in fiscal 1998. The increase in casino revenues was due to growth in slot and video poker machine revenues of $5.1 million, or 10.2%, to $55.6 million in fiscal 1999 from $50.5 million in fiscal 1998 due to an increase in coin-in volume of 12.1%. Other gaming revenues, including table game revenues, increased $1.1 million, or 16.9%, to $7.8 million in fiscal 1999 from $6.7 million in fiscal 1998 primarily due to increased table game, sportsbook and bingo business. Casino promotional allowances increased $600,000, or 9.4%, to $6.8 million in fiscal 1999 from $6.2 million in fiscal 1998 due to the increase in customer volume.

         Hotel revenues decreased $100,000, or 4.7% to $3.2 million in fiscal 1999 from $3.3 million in fiscal 1998 due to a 2.5% decrease in average daily room rate and a decrease in available room nights in fiscal 1999 due to room renovations completed in September which caused a decrease in occupancy in fiscal 1999. Food and beverage revenues increased $500,000, or 4.1%, to $12.8 million in fiscal 1999 from $12.3 million in fiscal 1998 due to an increase in the number of customers. Other revenues increased $2.5 million, or 51.4%, to $7.5 million in fiscal 1999 from $5.0 million in fiscal 1998 primarily due to the opening in February 1999 of an additional retail outlet.

         OPERATING EXPENSES. Total operating expenses increased $9.5 million, or 16.1%, to $68.8 million in fiscal 1999 from $59.3 million in fiscal 1998. Total operating expenses as a percentage of revenue increased to 85.9% in fiscal 1999 from 82.9% in fiscal 1998.

         Casino expenses increased $1.7 million, or 6.9%, to $27.7 million in fiscal 1999 from $26.0 million in fiscal 1998 due to the increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 43.8% in fiscal 1999 from 45.4% in fiscal 1998 due to the spreading of fixed costs over a larger revenue base. Hotel expenses increased $100,000, or 9.3%, to $1.2 million in fiscal 1999 from $1.1 million in fiscal 1998. Food and beverage expenses increased $1.0 million, or 11.3%, to $9.7 million in fiscal 1999 from $8.7 million in fiscal 1998. Food and beverage expenses as a percentage of food and beverage revenues increased to 76.2% in fiscal 1999 from 71.3% in fiscal 1998, due to an increase in the cost of food sales for fiscal 1999 compared to fiscal 1998, partially offset by a decrease in the cost of beverage sales. Other expenses increased $3.0 million, or 139.4%, to $5.2 million in fiscal 1999 from $2.2 million in fiscal 1998 primarily due to the costs associated with an additional retail outlet which opened February 1999.

         Selling, general and administrative expenses increased $2.0 million, or 22.8%, to $10.8 million in fiscal 1999 from $8.8 million in fiscal 1998 due to non-operating legal expenses of $900,000 incurred in connection with proceedings involving the Company's investment in a minority owned business and $600,000 increase in management fees under a management agreement effective July 1999. Selling, general and administrative expenses as a percentage of revenues increased to 13.5% in fiscal 1999 from 12.3% in fiscal 1998. Utilities and property expenses decreased $100,000, or 1.1%, to $6.4 million in fiscal 1999 from $6.5 million in fiscal 1998 due to decreased rent expense for gaming equipment resulting from the purchase of equipment in March 1998 previously under lease, offset by an increase in property maintenance and utility expense. Utilities and property expenses as a percentage of revenues decreased to 8.0% in fiscal 1999 from 9.1% in fiscal 1998. Depreciation and amortization expenses increased $1.7 million, or 28.3%, to $7.7 million in fiscal 1999 from $6.0 million in fiscal 1998 due to the purchase of gaming and other equipment in March 1998 previously under lease.

         OTHER EXPENSE. Interest expense increased $600,000, or 4.6%, to $14.7 million in fiscal 1999 from $14.1 million in fiscal 1998 due to the additional $14 million principal amount of 9 1/2% Notes issued, the proceeds of which were used in March 1998 to purchase gaming and other equipment previously under lease and for other capital improvements.

         During fiscal 1999 and 1998, the Company incurred charges to earnings of approximately $510,000 and $760,000, respectively, associated with proposed offerings of debt securities which were not consummated.

PIONEER

         In February 1999, PFC, a special purpose subsidiary of the Company which issued the 13 1/2% Notes to finance the acquisition of the Pioneer in November, 1988, filed for relief under Chapter 11 of the United States Bankruptcy Code and has submitted for confirmation a plan of reorganization that would permit the issuance of amended notes in satisfaction of the 13 1/2% Notes. See Item 3. Legal Proceedings above.

         NET OPERATING REVENUES. Revenues at the Pioneer increased $4.1 million, or 10.1%, to $44.8 million in fiscal 1999 from $40.7 million in fiscal 1998. Management believes that 1999 results were positively impacted by an improvement in the current year in total gaming market revenues reported in Laughlin compared to prior years.

         Casino revenues increased $1.2 million, or 3.5%, to $35.4 million in fiscal 1999 from $34.2 million in fiscal 1998. The increase in casino revenues was due to an increase of $1.3 million, or 4.3%, in slot and video poker revenues to $31.2 million in fiscal 1999 from $29.9 million in fiscal 1998. Other gaming revenue, including table games, decreased $100,000, or 2.2%, due to decreased play in keno. Casino promotional allowances decreased $200,000, or 4.1%, to $6.2 million in fiscal 1999 from $6.4 million in fiscal 1998.

         Hotel revenues increased $100,000, or 3.2%, to $2.5 million in fiscal 1999 from $2.4 million in fiscal 1998 as a drop in occupancy rate to 69.3% from 76.9% was offset by a 12.6% increase in average daily room rate. The Pioneer has sought to obtain a higher room rate rather than increased occupancy. Food and beverage revenues decreased $300,000, or 4.2%, to $8.5 million in fiscal 1999 from $8.8 million in fiscal 1998 primarily due to a decrease in the amount of complimentary food and beverage provided to customers. Other revenues increased $2.9 million, or 176.7%, to $4.6 million in fiscal 1999 from $1.7 million in fiscal 1998 due to the opening in August 1998 of an additional retail outlet.

         OPERATING EXPENSES. Excluding reorganization expenses of $2.4 million in fiscal 1999 and a charge of $44.0 million for loss on asset impairment discussed below, operating expenses decreased $1.1 million, or 2.6% to $40.6 million in fiscal 1999 from $41.7 million in fiscal 1998, and operating expenses as a percentage of revenue decreased to 90.6% in fiscal 1999 from 102.4% in fiscal 1998.

         Casino expenses decreased $700,000, or 3.5%, to $18.0 million, in fiscal 1999 from $18.7 million in fiscal 1998 due to a decrease in complimentary and marketing expenses. Casino expenses as a percentage of casino revenues decreased to 50.8% in fiscal 1999 from 54.6% in fiscal 1998. Hotel expenses increased $100,000, or 10.8%, to $900,000 in fiscal 1999, compared to $800,000 in fiscal 1998. Food and beverage expenses decreased $500,000, or 9.0%, to $4.8 million in fiscal 1999 from $5.3 million in fiscal 1998 due to the decrease in food and beverage revenues and decreases in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 56.6% in fiscal 1999 from 59.5% in fiscal 1998. Other expenses increased $3.2 million, or 325.9% to $4.2 million for fiscal 1999 compared to $1.0 million for fiscal 1998 due to the cost associated with an additional retail outlet which opened in August 1998. Other expenses as a percentage of other revenues increased to 92.5% in the 1999 period from 60.1% in the 1998 period.

         Selling, general and administrative expenses decreased $100,000, or 1.5%, to $5.8 million in fiscal 1999 from $5.9 million in fiscal 1998. Selling, general and administrative expenses as a percentage of revenues decreased to 13.0% in fiscal 1999 from 14.5% in fiscal 1998. Utilities and property expenses decreased $300,000, or 5.8%, to $4.1 million in fiscal 1999 compared to $4.4 million in fiscal 1998. Utilities and property expenses as a percentage of revenues increased to 9.2% in fiscal 1999 from 10.8% in fiscal 1998. Depreciation and amortization expenses decreased $2.9 million or 52.4% to $2.7 million in fiscal 1999 from $5.6 million in fiscal 1998 due to the write-down of the carrying value of the Pioneer's fixed and intangible assets in the fourth quarter of fiscal 1998, which was previously being depreciated or amortized. During fiscal 1999, PHI incurred costs and expenses in connection with the bankruptcy proceedings, resulting in a $2.4 million charge for reorganization expenses.

         INTEREST EXPENSE. Interest expense decreased $200,000, or 3.1%, to $7.9 million in fiscal 1999 from $8.1 million in fiscal 1998 due to the payment of approximately $5.0 million principal amount of 13 1/2% Notes in December 1998.

         OTHER EXPENSE. During the quarter ended December 31, 1998, PHI incurred costs and expenses in connection with the Consent Solicitation, which included an exchange offer, relating to the 13 1/2% Notes. The exchange offer was not consummated, resulting in an approximate $530,000 charge to earnings in fiscal 1999.

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

         OPERATING EXPENSES. Total operating expenses, excluding the impairment loss of $44.0 million (see below Pioneer discussion), increased $5.1 million, or 5.1%, to $105.0 million for the year ended September 30, 1998 from $99.3 million in the year ended September 30, 1997. Total operating expenses as a percentage of revenue decreased to 93.1% in the year ended September 30, 1998 from 95.2% in the year ended September 30, 1997. Operating expenses increased by $2.3 million or 4.0% at the Santa Fe and $900,000 or 2.2% at the Pioneer. Operating expenses of SLVC increased by $2.4 million, primarily due to the amortization of debt issue costs associated with the issuance of an additional $37.5 million in principal amount of SLVC Notes in August and November 1997.

         In September 1998, in accordance with SFAS 121, the Company determined that an impairment had occurred to the carrying value of its assets at the Pioneer. In the quarter ended September 30, 1998, the Company recorded a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets (see more detailed discussion below - Pioneer).

         OPERATING INCOME. Consolidated operating income, excluding the impairment loss of $44.0 million discussed above, for the year ended September 30, 1998 was $7.8 million, a $2.7 million, or 54.3%, increase from $5.1 million for the same period in fiscal 1997. Operating income increased by $6.6 million at the Santa Fe and decreased by $1.0 million at the Pioneer and $2.2 million at SLVC. The prior period included a $700,000 gain on sale of real property by the Company.

         INTEREST EXPENSE. Consolidated interest expense for the year ended September 30, 1998 was $25.4 million, a $2.8 million increase compared to $22.6 million for the same period in fiscal 1997. Interest expense of SLVC increased by $2.1 million in the 1998 period due to the issuance of the additional SLVC Notes in August and November 1997.

         OTHER EXPENSES. During fiscal 1998, the Company incurred costs and expenses in connection with a proposed offering of debt securities. In September 1998, the Company postponed proceeding with the proposed offering and recorded a $760,000 charge to earnings for expenses of the proposed offering.

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

         Casino revenues increased $8.7 million, or 18.1%, to $57.1 million in fiscal 1998 from $48.4 million in fiscal 1997. The increase in casino revenues was due to growth in slot and video poker machine revenues of $8.6 million, or 20.5%, to $50.5 million in fiscal 1998 from $41.9 million in fiscal 1997 due to an increase in coin-in volume of 11.4%. Other gaming revenues, including table game revenues, increased $200,000, or 2.5%, to $6.7 million in fiscal 1998 from $6.5 million in fiscal 1997 primarily due to increased racebook and bingo business. Casino promotional allowances increased $700,000, or 12.4%, to $6.2 million in fiscal 1998 from $5.5 million in fiscal 1997 due to the increase in customer volume.

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

         Casino revenues decreased $600,000, or 1.7%, to $34.2 million in fiscal 1998 from $34.8 million in fiscal 1997. The decrease in casino revenues was primarily due to a decline in other gaming revenues, including table game revenues, which decreased $500,000, or 10.5%, to $4.3 million in fiscal 1998 from $4.8 million in fiscal 1997. Slot revenues decreased $100,000, or 0.3%, to $29.9 million in fiscal 1998 from $30.0 million in fiscal 1997 due to a decrease in coin-in volume of 6.0%. Casino promotional allowances decreased $500,000, or 6.9%, to $6.4 million in fiscal 1998 from $6.9 million in fiscal 1997 due to the decrease in customer volume.

         Hotel revenues decreased $200,000, or 6.7%, to $2.4 million in fiscal 1998 due to a 2.7% decrease in occupancy rate to 76.9% from 79.6% due to the decline in visitor volume to Laughlin. The average daily room rate was substantially unchanged. Food and beverage revenues decreased $200,000, or 2.1%, to $8.8 million in fiscal 1998 from $9.0 million in fiscal 1997 due to the decrease in customer volume and an increase in incentive programs and giveaways. Other revenues increased $300,000, or 20.9%, to $1.7 million in fiscal 1998 from $1.4 million in fiscal 1997 due to the opening in August 1998 of a an additional retail outlet.

         OPERATING EXPENSES. Total operating expenses increased $44.9 million to $85.7 million in fiscal 1998 from $40.7 million in fiscal 1997, primarily due to a charge of $44.0 million for loss on asset impairment discussed below. Operating expenses increased $900,000, or 2.2%, and operating expenses as a percentage of revenue increased to 102.4% in fiscal 1998 from 99.8% in fiscal 1997.

         Casino expenses were substantially unchanged at $18.7 million in fiscal 1998 and 1997. Casino expenses as a percentage of casino revenues increased to 54.6% in fiscal 1998 from 53.6% in fiscal 1997. Hotel expenses increased $100,000, or 19.4%, to $800,000 in fiscal 1998 from $700,000 in fiscal 1997, primarily due to increases in labor wage rates and costs to upgrade the hotel rooms. Hotel expenses as a percentage of hotel revenue increased to 33.5% in fiscal 1998 from 26.2% in fiscal 1997. Food and beverage expenses increased $100,000, or 1.7%, to $5.3 million in fiscal 1998 from $5.2 million in fiscal 1997, despite the decrease in food and beverage revenues, due to increases in labor wage rates. As a result, food and beverage expenses as a percentage of food and beverage revenues increased to 59.5% in fiscal 1998 from 57.3% in fiscal 1997. Other expenses increased $200,000, or 18.5%, to $1.0 million in fiscal 1998 from $800,000 in fiscal 1997 due to the cost of sales associated with the retail shop discussed above. Other expenses as a percentage of other revenues decreased to 60.1% in fiscal 1998 from 61.3% in fiscal 1997.

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

         In September 1998, in accordance with SFAS 121, the Company determined an impairment loss had occurred to the carrying value of the assets of the Pioneer in Laughlin, Nevada. On August 28, 1998, the California General Assembly, Senate and Governor approved legislation authorizing gaming operations pursuant to a form of compact. Prior to this date, California authorities considered gaming devices operated on Indian reservations to be illegal. On November 3, 1998, California voters approved Proposition 5, which expanded the definition of gaming operations considered legal by the form of compact. Management's view of the Laughlin market indicated that the cash flows associated with Pioneer operations would not be sufficient to recover the carrying value of the Company's investment. Under the requirements of SFAS 121, an impairment charge of $44.0 million was recognized in the fourth quarter of fiscal 1998 to adjust to fair market value the carrying value of the Pioneer's fixed and intangible assets. An adverse effect on the Company's business and results of operation.

         INTEREST EXPENSE. Interest expense decreased $600,000, or 6.5%, to $8.1 million in fiscal 1998 from $8.7 million in fiscal 1997 due to the payment in November 1997 of a $5.0 million note of a wholly-owned subsidiary of PHI.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

         LIQUIDITY. As of September 30, 1999, the Company held cash and cash equivalents of $13.7 million compared to $22.7 million at September 30, 1998. On November 16, 1999, SLVC sold real property in Henderson, Nevada resulting in a gain of approximately $12.9 million which will be reported in the quarter ending December 31, 1999. In connection with the sale, SLVC, the Company, SFHI and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into non-compete agreements with the Company and SFHI granted rights of first refusal with respect to the Santa Fe Hotel assets and securities. The Company received total consideration of $37.2 million. Approximately $20.6 million in cash proceeds were used to repay $14.5 million in SLVC Notes, together with $6.1 million of accrued interest and fees. An additional $1.9 million in cash consideration was used to pay outstanding construction costs at the Henderson property and for working capital. The balance of the consideration was a $14.75 million Promissory Note, payable upon 60 days notice, which has been pledged to secure the SLUC Notes. On December 27, 1999, the Company was reimbursed by the City of Henderson approximately $1.5 million of permit fees paid in connection with the development of the Henderson property.

         Earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-recurring charges ("EBITDA") increased $3.8 million, or 14.2%, to $30.9 million in the year ended September 30, 1999 from $27.1 million in the year ended September 30, 1998. The Company incurred rent expense of $700,000 and $2.1 million in the years ended September 30, 1999 and 1998, respectively. Other non-recurring charges were $1.4 million and $0 for 1999 and 1998, respectively and are comprised primarily of legal expenses incurred in connection with proceedings involving the Company's former investment in a minority owned business. The Company will incur less interest expense as a result of the sale of real property and related agreements in November 1999 and the application of $14.5 million of the proceeds to reduce the outstanding principal amount of SLVC Notes.

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

          Management believes that, based on operations for the year ended September 30, 1999, the Company will have sufficient resources from operations and the real property owned by SLVC on Las Vegas Boulevard South to meet its operating and debt service requirements (excluding the 13 1/2% Notes which are the subject of the PFC and PHI Bankruptcy proceedings) through the twelve month period ending September 30, 2000, although no assurance can be given to that effect.

         Excluding the 13 1/2% Notes, at September 30, 1999 and giving effect to the subsequent extension of maturity of the SLVC Notes, the Company had approximately $17.5 million in current maturities of long-term debt, comprised primarily of $14.0 million of 9 1/2% Notes due December 2000 which are in default. The Company had $122.1 million in long-term debt, net of current maturities, debt discount and debt obligations owned but not retired by the Company, as of September 30, 1999. Approximately $104.2 million matures in December 2000, comprised of $99.4 million principal amount of 11% Notes due December 2000, of which $33.1 million is held by SLVC, and a $4.8 million note due December 2000 (the "Sierra Note"). In December 1999, the Company and SLVC amended the SLVC Notes, to among other things, extend the maturity date to December 14, 2000.

         Although management has in the past and is currently exploring refinancing or debt modification alternatives, as well as a possible disposition of the Las Vegas Boulevard South property, in order to satisfy the maturities of debt obligations in 2000, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to the Las Vegas Boulevard South property. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, and/or obtain sufficient proceeds from disposition of the Las Vegas Boulevard South property to repay such debt, events of default would occur which would lead to cross-defaults in other material agreements of the Company including, without limitation, agreements relating to substantially all of the outstanding long-term debt of the Company and its subsidiaries. In such event, it is likely the Company would file for relief under Chapter 11 of the Bankruptcy Code.

         Debt agreements restrict the distribution of cash from certain of the Company's subsidiaries to the Company. Cash flow from SFHI, PHI and SLVC is not currently, and are not expected in the foreseeable future to be, available for distribution to the Company. In addition, debt agreements limit additional indebtedness of such subsidiaries. Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI (collectively "Corporate") must rely on existing cash and available resources, or cause subsidiaries to dispose of or refinance assets, to provide liquidity to fund Corporate cash requirements, including without limitations obligations that may arise as a result of the Company's guarantee of subsidiary debt.

         CASH FLOW FROM OPERATING ACTIVITIES. The Company's cash provided by operations was $5.4 million for the year ended September 30, 1999 as compared to $300,000 for the prior year. The increase in cash provided by operations was primarily due to improved cash flow from the Santa Fe and Pioneer, offset by increased interest expense, PFC reorganization expenses and legal expenses incurred in connection with proceedings involving the Company's investment in a minority owned business.

         CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities was $5.7 million during the year ended September 1999, compared to $12.7 million during the year ended September 1998. In fiscal 1999, the Company incurred $4.3 million of capital expenditures, comprised primarily of improvements at the Santa Fe and the Pioneer and $1.4 million of development and other costs related to the Henderson property. In fiscal 1998, the use of cash represents the acquisition of gaming equipment previously under lease at the Santa Fe and Pioneer, the acquisition of new pylon signs at the Santa Fe, and development and other costs related to the Henderson property.

         CASH FLOW FROM FINANCING ACTIVITIES. Cash used in financing activities was $8.6 million in the 1999 twelve month period compared to cash provided by financing activities of $19.9 million during the same period in 1998. Cash used in financing activities in the current year period represents primarily a principal payment to repurchase and retire $5.0 million principal amount of the 13 1/2% Notes and repayment of a $1.6 million first mortgage note secured by the approximate 21-acre parcel of undeveloped real property adjacent to the Santa Fe. In fiscal 1998, the cash provided by financing activities represented primarily the net proceeds resulting from the issuance by SLVC of the additional $22.5 million principal amount of SLVC Notes and the issuance by SFHI of $14 million principal amount of 9 1/2% Notes. Additionally, in April 1998 the Company sold to a third party promissory notes issued by SFHI with an aggregate principal amount of approximately $10 million for approximately $9 million in cash.

SFHI - At September 30, 1999, approximately $10.9 million of the Company's current assets, including approximately $7.2 million of cash and short term investments, was held by SFHI.

         Results of operations at the Santa Fe for the year ended September 30, 1999 generated EBITDA, as defined, of $22.1 million, compared to $20.6 million of EBITDA in 1998. SFHI's principal uses of cash from operations are interest payments on indebtedness, capital expenditures to maintain the facility, and charges for management services from Corporate. In the fiscal 1999 period, the Santa Fe incurred no rent expense compared to $1.2 million in the fiscal 1998 period. In the fiscal 1999 period, the Santa Fe reported approximately $1.7 million in charges for management services provided by Corporate compared to $1.1 million in the fiscal 1998 period. In July 1999, Santa Fe and the Company entered into a management agreement which provides for an annual base management fee of $1.4 million and an incentive fee not to exceed $1.5 million based on the Santa Fe achieving specified levels of operating results. In fiscal 1999, SFHI incurred non-operating charges of $1.4 million primarily in connection with legal proceedings involving SFHI's former investment in a minority owned business. Interest expense in fiscal 2000 is expected to be approximately the same as in fiscal 1999. Capital expenditures to maintain the facility in fiscal 2000 are expected to be approximately the same as fiscal 1999.

         Management believes that, based on operations for the twelve month period ended September 30, 1999, SFHI will have sufficient cash resources to meet its operating and debt service requirements through the twelve month period ending September 30, 2000 although no assurance can be given to that effect. However, SFHI's 9 1/2% Notes are in default, and the holders may accelerate the debt at any time. In addition to the 9 1/2% Notes. Assuming no debt accidents, SFHI has $99.4 million in principal amount of 11% Notes and $14.0 million principal amount of 9 1/2% Notes which mature in December 2000. SFHI is exploring alternatives for refinancing or modifying the 9 1/2% Notes and 11% Notes. The Company has no arrangements for any refinancings or modifications.

SLVC - At September 30, 1999, a minimal amount of cash and cash equivalents was held by SLVC. In November 1999, SLVC sold real property in Henderson, Nevada, and the Company, SLVC, SFHI and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into non-compete agreements and the Company and SFHI granted rights of first refusal with respect to the Santa Fe Hotel assets and securities. The total consideration of $37.2 million was comprised of $22.5 million in cash and a promissory note, payable on 60-days notice, in the principal amount of $14.75 million (the "Promissory Note"). The Promissory Note has been pledged to secure the SLVC Notes. Of the cash proceeds, SLVC used $20.6 million to pay $6.1 million in accrued interest and fees on the SLVC Notes and to repay $14.5 million principal amount of the SLVC Notes, reducing the outstanding principal amount of SLVC Notes to $43 million. Additionally, SLVC used approximately $500,000 to pay development and construction obligations associated with the property. The balance of the cash, approximately $1.4 million was retained for working capital. SLVC has received payment of approximately $7.5 million of the amount payable under the Promissory Note. Pursuant to the terms of the SLVC Notes, as amended, (see below) SLVC has committed to use those proceeds to purchase 13 1/2% Notes and expects to use the remaining cash to be received under the Promissory Note to purchase affiliate debt and for working capital purposes.

         In December 1999, SLVC and the Company amended the terms of the SLVC Notes. As amended, the SLVC Notes bear interest at 12% per annum, payable on June 20, 2000, and mature on December 14, 2000. SLVC has a mandatory $3 million redemption obligation on June 20, 2000. Under certain conditions, SLVC is permitted to use the proceeds of the Promissory Note and to borrow an additional $7.5 million, the proceeds of which may be used by SLVC to purchase 13-1/2% Notes or to pay principal or interest on the SLVC Notes.

         SLVC's primary source of cash is interest income on $33.1 million principal amount of 11% Notes and the $14.75 million Promissory Note. SLVC's principal use of cash is to satisfy principal and interest obligations on the SLVC Notes. SLVC owns a 27-acre parcel of real estate on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs.

         Management believes that SLVC has available resources, consisting primarily of interest payments or the 11% Notes and cash received on payment of the Promissory Note, as well as the real property on Las Vegas Boulevard South to meet the principal and interest obligations on the SLVC Notes and other operating requirements through September 30, 2000, although no assurance can be given to that effect. The SLVC Notes mature in December 2000. SLVC is exploring alternatives for repayment of the SLVC Notes at maturity, including but not limited to the sale of the 27-acre parcel on Las Vegas Boulevard South and refinancing or modification of the SLVC Notes. The Company has no arrangements for any refinancings, modifications, dispositions or other financings, the purpose of which would be to satisfy the principal and interest obligations on the SLVC Notes, and no assurance can be given that SLVC will successfully make such arrangements.

PHI - At September 30, 1999 approximately $7.8 million of the Company's current assets, including approximately $6.2 million of cash and cash equivalents, was held by PHI.

         Results of operations at the Pioneer for the year ended September 30, 1999 generated EBITDA, as defined, of $8.6 million, compared to $6.6 million of EBITDA in 1998. EBITDA margin increased to 19.3% in fiscal 1999 from 16.2% in fiscal 1998. PHI's principal uses of cash are for operating lease payments, corporate expenses, interest payments on indebtedness, reorganization expenses and capital expenditures to maintain the facility. Pioneer incurred charges for management services from Corporate of $1.1 million in the years ended September 30, 1999 and 1998, respectively. In December 1998, the Pioneer and the Company entered into a management agreement which provides for a base fee through December 31, 1999 and thereafter a base and and an incentive fee not to exceed $1.0 million per year based on the Pioneer achieving specified levels of operating results. Pioneer reported rent expense of approximately $700,000 in fiscal 1999 compared to $800,000 in fiscal 1998. Capital expenditures to maintain the facility in fiscal 2000 are expected to be approximately the same as in fiscal 1999. See "Item 1 - Competition."

         Although results of operations of the Pioneer have not been noticeably adversely impacted since PFC's February 1999 filing for relief under Chapter 11 of the Bankruptcy Code, no assurance can be given that the filing for relief under Chapter 11 by PFC, and by PHI, and potentially by the Company and other subsidiaries of the Company, will not have a material adverse affect on the operations and financial condition of the Pioneer. See "Item 3 - Legal Proceedings."

         Management believes that, based on operations for the period ended September 30, 1999, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending September 30, 2000, although no assurance can be given to that effect.

         PFC and PHI have filed for relief under Chapter 11 of the United States Bankruptcy Code. See "Item 3. Legal Proceedings - Pioneer Bankruptcy" for information regarding the bankruptcy cases.

         CORPORATE - Approximately $1.2 million of the Company's current assets at September 30, 1999, including approximately $200,000 of cash and cash equivalents, was held by Corporate. In November 1999, SLVC distributed approximately $1.4 million to Corporate in connection with the sale of the Henderson property. On December 27, 1999, the Company was reimbursed by the City of Henderson approximately $1.5 million of permit fees paid in connection with the development of the Henderson property.

         Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate's principal uses of cash are for debt service, administrative and professional expenses and costs associated with the evaluation and development of proposed projects. Additional potential uses of cash by Corporate include obligations that may arise as a result of the Company's guarantee of subsidiary debt, and the guarantee of the tenant loan if the Company terminates the lease subject to the parcel on Las Vegas Boulevard South owned by SLVC. The guaranteed debt of the Company's subsidiaries, PHI, SLVC and SFHI, include the 13 1/2% Notes which are the subject of PFC's and PHI's bankruptcy proceedings and the 9 1/2% Notes, which are in default.

         Management believes that Corporate has sufficient working capital and available resources to meet its operating requirements through the twelve month period ending September 30, 2000, although no assurance can be given to that effect. Although management is exploring refinancing or debt modification alternatives, as well as possible disposition of the Las Vegas Boulevard South property, in order to satisfy the maturities of debt obligations in 2000, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness, or dispose of the Las Vegas Boulevard South property.

         The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock to subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company has accrued the semi-annual preferred stock dividends due in fiscal years 1999, 1998 and 1997. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders, voting as a separate class, elected two directors at the annual meeting held in May 1999. In October 1999, the dividend rate will increase to 12.0% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%. On December 23, 1999, John M. Bradham, one of two preferred stock directors elected at the 1999 Annual Meeting, resigned as a director.

RELATED PARTIES

         In fiscal years 1993 and 1992, Hacienda Hotel Inc's., predecessor made loans to LICO, a Nevada corporation wholly owned by Paul W. Lowden, which provided entertainment services to the Hacienda Resort Hotel and Casino and the Sahara Hotel and Casino, in the aggregate amount of $476,000. In January 1998, the loans to LICO were satisfied through an offset against Mr. Lowden's bonus for fiscal year 1998 in the amount of $800,000 (Fiscal Year 1998 Bonus") and a fee in the amount of $100,000 due to Mr. Lowden for personal guarantees he issued for certain Company financing arrangements (the "Personal Guarantee Fee"). In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of the

Fiscal Year 1998 Bonus and the Personal Guarantee Fee which satisfied, in part, the loan to LICO, was rescinded, and LICO's obligation to pay the Company $350,000, together with interest thereon from January 1998, was reinstated. The Company remained obligated to pay Mr. Lowden the additional $350,000 of the fiscal year 1998 bonus. In February 1999, the Company offset the $350,000 of the remaining payment to Mr. Lowden, payable in connection with the 1998 Fiscal Year Bonus, against the remaining outstanding obligation of LICO to the Company.

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

         STATE OF READINESS. Since 1997, the MIS department, which oversees and has responsibility for the operation of the Company's technology systems, has been charged with assessing, evaluating and monitoring the actions the Company will need to take to become year 2000 compliant. The MIS department has made an assessment of most of the information technology ("IT") and non-IT systems of both the Santa Fe and the Pioneer. Examples of IT systems include the hotel-reservation system, billing system, inventory and purchasing system, property management system and point of sale system (cash registers). Examples of non-IT systems include slot machines, video poker machines, elevators to guest rooms and executive offices, the telephone system, the in-room movie program and the bingo system. Generally, the Company's non-IT systems appear to be Year 2000 compliant, i.e., they have the ability to process properly the change from the year 1999 to 2000. Most of the Company's IT systems required upgrading and/or replacing to become Year 2000 compliant. The Company has upgraded and/or replaced such IT systems by. The Company does not expect that the year 2000 issue will pose significant operational problems for either the IT or non-IT assets.

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

         COSTS TO ADDRESS THE YEAR 2000 ISSUE. The Company estimates that it will spend approximately $650,000 on system upgrades and/or replacements and has incurred approximately $395,000 as of September 30, 1999. The Company believes that such amount, as well as remaining costs to address the Year 2000 issue, will not have a material effect on the liquidity or financial condition of the Company. The Company intends to fund from operations the costs of becoming year 2000 compliant.

         RISKS PRESENTED BY THE YEAR 2000 ISSUE. To date, the Company has not identified any IT systems that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. However, if any suppliers or third parties who provide goods or services that are critical to the Company's activities fail to address their year 2000 issues appropriately, there could be a material adverse effect on the Company's financial condition and results of operations. The failure to be year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

         CONTINGENCY PLANS. The Company has completed its assessment of the risks from year 2000 failures and the Company has developed year 2000 specific contingency plans.

EFFECTS OF INFLATION

         The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotels. Any such increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

PRIVATE SECURITIES LITIGATION REFORM ACT

         Certain statements in this Annual Report on Form 10-K which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of bankruptcy, competition, leverage and debt service, financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company adopted SFAS No. 131 in the year ending September 30, 1999.

         The FASB recently issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has determined that the effect, if any, of the adoption of SFAS
133 on the Company's future operations or financial condition will be immaterial.

         The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred. This standard is effective for fiscal years beginning after December 15, 1998. Management has determined that the effect, if any, of the adoption of this SOP on the Company's future operations or financial condition will be immaterial.

ITEM 7A.  MARKET RISK DISCLOSURE

         The Company has debt instruments with interest rates which fluctuate based on certain indexes. The Company believes that the market risk arising from these financial instruments is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX
                      TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                             PAGE
Independent Auditors' Report................................................  39

   Consolidated Balance Sheets as of
      September 30, 1999 and 1998...........................................  40

   Consolidated Statements of Operations for the Years Ended
      September 30, 1999, 1998 and 1997.....................................  41

   Consolidated Statements of Stockholders' Equity (Deficiency) for the
      Years Ended September 30, 1999, 1998 and 1997.........................  42

   Consolidated Statements of Cash Flows for the Years
      Ended September 30, 1999, 1998 and 1997...............................  43

Notes to Consolidated Financial Statements..................................  44

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Santa Fe Gaming Corporation:

         We have audited the accompanying consolidated balance sheets of Santa Fe Gaming Corporation and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santa Fe Gaming Corporation and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 11 and 21 to the financial statements, the Company did not pay the $60 million principal amount of 13 1/2% First Mortgage Notes ("13 1/2% Notes") of Pioneer Finance Corp., ("PFC") which were due December 1, 1998 which debt is secured by Pioneer Hotel Inc. ("PHI") and guaranteed by Santa Fe Gaming. The Company's inability to meet the repayment terms of the 13 1/2% Notes, its net losses and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters include seeking confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code and exploring refinancing alternatives for substantially all of the debt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 3, 1999

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998


ASSETS                                                                           1999                1998
------                                                                      -------------       -------------
Current assets:
 Cash and cash equivalents                                                  $  13,710,226        $ 22,650,882
 Accounts receivable, net                                                       1,097,626           1,617,762
 Inventories                                                                    1,185,514           1,339,796
 Prepaid expenses & other                                                       4,049,669           3,243,415
                                                                            --------------      --------------
                                                                               20,043,035          28,851,855
 Assets held for sale                                                          25,856,829                   0
                                                                            --------------      --------------
Total current assets                                                           45,899,864          28,851,855

Property and equipment:
 Land held for development                                                     23,109,400          38,194,065
 Land used in operations                                                       29,343,886          29,343,886
 Buildings and improvements                                                    88,696,845          90,665,531
 Machinery and equipment                                                       45,237,874          39,219,898
 Accumulated depreciation                                                     (57,305,636)        (48,574,230)
                                                                            --------------      --------------
Property and equipment, net                                                   129,082,369         148,849,150

Other assets                                                                    3,042,463          14,465,409
                                                                            --------------      --------------
Total assets                                                                $ 178,024,696       $ 192,166,414
                                                                            ==============      ==============

LIABILITIES and STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current liabilities:
 Accounts payable                                                            $  4,815,886        $  3,864,000
 Interest payable                                                               2,613,709           4,497,420
 Accrued and other liabilities                                                  7,020,748           7,656,644
                                                                            --------------      --------------
                                                                               14,450,343          16,018,064
Debt due upon sale of assets                                                   19,482,336                   0
Current portion of long-term debt                                              17,466,041           1,785,716
                                                                            --------------      --------------
Total current liabilities                                                      51,398,720          17,803,780

Long-term debt - less current portion                                         122,074,897         153,146,836

Liabilities subject to compromise                                              63,810,662          62,700,000

Stockholders' deficiency
 Common stock, $.01 par value: authorized-100,000,000
  shares; issued and outstanding-6,195,356 shares                                  61,954              61,954
 Preferred stock, exchangeable, redeemable 11% cumulative
  stated at $2.14 liquidation value, authorized-10,000,000
  shares; issued and outstanding-8,856,651 shares                              24,117,989          21,985,750
 Additional paid-in capital                                                    51,513,504          51,513,504
 Accumulated deficit                                                         (134,865,256)       (114,957,636)
                                                                            --------------      --------------
    Total                                                                     (59,171,809)        (41,396,428)

 Less treasury stock - 4,875 shares, at cost                                      (87,774)            (87,774)
                                                                            --------------      --------------
Total stockholders' deficiency                                                (59,259,583)        (41,484,202)
                                                                            --------------      --------------
Total liabilities and stockholders' deficiency                              $ 178,024,696       $ 192,166,414
                                                                            ==============      ==============


See the accompanying Notes to Consolidated Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                                                                 1999            1998            1997
                                                             -------------  --------------  --------------
Revenues:
  Casino                                                     $ 98,848,676    $ 91,383,488    $ 83,217,092
  Hotel                                                         5,617,979       5,699,479       5,817,273
  Food and beverage                                            21,231,687      21,102,213      20,785,262
  Other                                                        12,849,675       7,286,665       6,864,737
  Gain on sale of assets                                                0               0         725,179
                                                             ------------   -------------   -------------

Gross revenues                                                138,548,017     125,471,845     117,409,543

  Less casino promotional allowances                          (12,940,850)    (12,622,591)    (12,420,872)
                                                             ------------   -------------   -------------

Net operating revenues                                        125,607,167     112,849,254     104,988,671
                                                             ------------   -------------   -------------

Operating expenses:
  Casino                                                       45,771,280      44,635,725      42,196,846
  Hotel                                                         2,079,342       1,890,842       1,756,065
  Food and beverage                                            14,519,502      14,002,750      14,250,879
  Other                                                         9,407,823       3,161,547       2,938,658
  Selling, general and administrative                          13,977,087      12,561,344      11,820,409
  Corporate expenses                                            3,530,244       3,443,950       2,935,848
  Utilities and property expenses                              11,041,359      11,616,199      12,868,831
  Depreciation and amortization                                13,672,321      13,723,996      11,157,480
  Reorganization expenses                                       2,431,807               0               0
  Loss on asset impairment                                              0      44,025,709               0
                                                             ------------   -------------   -------------

Total operating expenses                                      116,430,765     149,062,062      99,925,016
                                                             ------------   -------------   -------------

Operating income (loss)                                         9,176,402     (36,212,808)      5,063,655

Interest expense                                               25,907,514      25,371,590      22,607,548
Other expenses                                                  1,044,269         758,241               0
                                                             ------------   -------------   -------------
Loss before tax benefit and extraordinary item                (17,775,381)    (62,342,639)    (17,543,893)

Federal income tax benefit                                              0               0      (3,830,601)
                                                             ------------   -------------   -------------

Loss before extraordinary item                                (17,775,381)    (62,342,639)    (13,713,292)

Extraordinary item-gain on early extinguishment
 of debt, net of tax provision of $1,129,000 in 1997                    0               0       2,096,238
                                                             ------------   -------------   -------------

Net loss                                                      (17,775,381)    (62,342,639)    (11,617,054)

Dividends accrued on preferred shares                           2,132,239       1,516,258       1,516,259
                                                             ------------   -------------   -------------

Net loss applicable to common shares                         $(19,907,620)  $ (63,858,897)  $ (13,133,313)
                                                             ============   =============   =============

Average common shares outstanding                               6,195,356       6,195,356       6,195,356
                                                             ============   =============   =============
Extraordinary item, net of tax
 provision per common share                                  $          0   $           0   $        0.34
                                                             ============   =============   =============

Loss per common share                                         $     (3.21)  $      (10.31)  $       (2.12)
                                                             ============   =============   =============

See the accompanying Notes to Consolidated Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                        Common     Preferred         Additional       Accumulated       Treasury
                                        Stock        Stock        Paid-in Capital       Deficit          Stock         Total
                                      ---------   ------------    ---------------    --------------    ----------  ------------
Balances, October 1, 1996             $  61,954   $ 18,953,233     $ 51,513,504      $ (37,965,426)    $ (87,774)  $ 32,475,491

Net loss                                                                               (11,617,054)                 (11,617,054)
Preferred stock dividends accrued                    1,516,259                          (1,516,259)                           0
                                      ---------   ------------     ------------      -------------     ---------   ------------

Balances, September 30, 1997             61,954     20,469,492       51,513,504        (51,098,739)      (87,774)    20,858,437

Net loss                                                                               (62,342,639)                 (62,342,639)
Preferred stock dividends accrued                    1,516,258                          (1,516,258)                           0
                                      ---------   ------------     ------------      -------------     ---------   ------------

Balances, September 30, 1998             61,954     21,985,750       51,513,504       (114,957,636)      (87,774)   (41,484,202)

Net loss                                                                               (17,775,381)                 (17,775,381)
Preferred stock dividends accrued                    2,132,239                          (2,132,239)                           0
                                      ---------   ------------     ------------      -------------     ---------   ------------

Balances, September 30, 1999          $  61,954   $ 24,117,989     $ 51,513,504      $(134,865,256)    $ (87,774)  $(59,259,583)
                                      =========   ============     ============      =============     =========   ============


See the accompanying Notes to Consolidated Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                            1999               1998               1997
                                                                       --------------      -------------     --------------
Cash flows from operating activities:
Net loss                                                               $ (17,775,381)      $(62,342,639)     $ (11,617,054)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities
   Depreciation and amortization                                          13,672,321         13,723,996         11,157,480
   Gain on sale of assets                                                          0                  0           (725,179)
   Gain on early extinguishment of debt, net                                       0                  0         (2,096,238)
   Loss on impairment of assets                                                    0         44,025,709                  0
   Debt discount amortization                                              1,291,008          1,532,759          1,703,368
   Reorganization expenses incurred in connection with
     Chapter 11 and related legal proceedings                              2,431,807                  0                  0
Change in assets and liabilities
   Accounts receivable, net                                                  520,136           (706,895)           618,856
   Accounts receivable, officer                                                    0                  0            636,113
   Inventories                                                               154,282            (91,597)           (30,079)
   Prepaid expenses & other                                                 (806,252)           303,397            231,702
   Deferred income taxes                                                           0                  0         (3,830,601)
   Other assets                                                           (1,546,096)         2,778,522         (1,105,769)
   Accounts payable                                                        1,262,684           (888,041)          (640,102)
   Interest payable                                                        7,351,167            584,670           (529,475)
   Accrued and other liabilities                                           1,249,833          1,372,066         (2,115,775)
                                                                       -------------       ------------      -------------
Net cash provided by (used in) operating activities
   before reorganization items                                             7,805,509            291,947         (8,342,753)
Reorganization expenses incurred in connection with
   Chapter 11 and related legal proceedings                               (2,431,807)                 0                  0
                                                                       -------------       ------------      -------------

Net cash provided by (used in) operating activities                        5,373,702            291,947         (8,342,753)
                                                                       -------------       ------------      -------------

Cash flows from investing activities:
   Proceeds of sale of land held for development                                   0                  0          3,150,000
   Capital expenditures                                                   (4,303,088)        (5,700,499)        (1,566,035)
   Development costs                                                      (1,438,677)        (6,958,828)          (202,919)
                                                                       -------------       ------------      -------------

Net cash provided by (used in) investing activities                       (5,741,765)       (12,659,327)         1,381,046
                                                                       -------------       ------------      -------------

Cash flows from financing activities:
   Cash proceeds of long-term debt                                                 0         81,439,996         21,675,658
   Cash paid on long-term debt                                            (8,217,252)       (58,065,611)       (15,709,115)
   Debt issue cost                                                          (355,341)        (3,502,340)        (1,356,443)
                                                                       -------------       ------------      -------------

Net cash provided by (used in) financing activities                       (8,572,593)        19,872,045          4,610,100
                                                                       -------------       ------------      -------------

Increase (decrease) in cash and cash equivalents                          (8,940,656)         7,504,665         (2,351,607)

Cash and cash equivalents, beginning of year                              22,650,882         15,146,217         17,497,824
                                                                       -------------       ------------      -------------

Cash and cash equivalents, end of year                                 $  13,710,226       $ 22,650,882      $  15,146,217
                                                                       =============       ============      =============

See the accompanying Notes to Consolidated Financial Statements.

                  SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

1.  BASIS OF PRESENTATION AND GENERAL INFORMATION

         Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are conducted through two wholly owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company owns, through SFHI, real estate adjacent to the Santa Fe, and through an indirect wholly-owned subsidiary of the Company, Sahara Las Vegas Corp. ("SLVC"), on Las Vegas Boulevard South (the "Strip").

         In November 1999, SLVC sold real property located in Henderson, Nevada to Station Casinos, Inc. In connection with the sale, the Company, SLVC, SFHI and members of the family of Paul W. Lowden, majority stockholder of the Company entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson area. Additionally, the Company and SFHI entered into a Right of First Refusal Agreement with the buyer, pursuant to which SFHI granted the buyer a 15-year right of first refusal, subject to certain exceptions, to purchase either capital stock or debt or other securities convertible into capital stock of SFHI or SFHI assets in the event SFHI sells a substantial portion of its assets. The Company granted the buyer a 15-year right of first refusal to buy any outstanding SFHI capital stock that the Company or its affiliates propose to sell.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Liabilities subject to compromise are $63.8 million, which is attributable to principal and accrued interest on the 13 1/2% Notes which matured December 1, 1998 and were not paid. PFC and PHI filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in February and April 1999, respectively. (See Notes 11 and 21) In addition, SFHI is in default under the 9 1/2% Notes issued by SFHI and guaranteed by the Company (the "9 1/2% Notes") which mature in December 2000 due as a result of the failure to pay the 13 1/2% Notes. (See Note 10). The Company has also guaranteed substantially all the other debt of its subsidiaries SLVC and SFHI. Furthermore, at September 30, 1999, current liabilities exceed current assets by approximately $5.5 million and there is a stockholders' deficiency of $59.2 million. The Company's inability to meet the repayment terms of the 13 1/2% Notes, its net losses and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern.

         Management's plans regarding these matters are also described in Notes 10 and 21, including seeking confirmation of a joint plan of Reorganization under the Bankruptcy Code and exploring refinancing alternatives for substantially all of its debt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

         Investments which mature within 90 days from the date of purchase are treated as cash equivalents. These investments are stated at cost which approximates their market value.

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

         The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Impairment of Long-Lived Assets ("SFAS 121").

         Depreciation and amortization are computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation and amortization periods are for buildings and improvements 7 to 40 years and for machinery and equipment 3 to 15 years.

Goodwill

         The excess cost over the net assets of an acquired company is amortized using the straight line method over a 40 year period. Management periodically evaluates the realizability of goodwill and evaluates such asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount in accordance with SFAS 121.

         In September 1998, in accordance with SFAS 121, the Company determined that an impairment had occurred to the carrying value of its assets at the Pioneer. In the quarter ended September 30, 1998, the Company recorded a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets.

Pre-Opening Expenses and Capitalized Interest

         All pre-opening expenses directly related to development of gaming operations are capitalized as incurred and included in other assets and expensed within the first year of operations. Interest costs are capitalized on funds disbursed during the development phase of projects and expensed pursuant to depreciation and amortization methods over the asset's estimated useful life. Beginning in fiscal 2000, the Company will be required to expense development costs as incurred.

Federal Income Taxes

         Deferred income taxes are provided on temporary differences between pretax financial statement income and taxable income resulting primarily from different methods of depreciation and amortization. The Company accounts for Income Taxes in accordance with SFAS No. 109, Accounting for income taxes ("SFAS 109").

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

                            1999                1998                1997
                        ------------        ------------        ------------
Food and Beverage       $    11,691         $    11,357         $    11,051
Hotel                           885                 931                 972
Other                           498                 162                 181
                        ------------        ------------        ------------
   Total                $    13,074         $    12,450         $    12,204
                        ============        ============        ============

Indirect Expenses

         Certain indirect expenses of operating departments such as utilities and property expense and depreciation and amortization are shown separately in the accompanying consolidated statements of operations.

Earnings Per Share

         The Company presents its per share results in accordance with SFAS No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was not included in diluted calculations during the years ended September 30, 1999, 1998 and 1997 since the Company incurred a net loss.

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

Bankruptcy - Related Accounting

         The Company has accounted for all transactions related to the PFC and PHI Chapter 11 case in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, Liabilities subject to compromise under the Chapter 11 case have been segregated on the Consolidated Balance Sheet and are recorded for the amounts that are expected to be allowed under the Amended Plan. (see
Note 21(c) ) In addition, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the period ended September 30, 1999 disclose expenses related to the Chapter 11 case and litigation relating to enforcement of the Company's guarantees of the 13 1/2% Notes under "Reorganization Expenses".

Reclassification

         Certain reclassifications have been made in the 1998 consolidated financial statements in order to conform to the presentation used in 1999.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. This statement redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company adopted SFAS No. 131 in the year ending September 30, 1999. See Note 25

         The FASB recently issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has determined that the effect, if any, of the adoption of SFAS 133 on the Company's future operations or financial condition will be immaterial.

         The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred. This standard is effective for fiscal years beginning after December 15, 1998. Management has determined that the effect, if any, of the adoption of this SOP on the Company's future operations or financial condition will be immaterial.

Fair Value of Financial Instruments

         The Company estimates the fair value of its long term debt and preferred stock to be $195.6 million and $4.6 million, respectively, at September 30, 1999 based upon available market prices. The Company estimates that all other financial instruments have a fair value which approximates their recorded value.

3.  CASH AND CASH EQUIVALENTS

         At September 30, 1999, the Company held cash and cash equivalents of $13.7 million compared to $22.7 million at September 30,1998. Substantially all of the cash and cash equivalents were held by SFHI and PHI and were subject to restrictions which prohibit distribution of this cash to the Company.

         At September 30, 1999, approximately $7.2 million of the Company's consolidated cash and cash equivalents was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which $115 million principal amount of 11% First Mortgage Notes due December 2000 ("11% Notes") of SFHI was issued. As of September 30, 1999, SFHI did not meet the conditions precedent to making a distribution to the Company. See Notes 9 and 10

         At September 30, 1999, approximately $6.2 million of the Company's consolidated cash and cash equivalents was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms the 13 1/2% Notes of PFC were issued, the proceeds of which were loaned to PHI. As of September 30, 1999, PHI did not meet the conditions precedent to making a distribution to the Company. Approximately $2.0 million of PHI's cash is reserved for payments to be made to certain holders of 13 1/2% Notes upon confirmation of the Amended plan. See Notes 9, 10, 11 and 21

         At September 30, 1999, a minimal amount of the Company's consolidated cash and cash equivalents was held by SLVC and was subject to certain restrictions and limitations on its use by the terms of a note purchase agreement pursuant to which $57.5 million principal amount of notes due December 1999 (the "SLVC Notes"), were issued by SLVC. As of September 30, 1999, SLVC did not meet the conditions precedent to making a distribution to the Company. See Notes 9, 10 and 21

4.  ACCOUNTS RECEIVABLE, NET

         Accounts receivable at September 30, 1999 and 1998 consisted of the following:

                                                    1999            1998
                                              ---------------  ---------------
Casino and hotel                              $    2,423,061   $    2,891,652
Other                                                565,059          563,957
                                              --------------   --------------
                                                   2,988,120        3,455,609
Less allowance for doubtful accounts               1,890,494        1,837,847
                                              --------------   --------------
Total                                         $    1,097,626   $    1,617,762
                                              ==============   ==============

Changes in the allowance for doubtful accounts for the years ended September 30, 1999, 1998 and 1997 were as follows:

                                      1999             1998           1997
                                ---------------  ---------------  --------------
Balance, beginning of year      $    1,837,847   $    2,006,768   $   2,196,847
Provision                              178,624           40,673          94,738
Accounts written-off                  (125,977)        (209,594)       (284,817)
                                ---------------  ---------------  --------------
Balance, end of year            $    1,890,494   $    1,837,847   $   2,006,768
                                ===============  ===============  ==============

5.  ASSETS HELD FOR SALE

         In March 1994, the Company purchased for approximately $15.1 million a 39-acre parcel of land located in Henderson, Nevada, for future development of a proposed casino hotel complex. At September 30, 1999 the cost to acquire the property is included in Assets held for sale in the Consolidated Balance Sheet. In addition to costs to acquire the property, the Company has recorded approximately $10.8 million in preliminary architectural, engineering, permitting, and other development costs, which are also included in Assets held for sale in the accompanying Consolidated Balance Sheet. The Company sold the land in November 1999. See Note 24

     At September 30, 1998, the cost to acquire the 39-acre parcel of real property in Henderson, Nevada is included in Land held for development and approximately $9.3 million in preliminary engineering and design fees, construction related permits and development costs are included in Other assets in the accompanying Consolidated Balance Sheet.

6.  LAND HELD FOR DEVELOPMENT

         In October 1995, the Company acquired a 27-acre parcel on Las Vegas Boulevard South which was valued at approximately $21.5 million. The Company assumed an operating lease under which a water theme park operates on the 27-acre parcel. The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $4.2 million as of September 30, 1999. Under the terms of the lease, as amended, the water-theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts.

         In January 1999, SFHI acquired for $3.6 million the approximate 21-acre parcel of undeveloped real property adjacent to the Santa Fe from Santa Fe Gaming. In connection with the closing of the transaction in January 1999, $1.6 million of indebtedness secured by the property was repaid. Management believes the cash consideration paid represents that which could have been negotiated between third parties in an arms length transaction.

7.  PROPERTY AND EQUIPMENT, NET

         In fiscal 1999, the Santa Fe renovated its 200 hotel rooms in a five-story tower at a cost of approximately $800,000.

         In March 1998, the Company acquired, for approximately $10.7 million, gaming equipment and furniture and fixtures previously under lease at the Santa Fe. In June 1998, the Santa Fe acquired additional gaming equipment for $1.2 million. In September 1998, Santa Fe completed construction of two new pylon signs at a total cost of approximately $1.8 million. The Company funded the acquisitions and construction with proceeds from a $14 million note placement in April 1998. See Note 10

         In December 1997, the Company acquired, for approximately $1.2 million, gaming equipment previously under lease at the Pioneer. In January 1998, the Pioneer acquired, for approximately $500,000, additional gaming machines with available working capital. See Note 10

8.  OTHER ASSETS

         In February 1996, the Company, through a wholly-owned subsidiary, acquired a 50% equity interest for $175,000 in a restaurant/tavern operation in northwest Las Vegas, Santa Fe Mining Company, L.L.C. ("Santa Fe Mining"). The restaurant/tavern opened on July 1, 1996. The Company and its partner each contributed $175,000 and have guaranteed a $950,000 loan incurred to finance construction and equipment. In addition, Santa Fe Mining entered into a three year fully amortizing note at 11 1/2% per annum for approximately $100,000 to finance the acquisition of slot equipment.

9.  CURRENT PORTION OF LONG TERM DEBT

         As of September 30, 1999, the Company reported approximately $17.5 million in current maturities of long term debt during the twelve-month period ending September 30, 2000, comprised primarily of $14.0 million principal amount of the 9 1/2% Notes which are in default. See Notes 10 and 24

10.  LONG TERM DEBT, NET

      Long-term debt is presented net of unamortized debt discounts and debt obligations owned, but not retired, by the Company. The Company is subject to various financing agreements containing covenants and restrictions, of which, management believes it is in compliance with the exception of the 13 1/2% Notes and the 9 1/2% Notes. See Note 11

         As of September 30, 1999, the Company had $122.1 million in long-term debt, net of (i) current maturities of $17.5 million, (ii) debt discount of $1.6 million, (iii) debt obligations owned but not retired of $33.1 million of 11% Notes, (iv) $17.7 million debt due upon sale of assets and (v) $55.6 million liabilities subject to compromise. The majority of such amounts mature in December 2000, comprised primarily of $99.4 million principal amount of 11% Notes, of which $33.1 million is held by SLVC, and $43.0 million principal amount of SLVC Notes.

Long-term debt at September 30, 1999 and 1998 consisted of the following:

                                                      1999                1998
                                                ---------------      --------------
11% First Mortgage Notes, Net
("11% Notes") due 2000                           $   64,674,213      $   63,383,205

9 1/2% Senior Secured Notes,
("9 1/2% Notes") due 2000                            14,000,000          14,000,000

11% Equipment Notes,
("Equipment Notes") due 2001                          8,796,139           9,939,996

Note Purchase Agreement
("SLVC Notes") due December 15, 1999                 60,725,742          57,500,000
 (See Note 24)

Note payable to Sierra Construction
 Corp. ("Sierra Note"), due 2000;
 interest at prime plus 2%                            4,787,022           4,879,875

12% First Mortgage Note ("Land
 Note") due 1999                                              0           1,559,000

13 1/2% First Mortgage Notes,
 ("13 1/2% Notes") due 1998                          54,972,389          60,000,000

Other notes payable, collateralized
 primarily by equipment                               4,171,129           3,418,696


Obligations under capital leases                        112,435             251,780
                                                ----------------    ----------------
     Sub-total                                      212,239,069         214,932,552
Less current portion (See Note 9)                    17,466,041           1,785,716
Less debt due upon sale of assets (See Note 24)      17,725,742                   0
Less Liabilities Subject to
  Compromise (See Note 11)                           54,972,389          60,000,000
                                                ----------------    ----------------
     Total long-term debt                       $   122,074,897     $   153,146,836
                                                ================    ================

Excluding the $55 million principal amount of 13 1/2% Notes that matured on December 1, 1998, the scheduled maturities of long-term debt (excluding capital leases) for the year ending September 30 are as follows:

                   2000                     $   17,359,894
                   2001                        121,518,734
                   2002                             92,582
                   2003                            103,599
                   2004                            115,983

                   Thereafter                      237,711
                                            --------------
                      Total                 $  139,428,503
                                            ==============

11% NOTES:

         On December 29, 1993, SFHI consummated a public offering (the "Offering") of 11,500 units, with each unit consisting of $10,000 principal of the 11% Notes and one warrant to acquire, for no additional consideration, an additional $1,000 principal amount of the 11% Notes upon exercise no later than December 15, 1996. The 11% Notes are secured by, among other things, a second priority deed of trust on the Santa Fe and are guaranteed by the Company. Interest is payable semi-annually on June 15 and December 15, at the rate of 11% per annum. The 11% Notes mature on December 15, 2000. Assuming all warrants were exercised on December 15, 1996, the total principal amount of 11% Notes to be paid at maturity would have been $126.5 million and the effective rate of interest per annum would have been 12.46%. SFHI is subject to certain covenants under the indenture in which the 11% Notes were issued including, among other things, restrictions on the incurrence of additional debt and making any loan or any distribution or dividends to any affiliate of the Company. See Note 3

          In August 1995, in connection with an offer to repurchase pursuant to the terms of the Indenture, warrants to acquire $11.5 million principal amount 11% Notes were exercised, resulting in $126.5 million principal amount of 11% Notes outstanding. Upon completion of the repurchase offer, $105 million principal amount of 11% Notes was outstanding.

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

         In March 1998, holders of a majority of the 11% Notes consented to amendments to the indenture under which the 11% Notes were issued. Pursuant to the amendments, SFHI (a) incurred $14 million of senior secured indebtedness; (b) granted a security interest in certain gaming equipment to secure two promissory notes in the aggregate principal amount of approximately $10 million to obtain an extension of the maturity of the two promissory notes from May 1998 until April 2001 and a reduction in the interest rate to 11%, and (c) is permitted to lease to a third party three acres for development of a non-gaming hotel.

         As of September 30, 1999, $99.4 million principal amount of the 11% Notes was outstanding. The 11% Notes are reported in the consolidated Balance Sheet net of unamortized debt discount of $1.6 million and of the $33.1 million principal amount held by SLVC and pledged as collateral for the SLVC Notes. The 11% Notes are callable at par until maturity.

9 1/2% NOTES:

         In April 1998, SFHI issued $14 million principal amount of 9 1/2% Notes, secured by a first priority deed of trust on the Santa Fe. The 9 1/2% Notes require quarterly interest only payments, and mature on December 15, 2000. SFHI used approximately $10.7 million of proceeds to purchase gaming and other equipment under lease and approximately $1.2 million of the proceeds to fund in part the purchase of additional gaming equipment.

         Certain events related to the non-payment by PFC of the 13 1/2% Notes at maturity created events of default under the 9 1/2% Notes. The holders of the 9 1/2% Notes have not accelerated the 9 1/2% Notes, although no assurance can be given that the 9 1/2% Notes will not be accelerated. If the holders of the 9 1/2% Notes accelerate the payment of the 9 1/2% Notes, a default would occur under the 11% Notes, permitting the holders to accelerate that indebtedness. If the 9 1/2% Notes or the 11% Notes were to be accelerated and the Company is unable to refinance the indebtedness or sell all or a portion of its assets and realize sufficient proceeds to satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code. The Company is exploring refinancing alternatives for the 11% Notes and the 9 1/2% Notes. See Note 21

EQUIPMENT NOTES:

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

SLVC NOTES:

         The SLVC Notes were initially issued in January 1996 in an aggregate principal amount of $20 million due December 15, 1999. In August 1997, SLVC and the holders of the SLVC Notes amended the terms of the SLVC Notes to, among other things, (i) provide for the issuance of an additional $15 million of SLVC Notes to increase the outstanding principal amount to $35.0 million. In November 1997, the Company entered into an amended and restated agreement with respect to the SLVC Notes pursuant to which an additional $22.5 million principal amount of SLVC Notes were issued to increase the outstanding principal balance to $57.5 million. SLVC issued two tranches of promissory notes, $37 million principal amount with an interest rate of 9.75% and $20.5 million with an interest rate of 13.25%. Certain other provisions of the loan agreement were amended, including the elimination of any sinking fund principal payments prior to maturity in December 1999. The SLVC Notes are secured by, among other things, the 27-acre parcel of real property on the Las Vegas Strip, 39-acre parcel of real property in Henderson, Nevada and $33.1 million principal amount of 11% Notes, and are guaranteed by the Company. Upon the earlier of the repayment of the SLVC Notes or maturity, SLVC is required to pay $2.1 million in fees associated with the SLVC Notes. See Note 24

         The proceeds from the SLVC Notes were used as follows: (i) In January 1996, approximately $17.5 million was used to repurchase $25.6 million principal amount of 11% Notes, of which $5.6 million was retired and $20.0 million is held as collateral for the SLVC Notes (ii) in August 1997, approximately $10.5 million was used to repurchase $13.1 million principal amount of 11% Notes, which is held as collateral for the SLVC Notes, $2.5 million was deposited in a cash collateral account for use for future principal and interest payments on the SLVC Notes and the remaining balance was used to pay for certain expenses and to make distributions to the Company, and (iii) in November 1997, $20 million was used by SLVC to acquire the 39-acre parcel of land in Henderson, Nevada from an affiliate for cash.

         Pursuant to the terms of the SLVC Notes, the nonpayment of the 13 1/2% Notes at maturity created an event of default, and the filing for relief under Chapter 11 by PFC and PHI created events of default under the SLVC Notes that caused the SLVC Notes to automatically become due and payable. In June 1999, the holders of the SLVC Notes rescinded the acceleration and agreed to defer payment of $1.3 million of interest until maturity, but did not waive other defaults related to the non-payment by PFC of the 13 1/2% Notes. If the holders of the SLVC Notes accelerate the SLVC Notes and demand payment under the SLVC Notes and the Company guarantee and the Company is unable to refinance the SLVC Notes or sell or a portion of its assets and realize proceeds sufficient to satisfy the debt, it is likely that SLVC and the Company will file for relief under Chapter 11 of the Bankruptcy Code. The Company amended the SLVC Notes in December 1999 and is exploring refinancing alternatives for the SLVC Notes. See Notes 21 and 24

         At September 30, 1999, the balance of the SLVC Notes was $60.7 million, comprised of $57.5 million principal, $1.3 million of accrued interest originally due on June 15, 1999 and $1.9 million of fees payable at repayment or maturity. In the accompanying consolidated Balance Sheet, $17.7 million of the balance due on the SLVC Notes as of September 30, 1999 is classified as Debt due upon sale of assets, and the balance is classified as Long-term debt, as a result of the sale of real property in Henderson, Nevada. See Note 24

SIERRA NOTE:

         The Sierra Note, issued in December 1993 for $6.6 million, bears interest at 2% above the prime rate (10 1/4% at September 30, 1999) and originally was payable in monthly installments of principal and interest of $80,099 commencing December 1993 until maturity in December 1998. In October 1998, the Company amended the terms of the Sierra Note to extend the maturity date to December 2000, provide for certain mandatory prepayment requirements and to require interest only payments until the maturity date.

LAND NOTE:

         In December 1996, the Company borrowed approximately $1.6 million pursuant to a first mortgage note secured by the 21-acre parcel. In January 1999, SFHI acquired for $3.6 million the approximate 21-acre parcel of undeveloped real property adjacent to the Santa Fe from the Company. In connection with the closing of the transaction, the $1.6 million note was repaid. Management believes the cash consideration paid represents that which could have been negotiated between third parties in an arms length transaction.

11.  LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise consist of $55 million of principal and approximately $8.8 million of accrued interest due on the 13 1/2% Notes as of September 30, 1999. The 13 1/2% Notes were issued by PFC. The 13 1/2% Notes are secured by a first priority deed of trust on the Pioneer and are guaranteed by the Company. The 13 1/2% Notes matured on December 1, 1998, but were not paid at maturity. See Note 21

12.  LEASES

         All non-cancelable leases have been classified as capital or operating leases. At September 30, 1999, the Company had leases for personal and real property which expire in various years to 2078. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property.

         At September 30, 1999 and 1998, equipment leased under capital leases are recorded in the consolidated Balance Sheets as follows:

                                          SEPTEMBER 30
                                ---------------------------------
                                  1999                  1998
                                --------------     --------------
Equipment                       $      934,991     $    1,011,422
Less accumulated amortization          742,051            424,946
                                --------------     --------------
   Total                        $      192,940     $      586,476
                                ===============    ==============

        Amortization of assets leased under capital leases is included in depreciation and amortization expense in the consolidated Statements of Operations.

         Future minimum lease payments as of September 30, 1999 are as follows:

                                                  CAPITAL           OPERATING
                                              ---------------    ----------------
2000                                          $      110,832      $      725,856
2001                                                   5,554             725,856
2002                                                   1,389             725,856
2003                                                       0             725,856
2004                                                       0             725,856
Thereafter                                                 0          53,894,808
                                              --------------     ---------------
                                                     117,775     $    57,524,088
                                                                 ===============
    Less amount representing interest                  5,340
    Present value of minimum
      lease payments
                                              --------------
                                              $      112,435
                                              ==============

Included in future minimum operating lease payments are rental costs associated with the real property under the lease at the Pioneer. Approximately 6 1/2 acres of the Pioneer property are subject to a 99 year ground lease, expiring in December 2078. Under the ground lease the Company is subject to an annual rental obligation of $720,000 per year, adjusted annually based on the Consumer Price Index. Additionally, beginning January 1, 2004 and every ten years thereafter, the annual rent will be adjusted to an amount equal to 10% of the fair market value of the land subject to the ground lease, on an unimproved basis.

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

13.  STOCKHOLDERS' DEFICIENCY

         The Company has outstanding redeemable exchangeable cumulative preferred stock. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the preferred stock, to the extent declared, must be paid in cash. No dividends were declared on the preferred stock in fiscal 1997, 1998 and 1999. Pursuant to the terms of the Certificate of Designation with respect to the preferred stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%. Beginning October 1, 1999, the dividend rate increased to 12.0% and the dividend will continue to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The accrued stock dividends have been recorded as an increase to the preferred stock account. The Company is a party to financing arrangements that restrict the Company's ability to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. As of September 30, 1999, the aggregate liquidation preference of the Preferred Stock was $24.1 million or $2.72 per share.

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

         The Company has accrued, but not paid, dividends payable on the Preferred Stock since September 30, 1996. Pursuant to the Certificate of Designation, because at least one full dividend payment has been accrued but not paid for two years, the holders of the Preferred Stock, as a separate class, elected two directors to the Company's board of directors at the annual meeting of stockholders held in May 1999. The two directors elected by Preferred Stockholders are in addition to the five directors elected by the holders of the Company's Common Stock. The Preferred Stockholders' right to elect two directors will continue until all dividend arrearages have been paid. On December 23, 1999, John M. Bradham, one of the two preferred stock directors elected at the 1999 Annual Meeting, resigned as a director.

14.  STOCK OPTION PLAN

         The Company has a Key Employee Stock Option Plan (the "Stock Option Plan") providing for the grant of up to 619,535 shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. In October 1995, the Company canceled all outstanding options and issued 153,000 options at an exercise price of $3.00 per share. In 1996, options to acquire 6,250 were canceled. In February 1997, the Company canceled all outstanding options and issued 146,750 options at an exercise price of $1.50. In 1997, options to acquire 10,000 were canceled. During fiscal year ended September 30, 1998, 447,785 options were granted. As of September 30, 1999, there were 584,535 options outstanding under the Stock Option Plan. No options were exercised during fiscal years 1999, 1998 and 1997. The outstanding options have an expiration date of February 2007.

         In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") which provides for the grant of up to 100,000 shares of its common stock to the directors. Directors are automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. As of September 30, 1999, there were 25,000 options outstanding under this plan. The outstanding options have an expiration date of February 2007.

         SFHI, SLVC and PHI (collectively, the "Subsidiaries"), have adopted subsidiary stock option plans (the "Subsidiary Plans"). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary's Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company's long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 1999, no options had been granted under any Subsidiary Plans.

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

         The following table discloses the Company's pro forma net income and net income per share for 1998 and 1997 assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. No stock options were granted or exercised in 1999, therefore, no information has been included for 1999.

         The model assumes no expected future dividend payments on Santa Fe Gaming's Common Stock for the options granted in both 1998 and 1997 (dollars in thousands, except per share data).



                                                       1998                     1997
                                                   -------------           -------------
Net income (loss):
   As reported                                     $     (63,859)          $     (13,133)
   Pro forma                                       $     (64,067)          $     (13,169)

Net income (loss) per share:
   As reported                                     $      (10.31)          $       (2.12)
   Pro forma                                       $      (10.34)          $       (2.13)

Weighted average assumptions:
   Expected stock price volatility                         100.0%                   85.0%
   Risk-free interest rate                                   5.4%                    6.0%
   Expected option lives (in years)                          4.0                     4.0
   Estimated fair value of options                  $       0.72            $       0.98


15.  FEDERAL INCOME TAXES

         The Company accounts for income taxes under SFAS 109. In accordance with SFAS 109, deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. Deferred income taxes of $11.0 million were recorded as of October 1, 1993 as a result of the purchase accounting associated with the Company's investment in a publicly traded partnership. The Company has recognized approximately $29.3 million in federal income tax benefit for financial reporting purposes based on book losses.

         The expense (benefit) for income taxes attributable to pre-tax income consisted of:


YEAR ENDED SEPTEMBER 30              1999        1998         1997
--------------------------------------------- ----------  ------------
(DOLLARS IN THOUSANDS)
Current                           $        0  $        0  $          0
Deferred                                   0           0        (2,702)
                                  ----------  ----------  ------------
Total expense (benefit)           $        0  $        0  $     (2,702)
                                  ==========  ==========  ============

         The expense (benefit) for income taxes attributable to pre-tax income differs from the amount computed at the federal income tax statutory rate as a result of the following:


YEAR ENDED SEPTEMBER 30              1999        1998         1997
--------------------------------------------- ----------  ------------
(DOLLARS IN THOUSANDS)
Amount at Statutory rate          $   (6,222) $  (21,820) $     (3,946)
Goodwill                                   0      14,732           487
Valuation Allowance                    6,035       6,418             0
Lobbying costs/Political
  contributions                           11          82             0
Deferred tax credits                       0           0             0
Other                                    176         588           757
                                  ----------  ----------  ------------
                                  $        0  $        0  $     (2,702)
                                  ==========  ==========  ============

         The components of the deferred tax asset (liability) consisted of the following:


YEAR ENDED SEPTEMBER 30              1999        1998         1997
--------------------------------------------- ----------  ------------
(DOLLARS IN THOUSANDS)
DEFERRED TAX LIABILITIES

Prepaid expenses                     $ 1,013  $      972           961
Fixed asset cost, depreciation
 and amortization, net                11,569      11,587        11,672
Capitalized interest                       0           0           953
Original issue discount                   34          34            34
Other                                  2,142       2,142         2,142
                                  ----------  ----------  ------------
Gross deferred tax liabilities    $   14,758  $   14,735  $     15,762
                                  ==========  ==========  ============

DEFERRED TAX ASSETS

Net operating loss carryforward   $   25,343  $   19,371  $     13,675
Reserves for accounts and
contracts receivable                     539         517           575
Other                                     60          41           325
Deferred payroll                         488         443           407
Tax credits                              780         780           780
                                  ----------  ----------  ------------
Gross deferred tax assets         $   27,210  $   21,152  $     15,762
                                  ----------  ----------  ------------
Net deferred tax asset
  (liability) before valuation
  allowance                           12,452  $    6,417             0
Valuation Allowance                  (12,452)     (6,417)            0
                                  ----------  ----------  ------------
Net deferred tax asset
  (liability)                     $        0  $        0  $          0
                                  ==========  ==========  ============

         At September 30, 1999, the Company has a net operating loss carryforward for regular income tax purposes of approximately $74.5 million, which will fully expire by the year 2019. The Company recorded a valuation allowance to reduce the carrying value of the net deferred tax assets due to the uncertainty surrounding the utilization of the net operating losses.

16.  BENEFIT PLANS

         The Company has a savings plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all of the Company's employees. The Company's matching contributions paid in 1999, 1998 and 1997 were $114,000, 105,000, and
$96,000, respectively.

17.  RELATED PARTIES

         In November 1993, Mr. Lowden, Chairman of the Board, Chief Executive Officer and 70% stockholder of the Company, and Bank of America entered into a personal loan agreement, secured by a pledge of substantially all the common shares of the Company owned by Mr. Lowden. Mr. Lowden advised the Company he repaid the entire loan balance in July 1998.

         In fiscal years 1993 and 1992, Hacienda Hotel Inc's., predecessor made loans to LICO, a Nevada corporation wholly owned by Paul W. Lowden, President and Chairman of the Company, in the aggregate amount of $476,000. LICO provided entertainment services to the Hacienda Resort Hotel and Casino and the Sahara Hotel and Casino. In January 1998, the loans to LICO were satisfied through an offset against Mr. Lowden's bonus for fiscal year 1998 in the amount of $800,000 (the "Fiscal Year 1998 Bonus") and a fee in the amount of $100,000 due Mr. Lowden for personal guarantees he issued for certain Company financing arrangements (the "Personal Guarantee Fee"). In December 1998, at the request of Mr. Lowden, The Company's payment of $350,000 of the Fiscal Year 1998 Bonus and the Personal Guarantee Fee which satisfied, in part, the loan to LICO, was rescinded, and LICO's obligation to pay the Company $350,000, together with interest thereon from January 1998, was reinstated. In February 1999, the Company offset the $350,000 of the remaining payment to Mr. Lowden, payable in connection with the 1998 Fiscal Year Bonus, against the remaining outstanding obligation of LICO to the Company.

18.  LOSS ON ASSET IMPAIRMENT

         In September 1998, in accordance with SFAS 121, the Company determined an impairment loss had occurred to the carrying value of the assets of the Pioneer in Laughlin, Nevada. On August 28, 1998, the California General Assembly, Senate and Governor approved legislation authorizing gaming operations pursuant to a form of compact. Prior to this date, California authorities considered gaming devices operated on Indian reservations to be illegal. On November 3, 1998, California voters approved Proposition 5, which expanded the definition of gaming operations considered legal by the form of compact. Management's view of the Laughlin market indicated that the cash flows associated with Pioneer operations would not be sufficient to recover the carrying value of the Company's investment. Under the requirements of SFAS 121, an impairment charge of $46.0 million was recognized in the fourth quarter of fiscal 1998 to adjust to fair market value the carrying value of the Planner's fixed and intangible assets.

19.  OTHER EXPENSE

         During the quarters ended December 31, 1998 and September 30, 1999, the Company reported charges to earnings of approximately $530,000 and $510,000 associated with costs and expenses in connection with the exchange of a portion of the Consent Solicitation and a proposed offering of debt securities, neither of which was consummated. Additionally, in fiscal 1998, the Company reported a charge to earnings of approximately $760,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated.

         During fiscal 1999 and 1998, the Company incurred charges to earnings of approximately $510,000 and $760,000, respectively, associated with proposed offerings of debt securities which were not consummated.

20.  EXTRAORDINARY ITEMS

         In January 1996 and August 1997, the Company completed the repurchase of an aggregate of $38.7 million principal amount of 11% Notes. The Company financed the repurchases with the net proceeds of private placements of an aggregate of $35 million principal amount of SLVC Notes issued by SLVC. The Company retired $5.6 million principal amount of the 11% Notes purchased and pledged the balance of $33.1 million principal amount held by the Company as collateral for the SLVC Notes. The Company recorded an extraordinary gain of approximately $1.7 million after tax related to the debt repurchase in the quarter ended September 30, 1997.

         In April 1997, the Company acquired $3.5 million principal amount of 10 1/4% Subordinated Debentures due June 1998 issued by the Company ("Subdebentures"). The Company submitted $2.3 million in Subdebentures to the trustee for cancellation in satisfaction of the sinking fund payment due in June 1997. In addition, the Company submitted $1.2 million for cancellation in reduction of the balance due at maturity in June 1998. The Company recorded a $400,000 extraordinary gain net of amortization of debt discount and original issue cost and federal income tax of $300,000 on the purchase which is reported in the quarter ended June 30, 1997.

21. PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE AND LIABILITIES SUBJECT TO COMPROMISE; RELATED LITIGATION

a.  Petition for Relief Under Chapter 11

         On February 23, 1999, PFC voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes in accordance with the PFC's 1998 Consent Solicitation, described below. Contemporaneously with the filing of PHI's voluntary petition, PFC and PHI (collectively, the "Debtors") filed with the Bankruptcy Court a proposed Disclosure Statement and joint plan of reorganization as amended (the "Joint Plan"). The Joint Plan was filed in accordance with consents obtained from holders of approximately 75% of the outstanding principal amount of 13 1/2 Notes, pursuant to which PFC agreed to file for relief under Chapter 11 and the consenting holders agreed to vote to accept a plan of reorganization substantially similar to the treatment proposed in PFC's Consent Solicitation Statement, dated October 23, 1998, as amended, ("Consent Solicitation"). On August 30, 1999 the Bankruptcy Court approved the Disclosure Statement to accompany the Joint Plan. On October 25, 1999, the Debtors proposed modifications to the Joint Plan to satisfy balloting thresholds without resoliciting the Joint Plan. (See below Joint
Plan) The Bankruptcy Court ruled against the Debtors' proposed modification to the Joint Plan and ordered the Debtors' proposed modifications would require re-solicitation. The Court terminated the Debtors' exclusivity, expressly subject to reinstatement, thereby granting other parties in interest the right to file a plan to reorganize the Debtors. On November 8, 1999 the Bankruptcy Court refused to permit a Disclosure Statement to accompany the Plan of Reorganization filed on behalf of Hudson Bay Partners LLC ("HBP"). On December 14, 1999, the Bankruptcy Court refused to approve a Joint Disclosure Statement to accompany the Plan of Reorganization filed by HBP and High River Partnership ("High River"). In addition, the Bankruptcy Court reinstated exclusivity for the Debtors and continued a hearing on the Debtors Disclosure Statement to accompany the Fourth Amended Plan of Reorganization (See below "Modified Joint Plan" for more detailed discussion). No assurance can be given that the Modified Joint Plan will be confirmed.

         PFC and PHI have received approval from the Bankruptcy court to, among other items, (i) pay or otherwise honor certain of its pre-petition obligations, including employee wages, (ii) assume the management agreement between PHI and the Company, and (iii) assume the land lease for approximately 6 1/2 acres on which a portion of the Pioneer is located.

         PFC has continued accruing interest on the 13% Notes subsequent to the date the bankruptcy petition was filed in accordance with the terms of the Consent Solicitation. The principal and accrued interest due on the 13 1/2% Notes is $63.8 million as of September 30, 1999 and reflected as Liabilities subject to compromise reported in the Consolidated Balance Sheet.

b.  Consent Solicitation

         In November 1998, the Company received and accepted consents from holders of approximately 75%, or $45.8 million, of principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the Bankruptcy Code and to submit for confirmation of a plan of reorganization that provides for issuance of Amended Notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the Consenting Holders agreed (a) to forbear until December 15, 2000 from exercising rights or remedies arising as a result of PFC's failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation. In addition, the Company provided collateral for its previously unsecured guarantee of the 13 1/2% Notes, through the pledge of stock of certain of its subsidiaries including SFHI, SR, the majority owner of the stock of SLVC, and by the grant of liens on certain of its other assets. In addition, consenting holders agreed to be bound by restrictions on the transfer or sale of 13 1/2% Notes. 13 1/2% Notes subject to Consents may be transferred only if the transferee agrees to be bound by the terms of the Consent Solicitation.

         Pursuant to the terms of the Consent Solicitation, because certain events have not occurred by December 31, 1999, such events will not occur. As a result holders of at least 75% of the aggregate 13 1/2% Notes subject to consents may terminate the consents.

         Pursuant to the Consent Solicitation, in December 1998 PFC purchased on a pro-rata basis 10.83% principal amount from all consenting holders an aggregate of $5.0 million principal amount of 13 1/2% Notes, plus accrued interest. In July 1999 PFC paid in cash $1.4 million for 50% of the interest payment due June 1, 1999 to consenting holders. In December 1999, the Court approved payment in cash $1.4 million for 50% of the interest due December 1, 1999 to consenting holders. In a separate motion, the court approved payment in cash of approximately $800,000 representing 50% of the interest due on June 1, 1999 and December 1, 1999 payable to non-consenting holders and approximately $1.4 million representing the 10.83% pro-rata principal redemption plus accrued interest, to non-consenting holders, which pro-rata amount was previously paid to consenting holders in December 1998 for their pro-rata portion upon confirmation of the plan.

          In May 1999, the Company was advised that a Consenting Holder attempted to transfer or did transfer an interest in approximately $3.0 million principal amount of 13 1/2% Notes without complying with the restriction on transfer. In July 1999, PFC commenced an adversary action seeking injunctive relief preventing the transfer without strict compliance with the terms of the restrictive legend.

         On November 10, 1999, Hudson Bay Partners LP, ("HBP"), commenced an adversary proceeding against the Debtors and the Company seeking declaratory and injunctive relief contesting, among other matters, the validity of the consents obtained in the Consent Solicitation. On December 13, 1999 the Bankruptcy Court refused to enter a final judgment regarding ruling on the enforceability of the consents obtained pre-petition in the Consent Solicitation, but preliminarily (1) determined the consents to be invalid and
(2) enjoined the Debtors and the Company from stating that they will seek to enforce the Consents. If the consents are ultimately held to be unenforceable the Company intends to seek recission of the grant of security interests securing its guaranty of the 13 1/2% Notes. The Bankruptcy Court has tentatively scheduled the matter for trial and established deadlines for discovery which may not occur prior to balloting on the Debtors' joint plan.

c.  Joint Plan

         On October 21, 1999, the Company's subsidiaries, PFC and PHI, filed a ballot report with respect to PFC's and PHI's Second Amended Plan of Reorganization ("Joint Plan"), indicating that ballots were received as outlined in the table below from holders of PFC's 13 1/2% Notes.

               Number of Votes From Holders of Class 3 Claims

Total number of votes:                          656            100.00%
Number of acceptances:                          557             84.91%
Number of rejections:                            99             15.09%

                       Amount of Class 3 Claims Voted

Total Amount Voted:                   $  48,388,592            100.00%
Amount of Acceptances:                   34,778,333             71.87%
Amount of Rejections:                    13,610,259             28.13%

         On October 25, 1999, PFC and PHI commenced confirmation hearings on the Joint Plan. Pursuant to the Joint Plan, the Debtors were required to meet certain additional thresholds to confirm the Joint Plan, including receiving ballots in favor of the plan equal to sixty-seven (67%) of the total principal amount of 13 1/2% Notes ($54,972,389). The percentage of acceptances received represented approximately 63.27% of the total outstanding principal amount of 13 1/2% Notes.

         The Debtors received ballots aggregating approximately $8.1 million principal amount of 13 1/2% Notes against the Joint Plan from holders of 13 1/2% Notes who had agreed to support the Joint Plan in connection with a Consent Solicitation, including, one holder who acquired approximately $6.2 million of consented 13 1/2% Notes subsequent to the Consent Solicitation pursuant to the terms of the restricted legend on the consented bonds, in which the holder agreed to vote to accept a plan of reorganization substantially similar to the treatment proposed in the Consent Solicitation. The Debtors have commenced legal proceedings to seek specific performance from certain of the Consenting Holders of the 13 1/2% Notes who voted against the Joint Plan. The Debtors proposed certain modifications to the Joint Plan to eliminate the additional threshold without resoliciting the Joint Plan, as modified, which were not permitted at the hearing with the Court ruling proposed modifications would require future solicitation.

d.  Modified Joint Plan

         On December 17, 1999 the Debtors filed a Disclosure Statement to accompany the Fourth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). On December 22, 1999, the Bankruptcy Court continued a hearing on the Disclosure Statement attached to the Modified Joint Plan to December 29, 1999 and set confirmation hearings for the Modified Joint Plan for February 2, 2006.

         If the Modified Joint Plan is confirmed, PFC will issue a principal amount of 13 1/2% First Mortgage Notes (together with the pay-in-kind notes, as defined below, the "Amended Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued and unpaid interest from June 1, 1998 through December 1, 1999. The Company and its affiliates, other than the Debtors have committed at least $20.0 million to the Debtors on the Effective Date of the Modified Joint Plan ("SFGC Contribution"). The SFGC Contribution can be satisfied through a contribution of a combination of 13 1/2% Notes, valued at principal amount plus accrued interest, and cash. In addition, on or about the Effective Date of the Modified Joint Plan, the Debtors will make an offer to repurchase up to $2.0 million of principal and accrued interest on the 13 1/2% Notes ("Dutch Auction"). Upon completion of the SFGC Contribution, the pledge of the SFHI Common Stock granted in connection with the Consent Solicitation will be released. The Amended Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the Amended Notes will be payable semiannually. The Amended Notes will mature on December 1, 2006, though the Debtors reserve the right to shorten the maturity date prior to or at the Confirmation hearing. PFC will have the right to pay in kind up to 50% of the interest payable on June 1, 2000 and December 1, 2000 through the issuance of additional Amended Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the Amended Notes. The Amended Notes will be redeemable at 100% of the principal amount plus accrued and unpaid interest thereon, at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding Amended Notes or make an offer to repurchase all or a portion of the outstanding Amended Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase. The Company will guarantee the payment of and interest on, the Amended Notes, and the guaranty will be secured by a pledge of the common stock of certain subsidiaries, including SR, and by liens on certain of its other assets.

         The Modified Joint Plan is subject to the approval of the Bankruptcy Court. No assurance can be given that the Joint Plan will be confirmed.

e.  Involuntary Proceedings

         In January 1999, a purported holder of approximately $4.7 million of the 13 1/2% Notes (the "Holder") who did not deliver consents pursuant to the Consent Solicitation delivered to the Company a proposal for treatment of its 13 1/2% Notes in a manner that was inconsistent with the terms agreed to by the Consenting Holders. The Company advised the Holder that it was reviewing its alternatives and would not take action with respect to the Holder's proposal at that time. Thereafter, the Holder and two other holders who purportedly held in the aggregate $3.1 million in principal amount of 13 1/2% Notes and who did not provide consents pursuant to the Consent Solicitation delivered demand notices for payment from the Company under its guarantee of the 13 1/2% Notes. On January 14, 1999, the three holders of 13 1/2% Notes filed involuntary bankruptcy petitions against PFC and the Company with the United States Bankruptcy Court for the District of Nevada. The Company did not believe that the three holders of 13 1/2% Notes complied with the requirements of the Bankruptcy Code for the commencement of the involuntary cases. On February 4, 1999, the Company and PFC filed motions to dismiss the involuntary petitions and sought such damages as provided by the Bankruptcy Code. These included costs and reasonable attorney's fees and, in the event the petitions were filed in bad faith, for all damages caused by such filings or punitive damages.

         On February 23, 1999, in accordance with the Consent Solicitation, PFC voluntarily commenced its Chapter 11 proceedings. PFC has reserved its right to seek damages against the three non-consenting holders for improperly commencing the involuntary case against it. On March 19, 1999, the bankruptcy court suspended the involuntary case against the Company pursuant to Bankruptcy Code Section 305 and further ordered that the involuntary proceedings would be dismissed upon the Company's obtaining certain waivers of statutes of limitations regarding alleged avoidance actions. On August 20, 1999, the Bankruptcy Court dismissed the involuntary petition based on the waivers filed by the Company and subject to the Company filing a supplemental agreement and declaration by an insider with respect to certain transactions.

         If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under which SFHI's outstanding indebtedness was issued, which would result in automatic acceleration of the 11% Notes.

f.  Guarantee Litigation -  Hudson Bay

         The Company is the plaintiff in an action titled THE SANTA FE GAMING CORP. V. HUDSON BAY PARTNERS, ET AL., CV-S-99-00298-JBR (LRL). This action was instituted on March 11, 1999 in the United States District Court for the District of Nevada. The defendants are Hudson Bay Partners, LP, ("HBP"), and David H. Lesser. The complaint includes causes of action for violation of
Section 13(d) of the Securities and Exchange Act of 1934, breach of contract, fraud, violation of Nevada's Uniform Trade Secrets Act, and intentional interference with prospective economic advantage. The Company alleges that the defendants failed to comply with the requirements of Section 13(d) in connection with their purchases of the Company's preferred stock, and that defendants wrongfully obtained and used confidential and proprietary information. Based on its Schedule 13D filings, HBP owns approximately 3.0 million shares or 33.19% of the Company's outstanding Preferred Stock.

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

         On or about June 18, 1999, defendant HBP, who alleges it holds approximately $4.7 million of the 13 1/2% Notes, filed a counterclaim against the Company in which it alleges that the Company is in default on its guarantee of the 13 1/2% Notes and seeks to recover the amounts it claims are past due on the 13 1/2% Notes. The Company has denied the allegations made by HBP in all material respects. On or about July 19, 1999, HBP filed a motion for summary judgment on its counterclaim and a request to have that judgment entered, which the Company has opposed. No hearing date has been set on the motion, and no trial date has been scheduled in the action. Discovery is on going.

         The Company is defending this lawsuit vigorously. Even if the Modified Joint Plan is confirmed, any holders who vote to reject the Modified Joint Plan or who do not vote to accept the Modified Joint Plan would retain their rights with respect to the Company's guarantee of the 13 1/2% Notes. If, despite the Company's defense, HBP or another 13 1/2% holder prevails in litigation against the Company to enforce payment on the guarantees of the 13 1/2% Notes a money judgment could be entered against the Company in an amount equal to the outstanding principal amount plus accrued interest of the 13 1/2% Notes held by the prevailing party, plus fees and expenses. The Company does not have sufficient liquid assets to satisfy a judgment in favor of all holders of 13 1/2% Notes and there is no assurance that the Company would be able to obtain any financing to enable the Company to do so. If a final judgment were to be rendered against the Company, it is likely that the Company would file for relief under Chapter 11 of the Bankruptcy Code.

g.  Guarantee Litigation - GMS

         The Company is the defendant in a pending action titled GMS GROUP, LLC V. THE SANTA FE GAMING CORP., No. 99/602231. This action initially was instituted on or about April 9, 1999 by means of a motion for summary judgement in lieu of a complaint filed in the Supreme Court for the State of New York, County of New York and this action was later reinstituted on or about May 5, 1999. GMS Group, LLC ("GMS") alleges that the Company is in default on its guarantee of the 13 1/2% Notes and seeks to recover the amounts it claims are past due on the 13 1/2% Notes. GMS alleges that it holds approximately $6.8 million of the 13 1/2% Notes. The Company filed a motion to dismiss the action for lack of personal jurisdiction over the Company, or, in the alternative, to have the action transferred to a Nevada court.

         On September 8, 1999 the Company and GMS entered into a Forbearance Agreement. Generally, the terms of the Forbearance Agreement require (i) suspension of the New York litigation until May 31, 2000 (subject to early termination as of December 31, 1999 because the Joint Plan will not have been confirmed by December 31, 1999,) (ii) an affirmative vote by GMS in favor of the Modified Joint Plan, (iii) reimbursement to GMS for its incurred legal fees and expenses, and (iv) a waiver by the Company of any defenses and right to oppose the motion for summary judgment brought by GMS in the New York litigation. Because the Modified Joint Plan will not be confirmed by December 31, 1999, the continued forbearance after that date will at the discretion of GMS. Additionally, GMS will be free to vote on a competing plan of reorganization. If GMS were to terminate the Forbearance Agreement, it would be entitled to obtain a judgement against the Company for non-payment on the quarantee of the $6.8 million principal amount of 13 1/2% Notes it holds. If the Company were unable to satisfy the judgement, it is likely the Company would file for relief under Chapter 11 of the Bankruptcy Code.

h.  Reorganization Expenses

         In fiscal year 1999, PHI has incurred approximately $2.4 million in reorganization expenses pursuant to PHI's petition for relief under Chapter 11 of the United States Bankruptcy Code. See Note 11

22.  CONTINGENCIES

Litigation:

         The Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company. For a discussion of litigation in connection with PFC's failure to pay the 13 1/2% Notes at maturity, see Note 21.

Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al.

         The Company is a defendant in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled POULOS V. CAESAR'S WORLD, INC., ET AL., AHERN V. CAESAR'S WORLD, INC., ET AL. and SCHRIER V. CAESAR'S WORLD, INC., ET AL, along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the "Court"). Also named as defendants in these actions are many, of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

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

Treasure Bay

         On December 12, 1994, the Company and SFHI filed a lawsuit in the Court, naming Treasure Bay officers A. Clay Rankin III, Joe N. Hendrix and Bernie Burkholder, and former officer Francis L. Miller as defendants in matters involving violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act, violation of Nevada state securities laws, fraud and negligent misrepresentation in connection with the Company's investment of $10 million in exchange for a 20% interest in Treasure Bay, and the Company's guarantee of $4.5 million of Treasure Bay's indebtedness. The defendants have filed answers to the complaint and discovery is continuing.

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

         On December 7, 1999, the Court issued its Orders on the summary judgment motions filed by the parties. The Court partially granted the Company's motion for summary judgment to some of the claims asserted by Miller in his cross-complaint, but left some issues to be decided for trial. The Court also denied Miller, et al's motion for summary judgment dismissing the Company's remaining claims, thereby ensuring that the matter will eventually proceed to trial against the defendants, very likely sometime in late Spring 2000. However, the Court granted one of the Miller defendants' motions for summary judgment, in effect, precluding one of the claims made by the Company from being raised at trial. The Company has filed a Motion for Reconsideration of this ruling with the Court on the grounds that the Court misinterpreted the law in granting the motion. It is anticipated that the Court will issue a ruling on the Company's Motion for Reconsideration within the next 2-3 months. A trial date will then be set to decide the remaining claims asserted against the Defendants.

Tax Matters

         On September 30, 1997, the United States Tax Court issued an adverse ruling applicable to hotels and casinos which provide meals to employees. The IRS has interpreted the Tax Court ruling to mean that nonqualifying employees are required to recognize income based on the fair value of meals in excess of the amount paid by the employee. Accordingly, employers may be liable for withholding and payroll taxes associated with the fair value of the meals provided to employees in excess of the amount paid by the employee. In May 1999 the Ninth Circuit reversed the Tax Court ruling. Effective for all tax years beginning before, on, or after July 22, 1998 (the effective date of Internal Revenue Code Section 119(b)(4)) employees are not required to recognize income based on the fair value of the meal furnished as long as more than one half of the employees to whom such meals are provided are furnished the meals for the convenience of the employer.

Other

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

23.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION


         Supplemental statement of cash flows information for the years ended September 30, 1999, 1998 and 1997 is presented below:


                                                              1999             1998              1997
                                                           ----------       ----------        ----------
                                                                    (AMOUNTS IN THOUSANDS)
Operating activities:
Cash paid during the year for interest, net of
  amounts capitalized of $0, $108 and $204
  for 1999, 1998 and 1997, respectively                    $   17,265       $   23,355        $   22,587
                                                           ==========       ==========        ==========
Cash paid during the year for income taxes:                $        -       $        -        $      100
                                                           ==========       ==========        ==========
Investing and financing activities:
  Capital lease obligations incurred in
  connection with the acquisition of
  machinery and equipment                                  $        -       $       22        $      208
                                                           ==========       ==========        ==========
Long-term debt incurred in connection with
  the acquisition of machinery and equipment               $      696       $   11,160        $    1,071
                                                           ==========       ==========        ==========
Preferred stock dividends at liquidation value:
Accrued                                                    $    2,132       $    1,516        $    1,516
                                                           ==========       ==========        ==========

24. SUBSEQUENT EVENTS

         In November 1999, SLVC sold real property in Henderson, Nevada and the Company and certain affiliates entered into certain agreements for $37.2 million. In connection with the sale, SLVC, the Company, SFHI and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into non-compete agreements and the Company and SFHI granted rights of first refusal with respect to the Santa Fe Hotel assets and securities. The total consideration of $37.2 million was comprised of $22.5 million in cash and a Promissory Note, payable on 60-days notice, in the principal amount of $14.75 million. The promissory note has been pledged to secure the SLVC Notes. Of the cash proceeds, SLVC used $20.6 million to pay $6.1 million in accrued interest and fees on the SLVC Notes, of which $5.0 million is included in debt due upon sale of assets in the Consolidated Balance Sheet at September 30, 1999, and to repay $14.5 million principal amount of the SLVC Notes, reducing the outstanding principal amount of SLVC Notes to $43 million. Additionally, SLVC used approximately $500,000 to pay development and construction obligations associated with the property. The balance of the cash, approximately $1.4 million was retained for working capital. As of September 30, 1999, the Company has classified $25.8 million in costs incurred to acquire the Henderson property and related to development to "Assets held for sale" and $19.5 million in obligations to "Debt due upon sale of assets" in the Consolidated Balance Sheet. Accordingly, the Company expects to report a pre-tax gain on sale of assets in the quarter ending December 31, 1999 of approximately $12.9 million or $2.08 per common share, subject to reimbursement of certain costs and net of costs incurred since October 1, 1999.

         In December 1999, SLVC and the Company amended the terms of the SLVC Notes. As amended, the SLVC Notes bear interest at 12% per annum, payable on June 20, 2000 and mature on December 14, 2000. SLVC has a mandatory $3 million redemption obligation on June 20, 2000. Under certain conditions, SLVC is permitted to use the proceed of the Promissory Note and to borrow an additional $7.5 million, the proceeds of which may be used by SLVC to purchase 13-1/2% Notes and pay principal or interest on the SLVC Notes. Under certain circumstances, SLVC may distribute up to $7.5 million to the Company in the form of cash or principal amount of 13 1/2% Notes.

25. SUPPLEMENTAL STATEMENT --- SEGMENT INFORMATION

     THE COMPANY'S PRIMARY OPERATIONS ARE IN THE HOTEL/CASINO INDUSTRY AND IN FISCAL YEARS 1999, 1998 AND 1997 WERE CONDUCTED THROUGH PHI AND SFHI. "OTHER" BELOW INCLUDES FINANCIAL INFORMATION FOR THE COMPANY'S OTHER OPERATIONS.

                                                     TWELVE MONTHS ENDED SEPTEMBER 30
                                               --------------------------------------------------
                                                  1999                1998                 1997
                                               ---------           ---------            ---------
PIONEER HOTEL                                             (DOLLARS IN THOUSANDS)
----------------------------------
Operating revenues                             $  44,760           $  40,663            $  40,839
                                               =========           =========            =========
Operating income (loss)                        $   1,776           $ (44,998)           $      90
                                               =========           =========            =========
Interest expense                               $   7,882           $   8,139            $   8,700
                                               =========           =========            =========
Depreciation and amortization                  $   2,666           $   5,604            $   5,583
                                               =========           =========            =========
Rents                                          $     724           $     840            $   1,024
                                               =========           =========            =========
EBITDA (1)                                     $   8,648           $   6,597            $   7,626
                                               =========           =========            =========
Capital expenditures                           $   1,094           $   2,662            $     949
                                               =========           =========            =========
Identifiable assets (2)                        $  42,740           $  47,561            $ 107,629
                                               =========           =========            =========
SANTA FE HOTEL
----------------------------------
Operating revenues                             $  80,091           $  71,520            $  62,706
                                               =========           =========            =========
Operating income                               $  11,299           $  12,241            $   5,678
                                               =========           =========            =========
Interest expense                               $  14,723           $  14,072            $  13,280
                                               =========           =========            =========
Depreciation and amortization                  $   7,701           $   6,002            $   5,240
                                               =========           =========            =========
Rents                                          $       0           $   1,250            $   3,022
                                               =========           =========            =========
EBITDA (1)                                     $  22,116           $  20,619            $  14,871
                                               =========           =========            =========
Capital expenditures                           $   4,171           $  14,137            $   1,422
                                               =========           =========            =========
Identifiable assets (2)                        $  85,719           $  88,967            $  76,635
                                               =========           =========            =========
OTHER & ELIMINATIONS
----------------------------------
Operating revenues                             $     756           $     666            $   1,444
                                               =========           =========            =========
Operating loss                                 $  (3,899)          $  (3,456)           $     704
                                               =========           =========            =========
Interest expense                               $   3,303           $   3,161            $     628
                                               =========           =========            =========
Depreciation and amortization                  $   3,305           $   2,118            $     334
                                               =========           =========            =========
Rents                                          $       0           $       0            $       0
                                               =========           =========            =========
EBITDA (1)                                     $     137           $    (146)           $     705
                                               =========           =========            =========
Capital expenditures                           $    (266)          $      83            $     475
                                               =========           =========            =========
Identifiable assets (2)                        $  49,566           $  55,638            $  32,032
                                               =========           =========            =========
TOTAL
----------------------------------
Operating revenues                             $ 125,607          $  112,849            $ 104,989
                                               =========           =========            =========
Operating income (loss)                        $   9,176          $  (36,213)           $   5,064
                                               =========           =========            =========
Interest expense                               $  25,908          $   25,372            $  23,202
                                               =========           =========            =========
Depreciation and amortization                  $  13,672          $   13,724            $  11,157
                                               =========           =========            =========
Rents                                          $     724          $    2,090            $   4,046
                                               =========           =========            =========
EBITDA (1)                                     $  30,901          $   27,070            $  22,477
                                               =========           =========            =========
Capital expenditures                           $   4,999          $   16,882            $   2,846
                                               =========           =========            =========
Identifiable assets (2)                        $ 178,025          $  192,166            $ 216,296
                                               =========           =========            =========

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other nonrecurring charges.

(2) Identifiable assets represents total assets less elimination for intercompany items.

26.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE)           1999            1998
----------------------------------------        ----------     ----------

Revenues
   First Quarter                                $   30,154     $   27,359
   Second Quarter                                   32,251         28,671
   Third Quarter                                    32,251         28,839
   Fourth Quarter                                   30,951         27,980
                                                ----------     ----------
                                                $  125,607     $  112,849
                                                ==========     ==========
Operating Income (loss)
   First Quarter                                $    3,717     $    1,607
   Second Quarter                                    3,887          2,108
   Third Quarter                                       784          2,691
   Fourth Quarter                                      788        (42,619)
                                                ----------     ----------
                                                $    9,176     $  (36,213)
                                                ==========     ==========
Net Loss
   First Quarter                                $   (3,339)    $   (4,470)
   Second Quarter                                   (2,424)        (3,885)
   Third Quarter                                    (5,560)        (4,030)
   Fourth Quarter                                   (6,452)       (49,958)
                                                ----------     ----------
                                                $  (17,775)    $  (62,343)
                                                ==========     ==========
Net loss per
Common Share
   First Quarter                                $    (0.62)    $    (0.78)
   Second Quarter                                    (0.48)         (0.69)
   Third Quarter                                     (0.99)         (0.71)
   Fourth Quarter                                    (1.12)         (8.13)
                                                ----------     ----------
                                                $    (3.21)        (10.31)
                                                ----------     ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE COMPENSATION AND OTHER INFORMATION

         The information regarding the directors and executive officers of the Company to be included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

   (b)   Reports on Form 8-K filed during the last quarter of 1999.

         The Registrant filed a Current Report on Form 8-K dated November 15, 1999 under Item 5. Other Events, reporting certain information relating to the sale of the Henderson property and an update with respect to the Pioneer Hotel, Inc. and Pioneer Finance Corp. bankruptcy proceedings.

   (c)  Exhibits

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT

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

3.3      Amended and Restated Bylaws of Santa Fe Gaming Corporation. (14)

10.1 Form of Indenture (the "Pioneer Indenture") between Pioneer Finance, the Partnership and Security Pacific National Bank, as Trustee, relating to the 13-1/2% First Mortgage Bonds Due 1998 of Pioneer Finance (the "Bonds").(1)

10.2     Form of Bonds (included as an exhibit to the Pioneer Indenture). (1)

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT

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

10.8 Form of PARI PASSU Certificate relating to the Bonds (included as an exhibit to the Pioneer Indenture).(1)

10.9     Acquisition Agreement relating to the Pioneer Acquisition.(1)

10.10    Pioneer Ground Lease, as amended.(1)

10.11 Conformed Lessor's Agreement dated as of November 16, 1988 among Lessor, Lessee and Pioneer Operating Partnership relating to the Pioneer Acquisition.(1)

10.12 Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13.5% per annum, respectively.(2)

10.13 First Supplemental Indenture to Pioneer Indenture dated as of December 21, 1990 among Pioneer Finance, and Sahara Casino Partners, L.P. and Security Pacific National Bank.(3)

10.14 Promissory Note in the amount of $2,760,079 dated October 10, 1990 executed by Santa Fe Operating Limited Partnership in favor of Deutsche Credit Corporation, collateralized by equipment.(4)

10.15    Key Employee Stock Option Plan.(5)

10.16 Lease Modification Letter dated August 24, 1995 by and between Wet N' Wild Nevada, Inc. and Sahara Corporation.(6)

10.16 Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with Assignment of Rents, dated as of January 16, 1996, by and among Sahara Las Vegas Corp., as trustor, Stewart Title of Nevada, as trustee, and SunAmerica Life Insurance Company, as beneficiary.(7)

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT

10.18 Security Agreement, dated as of January 16, 1996, by and between Sahara Las Vegas Corp. and SunAmerica Life Insurance Company. (7)

10.19 Guaranty, dated as of January 16, 1996, made by Sahara Gaming Corporation in favor of SunAmerica Life Insurance Company. (7)

10.20 Sahara Las Vegas Corp. Tranche A Note due December 15, 1999, dated July 31, 1997 (8)

10.21    Casino Properties Guaranty dated July 29, 1997 (8)

10.22    Sahara Resorts Guaranty dated July 29, 1997 (8)

10.23    Hacienda Hawaiian Guaranty dated July 29, 1997 (8)

10.24    First Amendment to Company Security Agreement dated July 29, 1997 (8)

10.25    Sahara Resorts Pledge Agreement dated July 29, 1997 (8)

10.26    Company Pledge Agreement dated July 29, 1997 (8)

10.27    Casino Properties Pledge Agreement dated July 29, 1997 (8)

10.28    Hacienda Hawaiian Pledge Agreement dated July 29, 1997 (8)

10.29 Second Amended and Restated Note Purchase Agreement dated as of November 25, 1997 among Registrant, SLVC and the holders named therein. (9)

10.30    Form of Tranche A Promissory Note. (9)

10.31    Form of Tranche B Promissory Note. (9)

10.32 Second Amendment to Deed of Trust, Fixture filing and Financing Statement and Security Agreement with Assignment of Rents executed and delivered on November 25, 1997 by SLVC in favor of SunAmerica Life Insurance Company, as Collateral Agent. (9)

10.33 Second Amendment to Security Agreement executed and delivered on November 25, 1997 between SLVC and SunAmerica Life Insurance Company, as Collateral Agent. (9)

10.34 Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with Assignment of Rents executed and delivered on November 5, 1997 by SLVC in favor of SunAmerica Life Insurance Company, as Collateral Agent. (9)

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT

10.35 Second Amendment to Subordination, Non-Disturbance and Attornment Agreement dated November 25, 1997 among SLVC, Wet `N Wild Nevada, Inc. And SunAmerica Life Insurance Company, as Collateral agent. (9)

10.36 Second Amendment to the Environmental Indemnity Agreement executed and delivered on November 25, 1997 by Registrant and SLVC in favor of Sun America Life Insurance Company, as Collateral Agent. (9)

10.37 Environmental Indemnity Agreement issued by Registrant and SLVC on November 25, 1997 in favor of SunAmerica Life Insurance Company, as Collateral Agent. (9)

10.38 Consent to Amendment and Restatement delivered on November 25, 1997 by Registrant, Sahara Resorts, Casino Properties, Inc. and Hacienda Hawaiian Properties, Inc. (9)

10.39 Purchase Agreement by and between Santa Fe Gaming Corporation and Steve Allen dated November 21, 1997 (10)

10.40 First Supplemental Indenture with respect to 11% First Mortgage Notes due 2000 between Santa Fe Hotel Inc., Santa Fe Gaming Corporation and IBJ Schroder Bank & Trust Company dated as of April 14, 1998 (11)

10.41 Amended and Restated Note by and between Santa Fe Hotel Inc., Santa Fe Gaming Corporation in favor of PDS Financial Corporation-Nevada, as Collateral Agent dated April 14, 1998 (11)

10.42 Security Agreement between Santa Fe Hotel Inc. and PDS Financial Corporation-Nevada, as Collateral Agent dated April 14, 1998 (11)

10.43 Amended and Restated Promissory Note by and between Santa Fe Hotel Inc., Santa Fe Gaming Corporation in favor of PDS Financial Corporation-Nevada, as Collateral Agent dated April 14, 1998 (11)

10.44 Security Agreement between Santa Fe Hotel Inc. and PDS Financial Corporation-Nevada dated April 14, 1998 (11)

10.45    Form of Promissory Note due December 15, 2000 (11)

10.46 Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with assignment of Rents executed and delivered on April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent. (11)

10.47 Security Agreement dated as of April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent. (11)

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT

10.48 Environmental Indemnity Agreement dated as of April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent. (11)

10.49 Guaranty dated as of April 14, 1998 by Santa Fe Gaming Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent. (11)

10.50 Subordination and Intercreditor Agreement dated as of April 14, 1998 among SunAmerica Life Insurance Company, as Collateral Agent, Santa Fe Hotel Inc. and IBJ Schroder Bank & Trust Company, as Trustee (11)

10.51 Amended and Restated Promissory Note dated as of October 1, 1998 by Santa Fe Gaming Corporation in favor of Sierra Construction Corp. (12)

10.53 Security Agreement by and between Hacienda Hotel Inc. and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

10.54 Security Agreement by and between Santa Fe Coffee Company and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

10.55 Security Agreement by and between Sahara Nevada Corp. and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

10.56 Fourth Supplemental Indenture by and among IBJ Schroder Bank & Trust Company, Pioneer Finance Corp, Pioneer Hotel, Inc. and Santa Fe Gaming Corporation dated November 30, 1998. (13)

10.57 Security Agreement by and between Santa Fe Gaming Corporation and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

10.58 Pledge Agreement by and between Santa Fe Gaming Corporation and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

10.59 Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1998 (16)

10.60 First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land. (14)

10.61 Management Agreement by and between Santa Fe Gaming Corporation and Santa Fe Hotel Inc. dated as of July 1, 1999. (15)

10.62 Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (15)

10.63 First Amendment to Second Amended and Restated Note Purchase Agreement by and among Santa Fe Gaming Corporation, Sahara Las Vegas Corp., SunAmerica Life Insurance Company, and Anchor National Life Insurance Company dated June 18, 1999. (15)

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT

10.64 Purchase and Sale Agreement dated November 15, 1999 by and between SLVC and STN. (16)

10.65 Right of First Refusal dated November 15, 1999 by and among STN, SFGC and SFHI. (16)

10.66 Non-Competition Agreement dated November 15, 1999 by and among STN, SFHI, SLVC, and SFGC. (16)

10.67 First Amendment to Non-Competition Agreement dated November 16, 1999 by and among STN, SFHI, SLVC, and SFGC. (16)

10.68 Unsecured Promissory Note dated November 15, 1999 by STN to SLVC and the Rider to Station Casinos, Inc. Note dated November 15, 1999. (16)

10.69 Second Amendment to Second Amended and Restated Note Purchase Agreement dated November 15, 1999 by and among SLVC, SFGC, SunAmerica Life Insurance Company and Anchor National Life Insurance Company. (16)

10.70 Forbearance Agreement dated September 8, 1999 by and between SFGC and GMS Group, LLC.(16)

10.71 Third Amendment to Second Amended and Restated Note Purchase Agreement dated December 16, 1999 by and among SLVC, SFGC, SunAmerica Life Insurance Company and Anchor National Life Insurance Company.

10.72 Third Amendment to Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with assignment of Rents executed and delivered on December 16, 1999 by Sahara Las Vegas Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent.

10.73 Third Amendment to Environmental Indemnity Agreement dated as of December 16 by Sahara Las Vegas Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent.

10.74 Third Amendment to Security Agreement dated as of April 14, 1998 by Sahara Las Vegas Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent.

22.      Subsidiaries of the Company. (5)

23.1     Consent of Deloitte & Touche LLP

27.      Financial Data Schedule

FOOTNOTES TO EXHIBIT INDEX

1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-24589) of Pioneer Finance Corp., the Partnership and Pioneer Operating Partnership and incorporated herein by reference.

2) Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Registration Statement on Form S-1 (No. 33-13214) and incorporated herein by reference.

3) Previously filed with the Securities and Exchange Commission as an exhibit to post effective Amendment No. 5 to the Registration Statement on Form S-1 (No. 33-33031) of Sahara Finance Corp., Sahara Casino Partners, L.P., Sahara Operating Limited Partnership, Hacienda Operating Limited Partnership, Santa Fe Operating Limited Partnership, as filed on April 15, 1991 and incorporated herein by reference.

4) Previously filed with the Securities and Exchange Commission as an exhibit to post effective Amendment No. 8 to the Registration Statement on Form S-1 (No. 33-33031) of Sahara Finance Corp., Sahara Casino Partners, L.P., Sahara Operating Limited Partnership, Hacienda Operating Limited Partnership, Santa Fe Operating Limited Partnership, as filed December 30, 1991.

5) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Annual Report on Form 10-K for the year ended September 30, 1993.

6) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-K for the year ended September 30, 1995.

7) Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-Q for the quarter ended December 31, 1995.

8) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 1997.

9) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated December 4, 1997.

10) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended December 31, 1997.

11) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended March 30, 1998.

12) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated October 23, 1998.

13) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-K for the year ended September 30, 1998.

14) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended March 30, 1999.

15) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 1999.

16) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated November 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SANTA FE GAMING CORPORATION

December 28, 1999                   By:  /s/ PAUL W. LOWDEN
                                         ------------------------------------
                                         Paul W. Lowden, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         SIGNATURE                     TITLE                          DATE
         ---------                     -----                          ----

/s/ PAUL W. LOWDEN              Chairman of the Board
---------------------------     and President (Principal         December 28, 1999
Paul W. Lowden                  Executive Officer)


/s/ JAMES W. LEWIS              Director                         December 28, 1999
---------------------------
James W. Lewis


/s/ SUZANNE LOWDEN              Director                         December 28, 1999
---------------------------
Suzanne Lowden


                                Director                         December -, 1999
----------------------------
Peter J. Siris


/s/ JOHN DELANEY                Director                         December 28, 1999
----------------------------
John Delaney


/s/ THOMAS K. LAND              Director and Chief Financial    December 28, 1999
----------------------------    Officer (Principal Financial
Thomas K. Land                  and Accounting Officer)