Form 10-K/A
period 1999-09-30
SANTA FE GAMING CORP
filed 2000-01-28
CIK 812482

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
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION ORORGANIZATION)                           IDENTIFICATION NUMBER)

4949 N. Rancho Drive
Las Vegas, Nevada                                                     89130
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (702) 658-4300


         The undersigned registrant hereby amends the following items of its Annual Report for the fiscal year ended September 30, 1999 on Form 10-K as set forth in the pages attached hereto.



==============================================================================

                                     PART 1

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
Paul W. Lowden (3)                  Chairman of the Board, President and Chief Executive Officer
Thomas K. Land (3)                  Director, Senior Vice President and Chief Financial Officer,
                                    Secretary
Suzanne Lowden                      Director, Executive Vice President, Assistant Secretary
Christopher W. Lowden               Executive Vice President
James W. Lewis (1)(2)               Director
John W. Delaney (1)(2)(3)           Director
Peter J. Siris                      Director

--------
(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.
(3)      Member of the Executive Committee.

         The age, present position with the Company, and principal occupation during the past five years of each Director, executive officer and nominee named above is set forth below:

Paul W. Lowden

         Paul Lowden is 56 years old and has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company's predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden and is Christopher Lowden's father.

Thomas K. Land

         Thomas K. Land is 39 years old and joined the Company in February 1994 as Senior Vice President and Corporate Controller, and was elected Chief Financial Officer of the Company in July 1994. Mr. Land was appointed to the Board of Directors in December 1995. Prior to joining the Company, Mr. Land was the Chief Financial Officer of a construction company, where he was employed from 1990 through February 1994.

Suzanne Lowden

         Suzanne Lowden is 47 years old and has served as a Director and Executive Vice President of the Company since its formation, and had served as a Director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman, reporter, writer and producer of television news. Mrs. Lowden is married to Paul W. Lowden.

Christopher W. Lowden

         Christopher W. Lowden is 34 years old and has served as Executive Vice President of Operations since September 1995 and Executive Vice President since February, 1996. Mr. Lowden served as President of Sahara Development Group from April 1991 through September 1995. From 1989 until August 1993 he was General Manager of the Company's hotel-casino in Laughlin, Nevada, the Pioneer Hotel and Gambling Hall. Mr. Lowden is the son of Paul W. Lowden.

James W. Lewis

         James W. Lewis is 73 years old and has served as a Director of the Company since its formation. Mr. Lewis served as a Director of Sahara Resorts from 1983 to September 1993. Mr. Lewis became associated with the Corporate Finance Department of Westamerica Investment Group on January 1, 1995. Previously, he was a Managing Director of F.L. Bryant & Co., Inc. commencing July 1, 1992. Previously, he was Senior Vice President, Corporate Finance, of Van Kasper & Co. commencing January 1, 1991. From 1980 to 1990, Mr. Lewis served as a First Vice President and Managing Director of Bateman Eichler, Hill Richards, Incorporated.

John W. Delaney

         John W. Delaney is 51 years old and has served as a director of the Company since January 1997, when he was appointed to fill a vacancy on the Board of Directors. He was elected to his current term in February 1997. Mr. Delaney is currently President and Chief Executive Officer of Cityfed Mortgage Co., a mortgage banking firm, where he has been employed since 1978.

Peter J. Siris

         Peter J. Siris is 55 years old and has been a director of the Company, elected by holders of the Company's Exchangeable Redeemable Preferred Stock, since May 1999. Mr. Siris has been President of the Siris Group, an investment and management consulting firm since 1966 and is Managing Director of Guerilla Capital Management. Mr. Siris covered retail and real estate companies with ABN-Amro, as a Senior Vice President in 1996, and UBS Securities, as a Managing Director from 1990 to 1995. He also served as Senior Vice President of Warnaco, Inc. in 1995. Currently, Mr. Siris is a director of Crown American Realty Trust and E-Save Networks.

The Board of Directors and its Committees

         During the fiscal year ended September 30, 1999, the Board of Directors held eight meetings. Each Director attended at least seven of the meetings of the Board and all meetings of any committees of which he or she was a member.

         The Board has standing Executive, Audit and Compensation Committees but does not have a Nominating Committee. The Audit Committee held one meeting, the Executive Committee held two meetings and the Compensation Committee held three meetings during the last fiscal year. Memberships in the various committees are determined by action of the full Board. The function of the Executive, Audit and Compensation Committees and their membership are described below.

         The Executive Committee is authorized to exercise, to the fullest extent permitted by Nevada law and the Bylaws of the Company, all of the authority of the Board of Directors. The Executive Committee is composed of Paul W. Lowden (Chairman), Thomas K. Land and John W. Delaney.

         The Audit Committee reviews the principal accounting policies of the Company, approves the scope and proposed fees for the annual audit, reviews the results of the annual audit directly with the Company's independent auditors and recommends to the full Board which firm of accountants should be selected as the Company's independent auditors. The Audit Committee is composed of James W. Lewis and John W. Delaney, neither of whom is an officer or employee of the Company.

         The Compensation Committee establishes compensation for the executive officers of the Company, administers the 1993 Key Employee Stock Option Plan (the "1993 Plan") and the Subsidiary Plans (as defined under ITEM 11 -"Executive Compensation"), authorizes grants of options and sales of shares under the 1993 Plan and Subsidiary Plans and recommends to the full Board any modifications of the 1993 Plan and Subsidiary Plans. The Compensation Committee is composed of James W. Lewis and John W. Delaney, neither of whom is an officer or employee of the Company. See ITEM 11 "EXECUTIVE COMPENSATION" below for additional information.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership and changes in ownership with the SEC and with the American Stock Exchange. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

         Based solely on its review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended September 30, 1999, the Reporting Persons complied with all
Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

         Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 1999, 1998 and 1997 of those persons who were, as of September 30, 1999, (i) the Chief Executive Officer and (ii) the only other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended September 30, 1999 (the "Named Executive Officers").
                           SUMMARY COMPENSATION TABLE

                                                            OTHER ANNUAL   ALL OTHER
                               FISCAL  SALARY    BONUS      COMPENSATION  COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR     ($)      ($)          ($)(1)        ($)(2)
---------------------------    ------  --------  --------   ------------  ------------
Paul W. Lowden                  1999   $550,000  $375,000(3)     $0        $  46,462
  President, Chairman           1998   $550,000  $550,000(3)     $0        $  42,494
  of the board and CEO          1997   $550,000  $200,000        $0        $  41,924

Thomas K. Land                  1999   $184,693  $ 15,000        $0        $   3,835
  Senior Vice President         1998   $174,676  $ 15,000        $0        $   3,785
  and Chief Financial Officer   1997   $138,704  $ 10,000        $0        $   2,313

--------------------------------------------------------------------
(1) The Company provides automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company's hotel-casinos. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry the Company believes the value of any such personal benefits is less than 25% of the compensation for each person reported above.
(2) "All Other Compensation" in fiscal 1999, 1998 and 1997 consists of payments of life insurance premiums by the Company in the amounts of $44,298, $39,937 and $40,653 for Paul W. Lowden and $2,113, $1,867 and
         $1,868 for Thomas K. Land, respectively, and Company matching contributions to the Retirement Savings 401(k) Plan.
(3)      See "Compensation Arrangements with Mr. Lowden."

         COMPENSATION ARRANGEMENTS WITH MR. LOWDEN. The Compensation Committee approved Mr. Lowden's compensation package for fiscal year 1999, which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden's efforts, the Compensation Committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 1999.

         As previously disclosed by the Company, the Compensation Committee approved payment in fiscal year 1998 of a $600,000 bonus (the "Fiscal Year 1998 Bonus") to Mr. Lowden in connection with the sales by the Company of the Hacienda Resort Hotel and Casino (the "Hacienda") and the Sahara Hotel and Casino (the "Sahara") in September and October, 1995, respectively. Additionally, in fiscal year 1998 Mr. Lowden was entitled to a fee (the "Personal Guarantee Fee") from the Company of $100,000 for personal guarantees issued by Mr. Lowden for certain Company financing arrangements. In January 1998, the Fiscal Year 1998 Bonus and the Personal Guarantee Fee were satisfied through an offset against a loan owed by LICO, a Nevada corporation wholly owned by Mr. Lowden ("LICO"), to the Company which had an outstanding balance of approximately $700,000 at the date of satisfaction. In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of bonus and fee obligations satisfied in January 1998 through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $350,000, together with interest thereon from January 1998, was reinstated. In February 1999, the Company satisfied its obligation to pay the remaining $350,000 to Mr. Lowden by the offset of the outstanding $350,000 obligation of LICO to the Company. In December 1999, at the request of Mr. Lowden, the Company's payment of $175,000 of bonus and fee obligations satisfied in February 1999 through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $175,000, together with interest thereon from January 1998, was reinstated. The Company satisfied its obligation to pay the remaining $175,000 to Mr. Lowden by the offset of the outstanding $175,000 obligation of LICO to the Company in January 2000.

         In January 2000, the Company paid $50,000 to each of Messers. Paul
W. Lowden, Christopher W. Lowden and David G. Lowden in recognition of each of them individually having entered into a fifteen year non-compete agreement in November 1999 in connection with the sale by a subsidiary of the Company to Stations Casino of the real property in Henderson, Nevada and other agreements.

         EMPLOYMENT AGREEMENT WITH MR. LAND. The Company and Thomas K. Land are parties to an employment agreement entered into as of October 1, 1999, as amended, which has a term of one year, subject to earlier termination in accordance with its terms and to automatic renewal if the Company does not provide to Mr. Land a notice that it intends not to renew the agreement. Pursuant to the agreement, Mr. Land is entitled to receive a minimum annual base salary of $185,000. The agreement also provides that Mr. Land may participate in any employee benefit plans, including bonus plans, of the Company. Upon the occurrence of certain events, including the transfer of substantially all of the assets of the Company or the failure by Mr. Paul W. Lowden to own at least 50% of the outstanding Common Stock, the agreement will terminate and Mr. Land will be entitled to receive a lump sum payment in an amount equal to one-half of his annual base salary plus other benefits that would have been otherwise payable under the employment agreement. Pursuant to the employment agreement, as a result of certain events related to the Company's subsidiary, Pioneer Finance Corp., and its 13 1/2% First Mortgage Bonds due December 1, 1998, Mr. Land received a payment of $92,250 in January 2000.

         COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company or its affiliates receive $24,000 annually and $1,000 per Board meeting attended, $800 per Committee meeting attended as a member and $900 per Committee meeting attended as Chairman.

         Additionally, upon first being elected to the Board of Directors, each non-employee director receives options to purchase 12,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Such options are fully vested at the date of grant.

         The Company requires all members of the Board of Directors to comply with all Company policies prior to attending a newly elected director's first meeting of the Board of Directors. These requirements include filing a gaming application with the Nevada Gaming Authorities and executing a confidentiality agreement, and compliance and disclosure statements. Until such time as an elected individual has complied with these requirements, he or she will not be entitled to the benefits of the directorship position, including any director fees or stock option awards that would otherwise be paid or granted.

                               COMPENSATION PLANS

STOCK OPTION PLAN

         The Company's 1993 Plan provides for the grant of options with respect to an aggregate of 619,375 shares of the Common Stock to key employees as determined by the Compensation Committee. No stock options were awarded to, and no stock options were exercised by, the Named Executive Officers in the fiscal year ended September 30, 1999.

1998 SUBSIDIARY STOCK OPTION PLANS

         The Company and certain of its subsidiaries, Santa Fe Hotel Inc., Sahara Las Vegas Corp. and Pioneer Hotel Inc. (collectively, the Subsidiaries"), have adopted various subsidiary stock option plans (the "Subsidiary Plans"). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary's Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company's long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 1999, no options had been granted under any Subsidiary Plans.

SAVINGS PLAN

         The Company has adopted a savings plan qualified under Section 401(k) of the Internal Revenue Code (the "Savings Plan"). The Savings Plan covers substantially all employees, including the Company's executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pretax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pretax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 1999 was $113,000 of which $2,164, $1,722, and $5,747 was contributed by the Company to the accounts of Messrs. Lowden, Land and all other executive officers as a group, respectively, as matches for employee contributions made.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth information regarding beneficial ownership of the Common Stock and the exchangeable redeemable preferred stock of the Company (the "Preferred Stock"), as of January 26, 2000, person known to be the beneficial owner of more than 5% of the outstanding Common Stock or Preferred Stock; (ii) each Director of the Company; and (iii) all Directors and officers of the Company as a group.

NAME BENEFICIAL           SHARES OF                        SHARES OF
    OWNER                COMMON STOCK       PERCENT      PREFERRED STOCK    PERCENT
---------------          ------------       -------      ---------------    -------
Paul W. Lowden(1)           4,513,275(2)     68.85%              521,500(3)   5.89%
James W. Lewis                 13,759(4)       *                       -       -
Suzanne Lowden                  4,792(5)       *                   2,524(6)    *
Thomas K. Land                 69,175(7)      1.10%                1,000       *
Christopher W. Lowden          83,456(7)      1.33%                1,400       *
John W. Delaney                13,750(4)       *                       -       -
Peter J. Siris                 12,500(8)       *                 140,300(9)   1.58%
Hudson Bay Partners(10)        53,600          *               2,971,400     33.55%
All directors and Officers
  as a group (7 persons)    4,764,298        72.88%            3,638,124     41.08%

(1) The address for Paul W. Lowden is c/o Santa Fe Gaming Corporation, P.O. Box 270850, Las Vegas, Nevada 89127. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934 (the "Exchange Act").

(2)      Includes 1,265,601 shares held by LICO, which is wholly owned by Mr.
         Lowden.

(3)      Includes 516,441 shares held by LICO, which is wholly owned by Mr.
         Lowden.

(4) Of such shares, 12,500 may be acquired upon the exercise of outstanding stock options.

(5) Includes 4,521 shares held by Mrs. Lowden as custodian for a child and 11,178 shares held jointly by Mr. Lowden and Mrs. Lowden and excludes shares beneficially owned by Mr. Lowden reflected in the table.

(6) Includes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.

(7) Of such shares, 68,175 may be acquired upon the exercise of outstanding stock options.

(8) All shares may be acquired upon the exercise of outstanding stock options. Upon being first elected to the Company's Board of Directors, non-employee directors receive options to purchase 12,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Such options are fully vested.

(9) Includes (i) 40,200 shares owned by Mr. Siris's wife; (ii) 80,100 shares owned by Mr. Siris's minor daughter; and (iii) 10,000 shares owned by Guerilla Capital Management, of which Mr. Siris is a managing director. Mr. Siris disclaims beneficial ownership of the 40,200 shares owned by his wife.

(10) Based solely on information contained in the Schedule 13D as amended, filed by Hudson Bay Partners, LP., ("HBP") with the Securities and Exchange Commission. According to HBP's Schedule 13D, as amended, the address for Hudson Bay Partners is 237 Park Avenue, Suite 900,
         New York, NY 10017.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See ITEM 11 - EXECUTIVE COMPENSATION for a description of certain transactions during the fiscal year ended September 30, 1999 in which officers and Directors of the Company and its affiliates or families had a direct or indirect interest.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (c)  Exhibits

EXHIBIT
  NO.                               DESCRIPTION OF EXHIBIT
-------                             ----------------------

10.75 Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized in Las Vegas, Nevada on the 28th day of January, 2000


SANTA FE GAMING CORPORATION



By: /s/ Thomas K. Land
   --------------------------------
        Thomas K. Land