Form 10-Q
period 1999-12-31
SANTA FE GAMING CORP
filed 2000-02-14
CIK 812482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:         DECEMBER 31, 1999
                               -------------------------------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ______________


COMMISSION FILE NUMBER:                 1-9481
                       ---------------------------------------------------------

                           SANTA FE GAMING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                                 88-0304348
----------------------------------              --------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                6,195,356                           as of  FEBRUARY 14, 2000
---------------------------------------------------      --------------------
             Amount Outstanding                                  Date

                                            SANTA FE GAMING CORPORATION

                                                       INDEX


                                                                                                 PAGE

PART I.       FINANCIAL INFORMATION

ITEM 1         CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


              CONSOLIDATED CONDENSED BALANCE SHEETS
                         December 31, 1999 (UNAUDITED) and
                         September 30,1999..........................................................2

              CONSOLIDATED CONDENSED STATEMENTS OF
                         OPERATIONS (UNAUDITED) for the
                         three months ended December 31, 1999 and 1998..............................3

              CONSOLIDATED CONDENSED STATEMENTS OF
                         STOCKHOLDERS' DEFICIENCY (UNAUDITED) for the
                         three months ended December 31, 1999.......................................4

              CONSOLIDATED CONDENSED STATEMENTS OF CASH
                         FLOWS (UNAUDITED) for the three months ended
                         December 31, 1999 and 1998.................................................5

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                         STATEMENTS (UNAUDITED).....................................................6

ITEM 2  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................................14

PART II.      OTHER INFORMATION....................................................................26


                                   SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    December 31,              September 30,
                                                                        1999                      1999
                                                                    ------------              ------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 22,885,290              $ 13,710,226
  Accounts receivable, net                                             1,015,741                 1,097,626
  Inventories                                                          1,366,139                 1,185,514
  Prepaid expenses & other                                             4,092,449                 4,049,669
  Assets held for sale                                                         0                25,856,829
                                                                    ------------              ------------
Total current assets                                                  29,359,619                45,899,864

Land held for development                                             23,109,400                23,109,400

Property and equipment, net                                          103,407,160               105,972,969

Other assets                                                           2,578,726                 3,042,463
                                                                    ------------              ------------
Total assets                                                        $158,454,905              $178,024,696
                                                                    ============              ============
LIABILITIES and STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                  $  6,132,516              $  4,815,886
  Interest payable                                                       844,874                 2,613,709
  Accrued and other liabilities                                        7,725,673                 7,020,748
  Debt due upon sale of assets                                                 0                19,482,336
                                                                    ------------              ------------
                                                                      14,703,063                33,932,679
  Current portion of long-term debt, net                             130,867,635                17,466,041
                                                                    ------------              ------------
Total current liabilities                                            145,570,698                51,398,720

Long-term debt - less current portion                                  8,007,913               122,074,897

Liabilities subject to compromise, net                                54,969,159                63,810,662

Stockholders' deficiency                                             (50,092,865)              (59,259,583)
                                                                    ------------              ------------
Total liabilities and stockholders' deficiency                      $158,454,905              $178,024,696
                                                                    ============              ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                                   SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                                 Three Months               Three Months
                                                                     Ended                      Ended
                                                               December 31, 1999          December 31, 1998
                                                               -----------------          -----------------
Revenues:
  Casino                                                       $      25,597,523          $      24,315,664
  Hotel                                                                1,379,916                  1,395,846
  Food and beverage                                                    5,541,242                  5,434,995
  Other revenues                                                       3,753,728                  2,314,133
                                                               -----------------          -----------------
Gross revenues                                                        36,272,409                 33,460,638
  Less casino promotional allowances                                  (3,463,944)                (3,306,724)
                                                               -----------------          -----------------
Net operating revenues                                                32,808,465                 30,153,914
                                                               -----------------          -----------------
Operating expenses:
  Casino                                                              11,981,029                 11,319,525
  Hotel                                                                  466,580                    467,044
  Food and beverage                                                    3,734,790                  3,545,683
  Other operating expenses                                             2,968,877                  1,332,858
  Selling, general and administrative                                  3,709,307                  3,107,536
  Corporate expenses                                                     731,101                    890,567
  Utilities and property expenses                                      3,661,430                  2,519,328
  Depreciation and amortization                                        3,266,700                  3,254,541
  Reorganization expenses                                                876,766                          0
                                                               -----------------          -----------------
Total operating expenses                                              31,396,580                 26,437,082
                                                               -----------------          -----------------
Operating income                                                       1,411,885                  3,716,832

Interest expense                                                       6,414,343                  6,522,865
Gain on sale                                                          12,098,609                          0
Other expenses                                                                 0                    532,497
                                                               -----------------          -----------------
Income(loss) before income tax expense
(benefit) and extraordinary item                                       7,096,151                 (3,338,530)
Federal income tax expense (benefit)                                           0                          0
                                                               -----------------          -----------------
Income (loss) before extraordinary item                                7,096,151                 (3,338,530)

Extraordinary item-gain on early extinquishment
of debt net of tax provision of $0                                     2,070,567                          -
                                                               -----------------          -----------------
Net income (loss)                                                      9,166,718                 (3,338,530)

Dividends accrued on preferred shares                                    568,597                    521,214
                                                               -----------------          -----------------
Net income (loss) applicable to common shares                  $       8,598,121          $      (3,859,744)
                                                               =================          =================
Average common shares outstanding                                      6,195,356                  6,195,356
                                                               =================          =================
Income (loss) before extraordinary item
  per common share                                             $            1.15          $           (0.54)
                                                               =================          =================
Income (loss) per common share                                 $            1.39          $           (0.62)
                                                               =================          =================

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                 (Unaudited)


                                                                  Additional
                                    Common        Preferred         Paid-in          Accumulated      Treasury
                                    Stock           Stock           Capital             Deficit         Stock            Total
                                   -------      -----------       -----------      -------------      --------        ------------
Balances, October 1, 1999          $61,954      $24,117,989       $51,513,504      $(134,865,256)     $(87,774)       $(59,259,583)

Net  income                                                                            9,166,718                         9,166,718
Preferred stock
  dividends accrued                                 568,597                             (568,597)                                0
                                   -------      -----------       -----------      -------------      --------        ------------
Balances, December 31, 1999        $61,954      $24,686,586       $51,513,504      $(126,267,135)     $(87,774)       $(50,092,865)
                                   =======      ===========       ===========      =============      ========        ============


See the accompanying Notes to Consolidated Condensed Financial Statements.

                   SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three Months                Three Months
                                                                                    Ended                       Ended
                                                                              December 31, 1999           December 31, 1998
----------------------------------------------------------------              -----------------           -----------------
Cash flows from operating activities:
Cash and cash eqivalents provided by
  operations                                                                  $         298,008           $         238,761
  Decrease in accounts receivable, net                                                   81,885                     530,349
  Increase in inventories                                                              (180,625)                   (103,286)
  Increase in prepaid expenses & other                                                  (42,781)                    (18,737)
  Decrease (increase) in other assets                                                   433,381                    (860,315)
  Increase in accounts payable                                                        1,316,630                     258,042
  Decrease in interest payable                                                       (4,242,124)                 (1,815,992)
  Increase(decrease) in accrued and other liabilities                                (1,180,805)                    602,756
                                                                              -----------------           -----------------

Net cash used in operating activities before
  reorganization items                                                               (3,516,431)                 (1,168,422)
  Reorganization expenses paid in connection with
  Chapter 11 and related legal proceedings                                             (876,766)                          0
                                                                              -----------------           -----------------
Net cash used in operating activities                                                (4,393,197)                 (1,168,422)
                                                                              -----------------           -----------------
Cash flows from investing activities:
   Proceeds from sale of land held for development
     and related agreements                                                          37,126,512                           0
   Capital expenditures                                                                (555,584)                   (752,368)
   Development costs                                                                    (25,388)                   (407,190)
                                                                              -----------------           -----------------
Net cash provided by (used in) investing activities                                  36,545,540                  (1,159,558)
                                                                              -----------------           -----------------
Cash flows from financing activities:
   Cash paid on long-term debt                                                      (22,958,221)                 (5,616,718)
   Debt issue cost                                                                      (19,058)                    (99,238)
                                                                              -----------------           -----------------
Net cash used in financing activities                                               (22,977,279)                 (5,715,956)
                                                                              -----------------           -----------------
Increase (decrease) in cash and cash equivalents                                      9,175,064                  (8,043,936)

Cash and cash eqivalents,
  beginning of period                                                                13,710,226                  22,650,882
                                                                              -----------------           -----------------
Cash and cash eqivalents,
  end of period                                                               $      22,885,290           $      14,606,946
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


See the accompanying Notes to Consolidated Condensed Financial Statements.

             SANTA FE GAMING CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED)


NOTE 1 - GENERAL INFORMATION AND BASIS OF PRESENTATION

Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993. The Company's primary business operations are conducted through two wholly-owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company owns, through SFHI, real estate adjacent to the Santa Fe, and through an indirect wholly-owned subsidiary, Sahara Las Vegas Corp. ("SLVC"), on Las Vegas Boulevard South (the "Strip").

In November 1999, SLVC sold real property located in Henderson, Nevada. In connection with the sale, the Company, SLVC, SFHI and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson area. Additionally, the Company and SFHI entered into a Right of First Refusal Agreement with the buyer, pursuant to which SFHI granted the buyer a 15-year right of first refusal, subject to certain exceptions, to purchase either capital stock or debt or other securities convertible into capital stock of SFHI or SFHI assets in the event SFHI sells a substantial portion of its assets.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Liabilities subject to compromise are $55.0 million, which is attributable to principal and accrued interest on the 13 1/2% Notes issued by Pioneer Finance Corp ("PFC") which matured December 1, 1998 and were not paid (the "13 1/2% Notes") and are net of debt owned by an affiliate. PFC and PHI filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in February and April 1999, respectively. In addition, SFHI is in default under the 9 1/2% Notes issued by SFHI and guaranteed by the Company (the "9 1/2% Notes") which mature in December 2000, due as a result of the failure to pay the 13 1/2% Notes. The lenders of the

9 1/2% Notes have not demanded immediate payment, although they are entitled to do so at anytime. The Company has guaranteed substantially all the other debt of its subsidiaries, SLVC and SFHI. In addition, at December 31, 1999, current liabilities exceed current assets by approximately $116.2 million, which is primarily attributable to (i) $99.4 million principal amount of 11% First Mortgage Notes issued by SFHI and guaranteed by the Company ("11% Notes") of which $33.1 million is owned by SLVC but not retired, (ii) $43.0 million principal amount of notes issued by SLVC and guaranteed by the Company ("SLVC Notes") and (iii) $14.0 million principal amount of 9 1/2% Notes, all of which mature in December 2000. Furthermore, there is a stockholders' deficiency of $50.1 million. The Company's inability to meet the repayment terms of the 13 1/2% Notes, its net losses and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern.

Management's plans regarding these matters, include seeking confirmation of a joint plan of reorganization under the Bankruptcy Code by PFC and PHI ("Joint Plan") and exploring refinancing alternatives for substantially all of its debt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1999. The results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at December 31, 1999, the results of its operations for the three month periods ended December 31, 1999 and 1998, the changes in stockholders' deficiency for the three month period ended December 31, 1999, and cash flows for the three month periods ended December 31, 1999 and 1998.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Bankruptcy - Related Accounting

The Company has accounted for all transactions related to the PFC and PHI Chapter 11 case in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, Liabilities subject to compromise under the Chapter 11 case have been segregated on the Consolidated Condensed Balance Sheets and are recorded for the amounts that are expected to be allowed under the Joint Plan. In addition, the Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the period ended December 31, 1999 disclose expenses related to the Chapter 11 case as reorganization expenses.

NOTE 3 - CASH AND CASH EQUIVALENTS

As of December 31, 1999, the Company held cash and cash equivalents of $22.9 million compared to $13.7 million at September 30, 1999. Substantially all of the cash and cash equivalents were held by SFHI, PHI and SLVC, and were subject to restrictions which restrict distribution of this cash to the Company.

At December 31, 1999, approximately $5.7 million of the Company's consolidated cash and cash equivalents was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 11% Notes of SFHI was issued. As of December 31, 1999, SFHI did not meet the conditions precedent to making a distribution to the Company.

At December 31, 1999, approximately $7.5 million of the Company's consolidated cash and cash equivalents was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% Notes of PFC were issued. As of December 31, 1999, PHI did not meet the conditions precedent to making a distribution to the Company. Approximately $3.9 million of PHI's cash is reserved for payments to be made to certain holders of 13 1/2% Notes, pursuant to an order of the Bankruptcy Court. See Note 9

At December 31, 1999, approximately $7.5 million of the Company's consolidated cash and cash equivalents was held by SLVC and was subject to certain restrictions and limitations on its use by the terms of a note purchase agreement pursuant to which the SLVC Notes were issued.

NOTE 4 -  ASSETS HELD FOR SALE

In March 1994, the Company purchased for approximately $15.1 million a 39-acre parcel of land located in Henderson, Nevada, for future development of a proposed casino hotel complex. At September 30, 1999 the cost to acquire the property is included in Assets held for sale in the Consolidated Condensed Balance Sheet. In addition to costs to acquire the property, the Company has recorded approximately $10.8 million in preliminary architectural, engineering, permitting, and other development costs, which are also included in Assets held for sale in the accompanying Consolidated Condensed Balance Sheet at September 30, 1999.

In November 1999, SLVC sold the real property in Henderson, Nevada and the Company and certain affiliates entered into certain agreements for $37.2 million. In connection with the sale, SLVC, the Company, SFHI and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into non-compete agreements and the Company and SFHI granted rights of first refusal with respect to the Santa Fe Hotel assets and securities. The total consideration of $37.2 million was comprised of $22.5 million in cash and a promissory note, payable on 60-days notice, in the principal amount of $14.75 million. The promissory note has been pledged to secure the SLVC Notes. Of the cash proceeds, SLVC used $20.6 million to pay $6.1 million in accrued interest and fees on the SLVC Notes, of which $5.0 million is included in debt due upon sale of assets in the Consolidated Condensed Balance Sheet at September 30, 1999 and to repay $14.5 million principal amount of the SLVC Notes, reducing the outstanding principal amount of SLVC Notes to $43 million. Additionally, SLVC used approximately $500,000 to pay development and construction obligations associated with the property. The Company reported a pre-tax gain on sale of assets in the quarter ending December 31, 1999 of approximately $12.1 million. The balance of the cash, approximately $1.4 million was retained for working capital.

In December 1999, SLVC received payment of the $14.75 million unsecured promissory note received in connection with the disposition of the Henderson property. See Note 7 and 9.

NOTE 5 - CURRENT PORTION OF LONG-TERM DEBT

As of December 31, 1999, the Company had approximately $130.9 million in current maturities of long-term debt due to third parties during the twelve-month period ending December 31, 2000, net of debt discount of $1.3 million and debt obligations owned but not retired of $33.1 million of 11% Notes. Current maturities of long term debt is comprised primarily of $99.4 million principal amount of 11% Notes, less $33.1 million owned but not retired, $43.0 million principal balance of SLVC Notes, $14.0 million principal amount of 9 1/2% Notes and a $4.8 million Note (the "Sierra Note"), all of which mature in December 2000.

In December 1999, SLVC and the Company amended the terms of the SLVC Notes. As amended, the SLVC Notes bear interest at 12% per annum, payable on June 20, 2000, and mature on December 14, 2000. SLVC has a mandatory $3 million redemption obligation on June 20, 2000. Under certain conditions, SLVC is permitted to use the proceeds of the promissory note and to borrow an additional $7.5 million, for the purchase of 13 1/2% Notes or debt service on the SLVC Notes. Under certain circumstances, SLVC may distribute up to $7.5 million to the Company in the form of cash or principal amount of 13 1/2% Notes.

NOTE 6 - LONG-TERM DEBT, NET

As of December 31, 1999, the Company had $8.0 million in long-term debt, net of current maturities of $130.9 million, comprised primarily of $7.3 million principal amount of promissory notes secured by equipment at the Santa Fe which mature in April 2001.

NOTE 7 - LIABILITIES SUBJECT TO COMPROMISE

In December 1999, SLVC purchased approximately $9.5 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest, for approximately $9.0 million. The 13 1/2% Notes purchased by SLVC have been pledged as collateral to the SLVC Notes. The Company reported an approximate $2.1 million extraordinary gain on the acquisition of the 13 1/2% Notes by SLVC in the accompanying Consolidated Condensed Statements of Operations for the three month period ended December 31, 1999.

At December 31, 1999, Liabilities subject to compromise is reported net of debt owned by affiliates and not retired and consists of approximately $45.5 million of principal and approximately $9.5 million of accrued interest due on the 13 1/2% Notes. See Note 9

NOTE 8 - SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information for the three month periods ended December 31, 1999 and 1998 is presented below:



                                                                          1999              1998
                                                                         ------            ------
                                                                          (dollars in thousands)
Operating Activities:
Cash paid during the period for interest                                 $8,960            $8,016
                                                                         ======            ======
Investing and Financing Activities:
Debt incurred in connection with the
acquisition of machinery and equipment                                   $   76            $  109
                                                                         ======            ======

NOTE 9 - SUBSEQUENT EVENTS

PETITION FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE AND LIABILITIES SUBJECT TO COMPROMISE

GUARANTOR LITIGATION

In January 2000, SLVC and PHI, acquired the approximately $6.5 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest for approximately $8.0 million from the GMS Group. In connection with the purchase, the GMS Group agreed to dismiss without prejudice its legal action in the state of New York against the Company, in which GMS was seeking to recover amounts it claims are past due on the Company's guaranty of the 13 1/2% Notes. The approximate $5.8 million principal amount of the 13 1/2% Notes acquired by SLVC were pledged as collateral for the SLVC Notes. PHI acquired approximately $700,000 of the 13 1/2% Notes in accordance with an order by Bankruptcy Court approving redemption of 10.83% principal amount of certain 13 1/2% Notes plus accrued interest.

MODIFIED JOINT PLAN

On February 7, 2000 the Debtors filed a proposed Disclosure Statement to accompany the Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). The Bankruptcy Court has scheduled a hearing on the Disclosure Statement attached to the Modified Joint Plan for February 15, 2000 and has tentatively set confirmation hearings for the Modified Joint Plan for March 24, 2000.

If the Modified Joint Plan is confirmed, PFC will issue a principal amount of 13 1/2% First Mortgage Notes (together with the pay-in-kind notes, as described below, the "Amended Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued and unpaid interest from June 1, 1998 through the effective date of the Modified Joint Plan. The Company and its affiliates, other than the Debtors, have committed at least $20.0 million to the Debtors on the earlier of the redemption of the Amended Notes or the recission of the pledge of the SFHI stock ("SFGC Contribution"). The SFGC Contribution can be satisfied through a contribution of a combination of 13 1/2% Notes valued at principal amount plus accrued interest and cash. The Amended Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the Amended Notes will be payable semiannually. The Amended Notes will mature on December 1, 2001. Until the SFGC Contribution, PFC will have the right to pay in kind up to 50% of the interest payable on each June 1, and December 1, through the issuance of additional Amended Notes with a principal amount equal to 50% of the interest payable on such interest payment date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the Amended Notes. The Amended Notes will be redeemable at 100% of the principal amount plus accrued and unpaid interest thereon, at any time.

The Company will guarantee the payment of and interest on, the Amended Notes, and the guaranty will be secured by a pledge of the common stock of certain subsidiaries, including SR, and by liens on certain of its other assets.

The Modified Joint Plan is subject to the approval of the Bankruptcy Court. No assurance can be given that the modified Joint Plan will be confirmed.

OTHER

In January 2000, pursuant to an order of the Bankruptcy Court, PHI paid $1.4 million to holders of consented 13 1/2% Notes, representing 50% of the interest due for the semi-annual period ended December 1, 1999.

NOTE 10 - SEGMENT INFORMATION

The Company's primary operations are in the hotel/casino industry and in fiscal years 2000 and 1999 were conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations and eliminating entries.







                                                            DECEMBER 31, 1999                DECEMBER 31, 1998
FOR THE THREE MONTHS ENDED:                                                     (UNAUDITED)
PIONEER HOTEL                                                             (DOLLARS IN THOUSANDS)
------------------------------------
Operating revenues                                          $          11,243                $          10,618
                                                            =================                =================
Operating income                                            $             203                $             917
                                                            =================                =================
Interest expense                                            $           2,000                $           1,982
                                                            =================                =================
Depreciation and amortization                               $             647                $             671
                                                            =================                =================
Rents                                                       $             181                $             179
                                                            =================                =================
EBITDA (1)                                                  $           2,159                $           2,068
                                                            =================                =================
Capital expenditures                                        $             447                $             334
                                                            =================                =================
Identifiable assets(2)                                      $          44,023                $          42,510
                                                            =================                =================
SANTA FE HOTEL
------------------------------------
Operating revenues                                          $          21,364                $          19,400
                                                            =================                =================
Operating income                                            $           2,707                $           3,968
                                                            =================                =================
Interest expense                                            $           3,681                $           3,684
                                                            =================                =================
Depreciation and amortization                               $           1,938                $           1,752
                                                            =================                =================
Rents                                                       $               -                $               -
                                                            =================                =================
EBITDA (1)                                                  $           5,644                $           6,021
                                                            =================                =================
Capital expenditures                                        $             184                $             514
                                                            =================                =================
Identifiable assets (2)                                     $          82,617                          $86,618
                                                            =================                =================
OTHER & ELIMINATIONS
------------------------------------
Operating revenues                                          $             201                $             136
                                                            =================                =================
Operating loss                                              $          (1,498)                $          (1,168)
                                                            =================                =================
Interest expense                                            $             733                $             857
                                                            =================                =================
Depreciation and amortization                               $             682                $             832
                                                            =================                =================
Rents                                                       $               -                $               -
                                                            =================                =================
EBITDA                                                      $               9                $             (48)
                                                            =================                =================
Capital expenditures                                        $               -                $              14
                                                            =================                =================
Identifiable assets (2)                                     $          31,815                $          53,560
                                                            =================                =================
TOTAL
------------------------------------
Operating revenues                                          $          32,808                $          30,154
                                                            =================                =================
Operating income                                            $           1,412                $           3,717
                                                            =================                =================
Interest expense                                            $           6,414                $           6,523
                                                            =================                =================
Depreciation and amortization                               $           3,267                $           3,255
                                                            =================                =================
Rents                                                       $             181                $             179
                                                            =================                =================
EBITDA (1)                                                  $           7,812                $           8,041
                                                            =================                =================
Capital expenditures                                        $             631                $             862
                                                            =================                =================
Identifiable assets                                         $         158,455                $         182,688
                                                            =================                =================

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-recurring charges. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.
(2) Indentifiable assets represents total assets less elimination for intercompany items.

                        SANTA FE GAMING CORPORATION

              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

CONSOLIDATED

NET OPERATING REVENUES. Consolidated revenues for the three month period ended December 31, 1999 were $32.8 million, representing a $2.6 million, or 8.8%, increase from $30.2 million for the same period in the prior year. Revenues increased by $2.0 million at the Santa Fe and $600,000 at the Pioneer.

OPERATING EXPENSE. Total operating expenses increased $5.0 million, or 18.8%, to $31.4 million in the three months ended December 31, 1999 from $26.4 in the three months ended December 31, 1998. Operating expenses increased by $3.3 million, or 20.9%, at the Santa Fe, $1.3 million, or 13.8%, at the Pioneer, including $900,000 in reorganization expenses, and were unchanged at SLVC. The Company recorded a $1.2 million charge in utilities and property expenses and other expenses to reserve the carrying value of timeshare assets.

OPERATING INCOME. Consolidated operating income for the three month period ended December 31, 1999 was $1.4 million, representing a $2.3 million, or 62.0%, decrease from $3.7 million for the same period in the prior year. Operating income decreased by $700,000 at the Pioneer and $1.3 million at the Santa Fe.

OTHER EXPENSE. Consolidated interest expense for the three month period ended December 31, 1999 was $6.4 million, representing a $100,000, or 1.7%, decrease compared to $6.5 million for the same period in the prior year.

GAIN ON SALE OF ASSETS AND RELATED AGREEMENTS. The Company recorded a $12.1 million gain on the sale of real property in Henderson, Nevada and related agreements.

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. Consolidated income before income tax and extraordinary item for the three month period ended December 31, 1999 was $7.1 million, representing a $10.4 million, or 312.6%, improvement compared to a $3.3 million loss in the same period in the prior year, principally due to the gain on the sale of real property and related agreements.

EXTRAORDINARY ITEM. During the quarter ended December 31, 1999, SLVC purchased $9.5 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest for approximately $9.0 million, resulting in a $2.1 million gain on the extinguishment of debt.

The Company did not record an income tax provision in the current quarter. Accounting Principles Board Opinion 28 states that tax expense for an interim period be measured using an estimated annual effective rate for the annual period. The Company's annualized effective tax rate is 0%. The Company did not record an income tax benefit in the prior year's quarter due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. The preferred stock accrued dividend rate increased to 12% in the current period compared to an 11% dividend rate in the prior year. Consolidated net income applicable to common shares was $8.6 million or $1.39 per common share compared to a $3.9 million net loss, or $0.62 loss, per common share in the prior year period.

SANTA FE

NET OPERATING REVENUES. Revenues at the Santa Fe increased $2.0 million, or 10.1%, in the three months ended December 31, 1999 to $21.4 million as compared to $19.4 million in the same period in the prior year.

Casino revenues increased $900,000, or 6.2%, to $16.6 million from $15.7 million when compared to the same three month period of 1998, due to an increase in the customer volume and the introduction of new slot equipment. The increase in casino revenues was primarily due to an increase of $800,000, or 6.2%, in slot and video poker revenues to $14.4 million in the 1999 quarter from $13.6 million in the 1998 quarter. Other gaming revenues, including table game revenues, increased $100,000, or 6.7%, primarily due to increased sports book revenue. Casino promotional allowances increased $100,000, or 6.4%, to $1.8 million in the 1999 quarter from $1.7 million in the 1998 quarter due to the increase in customer volume.

Hotel revenues decreased $100,000, or 4.6%, to $800,000 for the three months ended December 31, 1999 compared to $900,000 for the three months ended December 31, 1998, due to a decrease in occupancy rate to 80.6% from 88.6%. Management believes that the decrease in occupancy is attributable to the opening of non-gaming hotels near the Santa Fe. Food and beverage revenues increased $200,000, or 4.7%, to $3.5 million in the three months ended December 31, 1999 compared to $3.3 million in the three months ended December 31, 1998 due to an increase in customer volume. Other revenues increased $900,000, or 78.3% to $2.2 million in the three months ended December 31, 1999 from $1.3 million in the three months ended December 31, 1998, primarily due to the opening in February 1999 of an additional retail outlet.

OPERATING EXPENSE. Operating expenses increased $3.3 million, or 20.9%, to $18.7 million in the quarter ended December 31, 1999 from $15.4 million in the quarter ended December 31, 1998.

Casino expenses increased $400,000, or 6.7%, to $7.3 million in the three months ended December 31, 1999 from $6.9 million in the three months ended December 31, 1998, related to the increase in casino revenues. Casino expenses as a percentage of casino revenues increased to 44.1% in the three months ended December 31, 1999 from 43.9% in the three months ended December 31, 1998. Hotel expenses remained unchanged at $300,000 for the three month periods ended December 31, 1999 and 1998 despite the decrease in occupancy rate due to increased costs incurred to attract hotel customers. Food and beverage expenses increased $200,000, or 10.9%, to $2.6 million in the three months ended December 31, 1999 from $2.4 million in the three months ended December 31, 1998. Food and beverage expenses as a percentage of food and beverage revenues increased to 75.6% in the three months ended December 31, 1999 from 71.4% in the three months ended December 31, 1998, due to an increase in labor cost for the 1999 quarter compared to the 1998 quarter, partially offset by a decrease in the cost of beverage sales. Other expenses increased $1.1 million, or 190.5%, to $1.6 million for the three months ended December 31, 1999 compared to $500,000 for the three months ended December 31, 1998, primarily due to the costs associated with the additional retail outlet which opened in February 1999.

Selling, general and administrative expenses increased $1.3 million, or 57.0%, to $3.4 million in the three months ended December 31, 1999 from $2.1 million in the three months ended December 31, 1998, primarily due to increased labor costs, professional services and management fees. Selling, general and administrative expenses as a percentage of revenues increased to 15.7% in the three months ended December 31, 1999 from 11.0% in the three months ended December 31, 1998. Utilities and property expenses were substantially unchanged at $1.5 million in the three months ended December 31, 1999 and 1998. Utilities and property expenses as a percentage of revenues decreased to 7.1% in the three months ended December 31, 1999 from 7.5% in the three months ended December 31, 1998. Depreciation and amortization expenses increased $200,000, or 10.6%, to $1.9 million in the three months ended December 31, 1999 from $1.7 million in the three months ended December 31, 1998.

INTEREST EXPENSE. Interest expense was unchanged at $3.7 million in the 1999 quarter and the 1998 quarter.

NET LOSS. As a result of the factors discussed above, the Santa Fe recorded a net loss of $1.0 million for the quarter ended December 31, 1999, compared to net income of $300,000 in the quarter ended December 31, 1998.

PIONEER

NET OPERATING REVENUES. Revenues at the Pioneer increased $600,000, or 5.9%, to $11.2 million in the December 1999 quarter as compared to $10.6 million in the same period in the prior year. Management believes that 1999 results were positively impacted by an improvement in the Laughlin market compared to prior periods.

Casino revenues increased $300,000 or 3.5%, to $8.9 million from $8.6 million when compared to the same quarter of 1998. The increase in casino revenues was due to an increase of $400,000, or 5.0%, in slot and video poker revenues to $7.9 million in the 1999 period from $7.5 million in the 1998 period. Other gaming revenues, including table games, decreased $100,000, or 6.6%, due to decreased play in keno. Casino promotional allowances remained unchanged at $1.6 million in the 1999 and the 1998 quarter.

Hotel revenues remained unchanged at $500,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998, as a rise in occupancy rate to 65.8% from 61.7% was offset by a 3.1% decrease in average daily room rate. Food and beverage revenues decreased $100,000, or 2.4%, to $2.0 million in the three months ended December 31, 1999 from $2.1 million in the three months ended December 31, 1998 primarily due to a decrease in the amount of complimentary food and beverage provided to customers. Other revenues increased $400,000, or 42.5%, to $1.3 million in the three months ended December 31, 1999 compared to $900,000 in the three months ended December 31, 1998 due to increased sales in retail outlets.

OPERATING EXPENSE. Operating expense increased $1.3 million, or 13.8%, to $11.0 million in the quarter ended December 31, 1999 from $9.7 million in the quarter ended December 31, 1998. Excluding $900,000 of reorganization expenses in the 1999 quarter compared to none in the 1998 quarter, operating expense increased $500,000, or 4.8%. Casino expenses increased $200,000, or 4.5% to $4.6 million for the three months ended December 31, 1999 from $4.4 million in the quarter ended December 31, 1998 primarily due to increased promotional expenses. Casino expenses as a percentage of casino revenues increased to 51.9% in the three months ended December 31, 1999 from 51.4% in the three months ended December 31, 1998. Hotel expenses remained unchanged at $200,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. Food and beverage expenses decreased $100,000, or 6.1%, to $1.1 million in the three months ended December 31, 1999 from $1.2 million in the quarter ended December 31, 1998 due to the decrease in food and beverage revenues and decreases in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 53.2% in the three months ended December 31, 1999 from 55.3% in the three months ended December 31, 1998. Other expenses increased $400,000, or 53.1%, to $1.2 million for the three months ended December 31, 1999 compared to

$800,000 for the three months ended December 31, 1998 due to the increase in retail sales. Other expenses as a percentage of other revenues increased to 91.1% in the 1999 quarter from 84.8% in the 1998 quarter.

Selling, general and administrative expenses decreased $100,000, or 8.3% to $1.4 million in the three months ended December 31, 1999 compared to $1.5 million in the three months ended December 31, 1998, primarily due to decreased management fees pursuant to the management agreement between PHI and the Company. Selling, general and administrative expenses as a percentage of revenues decreased to 12.2% in the three months ended December 31, 1999 from 14.1% in the three months ended December 31, 1998. Utilities and property expenses remained unchanged at $1.0 million in the three months ended December 31, 1999 and December 31, 1998. Depreciation and amortization expenses remained unchanged at $700,000 in the three months ended December 31, 1999 and three months ended December 31, 1998. During the quarter ended December 31, 1999, PHI has incurred approximately $900,000 in reorganization expenses related to the Pioneer bankruptcy proceedings.

OTHER EXPENSE. Interest expense remained unchanged at $2.0 million in the 1999 quarter from the 1998 quarter. During the quarter ended December 31, 1998, PHI incurred costs and expenses in connection with restructuring the 13 1/2% Notes resulting in a $500,000 charge to earnings.

NET LOSS. As a result of the factors discussed above, net loss increased $200,000, or 20.1%, to $1.8 million in the quarter ended December 31, 1999 from $1.6 million in the quarter ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE
OPERATIONS

LIQUIDITY. As of December 31, 1999, the Company held cash and cash equivalents of $22.9 million compared to $13.7 million at September 30, 1999.

Earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-recurring charges ("EBITDA") decreased $200,000, or 2.9%, to $7.8 million in the three months ended December 31, 1999 from $8.0 million in the three months ended December 31, 1998. The Company will incur less net interest expense in future periods as a result of reductions in the outstanding principal amount of SLVC Notes by $14.5 million and SLVC's purchase of $9.5 million of 13 1/2% Notes.

EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), and is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that EBITDA is a useful tool for measuring the ability of the Company to service its debt. The Company's definition of EBITDA is not the same as that of similarly captioned measures used by other companies.

Management believes that, based on operations for the three months ended December 31, 1999, the Company will have sufficient resources from operations and the real property owned by SLVC on Las Vegas Boulevard South to meet its operating requirements, excluding the 13 1/2% Notes, which are the subject of the PFC and PHI Bankruptcy proceedings, and current maturities of long-term debt, through the twelve month period ending December 31, 2000, although no assurance can be given to that effect.

At December 31, 1999, the Company had approximately $130.9 million in current maturities of long-term debt, net of debt discount of $1.3 million and debt obligations owned but not retired of $33.1 million of 11% Notes excluding the 13 1/2% Notes. Current maturities of long term debt, net is comprised primarily of $99.4 million principal amount of 11% Notes, less $33.1 million owned but not retired, $43.0 million principal balance of SLVC Notes, $14.0 million principal amount of 9 1/2% Notes and a $4.8 million Note (the "Sierra Note"), all of which mature in December 2000. The Company had $8.0 million in long-term debt, net of current maturities as of December 31, 1999.

Although management has in the past and is currently exploring refinancing or debt modification alternatives, as well as a possible disposition of the Las Vegas Boulevard South property, in order to satisfy the maturities of debt obligations in 2000, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to the Las Vegas Boulevard South property. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to maturity, it is likely the Company would file for relief under Chapter 11 of the Bankruptcy Code.

Debt agreements restrict the distribution of cash from certain of the Company's subsidiaries to the Company. Cash flow from SFHI and PHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. The SLVC Notes permit up to $7.5 million to be distributed to the Company for the limited purpose of acquiring 13 1/2% Notes for retirement. In addition, debt agreements limit additional indebtedness of such subsidiaries.

Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI (collectively "Corporate") must rely on existing cash and available resources, or cause subsidiaries to dispose of or refinance assets, to provide liquidity to fund Corporate cash requirements.

CASH FLOW FROM OPERATING ACTIVITIES. The Company's cash used in operations was $4.4 million for the three months ended December 31, 1999 as compared to $1.2 million for the prior year period. The increase in cash used in operations was primarily due to the payment of accrued interest and fees on the SLVC Notes, PFC and PHI reorganization expenses and legal expenses.

CASH FLOW FROM INVESTING ACTIVITIES. Cash provided by investing activities was $36.6 million during the three months ended December 1999, compared to cash used in investing activities of $1.2 million during the three months ended December 1998. In November 1999, the Company sold real property in Henderson, Nevada and entered into related agreements for total consideration of $37.2 million. In the fiscal 1999 three-month period the Company incurred $800,000 of capital expenditures, comprised primarily of improvements at the Santa Fe and the Pioneer.

CASH FLOW FROM FINANCING ACTIVITIES. Cash used in financing activities was $23.0 million in the 1999 three month period compared to $5.7 million during the same period in 1998. In the first quarter of fiscal 2000, the Company used proceeds from the sale of the Henderson property and related agreements to reduce the outstanding principal amount of SLVC Notes by $14.5 million and purchase $9.5 million of 13 1/2% Notes. Cash used in financing activities in the 1999 fiscal period represents primarily a principal payment to repurchase and retire $5.0 million principal amount of the 13 1/2% Notes and repayment of a $1.6 million first mortgage note secured by the approximate 21-acre parcel of undeveloped real property adjacent to the Santa Fe.

SFHI - At December 31, 1999, approximately $9.5 million of the Company's current assets, including approximately $5.7 million of cash and cash equivalents was held by SFHI.

Results of operations at the Santa Fe for the quarter ended December 31, 1999 generated EBITDA, as defined, of $5.6 million, compared to $6.0 million of EBITDA in 1998. SFHI's principal uses of cash from operations are interest payments on indebtedness, capital expenditures to maintain the facility, and charges for management services from Corporate. In the fiscal 2000 period, the Santa Fe reported approximately $800,000 in charges for management services provided by Corporate compared to $300,000 in the fiscal 1999 period. In July 1999, Santa Fe and the Company formalized the terms under which the Company provides management services to Santa Fe by entering into a management agreement which provides for an annual base fee and an incentive fee, based on specified levels of operating results not to exceed $2.9 million annually. Interest expense in fiscal 2000 is expected to be approximately the same as expended in fiscal 1999. Capital expenditures to maintain the facility in fiscal 2000 are expected to be approximately the same as fiscal 1999.

Management believes that, based on operations for the three month period ended December 31, 1999, SFHI will have sufficient cash resources to meet its operating requirements (excluding current maturity of long-term debt) through the twelve month period ending December 31, 2000, although no assurance can be given to that effect. SFHI's 11% Notes and 9 1/2% Notes mature in December 2000. Additionally, the 9 1/2% Notes are in default, and the holders may accelerate the debt at any time. SFHI is exploring alternatives for refinancing or modifying the 9 1/2% Notes and 11% Notes. The Company has no arrangements for any refinancings or modifications.

SLVC - At December 31, 1999, approximately $7.5 million of the Company's cash and cash equivalents was held by SLVC. In January 2000, SLVC purchased approximately $5.7 million principal amount of 13 1/2% Notes plus accrued interest for approximately $7.1 million. The 13 1/2% Notes acquired were pledged as collateral to secure the SLVC Notes.

SLVC's primary source of cash is interest income on $33.1 million principal amount of 11% Notes and $9.5 million principal amount of 13 1/2% Notes. SLVC's principal use of cash is to satisfy principal and interest obligations on the SLVC Notes including a mandatory prepayment of $3.0 million on June 20, 2000. Under certain conditions, SLVC is permitted to borrow an additional $7.5 million, the proceeds of which may be used by SLVC to purchase 13 1/2% Notes, pay principal or interest on the SLVC Notes or to make a distribution to the company for the purpose of acquiring 13 1/2% notes. SLVC owns a 27-acre parcel of real estate on Las Vegas Boulevard South, which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs.

Management believes that SLVC has available resources, consisting primarily of interest payments on the 11% Notes and 13 1/2% Notes, as well as the real property on Las Vegas Boulevard South to meet the principal and interest obligations on the SLVC Notes and other operating requirements through December 31, 2000, although no assurance can be given to that effect. The SLVC Notes mature in December 2000 and there is a mandatory $3.0 million prepayment requirement on June 20, 2000. SLVC is exploring alternatives for repayment of the SLVC Notes including but not limited to the sale of the 27-acre parcel on Las Vegas Boulevard South and refinancing or modification of the SLVC Notes. The Company has no arrangements for any such refinancings, modifications, dispositions or other financings, and no assurance can be given that SLVC will successfully make such arrangements.

PHI - At December 31, 1999 approximately $9.3 million of the Company's current assets, including approximately $7.5 million of cash and cash equivalents, was held by PHI. Of this amount, approximately $3.9 million is reserved for payments to holders of 13 1/2% Notes pursuant to orders by the Bankruptcy Court. In January 2000, PHI used $1.4 million to pay interest, in part, on 13 1/2%

Notes due December 1, 1999 and $800,000 to repurchase 10.83% of principal and interest of certain non-consented 13 1/2% Notes together with accrued interest.

Results of operations at the Pioneer for the quarter ended December 31, 1999 generated EBITDA, as defined, of $2.2 million, compared to $2.1 million of EBITDA in 1998. EBITDA margin decreased to 19.2% the first quarter of fiscal 2000 from 19.5% in the first quarter of fiscal 1999. PHI's principal uses of cash are for operating lease payments, corporate expenses, interest payments on indebtedness, reorganization expenses and capital expenditures to maintain the facility. Pioneer incurred charges for management services from Corporate of $250,000 and $300,000 in the three months ended December 31, 1999 and 1998, respectively. In December 1998, the Pioneer and the Company entered into a management agreement which provides for a base and an incentive fee not to exceed $1.0 million per year based on the Pioneer achieving specified levels of operating results. Pioneer reported rent expense of approximately $200,000 in fiscal 1999 and 1998. Capital expenditures to maintain the facility in fiscal 2000 are expected to be approximately the same as in fiscal 1999.

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

Management believes that, based on operations for the three months ended December 31, 1999, PHI will have sufficient cash and available resources to meet its operating requirements (excluding principal and accrued interest on the 13 1/2% Notes) through the twelve months ending December 31, 2000, although no assurance can be given to that effect.

PFC and PHI have filed for relief under Chapter 11 of the United States Bankruptcy Code. See "Legal Proceedings" for information regarding the bankruptcy cases.

CORPORATE - Approximately $3.0 million of the Company's current assets at December 31, 1999, including approximately $2.2 million of cash and cash equivalents, was held by Corporate.

Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate's principal uses of cash are for debt service, administrative and professional expenses and costs associated with the evaluation and development of proposed projects. Additional potential uses of cash by Corporate include obligations that may arise as a result of the Company's guarantee of subsidiary debt, and the guarantee of the tenant loan if the Company terminates a third party lease on the parcel on Las Vegas Boulevard South owned by SLVC. The guaranteed debt of the Company's subsidiaries, PHI, SLVC and SFHI, include the 13 1/2% Notes which are the subject of PFC's and PHI's bankruptcy proceedings and the 9 1/2% Notes, which are in default, as well as the SFHI 11% Notes and the SLVC Notes which mature in December 2000.

Management believes that Corporate has sufficient working capital and available resources to meet its operating requirements through the twelve month period ending December 31, 2000, although no assurance can be given to that effect. The Sierra Note, with an outstanding principal balance of $4.8 million at December 31, 1999, matures in December 2000, and the Company has guaranteed $142.9 million of subsidiary debt (the 11% Notes, the 9 1/2% Notes and the SLVC Notes) that mature in December 2000. Although management is exploring refinancing or debt modification alternatives, as well as possible disposition of the Las Vegas Boulevard South property, in order to satisfy the maturities of debt obligations in 2000, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness, or dispose of the Las Vegas Boulevard South property. If it is unable to do so, it is likely that the Company will file for relief under Chapter 11 of the Bankruptcy Code.

PREFERRED STOCK

The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock to subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company has accrued the semi-annual preferred stock dividends due in fiscal years 1999, 1998 and 1997. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders, voting as a separate class, elected two directors at the annual meeting held in May 1999. In October 1999, the dividend rate increased to 12.0% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%. At December 31, 1999, the aggregated liquidation preference of the Preferred Stock was $24,686,586, or $2.79 per share.

RELATED PARTIES

In fiscal years 1993 and 1992, Hacienda Hotel Inc's., predecessor made loans to LICO, a Nevada corporation wholly owned by Paul W. Lowden, which provided entertainment services to the Hacienda Resort Hotel and Casino and the Sahara Hotel and Casino, in the aggregate amount of $476,000. In January 1998, the loans to LICO were satisfied through an offset against Mr. Lowden's bonus for fiscal year 1998 in the amount of $800,000 ("Fiscal Year 1998 Bonus") and a fee in the amount of $100,000 due to Mr. Lowden for personal guarantees he issued for certain Company financing arrangements (the "Personal Guarantee Fee"). In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of the Fiscal Year 1998 Bonus and the Personal Guarantee Fee which satisfied, in part, the loan to LICO, was rescinded, and LICO's obligation to pay the Company $350,000, together with interest thereon from January 1998, was reinstated. The Company remained obligated to pay Mr. Lowden the additional $350,000 of the fiscal year 1998 bonus. In February 1999, the Company offset the $350,000 remaining payment to Mr. Lowden, payable in connection with the 1998 Fiscal Year Bonus, against the remaining outstanding obligation of LICO to the Company. In December 1999, at the request of Mr. Lowden, the Company's payment of $175,000 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $175,000, together with interest thereon from January 1998, was reinstated. The Company satisfied its obligation to pay the remaining $175,000 obligation to Mr. Lowden by the offset of the outstanding $175,000 obligation of LICO to the Company in January 2000.

In January 2000, the Company paid $50,000 to each of Messers. Paul W. Lowden, Christopher W. Lowden and David G. Lowden in exchange for each of them individually having entered into a fifteen year non-compete agreement in November 1999 in connection with the sale of the real property in Henderson, Nevada and related agreements.

COMPUTERIZED OPERATIONS AND THE YEAR 2000

The Company conducted a review of its computer systems to identify areas that could be affected by year 2000 issues and completed updating many of its existing systems to improve overall business performance and to accommodate business for the year 2000.

The Company believes that there has been no material impact from the year 2000 issues on its operations or its consolidated financial position, results of operations or cash flows. However, certain ongoing risks may exist relative to the non-compliance of third parties with operational significance to the Company, such as key suppliers to its operations. Accordingly, there can be no assurance that the Company will not be adversely impacted in the future by year 2000 issues.

As of December 31, 1999, the Company has incurred approximately $600,000 of costs directly associated with the year 2000 issues.

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

                      SANTA FE GAMING CORPORATION

                      PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     PETITION FOR RELIEF UNDER CHAPTER 11

     As previously disclosed, on February 23, 1999, PFC voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes in accordance with PFC's 1998 Consent Solicitation, described below. Contemporaneously with the filing of PHI's voluntary petition, PFC and PHI (collectively, the "Debtors") filed with the Bankruptcy
     Court a proposed Disclosure Statement and Joint Plan of Reorganization as amended (the "Joint Plan"). The Joint Plan was filed in accordance with consents obtained from holders of approximately 75% of the outstanding principal amount of 13 1/2% Notes, pursuant to which PFC agreed to file for relief under Chapter 11 and the consenting holders agreed to vote to accept a plan of reorganization substantially similar to the treatment proposed in PFC's Consent Solicitation Statement, dated October 23, 1998, as amended, ("Consent Solicitation"). On August 30,
     1999 the Bankruptcy Court approved the Disclosure Statement to accompany the Joint Plan. On October 25, 1999, the Debtors' proposed modifications to the Joint Plan to satisfy balloting thresholds without resoliciting the Joint Plan. The Bankruptcy Court ruled against the Debtors proposed modifications to the Joint Plan and held that the Debtors proposed modifications would require re-solicitation. The Court terminated the Debtors' exclusivity, expressly subject to reinstatement, thereby granting other parties in interest the right to file a plan to reorganize the Debtors. On November 8, 1999 the Bankruptcy Court refused to permit a Disclosure Statement to accompany the plan of reorganization filed on behalf of Hudson Bay Partners LLC ("HBP"). On December 14,
     1999, the Bankruptcy Court refused to approve a Joint Disclosure
     Statement to accompany the plan of reorganization filed by HBP and High River Partnership ("High River"). In addition, the Bankruptcy Court reinstated exclusivity for the Debtors. Debtors filed their Fifth Amended Plan of Reorganization on February 7, 2000 and the Bankruptcy Court has scheduled a hearing on the Disclosure Statement for February 15, 2000
     (See below "Modified Joint Plan" for more detailed discussion). No assurance can be given that the Modified Joint Plan will be confirmed.

     PFC and PHI have received approval from the Bankruptcy Court to, among other items, (i) pay or otherwise honor certain of its pre-petition obligations, including employee wages, (ii) assume the management agreement between PHI and the Company, and (iii) assume the land lease for approximately 6 1/2 acres on which a portion of the Pioneer is located.

     PFC has continued accruing interest on the 13 1/2% Notes subsequent to the date the bankruptcy petition was filed in accordance with the terms of the Consent Solicitation. The principal and accrued interest due on the 13 1/2% Notes is $55.0 million as of December 31, 1999 and are reflected as Liabilities subject to compromise, net of $10.9 million principal and accrued interest owned by an affiliate reported in the Consolidated Condensed Balance Sheet, included elsewhere in this Quarterly Report on Form 10Q.

     CONSENT SOLICITATION

     In November 1998, the Company received and accepted consents from holders of approximately 75%, or $45.8 million, of principal amount of the outstanding 13 1/2% Notes pursuant to which (i) PFC agreed to file for relief under Chapter 11 of the Bankruptcy Code and to submit for confirmation a plan of reorganization that provides for issuance of Amended Notes in satisfaction of the 13 1/2% Notes pursuant to the terms set forth in the Consent Solicitation, and (ii) the consenting holders agreed (a) to forbear until December 15, 2000 from exercising rights or remedies arising as a result of PFC's failure to pay principal and interest on the 13 1/2% Notes at the December 1, 1998 maturity date, or the failure by PHI to pay principal and interest on the intercompany note from PHI to PFC at the December 1, 1998 maturity date and (b) to vote to accept a plan of reorganization in a Chapter 11 bankruptcy case that provides for treatment of the 13 1/2% Notes substantially as set forth in the Consent Solicitation. In addition, the Company provided collateral for its previously unsecured guarantee of the 13 1/2% Notes, through the pledge of stock of certain of its subsidiaries including SFHI and SR, the majority owner of the stock of SLVC, Hacienda Hotel Inc., Sahara Nevada Corp. and Santa Fe Coffee Company and by the grant of liens on certain of its other assets. In addition, consenting holders agreed to be bound by restrictions on the transfer or sale of 13 1/2% Notes. 13 1/2% Notes subject to consents may be transferred only if the transferee agrees to be bound by the terms of the Consent Solicitation.

     Pursuant to the terms of the Consent Solicitation, because certain events will not occur by December 31, 1999, holders of at least 75% of the 13 1/2% Notes subject to consents may terminate the consents.

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

     On November 10, 1999, Hudson Bay Partners LP, ("HBP"), commenced an adversary proceeding against the Debtors and the Company seeking declaratory and injunctive relief contesting, among other matters, the validity of the consents obtained in the Consent Solicitation. On December 13, 1999, the Bankruptcy Court did not enter a final judgment regarding the enforceability of the consents obtained pre-petition in the Consent Solicitation, but preliminarily (1) determined the consents to be invalid and (2) enjoined the Debtors and the Company from stating that they will seek to enforce the Consents. If the consents are ultimately held to be unenforceable, the Company intends to seek rescission of the grants of security interests securing its guaranty of the 13 1/2% Notes. In this respect, the Company has filed a motion with the Bankruptcy Court requesting a modification of the preliminary injunction entered by the Bankruptcy Court to allow the Company and certain subsidiary corporations (Hacienda Hotel Inc., Sahara Nevada Corp., and Santa Fe Coffee Company) to file a counterclaim against HBP and the trustee of the indenture governing the 13 1/2% Notes for rescission of the security interests granted by those companies in connection with the Consents in the event that the Bankruptcy Court concludes that the Consents are unenforceable. The Bankruptcy Court is scheduled to decide whether to modify the preliminary injunction to allow the counterclaim at a hearing on March 2, 2000. In addition, the Bankruptcy Court has scheduled a status conference in the HBP adversary proceeding for February 18, 2000, at which the Bankruptcy Court is likely to set the matter for trial and establish deadlines for discovery which may not occur prior to balloting on the Debtors Joint Plan.

     MODIFIED JOINT PLAN

     On February 7, 2000, the Debtors filed a proposed Disclosure Statement to accompany the Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). The Bankruptcy Court has scheduled a hearing on the Disclosure Statement attached to the Modified Joint Plan for February
     15, 2000 and has tentatively set confirmation hearings for the Modified Joint Plan for March 24, 2000.

     If the Modified Joint Plan is confirmed, PFC will issue a principal amount of 13 1/2% First Mortgage Notes (together with the pay-in-kind notes, as described below, the "Amended Notes") equal to the principal amount of all outstanding 13 1/2% Notes plus accrued and unpaid interest from June 1, 1998 through the effective date. The Company and its affiliates, other than the Debtors, have committed at least $20.0 million to the Debtors on the earlier of the redemption of the Amended Bonds or the recission of the pledge of the SFHI stock ("SFGC Contributions"). The SFGC Contribution can be satisfied through a contribution of a combination of 13 1/2% Notes, valued at principal amount plus accrued interest, and cash. The Amended Notes will bear interest at a rate equal to 13 1/2% per annum. Interest on the Amended Notes will be payable semiannually. The Amended Notes will mature on December 1, 2001. Until the SFGC Contribution, PFC will have the right to pay in kind up to 50% of the interest payable on each June 1, and December 1, through the issuance of additional Amended Notes with a principal amount equal to 50% of the interest payable on such Interest Payment Date (the "PIK Notes"). The terms of the PIK Notes will be identical to those of the Amended Notes. The Amended Notes will be redeemable at 100% of the principal amount plus accrued and unpaid interest thereon, at any time. Upon the occurrence of certain events, PFC will be required to redeem all outstanding Amended Notes or make an offer to repurchase all or a portion of the outstanding Amended Notes, in each case at 100% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of purchase.
     The Company will guarantee the payment of and interest on, the Amended Notes, and the guaranty will be secured by a pledge of the common stock of certain subsidiaries, including SR, and by liens on certain of its other assets.

     The Modified Joint Plan is subject to the approval of the Bankruptcy Court. No assurance can be given that the Joint Plan will be confirmed.

     If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the agreements pursuant to which SFHI's outstanding indebtedness was issued, which would result in automatic acceleration of the 11% Notes and the 9 1/2 % Notes and the SLVC Notes.

     GUARANTEE LITIGATION - GMS

     The Company is the defendant in a pending action titled GMS Group, LLC
     v. The Santa Fe Gaming Corp., No. 99/602231. This action initially was instituted on or about April 9, 1999 by means of a motion for summary judgement in lieu of complaint filed in the Supreme Court for the State of New York, County of New York and this action was later reinstituted on or about May 5, 1999. GMS Group alleged that the Company was in default on its guaranty of the 13 1/2% Notes and sought to recover the amounts it claims are past due on the 13 1/2% Notes.

     In January 2000, SLVC and PHI, in total, acquired approximately $6.5 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest for approximately $8.0 million from the GMS Group. In connection with the purchase, the GMS Group agreed to dismiss without prejudice its legal action in the state of New York against the Company. SLVC acquired approximately $5.8 million principal amount of the 13 1/2% Notes as collateral for the SLVC Notes. PHI acquired approximately $700,000 of the 13 1/2% Notes in accordance with an order by Bankruptcy Court approving redemption of 10.83% principal amount of certain 13 1/2% Notes plus accrued interest.

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

     On December 7, 1999, the Court issued its Orders on the summary judgment motions filed by the parties. The Court partially granted the Company's motion for summary judgment to some of the claims disputed by Miller in his cross-complain, but left some issues to be decided for trial. The Court also denied Miller, et al's motion for summary judgment dismissing the Company's remaining claims, thereby ensuring that the matter will eventually proceed to trial against the defendants, very likely sometime the late Spring 2000. However, the Court granted one of the Miller defendants' motion for summary judgment, in effect, precluding one of the claims made by the Company from the raised at trial. The Company has filed a Motion for Reconsideration of the ruling with the Court on the grounds that the Court misinterpreted the law in granting the motion. It is anticipated the Court will issue a ruling on the Company's Motion for Reconsideration within the next 2-3 months. A trial date will then be set to decide the remaining claims asserted against the Defendants.

ITEM 2 - CHANGES IN SECURITIES

     None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     PFC has $55 million of principal and approximately $10.8 million accrued interest due on the 13 1/2% Notes as of December 31, 1999 which is presented net of $9.5 million principal and $1.4 million accrued interest owned by affiliates as Liabilities subject to compromise in the Consolidated Condensed Balance Sheet contained elsewhere herein. See "Legal Proceedings".

     Pursuant to the terms of the $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes") which SFHI issued, certain events related to the non-payment by PFC of the 13 1/2% Notes at maturity, created events of default under the 9 1/2% Notes. The holders of the 9 1/2% Notes have not accelerated the 9 1/2% Notes, although no assurance can be given that the 9 1/2% Notes will not be accelerated. The Company is also exploring refinancing alternatives for the 9 1/2% Notes.if the holders of the 9 1/2% Notes accelerate the payment of the 9 1/2% Notes, a default would occur under the 11% Notes which would permit the 11% Notes to accelerate. If the 9 1/2% Notes or the 11% Notes were to be accelerated and the Company is unable to refinance the indebtedness or sell all or a portion of its assets and realize sufficient proceeds to satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code.

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

     Exhibits

         27    Financial Data Schedules

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


Dated: February 14, 2000