Form 10-Q
period 2000-03-31
SANTA FE GAMING CORP
filed 2000-05-15
CIK 812482

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     MARCH 31, 2000
                               -----------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

Commission File Number:              1-9481
                       ---------------------------------------------------------

                          SANTA FE GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant  as specified in its charter)

                Nevada                                  88-0304348
-------------------------------------     --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                4949 N. Rancho Drive, Las Vegas, Nevada  89130
--------------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 658-4300
                          ---------------------------
            (Registrant's  telephone  number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           6,195,356                              as of     May 12, 2000
--------------------------------------------------     -------------------------

                          SANTA FE GAMING CORPORATION

                                     INDEX

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

ITEM 1    Consolidated Condensed Financial Statements
          CONSOLIDATED CONDENSED BALANCE SHEETS
              March 31, 2000 (UNAUDITED) and
              September 30,1999......................................... 2

          CONSOLIDATED CONDENSED STATEMENTS OF
              OPERATIONS (UNAUDITED) for the three and six months
              ended March 31, 2000 and 1999..............................3

          CONSOLIDATED CONDENSED STATEMENT OF
              STOCKHOLDERS' DEFICIENCY (UNAUDITED) for the
              six months ended March  31, 2000...........................4

          CONSOLIDATED CONDENSED STATEMENTS OF CASH
              FLOWS (UNAUDITED) for the six months ended
              March 31, 2000 and 1999....................................5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
              STATEMENTS (UNAUDITED).....................................6

ITEM 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................15

ITEM 3    Market Risk Disclosure........................................29

PART II.  OTHER INFORMATION.............................................30

                 SANTA FE GAMING CORPORATION and SUBSIDIARIES
                     Consolidated Condensed Balance Sheets

                                                                           March 31,                September 30,
ASSETS                                                                        2000                      1999
----------------------------------------                            ---------------------     ----------------------
                                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                                $ 16,483,145               $ 13,710,226
   Accounts receivable, net                                                    1,461,267                  1,097,626
   Inventories                                                                 1,376,162                  1,185,514
   Prepaid expenses & other                                                    4,344,785                  4,049,669
   Assets held for sale                                                                0                 25,856,829
                                                                    ---------------------     ----------------------

Total current assets                                                          23,665,359                 45,899,864

Land held for development                                                     23,109,400                 23,109,400

Property and equipment, net                                                  101,814,893                105,972,969

Other assets                                                                   1,906,903                  3,042,463
                                                                    ---------------------     ----------------------
Total assets                                                                $150,496,555               $178,024,696
                                                                    =====================     ======================

LIABILITIES and STOCKHOLDERS' DEFICIENCY
----------------------------------------

Current liabilities:
   Accounts payable                                                         $  3,912,373               $  4,815,886
   Interest payable                                                            3,902,815                  2,613,709
   Accrued and other liabilities                                               6,716,518                  7,020,748
   Debt due upon sale of assets                                                        0                 19,482,336
                                                                    ---------------------     ----------------------
                                                                              14,531,706                 33,932,679
   Current portion of long-term debt, net                                    131,883,807                 17,466,041
                                                                    ---------------------     ----------------------

Total current liabilities                                                    146,415,513                 51,398,720

Long-term debt - less current portion                                          7,686,342                122,074,897

Liabilities subject to compromise, net                                        44,354,503                 63,810,662

Stockholders' deficiency                                                    (47,959,803)               (59,259,583)
                                                                    ---------------------     ----------------------
Total liabilities and stockholders' deficiency                              $150,496,555               $178,024,696
                                                                    =====================     ======================

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION and SUBSIDIARIES
                Consolidated Condensed Statements of Operations
                                  (Unaudited)


                                           Three Months          Three Months         Six Months            Six Months
                                              Ended                 Ended                Ended                Ended
                                         March 31, 2000        March 31, 1999       March 31, 2000       March 31, 1999
                                       --------------------  -------------------- -------------------  --------------------
Revenues:
 Casino                                       $ 27,520,148          $ 25,372,327        $ 53,117,671          $ 49,687,991
 Hotel                                           1,449,393             1,451,177           2,829,309             2,847,023
 Food and beverage                               5,900,837             5,320,889          11,442,079            10,755,884
 Other revenues                                  3,791,408             3,371,252           7,545,136             5,685,385
                                       --------------------  -------------------- -------------------  --------------------
Gross revenues                                  38,661,786            35,515,645          74,934,195            68,976,283
 Less casino promotional
 allowances                                     (3,576,552)           (3,264,112)         (7,040,496)           (6,570,836)
                                       --------------------  -------------------- -------------------  --------------------
Net operating revenues                          35,085,234            32,251,533          67,893,699            62,405,447
                                       --------------------  -------------------- -------------------  --------------------
Operating expenses:
 Casino                                         11,813,017            11,528,469          23,794,046            22,847,994
 Hotel                                             479,323               538,535             945,903             1,005,579
 Food and beverage                               3,810,771             3,546,037           7,545,561             7,091,720
 Other operating expenses                        2,756,634             2,129,064           5,725,511             3,461,922
 Selling, general and administrative             3,284,590             3,261,160           6,993,897             6,368,696
 Corporate expenses                                718,028               959,180           1,449,129             1,849,747
 Utilities and property expenses                 2,584,698             2,632,320           6,246,128             5,151,648
 Depreciation and amortization                   2,635,673             3,419,562           5,902,373             6,674,103
 Reorganization expenses                           528,343               350,472           1,405,109               350,472
                                       --------------------  -------------------- -------------------  --------------------

Total operating expenses                        28,611,077            28,364,799          60,007,657            54,801,881
                                       --------------------  -------------------- -------------------  --------------------
Operating income                                 6,474,157             3,886,734           7,886,042             7,603,566

Interest expense                                 5,044,808             6,311,237          11,459,151            12,834,102
Gain on sale of assets                                   0                     0          12,098,609                     0
Other expenses                                           0                     0                   0               532,497
                                       --------------------  -------------------- -------------------  --------------------
Income (loss) before
  extraordinary item                             1,429,349            (2,424,503)          8,525,500            (5,763,033)
Extraordinary item-gain on early
     extinquishment of debt, net of tax
     provision of $0                               703,713                     0           2,774,280                     0
                                       --------------------  -------------------- -------------------  --------------------
Net income (loss)                                2,133,062            (2,424,503)         11,299,780            (5,763,033)

Dividends accrued on preferred
     shares                                        568,597               521,214           1,137,194             1,042,428
                                       --------------------  -------------------- -------------------  --------------------
Net income (loss) applicable to
     common shares                             $ 1,564,465          $ (2,945,717)       $ 10,162,586          $ (6,805,461)
                                       ====================  ==================== ===================  ====================
Average common shares
    outstanding                                  6,195,356             6,195,356           6,195,356             6,195,356
                                       ====================  ==================== ===================  ====================
Income (loss) before extraordinary
    item per common shares                          $ 0.23               $ (0.39)             $ 1.38               $ (0.93)
                                       ====================  ==================== ===================  ====================
Income (loss) per common share                      $ 0.25               $ (0.48)             $ 1.64               $ (1.10)
                                       ====================  ==================== ===================  ====================

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION and SUBSIDIARIES
         Consolidated Condensed Statement of Stockholders' Deficiency


                                                                  Additional
                                    Common       Preferred         Paid-in           Accumulated      Treasury
                                    Stock          Stock           Capital             Deficit          Stock          Total
                                 ------------ ---------------- ----------------- ------------------- ------------- ----------------
Balances, October 1, 1999            $61,954     $ 24,117,989      $ 51,513,504       $(134,865,256)    $ (87,774)   $ (59,259,583)

Net  income                                                                              11,299,780                     11,299,780
Preferred stock
   dividends accrued                                1,137,194                            (1,137,194)                             0
                                 ------------ ---------------- ----------------- ------------------- ------------- ----------------

Balances, March 31, 2000             $61,954     $ 25,255,183      $ 51,513,504       $(124,702,670)    $ (87,774)   $ (47,959,803)
                                 ============ ================ ================= =================== ============= ================

See the accompanying Notes to Consolidated Condensed Financial Statements

                 SANTA FE GAMING CORPORATION and SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                Six Months               Six Months
                                                                                   Ended                    Ended
                                                                               March 31, 2000           March 31, 1999
-----------------------------------------------------------------           -------------------      ---------------------
Cash flows from operating activities:

Cash and cash equivalents provided by operations                                  $ 5,214,125            $ 1,907,046
Charges in:
  Accounts receivable, net                                                           (363,641)               540,333
  Inventories                                                                        (190,648)              (176,617)
  Prepaid expenses & other                                                           (295,113)              (275,381)
  Other assets                                                                        878,456             (1,542,059)
  Accounts payable                                                                   (903,513)              (947,143)
  Interest payable                                                                 (3,885,132)             3,359,401
  Accrued and other liabilities                                                    (2,189,960)             1,463,649
                                                                          --------------------     ------------------

Net cash provided by (used in) operating activities
before reorganization items                                                        (1,735,426)             4,329,229
  Reorganization expenses paid in connection with
  Chapter 11 and related legal proceedings                                         (1,405,109)              (350,472)
                                                                          --------------------      -----------------

Net cash provided by (used in) operating activities                                (3,140,535)             3,978,757
                                                                          --------------------      -----------------

Cash flows from investing activities:
   Proceeds from sale of land held for development
   and related agreements                                                          37,126,512                      0
   Capital expenditures                                                            (1,056,609)            (1,843,276)
   Development costs                                                                  (25,388)              (653,534)
                                                                          --------------------      -----------------

Net cash provided by (used in) investing activities                                36,044,515             (2,496,810)
                                                                          --------------------      -----------------

Cash flows from financing activities:
   Cash proceeds of long-term debt                                                  1,000,000                      0
   Cash paid on long-term debt                                                    (31,112,003)            (7,989,577)
   Debt issue cost                                                                    (19,058)               (99,238)
                                                                          --------------------      -----------------

Net cash used in financing activities                                             (30,131,061)            (8,088,815)
                                                                          --------------------      -----------------

Increase (decrease) in cash and cash equivalents                                    2,772,919             (6,606,868)
Cash and cash equivalents,
beginning of period                                                                13,710,226             22,650,882
                                                                          --------------------      -----------------

Cash and cash equivalents,
end of period                                                                    $ 16,483,145           $ 16,044,014
                                                                          ====================      =================

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - General Information and Basis of Presentation

Santa Fe Gaming Corporation, formerly known as Sahara Gaming Corporation, (the "Company" or "Santa Fe Gaming"), a publicly traded Nevada corporation, is the successor corporation of two affiliates, Sahara Resorts ("SR") and Sahara Casino Partners, L.P., which combined in a business combination in September, 1993.
The Company's primary business operations are conducted through two wholly-owned subsidiary corporations, Santa Fe Hotel Inc. ("SFHI") and Pioneer Hotel Inc. ("PHI") (the "Operating Companies"). SFHI owns and operates the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada, and PHI owns and operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. The Company owns, through SFHI, real estate adjacent to the Santa Fe, and through an indirect wholly-owned subsidiary, Sahara Las Vegas Corp. ("SLVC"), real estate on Las Vegas Boulevard South (the "Strip").

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Liabilities subject to compromise are $44.4 million at March 31, 2000, which is attributable to principal and accrued interest on the 13 1/2% Notes issued by Pioneer Finance Corp ("PFC") which matured December 1, 1998 and were not paid (the "13 1/2% Notes") and are net of debt owned by an affiliate. PFC and PHI filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in February and April 1999, and a plan of reorganization was confirmed on April 28, 2000. In addition, SFHI is in default under the 9 1/2% Notes issued by SFHI and guaranteed by the Company (the "9 1/2% Notes") which mature in December 2000, as a result of the failure to pay the 13 1/2% Notes. The lenders of the 9 1/2% Notes have not demanded immediate payment, although they are entitled to do so at anytime. The Company has guaranteed substantially all the other debt of its subsidiaries, SLVC and SFHI. In addition, at March 31, 2000, current liabilities exceed current assets by approximately $122.8 million, which is primarily attributable to (i) $99.4 million principal amount of 11% First Mortgage Notes issued by SFHI and guaranteed by the Company (the "11% Notes"), of which $33.1 million is owned by SLVC (ii) $44.0 million principal amount of notes issued by SLVC and guaranteed by the Company (the "SLVC Notes") and (iii) $14.0 million principal amount of 9 1/2% Notes, all of which mature in December 2000. Furthermore, there is a stockholders' deficiency of $48.0 million. The Company's inability to meet the repayment terms of the 13 1/2% Notes, its net losses and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern.

The plan of reorganization for PFC and PHI was confirmed on April 28, 2000. The plan provides for repayment in full by August 31, 2000, of all the 13 1/2% Notes held by non-affiliates, and the retirement of the 13 1/2% Notes held by affiliates. Management is exploring refinancing alternatives for the 13 1/2% Notes as well as substantially all of the Company's other debt. The Company has no arrangement in place for the refinancing. In the event the 13 1/2% Notes are not paid in full by August 31, 2000, PFC, PHI and the Company have agreed not to raise any objections to the indenture trustee for the 13-1/2% Notes pursuing remedies for failure to pay the debt, although the Company has not waived any defenses it may have to enforcement of its guaranty of the 13-1/2% Notes. Additionally, under the plan of reorganization, the Company has agreed, under certain circumstances with regard to specified entities, to terminate forbearance agreements entered into in PFC's 1998 consent solicitation, pursuant to which certain 13-1/2% Noteholders agreed not to take action against PFC, PHI or the Company with respect to the 13-1/2% Notes or the Company's guaranty of the 13-1/2% Notes. If any 13-1/2% Noteholder successfully seeks to enforce payment under the 13-1/2% Notes or the Company's guaranty, the Company will evaluate all possible alternatives available to it, which may include filing for relief under Chapter 11 of the Bankruptcy Code. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1999. The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at March 31, 2000, the results of its operations for the three and six month periods ended March 31, 2000 and 1999, the changes in stockholders' deficiency for the six month period ended March 31, 2000, and cash flows for the six month periods ended March 31, 2000 and 1999.

NOTE 2 - Summary of Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain other estimated liabilities and valuation reserves, and estimated cash flows in assessing the recoverability of long-lived assets. Actual results may differ from estimates.

Bankruptcy - Related Accounting

The Company has accounted for all transactions related to the PFC and PHI Chapter 11 case in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, Liabilities subject to compromise under the Chapter 11 case have been segregated on the Consolidated Condensed Balance Sheets and are recorded for the amounts that are expected to be allowed under the Joint Plan. In addition, the Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the period ended March 31, 2000, disclose costs, related to the Chapter 11 case as reorganization expenses.

NOTE 3 - Cash and Cash Equivalents

As of March 31, 2000, the Company held cash and cash equivalents of $16.5 million compared to $13.7 million at September 30, 1999. Substantially all of the cash and cash equivalents were held by SFHI, PHI and SLVC, and were subject to restrictions which restrict distribution of this cash to the Company.

At March 31, 2000, approximately $8.3 million of the Company's consolidated cash and cash equivalents were held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 11% Notes of SFHI was issued. As of March 31, 2000, SFHI did not meet the conditions precedent to making a distribution to the Company.

At March 31, 2000, approximately $6.0 million of the Company's consolidated cash and cash equivalents was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% Notes of PFC were issued. As of March 31, 2000, PHI did not meet the conditions precedent to making a distribution to the Company. Approximately $700,000 of PHI's cash is reserved for payments to be made to certain holders of the 13 1/2% Notes, pursuant to an order of the Bankruptcy Court. See Note 8.

At March 31, 2000, approximately $1.0 million of the Company's consolidated cash and cash equivalents was held by SLVC and was subject to certain restrictions and limitations on its use by the terms of a note purchase agreement pursuant to which the SLVC Notes were issued.

NOTE 4 -  Assets Held for Sale

In March 1994, the Company purchased for approximately $15.1 million a 39-acre parcel of land located in Henderson, Nevada, for future development of a proposed casino hotel complex. At September 30, 1999 the cost to acquire the property was included in Assets held for sale in the Consolidated Condensed Balance Sheet. In addition to costs to acquire the property, the Company recorded approximately $10.8 million in preliminary architectural, engineering, permitting, and other development costs, which were also included in Assets held for sale in the accompanying Consolidated Condensed Balance Sheet at September 30, 1999.

In November 1999, SLVC sold the real property in Henderson, Nevada and the Company and certain affiliates entered into certain agreements for $37.2 million. In connection with the sale, SLVC, the Company, SFHI and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into non-compete agreements and the Company and SFHI granted rights of first refusal with respect to the Santa Fe Hotel assets and securities. The total consideration of $37.2 million was comprised of $22.5 million in cash and a promissory note, payable on 60-days notice, in the principal amount of $14.75 million. The promissory note was pledged to secure the SLVC Notes. Of the cash proceeds, SLVC used $20.6 million to pay $6.1 million in accrued interest and fees on the SLVC Notes, of which $5.0 million was included in Debt due upon sale of assets in the Consolidated Condensed Balance Sheet at September 30, 1999, and to repay $14.5 million principal amount of the SLVC Notes. Additionally, SLVC used approximately $500,000 to pay development and construction obligations associated with the property. The balance of the cash of approximately $1.4 million was retained for working capital.

In December 1999, SLVC received payment of the $14.75 million unsecured promissory note received in connection with the disposition of the Henderson property. The Company reported a pre-tax gain on sale of assets in the quarter ending December 31, 1999 of approximately $12.1 million. See Notes 7 and 8

NOTE 5 - Current Portion of Long-Term Debt

As of March 31, 2000, the Company had approximately $131.9 million in current maturities of long-term debt due to third parties during the twelve-month period ending March 31, 2001, net of debt discount of $1.0 million and debt obligations owned but not retired of $33.1 million of 11% Notes. Current maturities of long term debt is comprised primarily of $99.4 million principal amount of 11% Notes, less $33.1 million owned by SLVC but not retired, $44.0 million principal amount of SLVC Notes, $14.0 million principal amount of 9 1/2% Notes and a $4.8 million Note (the "Sierra Note"), all of which mature in December 2000.

In December 1999, SLVC and the Company amended the terms of the SLVC Notes. As amended, the SLVC Notes bear interest at 12% per annum, payable on June 20, 2000, and mature on December 14, 2000. Under certain conditions, SLVC is permitted to borrow an additional $7.5 million, for the purchase of 13 1/2% Notes or debt service on the SLVC Notes. In March 2000, SLVC borrowed $1.0 million of the additional $7.5 million. Under certain circumstances, SLVC may distribute up to $7.5 million to the Company in the form of cash or principal amount of 13 1/2% Notes. SLVC has a mandatory $3.0 million redemption obligation on June 20, 2000.

NOTE 6 - Long-Term Debt, Net

As of March 31, 2000, the Company had $7.7 million in long-term debt, net of current maturities of $131.9 million, comprised primarily of $6.8 million principal amount of promissory notes secured by equipment at the Santa Fe which mature in April 2001.

NOTE 7 - Liabilities Subject to Compromise

Between December 1999 and March 2000, SLVC purchased approximately $16.7 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest, for approximately $17.1 million. The 13 1/2% Notes purchased by SLVC have been pledged as collateral for the SLVC Notes. The Company reported extraordinary gain on the acquisition of the 13 1/2% Notes by SLVC of approximately $700,000 and $2.8 million in the accompanying Consolidated Condensed Statements of Operations for the three and six month periods ended March 31, 2000, respectively.

At March 31, 2000, Liabilities subject to compromise is reported net of debt owned by affiliates and not retired and consists of approximately $37.6 million of principal and approximately $6.8 million of accrued interest due on the 13 1/2% Notes. See Note 8.

NOTE 8 - Petition for Relief Under Chapter 11 of the United States Bankruptcy Code and Liabilities Subject to Compromise

Modified Joint Plan
-------------------

On February 7, 2000 the Debtors filed a proposed Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). The Bankruptcy Court approved the Disclosure Statement accompanying the Modified Joint Plan at a hearing on March 24, 2000. On April 7, 2000, the Debtors filed a motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). At a hearing on April 27, 2000, the Bankruptcy Court approved the motion to amend the Modified Joint Plan. On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan.

The Restated Modified Joint Plan provides that the Debtors' creditors, including holders of Pioneer Finance Corp.'s 13 1/2% First Mortgage Notes (the "13 1/2 Notes"), will be paid in full on or before August 31, 2000. Although no financing commitments are in place with respect to refinancing the 13 1/2% Notes, the Company, the Debtors and the Company subsidiaries are exploring alternatives to obtain financing for that purpose by the August 31, 2000 deadline. In the event the 13 1/2% Notes and other liabilities of the Debtors are not paid by August 31, 2000, the Debtors and the Company have agreed not to raise objections to the Indenture Trustee for the 13 1/2% Notes pursuing remedies for failure to pay the 13 1/2% Notes, although the Company has not waived any defenses it may have to enforcement of its guaranty of the 13 1/2% Notes. Additionally, under the Restated Modified Joint Plan, the Company has agreed, under certain conditions and with respect to specified entities, to terminate as of August 31, 2000 forebearance agreements entered into in connection with PFC's 1998 consent solicitation, pursuant to which certain 13 1/2% Noteholders agreed not to take action against PFC, PHI or the Company with respect to the 13 1/2% Notes or the Company's guarantee of the 13 1/2% Notes. Finally, the Company and certain of its non-debtor affiliates agreed to restrictions with respect to certain transactions including incurrence of additional debt and certain types of asset sales through December 31, 2000. If the 13-1/2% Notes are not repaid by August 31, 2000 and any 13-1/2% Noteholder seeks to enforce payment under the 13-1/2% Notes or the Company's guaranty, the Company will evaluate all possible alternatives available to it, which may include filing for relief under Chapter 11 of the Bankruptcy Code.


Guarantor Litigation -GMS

In January 2000, SLVC and PHI, acquired the approximately $6.5 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest for approximately $7.9 million from the GMS Group. In connection with the purchase, the GMS Group agreed to dismiss without prejudice its legal action in the state of New York against the Company, in which GMS was seeking to recover amounts it claims are past due on the Company's guaranty of the 13 1/2% Notes. The approximate $5.8 million principal amount of the 13 1/2% Notes acquired by SLVC were pledged as collateral for the SLVC Notes. PHI acquired approximately $700,000 of the 13 1/2% Notes in accordance with an order by Bankruptcy Court approving redemption of 10.83% of principal amount of certain 13 1/2% Notes plus accrued interest.

Guarantor Litigation - Other

The Company is the defendant in a pending action titled Chelonian Corp v. The Santa Fe Gaming Corp., No 00/601852. This action was instituted on or about May 4, 2000 by means of a motion for summary judgement in lieu of complaint filed in the Supreme Court for the State of New York, County of New York, Chelonian alleges that it holds 13 1/2% Notes in the principal amount of $5,106,000 and that the Company is in default on its guarantee of such 13 1/2% Notes. The action seeks to recover the amounts Chelonian Corp. claims are past due on such 13 1/2% Notes. The Company has not yet filed a response in this action.

Other
-----

In January 2000, pursuant to an order of the Bankruptcy Court, PHI paid $1.4 million to holders of consented 13 1/2% Notes, representing 50% of the interest due for the semi-annual period ended December 1, 1999.

On April 21, 2000, pursuant to an order of the Bankruptcy Court, the Debtors issued a notice of redemption pursuant to the optional redemption provisions of the Indenture under which the 13 1/2% Notes were issued to all holders of 13 1/2% Notes with respect to which consents to the 1998 Consent Solicitation were not received, approximately $14.2 million principal amount. The notice of redemption provides that 10.83% of the outstanding principal amount of 13 1/2% Notes, plus accrued interest will be redeemed on May 26, 2000 (the "Redemption Date")

In April 2000, PFC and PHI filed a motion to authorize payment of 50% of the interest due for the semi-annual period ended June 1, 2000 to all holders of 13 1/2% Notes. A hearing is scheduled for May 18, 2000.

NOTE 9 - Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the six month periods ended March 31, 2000 and 1999 is presented below:

     Operating Activities:                             2000            1999
                                                    ----------      ----------
                                                          (In thousands)

      Cash paid during the period for interest       $  11,462       $   8,829
                                                    ==========      ==========

     Investing and Financing Activities:
      Debt insurred in connection with the
      acquisition of machinery and equipment         $     391       $     285
                                                    ==========      ==========

NOTE 10 - Segment Information

The Company's primary operations are in the hotel/casino industry and in fiscal years 2000 and 1999 were conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations and eliminating entries.

                                                                                   (In thousands)
For the six months ended:                                             March 31, 2000            March 31, 1999
                                                                                      (Unaudited)
Pioneer Hotel
-------------------------
Operating revenues                                                    $       23,786            $       22,741
                                                                      ==============            ==============
Operating income                                                      $        1,925            $        2,285
                                                                      ==============            ==============
Interest expense                                                      $        3,325            $        3,816
                                                                      ==============            ==============
Depreciation and amortization                                         $        1,283            $        1,327
                                                                      ==============            ==============
Rents                                                                 $          368            $          361
                                                                      ==============            ==============
EBITDA (1)                                                            $        5,481            $        4,874
                                                                      ==============            ==============
Capital expenditures                                                  $          826            $          511
                                                                      ==============            ==============
Identifiable assets (2)                                               $       42,253            $       43,098
                                                                      ==============            ==============

Santa Fe Hotel
-------------------------
Operating revenues                                                    $       43,521            $       39,084
                                                                      ==============            ==============
Operating income                                                      $        7,095            $        7,379
                                                                      ==============            ==============
Interest expense                                                      $        7,327            $        7,336
                                                                      ==============            ==============
Depreciation and amortization                                         $        3,848            $        3,662
                                                                      ==============            ==============
Rents                                                                 $            0            $            0
                                                                      ==============            ==============
EBITDA (1)                                                            $       12,833            $       11,647
                                                                      ==============            ==============
Capital expenditures                                                  $          622            $        5,128
                                                                      ==============            ==============
Identifiable assets (2)                                               $       84,379            $       86,595
                                                                      ==============            ==============

Other & Eliminations
-------------------------
Operating revenues                                                     $         587             $         580
                                                                      ==============            ==============
Operating loss                                                         $      (1,134)            $      (2,060)
                                                                      ==============            ==============
Interest expense                                                       $         807             $       1,682
                                                                      ==============            ==============
Depreciation and amortization                                          $         771             $       1,685
                                                                      ==============            ==============
Rents                                                                  $           0             $           0
                                                                      ==============            ==============
EBITDA (1)                                                             $         243             $         317
                                                                      ==============            ==============
Capital expenditures                                                   $           0             $      (3,511)
                                                                      ==============            ==============
Identifiable assets (2)                                                $      23,865             $      53,527
                                                                      ==============            ==============

Total
-------------------------
Operating revenues                                                     $      67,894             $      62,405
                                                                      ==============            ==============
Operating income                                                       $       7,886             $       7,604
                                                                      ==============            ==============
Interest expense                                                       $      11,459             $      12,834
                                                                      ==============            ==============
Depreciation and amortization                                          $       5,902             $       6,674
                                                                      ==============            ==============
Rents                                                                  $         368             $         361
                                                                      ==============            ==============
EBITDA (1)                                                             $      18,557             $      16,838
                                                                      ==============            ==============
Capital expenditures                                                   $       1,448             $       2,128
                                                                      ==============            ==============
Identifiable assets (2)                                                $     150,497             $     183,220
                                                                      ==============            ==============

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-operating charges. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.
(2) Indentifiable assets represents total assets less elimination for intercompany items.

NOTE 11 - Segment Information

The Company's primary operations are in the hotel/casino industry and in fiscal years 2000 and 1999 were conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations and eliminating entries.


                                                                                       (In thousands)
For the three months ended:                                          March 31, 2000                    March 31, 1999
                                                                                         (Unaudited)
Pioneer Hotel
-------------------------------------
Operating revenues                                                  $          12,543                  $          12,123
                                                                  =====================              =====================
Operating income                                                    $           1,721                  $           1,368
                                                                  =====================              =====================
Interest expense                                                    $           1,325                  $           1,834
                                                                  =====================              =====================
Depreciation and amortization                                       $             636                  $             656
                                                                  =====================              =====================
Rents                                                               $             186                  $             181
                                                                  =====================              =====================
EBITDA (1)                                                          $           3,322                  $           2,806
                                                                  =====================              =====================
Capital expenditures                                                $             379                  $             177
                                                                  =====================              =====================

Santa Fe Hotel
-------------------------------------
Operating revenues                                                  $          22,157                  $          19,683
                                                                  =====================              =====================
Operating income                                                    $           4,388                  $           3,411
                                                                  =====================              =====================
Interest expense                                                    $           3,647                  $           3,653
                                                                  =====================              =====================
Depreciation and amortization                                       $           1,911                  $           1,910
                                                                  =====================              =====================
Rents                                                               $               0                  $               0
                                                                  =====================              =====================
EBITDA (1)                                                          $           7,189                  $           5,626
                                                                  =====================              =====================
Capital expenditures                                                $             438                  $           4,614
                                                                  =====================              =====================

Other & Eliminations
-------------------------------------
Operating revenues                                                  $             385                  $             446
                                                                  =====================              =====================
Operating income (loss)                                             $             365                  $            (892)
                                                                  =====================              =====================
Interest expense                                                    $              73                  $             824
                                                                  =====================              =====================
Depreciation and amortization                                       $              89                  $             854
                                                                  =====================              =====================
Rents                                                               $               0                  $               0
                                                                  =====================              =====================
EBITDA (1)                                                          $             234                  $             365
                                                                  =====================              =====================
Capital expenditures                                                $               0                  $          (3,525)
                                                                  =====================              =====================

Total
-------------------------------------
Operating revenues                                                  $          35,085                  $          32,252
                                                                  =====================              =====================
Operating income                                                    $           6,474                  $           3,887
                                                                  =====================              =====================
Interest expense                                                    $           5,045                  $           6,311
                                                                  =====================              =====================
Depreciation and amortization                                       $           2,636                  $           3,420
                                                                  =====================              =====================
Rents                                                               $             186                  $             181
                                                                  =====================              =====================
EBITDA (1)                                                          $          10,745                  $           8,797
                                                                  =====================              =====================
Capital expenditures                                                $             817                  $           1,266
                                                                  =====================              =====================

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-operating charges. The Company's definition of EBITDA may not be the same as that of similarly captioned used by the other companies.

                          SANTA FE GAMING CORPORATION

                Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

RESULTS OF OPERATIONS - Six Months Ended March 31, 2000 and 1999
----------------------------------------------------------------

Consolidated

Net Operating Revenues. Consolidated revenues for the six months ended March 31, 2000 were $67.9 million, representing a $5.5 million, or 8.8%, increase from $62.4 million for the same period in the prior year. Revenues increased by $4.4 million at the Santa Fe and $1.1 million at the Pioneer.

Operating Expense.   Total operating expenses increased $5.2 million, or 9.5%,
to $60.0 million in the six months ended March 31, 2000 from $54.8 million in the six months ended March 31, 1999. Operating expenses increased by $4.7 million, or 14.9%, at the Santa Fe and by $1.4 million, or 6.4%, at the Pioneer, and decreased by $700,000 at SLVC. The decrease at SLVC is attributable to loan issue costs being fully amortized by December 1999. The Company recorded a $1.2 million charge in utilities and property expenses and other expenses primarily to reserve the carrying value of timeshare assets.


Operating Income. Consolidated operating income for the six months ended March 31, 2000 was $7.9 million, representing a $300,000, or 3.7%, increase from $7.6 million for the same period in the prior year. Operating income decreased by $300,000 at the Santa Fe and by $400,000 at the Pioneer offset by an improvement of $800,000 at SLVC.

Other Expense. Consolidated interest expense for the six months ended March 31, 2000 was $11.5 million, representing a $1.3 million, or 10.7%, decrease compared to $12.8 million for the same period in the prior year. During the six month 1999 period, PHI incurred costs and expenses in connection with restructuring the 13 1/2% Notes resulting in a $500,000 charge to earnings.

Gain on Sale of Assets and Related Agreements. The Company recorded a $12.1 million gain on the sale of real property in Henderson, Nevada and related agreements.

Income (Loss) Before Extraordinary Item. Consolidated income before extraordinary item for the six months ended March 31, 2000 was $8.5 million, representing a $14.3 million, or 247.9%, improvement compared to a $5.8 million loss in the same period in the prior year, principally due to the gain on the sale of real property and related agreements.

Extraordinary Item. During the six months ended March 31, 2000, SLVC purchased $16.7 million principal amount of 13 1/2% Notes plus accrued and unpaid interest for approximately $17.1 million, resulting in a $2.8 million gain on the extinguishment of debt.

The Company did not record an income tax provision in the current six month period. Accounting Principles Board Opinion 28 states that tax expense for an interim period be measured using an estimated annual effective rate for the annual period. The Company's annualized effective tax rate is 0%. The Company did not record an income tax benefit in the prior year's six month period due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. The preferred stock accrued dividend rate increased to 12% in the current period compared to an 11% dividend rate in the prior year. Consolidated net income applicable to common shares was $10.2 million, or $1.64 per common share, compared to a $6.8 million net loss, or $1.10 loss per common share, in the prior year period.

Santa Fe

Net Operating Revenues. Revenues at the Santa Fe increased $4.4 million, or 11.4%, in the six months ended March 31, 2000 to $43.5 million from $39.1 million in the same period in the prior year.

Casino revenues increased $2.8 million, or 8.8%, to $34.1 million from $31.3 million in the same six month period of 1999, due to an increase in the customer volume and the introduction of new slot equipment. Slot and video poker revenues increased $2.5 million, or 8.9%, to $29.7 million in the 2000 period from $27.2 million in the 1999 period. Other gaming revenues, including table game revenues, increased $300,000, or 8.0%, primarily due to increased sports book, keno and bingo revenue. Casino promotional allowances increased $200,000, or 7.2%, to $3.6 million in the 2000 period from $3.4 million in the 1999 period due to the increase in customer volume.

Hotel revenues decreased $100,000, or 3.5%, to $1.6 million for the six months ended March 31, 2000 compared to $1.7 million for the six months ended March 31,
1999, due to a decrease in occupancy rate to 83.8% from 86.9%.   Management
believes that the decrease in occupancy is attributable to the opening of non-gaming hotels near the Santa Fe. Food and beverage revenues increased $700,000, or 10.2%, to $7.1 million in the six months ended March 31, 2000 compared to $6.4 million in the six months ended March 31, 1999 due to an increase in customer volume. Other revenues increased $1.4 million, or 44.2% to $4.4 million in the six months ended March 31, 2000 from $3.0 million in the six months ended March 31, 1999, primarily due to the opening in February 1999 of an additional retail outlet.

Operating Expense. Operating expenses increased $4.7 million, or 14.9%, to $36.4 million in the six months ended March 31, 2000 from $31.7 million in the six months ended March 31, 1999.

Casino expenses increased $800,000, or 5.4%, to $14.5 million in the six months ended March 31, 2000 from $13.7 million in the six months ended March 31, 1999, related to the increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 42.4% in the six months ended March 31, 2000 from 43.8% in the six months ended March 31, 1999. Hotel expenses were unchanged at $600,000 for the six months ended March 31, 2000 and 1999 despite the decrease in occupancy rate due to increased costs incurred to attract hotel customers. Food and beverage expenses increased $600,000, or 11.7%, to $5.3 million in the six months ended March 31, 2000 from $4.7 million in the six months ended March 31, 1999. Food and beverage expenses as a percentage of food and beverage revenues increased to 74.8% in the six months ended March 31, 2000 from 73.8% in the six months ended March 31, 1999, due to an increase in labor cost for the 2000 period compared to the 1999 period, partially offset by a decrease in the cost of beverage sales. Other expenses increased $1.5 million, or 98.7%, to $3.1 million for the six months ended March 31, 2000 compared to $1.6 million for the six months ended March 31,1999, primarily due to the costs associated with the additional retail outlet which opened in February 1999.

Selling, general and administrative expenses increased $1.7 million, or 37.9%, to $6.1 million in the six months ended March 31, 2000 from $4.4 million in the six months ended March 31, 1999, primarily due to increased labor costs, professional services and management fees payable to the Company. Selling, general and administrative expenses as a percentage of revenues increased to 14.1% in the six months ended March 31, 2000 from 11.4% in the six months ended March 31, 1999. Utilities and property expenses were substantially unchanged at $3.0 million in the six months ended March 31, 2000 and 1999. Utilities and property expenses as a percentage of revenues decreased to 7.0% in the six months ended March 31, 2000 from 7.7% in the six months ended March 31, 1999. Depreciation and amortization expenses increased $100,000, or 5.1%, to $3.8 million in the six months ended March 31, 2000 from $3.7 million in the six months ended March 31, 1999.

Interest Expense. Interest expense was unchanged at $7.3 million in the 2000 period and the 1999 period.

Net Income (Loss). As a result of the factors discussed above, the Santa Fe recorded a net loss of $200,000 for the six months ended March 31, 2000, compared to net income of $40,000 in the six months ended March 31, 1999.

Pioneer

Net Operating Revenues. Revenues at the Pioneer increased $1.1 million, or 4.6%, to $23.8 million in the six months ended March 31, 2000 as compared to $22.7 million in the same period in the prior year. Management believes that 2000 results were positively impacted by an improvement in the Laughlin market compared to prior periods.

Casino revenues increased $700,000 or 3.7%, to $19.1 million from $18.4 million when compared to the same six months of 1999. The increase in casino revenues was due to an increase of $700,000, or 4.2%, in slot and video poker revenues to $16.7 million in the 2000 period from $16.0 million in the 1999 period. Other gaming revenues, including table games, were unchanged at $2.3 million, due to increased table game play offset by decreased play in keno. Casino promotional allowances increased $200,000 or 7.1%, to $3.4 million in the 2000 period from $3.2 million in the 1999 period due to the increase in customer volume.

Hotel revenues were unchanged at $1.2 million for the six months ended March 31, 2000 compared to the six months ended March 31, 1999, as a rise in occupancy rate to 72.1% from 67.6% was offset by a 3.7% decrease in average daily room rate. Food and beverage revenues were unchanged at $4.3 million in the six months ended March 31, 2000 and 1999. Other revenues increased $500,000, or 24.9%, to $2.6 million in the six months ended March 31, 2000 compared to $2.1 million in the six months ended March 31, 1999 due to increased sales in retail outlets.

Operating Expense. Operating expense increased $1.4 million, or 6.9%, to $21.9 million in the six months ended March 31, 2000 from $20.5 million in the six months ended March 31, 1999. Excluding $1.4 million of reorganization expenses in the 2000 six months compared to $400,000 in the 1999 six months, operating expense increased $400,000, or 1.7%.

Casino expenses increased $200,000, or 2.2%, to $9.3 million for the six months ended March 31, 2000 from $9.1 million in the six months ended March 31, 1999, primarily due to increased promotional expenses. Casino expenses as a percentage of casino revenues decreased to 49.0% in the six months ended March 31, 2000 from 49.7% in the six months ended March 31, 1999. Hotel expenses were unchanged at $400,000 for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. Food and beverage expenses decreased $100,000, or 4.4%, to $2.2 million in the six months ended March 31, 2000 from $2.3 million in the six months ended March 31, 1999 due to a decrease in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 51.5% in the six months ended March 31, 2000 from 54.2% in the six months ended March 31, 1999. Other expenses increased $500,000, or 28.5%, to $2.4 million for the six months ended March 31, 2000 compared to $1.9 million for the six months ended March 31, 1999 due to the increase in retail sales. Other expenses as a percentage of other revenues increased to 93.7% in the 2000 six months from 91.1% in the 1999 six months.

Selling, general and administrative expenses decreased $200,000, or 7.9% to $2.8 million in the six months ended March 31, 2000 compared to $3.0 million in the six months ended March 31, 1999, primarily due to decreased professional services and fees pursuant to the management agreement between PHI and the Company. Selling, general and administrative expenses as a percentage of revenues decreased to 11.8% in the six months ended March 31, 2000 from 13.4% in the six months ended March 31, 1999. Utilities and property expenses were relatively unchanged at $2.0 million in the six months ended March 31, 2000, compared to $1.9 million in the six months ended March 31, 1999. Depreciation and amortization expenses were unchanged at $1.3 million in the six months ended March 31, 2000 and 1999. During the six months ended March 31, 2000, PHI incurred approximately $1.4 million in reorganization expenses related to the Pioneer bankruptcy proceedings as compared to $400,000 in the prior year period. During the six month 1999 period, PHI incurred costs and expenses in connection with restructuring the 13 1/2% Notes resulting in a $500,000 charge to earnings.

Other Expense. Interest expense decreased $500,000, or 12.9%, to $3.3 million in the 2000 period from $3.8 million in the 1999 period. During the six month 1999 period, PHI incurred costs and expenses in connection with restructuring the 13 1/2% Notes resulting in a $500,000 charge to earnings.


Net Loss. As a result of the factors discussed above, net loss decreased $700,000, or 32.2%, to $1.4 million in the six months ended March 31, 2000 from $2.1 million in the six months ended March 31, 1999.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------------

Consolidated

Net Operating Revenues. Consolidated revenues for the three months ended March 31, 2000 were $35.1 million, representing a $2.8 million, or 8.8%, increase from $32.3 million for the same period in the prior year. Revenues increased by $2.5 million at the Santa Fe and $400,000 at the Pioneer.

Operating Expense.   Total operating expenses increased $200,000, or 0.9%, to
$28.6 million in the three months ended March 31, 2000 from $28.4 million in the three months ended March 31, 1999. Operating expenses increased by $1.5 million, or 9.2%, at the Santa Fe, were unchanged at the Pioneer and decreased by $700,000 at SLVC. The decrease at SLVC is attributable to loan issue costs being fully amortized by December 1999.

Operating Income. Consolidated operating income for the three months ended March 31, 2000 was $6.5 million, representing a $2.6 million, or 66.5%, increase from $3.9 million for the same period in the prior year. Operating income increased by $1.0 million at the Santa Fe, $400,000 at the Pioneer and $600,000 at SLVC.

Other Expense. Consolidated interest expense for the three months ended March 31, 2000 was $5.0 million, representing a $1.3 million, or 20.1%, decrease compared to $6.3 million for the same period in the prior year, primarily due to the application of proceeds from the sale of the Henderson property and related agreements to reduce SLVC indebtedness and to the purchase of 13 1/2% Notes by SLVC.

Income (Loss) Before Extraordinary Item. Consolidated income before extraordinary item for the three months ended March 31, 2000 was $1.4 million, representing a $3.8 million, or 159.0%, improvement compared to a $2.4 million loss in the same period in the prior year.

Extraordinary Item. During the quarter ended March 31, 2000, SLVC purchased $7.2 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest, resulting in a $700,000 gain on the extinguishment of debt.

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

Net Income (Loss) Consolidated net income applicable to common shares was $1.6 million or $.25 per common share for the three months ended March 31, 2000 compared to a $2.9 million net loss, or $.48 per common share in the prior year period.

Santa Fe

Net Operating Revenues. Revenues at the Santa Fe increased $2.5 million, or 12.6%, in the three months ended March 31, 2000 to $22.2 million as compared to $19.7 million in the same period in the prior year.

Casino revenues increased $1.8 million, or 11.3%, to $17.4 million from $15.6 million when compared to the same three months of 1999, due to an increase in the customer volume and the introduction of new slot equipment. Slot and video poker revenues increased $1.6 million, or 11.6%, to $15.3 million in the 2000 quarter from $13.7 million in the 1999 quarter. Other gaming revenues, including table game revenues, increased $200,000, or 9.4%, primarily due to increased keno and bingo revenues. Casino promotional allowances increased $200,000, or 8.0%, to $1.8 million in the 2000 quarter from $1.6 million in the 1999 quarter due to the increase in customer volume.

Hotel revenues were unchanged at $800,000 for the three months ended March 31, 2000 and 1999. Food and beverage revenues increased $500,000, or 16.3%, to $3.6 million in the three months ended March 31, 2000 compared to $3.1 million in the three months ended March 31, 1999 due to an increase in customer volume. Other revenues increased $300,000, or 20.1% to $2.1 million in the three months ended March 31, 2000 from $1.8 million in the three months ended March 31, 1999, primarily due to the opening in February 1999 of an additional retail outlet.

Operating Expense. Operating expenses increased $1.5 million, or 9.2%, to $17.8 million in the quarter ended March 31, 2000 from $16.3 million in the quarter ended March 31, 1999.

Casino expenses increased $300,000, or 4.2%, to $7.1 million in the three months ended March 31, 2000 from $6.8 million in the three months ended March 31, 1999, related to the increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 40.9% in the three months ended March 31, 2000 from 43.7% in the three months ended March 31, 1999. Hotel expenses were unchanged at $300,000 for the three months ended March 31, 2000 and 1999. Food and beverage expenses increased $300,000, or 12.7%, to $2.7 million in the three months ended March 31, 2000 from $2.4 million in the three months ended
March 31, 1999, due to the increase in food and beverage revenues.    Food and
beverage expenses as a percentage of food and beverage revenues decreased to 74.0% in the three months ended March 31, 2000 from 76.4% in the three months ended March 31, 1999, due to a decrease in the cost of beverage sales for the 2000 quarter compared to the 1999 quarter, partially offset by an increase in labor cost. Other expenses increased $500,000, or 49.4%, to $1.5 million for the three months ended March 31, 2000 compared to $1.0 million for the three months ended March 31, 1999, primarily due to the costs associated with the additional retail outlet which opened in February 1999.

Selling, general and administrative expenses increased $500,000, or 20.1%, to $2.8 million in the three months ended March 31, 2000 from $2.3 million in the three months ended March 31, 1999, primarily due to increased labor costs and management fees. Selling, general and administrative expenses as a percentage of revenues increased to 12.5% in the three months ended March 31, 2000 from 11.7% in the three months ended March 31, 1999. Utilities and property expenses were unchanged at $1.5 million in the three months ended March 31, 2000 and 1999. Utilities and property expenses as a percentage of revenues decreased to 6.8% in the three months ended March 31, 2000 from 7.8% in the three months ended March 31, 1999. Depreciation and amortization expenses were unchanged at $1.9 million in the three months ended March 31, 2000 and 1999.

Interest Expense. Interest expense was unchanged at $3.6 million in the 2000 and the 1999 quarter.

Net Income (Loss). As a result of the factors discussed above, the Santa Fe recorded net income of $700,000 for the quarter ended March 31, 2000, compared to net loss of $200,000 in the quarter ended March 31, 1999.

Pioneer

Net Operating Revenues. Revenues at the Pioneer increased $400,000, or 3.5%, to $12.5 million in the March 2000 quarter as compared to $12.1 million in the same period in the prior year. Management believes that the 2000 results were positively impacted by an improvement in the Laughlin market compared to prior periods.

Casino revenues increased $400,000 or 3.9%, to $10.1 million from $9.7 million when compared to the same quarter of 1999. The increase in casino revenues was due primarily to an increase of $300,000, or 3.5%, in slot and video poker revenues to $8.8 million in the 2000 period from $8.5 million in the 1999 period. Other gaming revenues, including table games, increased $100,000, or 7.0%, due to increased table game play offset by decreased play in keno. Casino promotional allowances increased $200,000, or 11.2%, to $1.8 million in the 2000 quarter from $1.6 million in the 1999 quarter due to the increase in customer volume.

Hotel revenues were relatively unchanged at $700,000 for the three months ended March 31, 2000 compared to $600,000 for the three months ended March 31, 1999, as a rise in occupancy rate to 78.6% from 73.6% was offset by a 4.1% decrease in average daily room rate. Food and beverage revenues increased $100,000, or 3.5%, to $2.3 million in the three months ended March 31, 2000 from $2.2 million in the three months ended March 31, 1999 primarily due to an increase in the amount of complimentary food provided to customers. Other revenues increased $100,000, or 10.9%, to $1.3 million in the three months ended March 31, 2000 compared to $1.2 million in the three months ended March 31, 1999 due to increased sales in retail outlets.

Operating Expense.  Operating expense was unchanged at $10.8 million
in the quarters ended March 31, 2000 and March 31, 1999.   Operating expenses
include $500,000 of reorganization expenses in the fiscal 2000 quarter and $400,000 in the fiscal 1999 quarter.

Casino expenses were unchanged at $4.7 million for the three months ended March 31, 2000 and 1999. Casino expenses as a percentage of casino revenues decreased to 46.4% in the three months ended March 31, 2000 from 48.2% in the three months ended March 31, 1999. Hotel expenses were unchanged at $200,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Food and beverage expenses were unchanged at $1.2 million in the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Food and beverage expenses as a percentage of food and beverage revenues decreased to 50.0% in the three months ended March 31, 2000 from 53.2% in the three months ended March 31, 1999. Other expenses increased $100,000, or 11.2%, to $1.2 million for the three months ended March 31, 2000 compared to $1.1 million for the three months ended March 31, 1999 due to the increase in retail sales. Other expenses as a percentage of other revenues increased to 96.5% in the 2000 quarter from 96.2% in the 1999 quarter.

Selling, general and administrative expenses decreased $100,000, or 7.5% to $1.4 million in the three months ended March 31, 2000 compared to $1.5 million in the three months ended March 31, 1999, primarily due to decreased professional services and fees pursuant to the management agreement between PHI and the Company. Selling, general and administrative expenses as a percentage of revenues decreased to 11.4% in the three months ended March 31, 2000, from 12.7% in the three months ended

March 31, 1999. Utilities and property expenses were unchanged at $1.0 million in the three months ended March 31, 2000 and 1999. Depreciation and amortization expenses were relatively unchanged at $600,000 in the three months ended March 31, 2000, compared to $700,000 in the three months ended March 31, 1999. During the quarter ended March 31, 2000, PHI incurred approximately $500,000 in reorganization expenses related to the Pioneer bankruptcy proceedings compared to $400,000 during the quarter ended March 31, 1999.

Other Expense. Interest expense decreased $500,000, or 27.8%, to $1.3 million in the 2000 quarter from $1.8 million in the 1999 quarter.

Net Income (Loss). As a result of the factors discussed above, the Pioneer recorded net income of $400,000 in the quarter ended March 31, 2000, an improvement of $900,000, or 185.1%, compared to a net loss of $500,000 in the quarter ended March 31, 1999.

Liquidity and Capital Resources; Trends and Factors Relevant to Future
Operations

Liquidity. As of March 31, 2000, the Company held cash and cash equivalents of $16.5 million compared to $13.7 million at September 30, 1999.

Earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-operating charges ("EBITDA") increased $1.8 million, or 10.2%, to $18.6 million in the six months ended March 31, 2000, from $16.8 million in the six months ended March 31, 1999. The Company incurred rent expense of $400,000 in the six months ended March 31, 2000 and 1999. Other non-operating charges were $1.5 million and $0 for 2000 and 1999, respectively, and were comprised primarily of a reserve related to the carrying value of timeshare assets and legal expenses incurred in connection with proceedings involving the Company's former investment in a minority owned business. The Company will incur less net interest expense in future periods as a result of reductions in the outstanding principal amount of SLVC Notes by $14.5 million and SLVC's purchase of $16.7 million of 13 1/2% Notes.

EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that EBITDA is a useful tool for measuring the ability of the Company to service its debt. The Company's definition of EBITDA may not be same as that of similarly captioned measures used by other companies.

Management believes that, based on operations for the three and six months ended March 31, 2000, the Company will have sufficient resources from operations, together with potential liquidity associated with the real property owned by SLVC on Las Vegas Boulevard South, to meet its operating requirements. Management is exploring financing alternatives to address the debt service and repayment obligations related to the 13 1/2% Notes, which are the subject of the PFC and PHI bankruptcy proceedings, and the Company's $131.9 million of current maturities of long-term debt, substantially all of which mature in December 2000. No assurance can be given that the Company will have sufficient resources for operating requirements or that it will be successful in refinancing the 13 1/2% Notes by August 31, 2000 or the balance of the Company's debt by December 2000 .

At March 31, 2000, and excluding the 13 1/2% Notes, the Company had approximately $131.9 million in current maturities of long-term debt, net of debt discount of $1.0 million and debt obligations owned but not retired of
$33.1 million of 11% Notes.   Current maturities of long term debt, net  is
comprised primarily of $99.4 million principal amount of 11% Notes, less $33.1 million owned but not retired, $44.0 million principal amount of SLVC Notes, $14 million principal amount of 9 1/2% Notes and a $4.8 million Note (the "Sierra Note"), all of which mature in December 2000. The Company had $7.7 million in long-term debt, net of current maturities, as of March 31, 2000.

Although management has in the past and is currently exploring refinancing or debt modification alternatives, as well as a possible disposition of the Las Vegas Boulevard South property, in order to satisfy the 13 1/2% Notes repayment by August 31, 2000 and the balance of the debt obligations that mature in 2000, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of, or obtain financing with respect to, the Las Vegas Boulevard South property. Any such refinancing or modification would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada Gaming Authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to the required payment dates, it is likely the Company would file for relief under Chapter 11 of the Bankruptcy Code.

Debt agreements restrict the distribution of cash from certain of the Company's subsidiaries to the Company. Cash flow from SFHI, and PHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. The agreement under which the SLVC Notes were issued permits up to $7.5 million to be distributed to the Company for the limited purpose of acquiring 13 1/2% Notes. In addition, debt agreements limit additional indebtedness of such subsidiaries, and in the PFC and PHI Plan of Reorganization, SFHI and SLVC have agreed to restrictions on additional debt incurrence and certain types of asset sales through December 31, 2000.

Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI (collectively "Corporate") must rely on existing cash and available resources, or, subject to contractual restrictions, cause subsidiaries to dispose of or refinance assets, to provide liquidity to fund Corporate cash requirements.

Cash Flow from Operating Activities. The Company's cash used in operations was $3.1 million for the six months ended March 31, 2000 as compared to cash provided by operations of $4.0 million for the prior year period. The increase in cash used in operations was primarily due to the payment of accrued interest and fees on the SLVC Notes, PFC and PHI reorganization expenses and legal expenses.

Cash Flow from Investing Activities. Cash provided by investing activities was $36.0 million during the six months ended March 31, 2000, compared to cash used in investing activities of $2.5 million during the six months ended March 31, 1999. In November 1999, the Company sold real property in Henderson, Nevada and entered into related agreements for total consideration of $37.2 million. In the fiscal 2000 six months period, the Company incurred $1.1 million of capital expenditures, comprised primarily of improvements at the Santa Fe and the Pioneer.

Cash Flow from Financing Activities. Cash used in financing activities was $30.1 million in the 2000 six month period compared to $8.1 million during the same period in 1999. In fiscal 2000, the Company used proceeds from the sale of the Henderson property and related agreements to reduce the outstanding principal amount of SLVC Notes by $14.5 million and purchase $16.7 million of 13 1/2% Notes. Cash used in financing activities in the 1999 fiscal period represents primarily a principal payment to repurchase and retire $5.0 million principal amount of the 13 1/2% Notes and repayment of a $1.6 million first mortgage note secured by the approximate 21-acre parcel of undeveloped real property adjacent to the Santa Fe.

SFHI - At March 31, 2000, approximately $12.8 million of the Company's current
----
assets, including approximately $8.3 million of cash and cash equivalents, was held by SFHI.

Results of operations at the Santa Fe for the three and six months ended March 31, 2000 generated EBITDA, as defined, of $7.2 million and $12.8 million, compared to $5.6 million and $11.6 million of EBITDA in 1999. SFHI's principal uses of cash from operations are interest payments on indebtedness, capital expenditures to maintain the facility, and charges for management services from Corporate. In both six month periods, Santa Fe incurred no rent expense. In the fiscal 2000 three and six months periods, the Santa Fe reported approximately $800,000 and $1.7 million in charges for management services provided by Corporate compared to $300,000 and $600,000 in the fiscal 1999 three and six months periods. In July 1999, Santa Fe and the Company formalized the terms under which the Company provides management services to Santa Fe by entering into a management agreement which provides for an annual base fee and an incentive fee, based on achievement of specified levels of operating results not to exceed $2.9 million in the aggregate annually. In the fiscal 2000 three and six month periods, Santa Fe incurred non-operating charges of $100,000 and $200,000 in connection with legal proceedings involving SFHI's former investment in a minority owned business. Interest expense in fiscal 2000 is expected to be approximately the same as expended in fiscal 1999. Capital expenditures to maintain the facility in fiscal 2001 are expected to be approximately the same as fiscal 2000.

Management believes that, based on operations for the three and six months ended March 31, 2000, SFHI will have sufficient cash resources to meet its operating requirements through the twelve month period ending March 31, 2001, although no assurance can be given to that effect. However, SFHI's 11% Notes and 9 1/2% Notes mature in December 2000. Additionally, the 9 1/2% Notes are in default,
and the holders may accelerate the debt at any time.   SFHI is exploring
alternatives for refinancing the 9 1/2% Notes and 11% Notes.  The Company has no
arrangements for any refinancings or modifications.   No assurance can be given
that SFHI will be successful in refinancing its indebtedness. If it is not successful SFHI would expect to enter into negotiations with the lenders with respect to a debt restructuring. If it were not able to restructure the debt it is likely that SFHI would file for relief under Chapter 11 of the Bankruptcy Code.

SLVC - At March 31, 2000, approximately $1.0 million of the Company's cash and cash equivalents was held by SLVC.

SLVC's primary source of cash is interest income on $33.1 million principal amount of 11% Notes and $16.7 million principal amount of 13 1/2% Notes. SLVC's principal use of cash is to satisfy principal and interest obligations on the SLVC Notes. Under certain conditions, SLVC is permitted to borrow an additional $6.5 million, the proceeds of which may be used by SLVC to purchase 13 1/2% Notes, pay principal or interest on the SLVC Notes or to make a distribution to the Company for the purpose of acquiring 13 1/2% Notes. SLVC owns a 27-acre parcel of real estate on Las Vegas Boulevard South, which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs.

The SLVC Notes mature in December 2000 and there is a mandatory $3.0 million prepayment requirement on June 20, 2000. SLVC is discussing with the lender modification of the $3.0 million prepayment requirement. SLVC is exploring alternatives for repayment of the SLVC Notes, including but not limited to the sale of the 27-acre parcel on Las Vegas Boulevard South and refinancing or modification of the SLVC Notes. The Company has no arrangements for any such refinancings, modifications, dispositions or other financings, and no assurance can be given that SLVC will successfully make such arrangements. No assurance can be given that SLVC will be successful in refinancing its indebtedness or obtaining modification of the June 2000 prepayment obligation. If it is not successful SLVC would expect to enter into negotiations with the lenders with respect to a debt restructuring. If it were not able to restructure the debt it is likely that SLVC would file for relief under Chapter 11 of the Bankruptcy Code.

PHI - At March 31, 2000 approximately $7.8 million of the Company's current
----
assets, including approximately $6.0 million of cash and cash equivalents, was
held by PHI.   Of this amount, approximately $700,000 is reserved for payments to holders of 13 1/2% Notes pursuant to an order of the Bankruptcy Court.

Results of operations at the Pioneer for the three and six months ended March 31, 2000 generated EBITDA, as defined, of $3.3 million and $5.5 million, compared to $2.8 million and $4.9 million of EBITDA in 1999, respectively. PHI's principal uses of cash are for operating lease payments, corporate expenses, interest payments on indebtedness, reorganization expenses and capital expenditures to maintain the facility. Pioneer incurred charges for management services from Corporate of $250,000 and $500,000 in the three and six months ended March 31, 2000, compared to $250,000 and $550,000 in three and six months ended March 31, 1999, respectively. In March 1999, the Pioneer and the Company entered into a management agreement which, as of January 2000, provides for a base fee and an incentive fee based on the Pioneer achieving specified levels of operating results not to exceed $1.0 million in the aggregate annually. Pioneer reported rent expense of approximately $200,000 and $400,000 in the three and six months ended March 31, 2000 and March 31, 1999. PHI incurred reorganization expenses of $500,000 and $1.4 million in the three and six month periods ended March 31, 2000, compared to $400,000 for both the three and six month periods ended March 31, 1999. Capital expenditures to maintain the facility in fiscal 2000 are expected to be approximately the same as in fiscal 1999 of approximately $1.1 million.

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

Management believes that, based on operations for the three and six months ended March 31, 2000, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending March 31, 2001, although no assurance can be given to that effect.

PFC and PHI filed for relief under Chapter 11 of the United States Bankruptcy Code and the joint plan of reorganization was confirmed on April 28, 2000. See "Legal Proceedings" for information regarding the bankruptcy cases and confirmed plan of reorganization.

Corporate - Approximately $1.9 million of the Company's current assets at March
---------
31, 2000, including approximately $1.2 million of cash and cash equivalents, was held by Corporate.

Corporate consists primarily of non-operating entities which do not generate cash flow from operations. Corporate's principal uses of cash are for debt service, administrative and professional expenses and costs associated with the evaluation and development of proposed projects. Additional potential uses of cash by Corporate include obligations that may arise as a result of the Company's guarantee of subsidiary debt, and the guarantee of the tenant loan if the Company terminates a third party lease on the parcel on Las Vegas Boulevard South owned by SLVC. The guaranteed debt of the Company's subsidiaries, PHI, SLVC and SFHI, include the 13 1/2% Notes which are the subject of PFC's and PHI's bankruptcy proceedings, the 9 1/2% Notes, which are in default, as well as the SFHI 11% Notes and the SLVC Notes which mature in December 2000.

Management believes that Corporate has sufficient working capital and available resources to meet its operating requirements through the twelve month period ending March 31, 2001, although no assurance can be given to that effect. The Sierra Note, with an outstanding principal balance of $4.8 million at March 31, 2000, matures in December 2000, and the Company has guaranteed $157.4 million of subsidiary debt (the 11% Notes, the 9 1/2% Notes and the SLVC Notes) that mature in December 2000. Additionally, the Company has guaranteed the 13 1/2% Notes, which are required by the plan of reorganization be paid in full by August 31, 2000. Although management is exploring refinancing or debt modification alternatives, as well as possible disposition of the Las Vegas Boulevard South property, in order to satisfy the maturities of debt obligations in 2000, no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness, or dispose of the Las Vegas Boulevard South
property.   If it is unable to do so, it is likely that the Company will file for relief under Chapter 11 of the Bankruptcy Code.

Preferred Stock
---------------

The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock for subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company has accrued the semi-annual preferred stock dividends due in fiscal years 2000, 1999, 1998 and 1997. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders, voting as a separate class, were first entitled to elect two directors at the annual meeting held in May 1999. In October 1999, the dividend rate increased to 12.0% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%. At March 31, 2000, the aggregated liquidation preference of the Preferred Stock was $25,255,183, or $2.85 per share.

Related Parties
------------------

In fiscal years 1993 and 1992, Hacienda Hotel Inc's., predecessor made loans to LICO, a Nevada corporation wholly owned by Paul W. Lowden, which provided entertainment services to the Hacienda Resort Hotel and Casino and the Sahara Hotel and Casino, in the aggregate amount of $476,000. In January 1998, the loans to LICO were satisfied through an offset against Mr. Lowden's bonus for fiscal year 1998 in the amount of $800,000 ("Fiscal Year 1998 Bonus") and a fee in the amount of $100,000 due to Mr. Lowden for personal guarantees he issued for certain Company financing arrangements (the "Personal Guarantee Fee"). In December 1998, at the request of Mr. Lowden, the

Company's payment of $350,000 of the Fiscal Year 1998 Bonus and the Personal Guarantee Fee which satisfied, in part, the loan to LICO, was rescinded, and LICO's obligation to pay the Company $350,000, together with interest thereon from January 1998, was reinstated. The Company remained obligated to pay Mr. Lowden the additional $350,000 of the Fiscal Year 1998 Bonus. In February 1999, the Company offset the $350,000 remaining payment to Mr. Lowden, payable in connection with the Fiscal Year 1998 Bonus, against the remaining outstanding obligation of LICO to the Company. In December 1999, at the request of Mr. Lowden, the Company's payment of $175,000 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $175,000, together with interest thereon from January 1998, was reinstated. The Company satisfied its obligation to pay the remaining $175,000 obligation to Mr. Lowden by the offset of the outstanding $175,000 obligation of LICO to the Company in January 2000.

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

Item 3. Market Risk Disclosure
        ----------------------

The Company has debt instruments with interest rates which fluctuate based on certain indexes. The Company believes that the market risk arising from these financial instruments is not material.

                          SANTA FE GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Petition for Relief Under Chapter 11

As previously disclosed, on February 23, 1999, PFC voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes in accordance with PFC's 1998 Consent Solicitation, described below. Contemporaneously with the filing of PHI's voluntary petition, PFC and PHI (collectively, the "Debtors") filed with the Bankruptcy Court a proposed Disclosure Statement and Joint Plan of Reorganization as amended (the "Joint Plan"). The Joint Plan was filed in accordance with consents obtained from holders of approximately 75% of the outstanding principal amount of 13 1/2% Notes, pursuant to which PFC agreed to file for relief under Chapter 11 and the consenting holders agreed to vote to accept a plan of reorganization substantially similar to the treatment proposed in PFC's Consent Solicitation Statement, dated October 23, 1998, as amended, ("Consent Solicitation"). On August 30, 1999 the Bankruptcy Court approved the Disclosure Statement to accompany the Joint Plan. On October 25, 1999, the Debtors' proposed modifications to the Joint Plan to satisfy balloting thresholds without resoliciting the Joint Plan. The Bankruptcy Court ruled against the Debtors proposed modifications to the Joint Plan and held that the Debtors proposed modifications would require re-solicitation. The Court terminated the Debtors' exclusivity, expressly subject to reinstatement, thereby granting other parties in interest the right to file a plan to reorganize the Debtors. On November 8, 1999 the Bankruptcy Court refused to permit a Disclosure Statement to accompany the plan of reorganization filed on behalf of Hudson Bay Partners LLC ("HBP"). On December 14, 1999, the Bankruptcy Court refused to approve a Joint Disclosure Statement to accompany the plan of reorganization filed by HBP and High River Partnership ("High River"). In addition, the Bankruptcy Court reinstated exclusivity for the Debtors. On February 7, 2000 the Debtors filed a proposed Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). The Bankruptcy Court approved the Disclosure Statement accompanying the Modified Joint Plan at a hearing on March 24, 2000. On April 7, 2000, the Debtors filed a motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). At a hearing on April 27, 2000, the Bankruptcy Court approved the motion to amend the Modified Joint Plan. On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan.

Modified Joint Plan
--------------------

On February 7, 2000 the Debtors filed a proposed Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). The Bankruptcy Court approved for solicitation the Disclosure Statement accompanying to the Modified Joint Plan at a hearing on March 24, 2000. On April 7, 2000, the Debtors filed a motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). At a hearing on April 27, 2000, the Bankruptcy Court approved the motion to amend the Modified Joint Plan. On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan.

The Restated Modified Joint Plan provides that the Debtors' creditors, including holders of Pioneer Finance Corp.'s 13 1/2% First Mortgage Notes (the "13 1/2 Notes"), will be paid in full on or before August 31, 2000. Although no financing commitments are in place with respect to refinancing the 13 1/2% Notes, the Company, the Debtors and the Company subsidiaries are exploring alternatives to obtain financing for that purpose by the August 31, 2000 deadline. In the event the 13 1/2% Notes and other liabilities of the Debtors are not paid by August 31, 2000, the Debtors and the Company have agreed not to raise objections to the Indenture Trustee for the 13 1/2% Notes pursuing remedies for failure to pay the 13 1/2% Notes, although the Company has not waived any defenses it may have to enforcement of its guaranty of the 13 1/2% Notes. Additionally, under the Restated Modified Joint Plan, the Company has agreed, under certain conditions and with respect to specified entities, to terminate as of August 31, 2000 forebearance agreements entered into in connection with PFC's 1998 consent solicitation, pursuant to which certain 13 1/2% Noteholders agreed not to take action against PFC, PHI or the Company with respect to the 13 1/2% Notes or the Company's guarantee of the 13 1/2% Notes. Finally, the Company and certain of its non-debtor affiliates agreed to restrictions with respect to certain transactions including incurrence of additional debt and certain types of asset sales through December 31, 2000. If any 13-1/2% Noteholder successfully seeks to enforce payment under the 13-1/2% Notes or the Company's guaranty, the Company will evaluate all possible alternatives available to it, which may include filing for relief under Chapter 11 of the Bankruptcy Code.

If the Company were to file for relief under Chapter 11 of the Bankruptcy Code, if an involuntary bankruptcy case were to be initiated against the Company and not be timely dismissed or an order for relief were to be entered thereon, an event of default would occur under the agreements pursuant to which SFHI's and SLVC's outstanding indebtedness was issued, which would result in automatic acceleration of the 11% Notes, the 9 1/2% Notes and SLVC Notes.

Guarantor Litigation - Other

The Company is the defendant in a pending action titled Chelonian Corp v. The Santa Fe Gaming Corp., No 00/601852. This action was instituted on or about May 4, 2000 by means of a motion for summary judgement in lieu of complaint filed in the Supreme Court for the State of New York, County of New York, Chelonian alleges that it holds 13 1/2% Notes in the principal amount of $5,106,000 and that the Company is in default on its guarantee of such 13 1/2% Notes. The action seeks to recover the amounts Chelonian Corp. claims are past due on such 13 1/2% Notes. The Company has not yet filed a response in this action.


Item 2 - Changes in Securities

     None

Item 3 - Defaults Upon Senior Securities

     PFC has $54.3 million of principal and approximately $9.7 million accrued interest due on the 13 1/2% Notes as of March 31, 2000 which is presented net of $16.7 million principal and $3.0 million accrued interest owned by affiliates as Liabilities subject to compromise in the Consolidated Condensed Balance Sheet contained elsewhere herein. See "Legal Proceedings".

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

     If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture, and the agreement under which the SLVC Notes were issued resulting in automatic acceleration of the 11% Notes and the SLVC Notes.

     Preferred Stock
     ---------------

     The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock for subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company has accrued the semi-annual preferred stock dividends due in fiscal years 2000, 1999, 1998 and 1997. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders, voting as a separate class, were first entitled to elect two directors at the annual meeting held in May 1999. In October 1999, the dividend rate increased to 12.0% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%. At March 31, 2000, the aggregated liquidation preference of the Preferred Stock was $25,255,183, or $2.85 per share, which includes $6,301,950 of accrued and unpaid dividends.

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 8, 2000, Common Stockholders elected two directors, voted on a proposal to amend the 1993 Employee Stock Option Plan and voted on a proposal to ratify the selection of Deloitte & Touche LLP as the Company's public accountants. Preferred Stockholders elected two special directors.

     The Common Stockholders Directors whose terms in office continued after the meeting are as follows:

     Thomas K. Land through 2001
     Paul W. Lowden through 2002
     James W. Lewis through 2002

     The result of the vote taken on the election of Common Stockholders Directors to hold office until the 2003 Annual Meeting of Stockholders and until their successor are elected and have qualified was as follows:

                                        For            Withheld from Voting
                                  ---------------      --------------------
          Suzanne Lowden             5,904,463                72,796

          John W. Delaney            5,905,147                72,113

     The result of the vote taken for a proposal to amend the 1993 Employee Stock Option Plan.

          For: 5,807,089     Against: 146,029     Votes abstaining: 24,142

     The result of the vote taken for ratification of selection of Deloitte & Touche LLP as the Company's public accountants are as follows:

          For:  5,947,796    Against: 22,565      Votes abstaining: 6,899

     The result of the vote taken on the election of two special directors by Preferred Stockholders, was as follows:

                                                  For       Withheld from Voting
                                              -----------   --------------------
          David H. Lesser (Class II: until
          the 2001 Annual Meeting of
          Stockholders and until his
          successor is elected and has
          qualified)                           4,541,741           183,837


          Howard E. Foster (Class I: until
          the 2003 Annual Meeting of
          Stockholders and until his
          successor is elected and has
          qualified)                           4,541,741           183,837

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     10.75 Restated Fifth Amended Plan of Reorganization of Pioneer Finance Corp. and Pioneer Hotel Inc. date April 25, 2000

        27  Financial Data Schedules

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


Dated: May 15, 2000