Form 10-Q
period 2000-06-30
SANTA FE GAMING CORP
filed 2000-08-14
CIK 812482

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    JUNE 30, 2000
                               ----------------------
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number:             1-9481
                       ----------------------------------

                          SANTA FE GAMING CORPORATION
            -------------------------------------------------------
            (Exact name of registrant  as specified in its charter)


             Nevada                                    88-0304348
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                4949 N. Rancho Drive, Las Vegas, Nevada  89130
             ----------------------------------------------------
             (Address of principal executive office and zip code)


                                (702) 658-4300
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]  NO [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [_] NO [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       6,195,356                            as of       August 14, 2000
-------------------------------------------      ----------------------------

                          SANTA FE GAMING CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1   Consolidated Condensed Financial Statements

         CONSOLIDATED CONDENSED BALANCE SHEETS
              June 30, 2000 (UNAUDITED) and
              September 30, 1999......................................      2

         CONSOLIDATED CONDENSED STATEMENTS OF
              OPERATIONS (UNAUDITED) for the three and nine
              months ended June 30, 2000 and 1999.....................      3

         CONSOLIDATED CONDENSED STATEMENT OF
              STOCKHOLDERS' DEFICIENCY (UNAUDITED) for the
              nine months ended June 30, 2000.........................      4

         CONSOLIDATED CONDENSED STATEMENTS OF CASH
              FLOWS (UNAUDITED) for the nine months ended
              June 30, 2000 and 1999..................................      5

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL
              STATEMENTS (UNAUDITED)..................................      6

ITEM 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................     17

ITEM 3   Market Risk Disclosure.......................................     33

PART II. OTHER INFORMATION............................................     34

                 SANTA FE GAMING CORPORATION and SUBSIDIARIES
                     Consolidated Condensed Balance Sheets

                                                                        June 30,                 September 30,
ASSETS                                                                    2000                       1999
--------------------------------------------------------              ------------              ---------------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                           $  8,675,850                 $ 13,710,226
  Accounts receivable, net                                                 962,237                    1,097,626
  Inventories                                                            1,345,543                    1,185,514
  Prepaid expenses & other                                               4,422,547                    4,049,669
                                                                      ------------                 ------------
                                                                        15,406,177                   20,043,035
  Assets held for sale                                                  65,454,757                   25,856,829
                                                                      ------------                 ------------
Total current assets                                                    80,860,934                   45,899,864

Land held for development                                               23,109,400                   23,109,400

Property and equipment, net                                             34,502,964                  105,972,969

Other assets                                                             1,838,832                    3,042,463
                                                                      ------------                 ------------
Total assets                                                          $140,312,130                 $178,024,696
                                                                      ============                 ============

LIABILITIES and STOCKHOLDERS' DEFICIENCY
----------------------------------------
Current liabilities:
  Accounts payable                                                    $  3,276,512                 $  4,815,886
  Interest payable                                                         790,890                    2,613,709
  Accrued and other liabilities                                          6,765,906                    7,020,748
                                                                      ------------                 ------------
                                                                        10,833,308                   14,450,343
  Debt due upon sale of assets                                         121,122,695                   19,482,336
  Note payable - officer                                                 1,500,000                            0
  Liabilities subject to compromise, net                                43,164,633                   63,810,662
  Current portion of long-term debt, net                                12,756,575                   17,466,041
                                                                      ------------                 ------------
Total current liabilities                                              189,377,211                  115,209,382

Long-term debt - less current portion                                      366,869                  122,074,897

Stockholders' deficiency                                               (49,431,950)                 (59,259,583)
                                                                      ------------                 ------------
Total liabilities and stockholders' deficiency                        $140,312,130                 $178,024,696
                                                                      ============                 ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION and SUBSIDIARIES
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                               Three Months        Three Months        Nine Months         Nine Months
                                                  Ended               Ended               Ended               Ended
                                              June 30, 2000       June 30, 1999       June 30, 2000       June 30, 1999
                                              -------------       -------------       -------------       -------------
Revenues:
 Casino                                       $  25,257,231       $  25,070,588       $  78,374,902       $  74,758,579
 Hotel                                            1,650,434           1,458,599           4,479,743           4,305,622
 Food and beverage                                5,872,954           5,291,337          17,315,033          16,047,221
 Other revenues                                   3,652,362           3,572,223          11,197,498           9,257,608
                                              -------------       -------------       -------------       -------------
Gross revenues                                   36,432,981          35,392,747         111,367,176         104,369,030
 Less casino promotional allowances              (3,275,291)         (3,141,771)        (10,315,787)         (9,712,607)
                                              -------------       -------------       -------------       -------------
Net operating revenues                           33,157,690          32,250,976         101,051,389          94,656,423
                                              -------------       -------------       -------------       -------------

Operating expenses:
 Casino                                          11,563,198          11,595,648          35,357,244          34,443,642
 Hotel                                              583,823             586,292           1,529,726           1,591,871
 Food and beverage                                4,301,911           3,837,687          11,847,472          10,929,407
 Other operating expenses                         2,721,553           2,682,469           8,447,064           6,144,391
 Selling, general and administrative              3,052,151           4,110,735          10,046,048          10,479,431
 Corporate expenses                                 713,123             946,822           2,162,252           2,796,569
 Utilities and property expenses                  2,534,807           2,815,749           8,780,935           7,967,397
 Depreciation and amortization                    2,590,682           3,477,777           8,493,055          10,151,880
 Reorganization expenses                          1,170,394           1,413,561           2,575,503           1,764,033
                                              -------------       -------------       -------------       -------------
Total operating expenses                         29,231,642          31,466,740          89,239,299          86,268,621
                                              -------------       -------------       -------------       -------------
Operating income                                  3,926,048             784,236          11,812,090           8,387,802

Interest expense                                 (5,410,223)         (6,344,315)        (16,869,374)        (19,178,417)
Gain on sale of assets                                    0                   0          12,098,609                   0
Other expenses                                            0                   0                   0            (532,497)
                                              -------------       -------------       -------------       -------------
Income (loss) before
  extraordinary item                             (1,484,175)         (5,560,079)          7,041,325         (11,323,112)
Extraordinary item-gain on early
     extinquishment of debt, net of tax
     provision of $0                                 12,028                   0           2,786,308                   0
                                              -------------       -------------       -------------       -------------
Net income (loss)                                (1,472,147)         (5,560,079)          9,827,633         (11,323,112)

Dividends accrued on preferred
     shares                                        (592,289)           (544,905)         (1,729,483)         (1,587,333)
                                              -------------       -------------       -------------       -------------
Net income (loss) applicable to
     common shares                            $  (2,064,436)      $  (6,104,984)      $   8,098,150       $ (12,910,445)
                                              =============       =============       =============       =============
Average common shares
    outstanding                                   6,195,356           6,195,356           6,195,356           6,195,356
                                              =============       =============       =============       =============
Income (loss) before extraordinary
    item per common shares                    $       (0.24)      $       (0.90)      $        1.14       $       (1.83)
                                              =============       =============       =============       =============
Income (loss) per common share                $       (0.33)      $       (0.99)      $        1.31       $       (2.08)
                                              =============       =============       =============       =============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                  SANTA FE GAMING CORPORATION and SUBSIDIARIES
          Consolidated Condensed Statement of Stockholders' Deficiency
                                  (Unaudited)

                                                             Additional
                             Common        Preferred          Paid-in           Accumulated         Treasury
                              Stock          Stock            Capital             Deficit            Stock             Total
                            ------------------------------------------------------------------------------------------------------
Balances, October 1, 1999    $61,954      $24,117,989       $51,513,504       $(134,865,256)       $(87,774)       $(59,259,583)

Net  income                                                                       9,827,633                           9,827,633
Preferred stock
   dividends accrued                        1,729,483                            (1,729,483)                                  0
                            ------------------------------------------------------------------------------------------------------
Balances, June 30, 2000      $61,954      $25,847,472       $51,513,504       $(126,767,106)       $(87,774)       $(49,431,950)
                            ======================================================================================================

See the accompanying Notes to Consolidated Condensed Financial Statements

                  SANTA FE GAMING CORPORATION and SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                             Nine Months               Nine Months
                                                                                Ended                     Ended
                                                                            June 30, 2000             June 30, 1999
----------------------------------------------------------------     -----------------------     -------------------
Cash flows from operating activities:
 Cash and cash equivalents provided by operations                               $  7,813,778             $ 1,561,057
 Changes in:
  Accounts receivable, net                                                           135,389                 554,273
  Inventories                                                                       (160,029)                148,731
  Prepaid expenses & other                                                          (372,872)               (535,405)
  Other assets                                                                       569,971              (1,399,602)
  Accounts payable                                                                (1,539,374)                (60,240)
  Interest payable                                                                (7,190,713)              3,292,042
  Accrued and other liabilities                                                   (2,240,572)                851,853
                                                                     -----------------------     -------------------
Net cash provided by (used in) operating activities
    before reorganization items                                                   (2,984,422)              4,412,709
 Reorganization expenses paid in connection with
  Chapter 11 and related legal proceedings                                        (2,575,503)             (1,414,033)
                                                                     -----------------------     -------------------
Net cash provided by (used in) operating activities                               (5,559,925)              2,998,676
                                                                     -----------------------     -------------------
Cash flows from investing activities:
   Proceeds from sale of land held for development
     and related agreements                                                       37,126,512                       0
   Capital expenditures                                                           (1,332,624)             (3,053,812)
   Development costs                                                                 (25,388)             (1,158,034)
                                                                     -----------------------     -------------------
Net cash provided by (used in) investing activities                               35,768,500              (4,211,846)
                                                                     -----------------------     -------------------
Cash flows from financing activities:
   Cash proceeds of long-term debt                                                 1,000,000                       0
   Cash proceeds of note payable - officer                                         1,500,000                       0
   Cash paid on long-term debt                                                   (37,742,951)             (7,385,512)
   Debt issue cost                                                                         0                (309,341)
                                                                     -----------------------     -------------------
Net cash used in financing activities                                            (35,242,951)             (7,694,853)
                                                                     -----------------------     -------------------
Decrease in cash and cash equivalents                                             (5,034,376)             (8,908,023)
Cash and cash equivalents,
 beginning of period                                                              13,710,226              22,650,882
                                                                     -----------------------     -------------------
Cash and cash equivalents,
 end of period                                                                  $  8,675,850             $13,742,859
                                                                     =======================     ===================

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

In November 1999, SLVC sold real property located in Henderson, Nevada to Station Casinos, Inc. (the "Buyer"). In connection with the sale, the Company, SLVC, SFHI and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the Buyer's casinos located in the Henderson area. Additionally, the Company and SFHI entered into a Right of First Refusal Agreement with the Buyer, pursuant to which SFHI granted the Buyer a 15-year right of first refusal, subject to certain exceptions, to purchase either capital stock or debt or other securities convertible into capital stock of SFHI or SFHI assets in the event SFHI sells a substantial portion of its assets.

On June 12, 2000, the Company and the Company's subsidiary, SFHI entered into an agreement with the Buyer, pursuant to which SFHI will sell substantially all of its assets to the Buyer for $205 million in cash ("SFHI Asset Sale"). In addition, the Company and SFHI will grant the Buyer a three-year option to purchase for $5.0 million, the approximately 20-acre parcel of undeveloped real property located next to the Santa Fe. In connection with the sale, the Company and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into a three year non-compete agreement. The Company expects to use net proceeds from the SFHI Asset Sale to satisfy substantially all of its indebtedness. Consummation of the transactions is to occur no later than November 15, 2000 and is subject to satisfaction of various conditions precedent, including approvals by Nevada state and local gaming regulatory authorities.

In connection with the SFHI Asset Sale, the Buyer entered into a credit agreement with PHI, pursuant to which the Buyer loaned on August 11, 2000 $36.0 million to PHI, to be used to satisfy, in part, PHI's obligations under its Chapter 11 plan of reorganization. See Note 5, 7, 8 and 10

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, Liabilities subject to compromise are $43.2 million at June 30, 2000, which is attributable to principal and accrued interest on the 13 1/2% Notes issued by Pioneer Finance Corp ("PFC") which matured December 1, 1998 and were not paid (the "13 1/2% Notes") and are net of 13 1/2% Notes owned by an affiliate. PFC and PHI filed for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in February and April 1999, and a plan of reorganization was confirmed on April 28, 2000. In addition, SFHI is in default under the 9 1/2% Notes issued by SFHI and guaranteed by the Company (the "9 1/2% Notes") which mature in December 2000, as a result of the failure to pay the 13 1/2% Notes. The lenders of the 9 1/2% Notes have not demanded immediate payment, although they are entitled to do so at anytime. The Company has guaranteed substantially all the other debt of its subsidiaries, SLVC and SFHI. In addition, at June 30, 2000, current liabilities exceed current assets by approximately $108.5 million, which is primarily attributable to (i) $99.2 million principal amount of 11% First Mortgage Notes issued by SFHI and guaranteed by the Company (the "11% Notes"), of which $33.1 million is owned by SLVC, (ii) $41.0 million principal amount of notes issued by SLVC and guaranteed by the Company (the "SLVC Notes") and (iii) $14.0 million principal amount of 9 1/2% Notes, all of which mature in December 2000. As previously discussed, the Company entered into the SFHI Asset Sale agreement. The Company intends to repay substantially all of its indebtedness with proceeds from the SFHI Asset Sale. However no assurance can be given that the SFHI Asset Sale will be consummated. Furthermore, there is a stockholders' deficiency of $49.4 million. The uncertainty of the Company's ability to meet the repayment terms of its debt, its net losses and its stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these matters nor all adjustments that might be necessary should the Company be unable to continue as a going concern.

These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended September 30, 1999. The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company at June 30, 2000, the results of its operations for the three and nine month periods ended June 30, 2000 and 1999, the changes in stockholders' deficiency for the nine month periods ended June 30, 2000, and cash flows for the nine month periods ended June 30, 2000 and 1999.

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

Federal Income Tax

The Company did not record an income tax provision in the current three or nine month periods. Accounting Principles Board Opinion 28 states that tax expense for an interim period be measured using an estimated annual effective rate for the annual period. The Company's annualized effective tax rate is 0%. The Company did not record an income tax benefit in the prior year's three or nine month periods due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. Assuming the SFHI Asset Sale closes in the first quarter of fiscal 2001, the Company will report an approximately $165 million taxable gain for federal income tax purposes in fiscal 2001. The Company expects to utilize its available net operating loss to offset a portion of the taxable gain in fiscal 2001.

Bankruptcy - Related Accounting

The Company has accounted for all transactions related to the PFC and PHI Chapter 11 case in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, Liabilities subject to compromise under the Chapter 11 case have been segregated on the Consolidated Condensed Balance Sheets and are recorded for the amounts that are expected to be allowed under the Joint Plan. In addition, the Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the period ended June 30, 2000, disclose costs related to the Chapter 11 case as reorganization expenses.

Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").
SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth fiscal quarter of fiscal 2001. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

NOTE 3 - Cash and Cash Equivalents

As of June 30, 2000, the Company held cash and cash equivalents of $8.7 million compared to $13.7 million at September 30, 1999. Substantially all of the cash and cash equivalents was held by SFHI, PHI and SLVC, and were subject to restrictions which restrict distribution of this cash to the Company.

At June 30, 2000, approximately $3.2 million of the Company's consolidated cash and cash equivalents was held by SFHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the 11% Notes and 9 1/2% Notes. As of June 30, 2000, SFHI did not meet the conditions precedent to making a distribution to the Company.

At June 30, 2000, approximately $4.8 million of the Company's consolidated cash and cash equivalents was held by PHI and was subject to certain restrictions, including restrictions on its availability for distribution to the Company, by the terms of an indenture pursuant to which the 13 1/2% Notes of PFC were issued. As of June 30, 2000, PHI did not meet the conditions precedent to making a distribution to the Company.

At June 30, 2000, approximately $500,000 of the Company's consolidated cash and cash equivalents was held by SLVC and was subject to certain restrictions and limitations on its use by the terms of a note purchase agreement pursuant to which the SLVC Notes were issued.

NOTE 4 -  Assets Held for Sale

Henderson, Nevada

In March 1994, the Company purchased for approximately $15.1 million a 39-acre parcel of land located in Henderson, Nevada, for future development of a proposed casino hotel complex. At September 30, 1999, the cost to acquire the property was included in Assets held for sale in the Consolidated Condensed Balance Sheet. In addition to costs to acquire the property, the Company recorded approximately $10.8 million in preliminary architectural, engineering, permitting, and other development costs, which were also included in Assets held for sale in the accompanying Consolidated Condensed Balance Sheet at September 30, 1999.

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

In December 1999, SLVC received payment of the $14.75 million unsecured promissory note received in connection with the disposition of the Henderson property. The Company reported a gain on sale of assets in the quarter ending December 31, 1999 of approximately $12.1 million. See Notes 7 and 8

Santa Fe Hotel and Casino

In June 2000, the Company and the Company's subsidiary, SFHI entered into an agreement with the Buyer, pursuant to which SFHI will sell substantially all of its assets to the Buyer for $205 million in cash. In addition, the Company and SFHI will grant the Buyer a three-year option to purchase for $5.0 million, the approximately 20-acre parcel of undeveloped real property located next to the Santa Fe. In connection with the sale, the Company and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into a three year non-compete agreement.

At June 30, 2000, the carrying value of the property, plant and equipment subject to the asset acquisition agreement was reported in Assets held for sale in the Consolidated Condensed Balance Sheet. On June 30, 2000, approximately $121.1 million of indebtedness is classified as Debt due upon sale of assets, including $14.0 million 9.5% Notes, $99.2 million principal amount of 11% Notes and approximately $8.0 million in equipment notes. Cash proceeds from the sale will be used, in part, to retire indebtedness secured by the assets sold, as well as substantially all the remaining indebtedness of the Company. See Note 1 and 10

NOTE 5 - Current Portion of Long-Term Debt

As of June 30, 2000, the Company had approximately $12.8 million in current maturities of long-term debt due to third parties during the twelve-month period ending June 30, 2001, net of debt obligations owned by the Company but not retired. Current maturities of long term debt is comprised primarily of $41.0 million principal amount of SLVC Notes and a $4.8 million Note (the "Sierra Note"), all of which mature in December 2000 offset by $33.1 million of the 11% Notes owned by the Company but not retired.

In December 1999, SLVC and the Company amended the terms of the SLVC Notes. As amended, the SLVC Notes bear interest at 12% per annum, payable on June 20, 2000, and mature on December 14, 2000. Under certain conditions, SLVC is permitted to borrow an additional $7.5 million, for the purchase of 13 1/2% Notes or debt service on the SLVC Notes. In March 2000, SLVC borrowed $1.0 million of the additional $7.5 million. On June 20, 2000, the Company repaid $3.0 million of the SLVC Notes. See Note 5, 6 and 8

NOTE 6 - Note Payable Officer

In June 2000, the Company entered into an unsecured note for $1.5 million, with Paul W. Lowden, Chairman and President of the Company which bears interest at the rate of 12% per annum. The unsecured note is due on the earlier of the closing of the sale of substantially all the assets of SFHI or December 15, 2000. The proceeds from the note, together with available working capital, were used to make a $3.0 million principal payment due June 20, 2000 on the SLVC Notes. See Note 5

NOTE 7 - Liabilities Subject to Compromise

Between December 1999 and June 2000, SLVC purchased approximately $16.9 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest, for approximately $17.4 million. The 13 1/2% Notes purchased by SLVC have been pledged as collateral for the SLVC Notes. The Company reported extraordinary gain on the acquisition of the 13 1/2% Notes by SLVC of approximately $12,000 and $2.8 million in the accompanying Consolidated Condensed Statements of Operations for the three and nine month periods ended June 30, 2000. See Note 8

In connection with the SFHI Asset Sale agreement, the Buyer entered into a credit agreement with PHI, pursuant to which the Buyer loaned to PHI on August 11, 2000, $36.0 million to be used to satisfy, in part, PHI's obligations under its Chapter 11 plan of reorganization. See Note 10

At June 30, 2000, Liabilities subject to compromise is reported net of debt owned by affiliates and not retired and consists of approximately $36.6 million of principal and approximately $6.6 million of accrued interest due on the 13 1/2% Notes. See Notes 8 and 10

NOTE 8 - Petition for Relief Under Chapter 11 of the United States Bankruptcy Code and Liabilities Subject to Compromise

Modified Joint Plan
-------------------

On February 7, 2000 the Debtors filed a proposed Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). The Bankruptcy Court approved the Disclosure Statement accompanying the Modified Joint Plan at a hearing on March 24, 2000. On April 7, 2000, the Debtors filed a motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). At a hearing on April 27, 2000, the Bankruptcy Court approved the motion to amend the Modified Joint Plan. On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan. The Restated Modified Joint Plan provides that the Debtors' creditors, including holders of PFC's 13 1/2% Notes, must be paid in full on or before August 31, 2000. See Notes 4, 7 and 10

Guarantor Litigation - GMS

In January 2000, SLVC and PHI acquired approximately $6.5 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest for approximately $7.9 million from the GMS Group. In connection with the purchase, the GMS Group agreed to dismiss without prejudice its legal action in the state of New York against the Company, in which GMS was seeking to recover amounts it claims are past due on the Company's guaranty of the 13 1/2% Notes. This action since has been dismissed with prejudice.

Guarantor Litigation - Chelonian Corp

The Company is the defendant in a pending action titled Chelonian Corp v. The Santa Fe Gaming Corp., No 00 Civ. 4122. This action was instituted on or about May 4, 2000 by means of a motion for summary judgement in lieu of complaint filed in the Supreme Court for the State of New York, County of New York. Chelonian alleges that it holds 13 1/2% Notes in the principal amount of $5,106,000 and that the Company is in default on its guarantee of such 13 1/2% Notes. The action seeks to recover the amounts Chelonian Corp. claims are past due on such 13 1/2% Notes. The Company has removed the action to the United States District Court for the Southern District of New York and moved to dismiss this action for lack of personal jurisdiction or alternatively, to transfer the case to the District of Nevada. That motion remains pending.

Guarantor Litigation - High River Limited Partnership

The Company is the defendant in a pending action titled High River Limited Partnership vs. Santa Fe Gaming Corporation, No 00 Civ. 4459. Plaintiff instituted the action on or about May 17, 2000 in the Supreme Court for the State of New York, County of New York by filing a complaint. The plaintiff alleges that it is the holder of approximately $9 million in 13 1/2% Notes, a portion of which are subject to consents given in connection with PFC's Consent Solicitation in the fall of 1998, under which the consenting holders agreed, among other things, to forbear from exercising remedies under the Company's guaranty of the 13 1/2% Notes until December 2000. Plaintiff seeks a declaratory judgement that it is entitled for various reasons to enforce immediately the Company's guaranty of the PFC 13 1/2% Notes notwithstanding the consents. Plaintiff currently asserts no claim for damages. The Company removed the action to the United States District Court for the Southern District of New York and has moved to dismiss the action for lack of personal jurisdiction, or alternatively, to transfer the case to the District of Nevada. That motion remains pending.

Other
-----

In January 2000, pursuant to an order of the Bankruptcy Court, PHI paid $1.4 million to holders of consented 13 1/2% Notes, representing 50% of the interest due for the semi-annual period ended December 1, 1999.

On April 21, 2000, pursuant to an order of the Bankruptcy Court, the Debtors issued a notice of redemption pursuant to the optional redemption provisions of the Indenture under which the 13 1/2% Notes were issued to all holders of 13 1/2% Notes with respect to which consents to the 1998 Consent Solicitation were not received, approximately $14.2 million principal amount. On May 26, 2000, 10.83% of the outstanding principal amount of 13 1/2% Notes, plus accrued interest, was redeemed.

In June 2000, pursuant to an order of the Bankruptcy Court, PHI paid $1.8 million to all holders of 13 1/2% Notes in payment of 50% of the interest due for the semi-annual period ended June 1, 2000.

In August 2000, Hudson Bay Partners L.P. ("HBP") filed an application for Order Authorizing and directing the allowance of and payment of the administrative expense claims of HBP aggregating $1.1 million under section 503(b) of title 11 of the United States Code. The Company intends to file a response in opposition to the application.

NOTE 9 - Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the nine month periods ended June 30, 2000 and 1999 is presented below:

                                                      2000            1999
                                                   ---------       ---------
                                                         (In thousands)
Operating Activities:

Cash paid during the period for interest             $19,855         $14,918
                                                     =======         =======
Investing and Financing Activities:
 Debt incurred in connection with the
 acquisition of machinery and equipment              $   391         $   696
                                                     =======         =======

NOTE 10 - Subsequent Events

Credit Facility

In August 2000, PHI borrowed from the Buyer $36.0 million under the terms of the credit agreement entered into in connection with the agreement for the SFHI Asset Sale with the Buyer of substantially all the assets of SFHI and used the proceeds of the borrowing, together with $5.0 million in additional borrowings under the SLVC Notes and $2.0 million of existing working capital, as well as the retirement of $17.6 million principal amount of 13 1/2% Notes owned by SLVC and pledged under the SLVC Note Agreement, to retire all outstanding 13 1/2% Notes. The outstanding balance of principal and accrued but unpaid interest on the 13 1/2% Notes as of June 30,2000 is reported as Liabilities subject to compromise in the Consolidated Condensed Balance Sheet.

In connection with the payoff of the 13 1/2% Notes, the Indenture Trustee released the lien on the stock certificates of SFHI, SR and other Company subsidiaries.

In connection with the release of 13 1/2% Notes held as collateral under the SLVC Note Agreement, the holders of SLVC Notes received a pledge of the stock of SFHI and PFC, and the Company has agreed to make application for approval by the Nevada gaming authorities for the pledge to the holders of the SLVC Notes of the capital stock of PHI.

In connection with the loan of $36.0 million by the Buyer of the SFHI assets, the Company pledged the stock of SR, which owns directly and indirectly all the common stock of SLVC. Borrowings under the $36.0 million credit facility bears interest, at the rate of 10% per annum payable in arrears on a monthly basis increasing to 15% per annum if the agreement for the SFHI Asset Sale is terminated or if an event of default occurs and is continuing. The loan under the $36.0 million credit facility matures on the earlier of the consummation of the SFHI Asset Sale or September, 2001.

NOTE 11 - Segment Information

The Company's primary operations are in the hotel/casino industry and in fiscal years 2000 and 1999 were conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations and eliminating entries.

                                                      (In thousands)
For the nine months ended:                   June 30, 2000      June 30, 1999
Pioneer Hotel                                           (Unaudited)
----------------------------------
Operating revenues                             $ 35,465            $ 34,055
                                             ===========         ===========
Operating income                               $  2,178            $  2,233
                                             ===========         ===========
Interest expense                               $  5,141            $  5,670
                                             ===========         ===========
Depreciation and amortization                  $  1,889            $  1,995
                                             ===========         ===========
Rents                                          $    554            $    542
                                             ===========         ===========
EBITDA (1)                                     $  7,948            $  6,935
                                             ===========         ===========
Capital expenditures                           $    985            $    728
                                             ===========         ===========
Identifiable assets (2)                        $ 40,594            $ 43,774
                                             ===========         ===========

Santa Fe Hotel
----------------------------------
Operating revenues                             $ 64,861            $ 59,935
                                             ===========         ===========
Operating income                               $ 10,301            $  9,871
                                             ===========         ===========
Interest expense                               $ 10,939            $ 11,017
                                             ===========         ===========
Depreciation and amortization                  $  5,747            $  5,650
                                             ===========         ===========
Rents                                          $      0            $      0
                                             ===========         ===========
EBITDA (1)                                     $ 18,836            $ 17,400
                                             ===========         ===========
Capital expenditures                           $    739            $  6,846
                                             ===========         ===========
Identifiable assets (2)                        $ 77,664            $ 85,947
                                             ===========         ===========

Other & Eliminations
----------------------------------
Operating revenues                             $    725            $    666
                                             ===========         ===========
Operating loss                                 $   (667)           $ (3,716)
                                             ===========         ===========
Interest expense                               $    789            $  2,491
                                             ===========         ===========
Depreciation and amortization                  $    857            $  2,507
                                             ===========         ===========
Rents                                          $      0            $      0
                                             ===========         ===========
EBITDA (1)                                     $    438            $    235
                                             ===========         ===========
Capital expenditures                           $      0            $ (3,824)
                                             ===========         ===========
Identifiable assets (2)                        $ 22,054            $ 49,835
                                             ===========         ===========

Total
----------------------------------
Operating revenues                             $101,051            $ 94,656
                                             ===========         ===========
Operating income                               $ 11,812            $  8,388
                                             ===========         ===========
Interest expense                               $ 16,869            $ 19,178
                                             ===========         ===========
Depreciation and amortization                  $  8,493            $ 10,152
                                             ===========         ===========
Rents                                          $    554            $    542
                                             ===========         ===========
EBITDA (1)                                     $ 27,222            $ 24,570
                                             ===========         ===========
Capital expenditures                           $  1,724            $  3,750
                                             ===========         ===========
Identifiable assets (2)                        $140,312            $179,556
                                             ===========         ===========

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-operating charges. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(2) Indentifiable assets represents total assets less elimination for intercompany items.

NOTE 12 - Segment Information

The Company's primary operations are in the hotel/casino industry and in fiscal years 2000 and 1999 were conducted through PHI and SFHI. "Other" below includes financial information for the Company's other operations and eliminating entries.

                                                       (In thousands)
For the three months ended:                  June 30, 2000       June 30, 1999
Pioneer Hotel                                           (Unaudited)
----------------------------------
Operating revenues                              $11,679            $ 11,315
                                             ===========         ===========
Operating income (loss)                         $   253            $    (52)
                                             ===========         ===========
Interest expense                                $ 1,816            $  1,853
                                             ===========         ===========
Depreciation and amortization                   $   606            $    668
                                             ===========         ===========
Rents                                           $   186            $    181
                                             ===========         ===========
EBITDA (1)                                      $ 2,466            $  2,061
                                             ===========         ===========
Capital expenditures                            $   159            $    217
                                             ===========         ===========

Santa Fe Hotel
----------------------------------
Operating revenues                              $21,340            $ 20,851
                                             ===========         ===========
Operating income                                $ 3,206            $  2,492
                                             ===========         ===========
Interest expense                                $ 3,612            $  3,680
                                             ===========         ===========
Depreciation and amortization                   $ 1,899            $  1,988
                                             ===========         ===========
Rents                                           $     0            $      0
                                             ===========         ===========
EBITDA (1)                                      $ 6,003            $  5,753
                                             ===========         ===========
Capital expenditures                            $   117            $  1,718
                                             ===========         ===========

Other & Eliminations
----------------------------------
Operating revenues                              $   139            $     85
                                             ===========         ===========
Operating income (loss)                         $   467            $ (1,656)
                                             ===========         ===========
Interest expense                                $   (18)           $    811
                                             ===========         ===========
Depreciation and amortization                   $    86            $    822
                                             ===========         ===========
Rents                                           $     0            $      0
                                             ===========         ===========
EBITDA (1)                                      $   196            $    (82)
                                             ===========         ===========
Capital expenditures                            $     0            $   (313)
                                             ===========         ===========

Total
----------------------------------
Operating revenues                              $33,158            $ 32,251
                                             ===========         ===========
Operating income                                $ 3,926            $    784
                                             ===========         ===========
Interest expense                                $ 5,410            $  6,344
                                             ===========         ===========
Depreciation and amortization                   $ 2,591            $  3,478
                                             ===========         ===========
Rents                                           $   186            $    181
                                             ===========         ===========
EBITDA (1)                                      $ 8,665            $  7,732
                                             ===========         ===========
Capital expenditures                            $   276            $  1,622
                                             ===========         ===========

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

                          SANTA FE GAMING CORPORATION
               Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

RESULTS OF OPERATIONS - Nine Months Ended June 30, 2000 and 1999
----------------------------------------------------------------

Consolidated

Net Operating Revenues. Consolidated revenues for the nine months ended June 30, 2000 were $101.1 million, representing a $6.4 million, or 6.8%, increase from $94.7 million for the same period in the prior year. Revenues increased by $5.0 million at the Santa Fe and $1.4 million at the Pioneer.

Operating Expense.   Total operating expenses increased $2.9 million, or 3.4%,
to $89.2 million in the nine months ended June 30, 2000 from $86.3 million in the nine months ended June 30, 1999. Operating expenses increased by $4.5 million, or 9.0%, at the Santa Fe and by $1.5 million, or 4.6%, at the Pioneer, and decreased by $1.4 million at SLVC. The decrease at SLVC is attributable to loan issue costs being fully amortized by December 1999. The Company recorded a $1.2 million charge in utilities and property expenses and other expenses primarily to reserve the carrying value of timeshare assets.

Operating Income. Consolidated operating income for the nine months ended June 30, 2000 was $11.8 million, representing a $3.4 million, or 40.8%, increase from $8.4 million for the same period in the prior year.

Other Expense. Consolidated interest expense for the nine months ended June 30, 2000 was $16.9 million, representing a $2.3 million, or 12.0%, decrease compared to $19.2 million for the same period in the prior year. During the nine month 1999 period, PHI incurred costs and expenses in connection with restructuring the 13 1/2% Notes resulting in an approximately $500,000 charge to earnings.

Gain on Sale of Assets and Related Agreements. The Company recorded a $12.1 million gain on the sale of real property in Henderson, Nevada and related agreements.

Income (Loss) Before Extraordinary Item. Consolidated income before extraordinary item for the nine months ended June 30, 2000 was $7.0 million, representing a $18.3 million, or 162.2%, improvement compared to a $11.3 million loss in the same period in the prior year, due to the gain on the sale of real property and related agreements.

Extraordinary Item. During the nine months ended June 30, 2000, SLVC purchased $16.9 million principal amount of 13 1/2% Notes plus accrued and unpaid interest for approximately $17.4 million, resulting in a $2.8 million gain on the extinguishment of debt.

The Company did not record an income tax provision in the current nine month
period.   Accounting Principles Board Opinion 28 states that tax expense for an interim period be measured using an estimated annual effective rate for the annual period. The Company's annualized effective tax rate is 0%. The Company did not record an income tax benefit in the prior year's nine month period due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss.

The preferred stock accrued dividend rate increased to 12.5% effective April 1, 2000 from 12% beginning on October 1, 1999 compared to an 11% dividend rate beginning on October 1, 1998 and increasing to 11.5% effective April 1, 1999.

Consolidated net income applicable to common shares was $8.1 million, or $1.31 per common share, compared to a $12.9 million net loss, or $2.08 loss per common share, in the prior year period.

Santa Fe

Net Operating Revenues. Revenues at the Santa Fe increased $5.0 million, or 8.2%, in the nine months ended June 30, 2000 to $64.9 million from $59.9 million in the same period in the prior year.

Casino revenues increased $2.8 million, or 5.7%, to $50.4 million from $47.6 million in the same nine month period of 2000, due to an increase in customer volume and the introduction of new slot equipment. Slot and video poker revenues increased $2.3 million, or 5.5%, to $44.1 million in the 2000 period from $41.8 million in the 1999 period. Other gaming revenues increased $400,000, or 7.2%, primarily due to increased sports book, keno and bingo revenue, partially offset by decreased table game revenue. Casino promotional allowances increased $300,000, or 6.3%, to $5.3 million in the 2000 period from $5.0 million in the 1999 period due to the increase in customer volume.

Hotel revenues were unchanged at $2.5 million for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999, with occupancy and average room rate relatively unchanged. Food and beverage revenues increased $1.3 million, or 12.9%, to $10.8 million in the nine months ended June 30, 2000 compared to $9.5 million in the nine months ended June 30, 1999 due to an increase in customer volume. Other revenues increased $1.3 million, or 23.8% to $6.6 million in the nine months ended June 30, 2000 from $5.3 million in the nine months ended June 30, 1999, primarily due to the opening in February 1999 of an additional retail outlet.

Operating Expense. Operating expenses increased $4.5 million, or 9.0%, to $54.6 million in the nine months ended June 30, 2000 from $50.1 million in the nine months ended June 30, 1999.

Casino expenses increased $700,000, or 3.6%, to $21.5 million in the nine months ended June 30, 2000 from $20.8 million in the nine months ended June 30, 1999, related to the increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 42.8% in the nine months ended March 31, 2000 from 43.6% in the nine months ended June 30, 1999. Hotel expenses were unchanged at $900,000 for the nine months ended June 30, 2000 and in line with flat hotel revenues and occupancy. Food and beverage expenses increased $1.0 million, or 13.7%, to $8.3 million in the nine months ended June 30, 2000 from $7.3 million in the nine months ended June 30, 1999 related to increased food and beverage revenues. Food and beverage expenses as a percentage of food and beverage revenues increased to 77.0% in the nine months ended June 30, 2000 from 76.5% in the nine months ended June 30, 1999, due to an increase in labor cost for the 2000 period compared to the 1999 period, partially offset by a decrease in the cost of sales. Other expenses increased $1.5 million, or 48.2%, to $4.6 million for the nine months ended June 30, 2000 compared to $3.1 million for the nine months ended June 30,1999, primarily due to the costs associated with the additional retail outlet which opened in February 1999.

Selling, general and administrative expenses increased $1.3 million, or 17.9%, to $9.0 million in the nine months ended June 30, 2000 from $7.7 million in the nine months ended June 30, 1999, primarily due to increased labor costs, professional services and management fees pursuant to the management agreement between SFHI and the Company. Selling, general and administrative expenses as a percentage of revenues increased to 13.9% in the nine months ended June 30, 2000 from 12.8% in the nine months ended June 30, 1999. Utilities and property expenses decreased $200,000, or 4.1%, to $4.5 million in the nine months ended June 30, 2000 from $4.7 million in the nine months ended June 30, 1999, due to decreased expenditures to maintain the property. Utilities and property expenses as a percentage of revenues decreased to 6.9% in the nine months ended June 30, 2000 from 7.8% in the nine months ended June 30, 1999. Depreciation and amortization expenses increased $100,000, or 1.7%, to $5.7 million in the nine months ended June 30, 2000 from $5.6 million in the nine months ended June 30, 1999.

Interest Expense. Interest expense decreased $100,000, or 0.7% to $10.9 million in the 2000 period from $11.0 million in the 1999 period.

Net Loss. As a result of the factors discussed above, the Santa Fe recorded a net loss of $600,000 for the nine months ended June 30, 2000, compared to a net loss of $1.1 million in the nine months ended June 30, 1999.

Pioneer

Net Operating Revenues. Revenues at the Pioneer increased $1.4 million, or 4.1%, to $35.5 million in the nine months ended June 30, 2000 as compared to $34.1 million in the same period in the prior year. Management believes that 2000 results were positively impacted by an improvement in the Laughlin market compared to prior periods.

Casino revenues increased $900,000 or 3.4%, to $28.0 million from $27.1 million when compared to the same nine months of 1999. Slot and video poker revenues increased $600,000, or 2.6%, to $24.5 million in the 2000 period from $23.9 million in the 1999 period. Other gaming revenues, including table games, increased $300,000, or 9.3%, due to increased table game win partially offset by decreased keno win. Casino promotional allowances increased $300,000, or 6.1%, to $5.0 million in the 2000 period from $4.7 million in the 1999 period due to the increase in customer volume.

Hotel revenues increased $200,000, or 6.9%, to $2.0 million for the nine months ended June 30, 2000 compared to $1.8 million for the nine months ended June 30, 1999, as a rise in occupancy rate to 74.0% from 68.2% was partially offset by a 2.2% decrease in average daily room rate. Food and beverage revenues were relatively unchanged at $6.6 million in the nine months ended June 30, 2000 and $6.5 million in the nine months ended June 30, 1999. Other revenues increased $600,000, or 18.9%, to $3.9 million in the nine months ended June 30, 2000 compared to $3.3 million in the nine months ended June 30, 1999 due to increased sales in retail outlets.

Operating Expense. Operating expense increased $1.5 million, or 4.6%, to $33.3 million in the nine months ended June 30, 2000 from $31.8 million in the nine months ended June 30, 1999. Excluding $2.6 million of reorganization expenses in the 2000 nine months compared to $1.4 million in the 1999 nine months, operating expense increased $300,000, or 0.8%.

Casino expenses increased $100,000, or 1.2%, to $13.8 million for the nine months ended June 30, 2000 from $13.7 million in the nine months ended June 30, 1999, primarily due to increased promotional expenses. Casino expenses as a percentage of casino revenues decreased to 49.3% in the nine months ended June 30, 2000 from 50.4% in the nine months ended June 30, 1999. Hotel expenses were relatively unchanged at $600,000 for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. Food and beverage expenses were relatively unchanged at $3.6 million in the nine months ended June 30,
2000 and 1999.   Food and beverage
expenses as a percentage of food and beverage revenues decreased to 54.3% in the nine months ended June 30, 2000 from 55.9% in the nine months ended June 30, 1999. Other expenses increased $600,000, or 20.4%, to $3.6 million for the nine months ended June 30, 2000 compared to $3.0 million for the nine months ended June 30, 1999 due to the increase in retail sales. Other expenses as a percentage of other revenues increased to 93.3% in the 2000 nine months from 92.1% in the 1999 nine months.

Selling, general and administrative expenses decreased $300,000, or 6.3% to $4.2 million in the nine months ended June 30, 2000 compared to $4.5 million in the nine months ended June 30, 1999, primarily due to decreased professional services and fees pursuant to the management agreement between PHI and the Company. Selling, general and administrative expenses as a percentage of revenues decreased to 11.8% in the nine months ended June 30, 2000 from 13.1% in the nine months ended June 30, 1999. Utilities and property expenses were relatively unchanged at $3.0 million in the nine months ended June 30, 2000 and 1999. Depreciation and amortization expenses decreased $100,000, or 5.3% to $1.9 million in the nine months ended June 30, 2000, compared to $2.0 million in the nine months ended June 30, 1999. During the nine months ended June 30, 2000, PHI incurred approximately $2.6 million in reorganization expenses related to the Pioneer bankruptcy proceedings as compared to $1.4 in the prior year period.

Other Expense.  Interest expense decreased $600,000, or 9.3%, to $5.1 million in
the 2000 period from $5.7 million in the 1999 period.   During the nine month
1999 period, PHI incurred costs and expenses in connection with restructuring the 13 1/2% Notes resulting in an approximately $500,000 charge to earnings.

Net Loss. As a result of the factors discussed above, net loss decreased $1.0 million, or 25.3%, to $3.0 million in the nine months ended June 30, 2000 from $4.0 million in the nine months ended June 30, 1999.

RESULTS OF OPERATIONS - Three Months Ended June 30, 2000 and 1999
-----------------------------------------------------------------

Consolidated

Net Operating Revenues. Consolidated revenues for the three months ended June 30, 2000 were $33.2 million, representing a $900,000, or 2.8%, increase from $32.3 million for the same period in the prior year. Revenues increased by $400,000 at the Santa Fe and $400,000 at the Pioneer.

Operating Expense.   Total operating expenses decreased $2.3 million, or 7.1%,
to $29.2 million in the three months ended June 30, 2000 from $31.5 million in the three months ended June 30, 1999. Operating expenses decreased by $300,000, or 1.2%, at the Santa Fe, were unchanged at the Pioneer and decreased by $700,000 at SLVC. The decrease at SLVC is attributable to loan issue costs being fully amortized by December 1999.

Operating Income. Consolidated operating income for the three months ended June 30, 2000 was $3.9 million, representing a $3.1 million, or 400.6%, increase from $800,000 for the same period in the prior year. Operating income increased by $700,000 at the Santa Fe, $300,000 at the Pioneer and $700,000 at SLVC.

Other Expense. Consolidated interest expense for the three months ended June 30, 2000 was $5.4 million, representing a $900,000, or 14.7%, decrease compared to $6.3 million for the same period in the prior year, primarily due to the application of proceeds from the sale of the Henderson property and related agreements to reduce SLVC indebtedness and to the purchase of 13 1/2% Notes by SLVC.

Loss Before Extraordinary Item. Consolidated loss before extraordinary item for the three months ended June 30, 2000 was $1.5 million, representing a $4.1 million, or 73.3%, improvement compared to a $5.6 million loss in the same period in the prior year.

The Company did not record an income tax provision in the current quarter. Accounting Principles Board Opinion 28 states that tax expense for an interim period be measured using an estimated annual effective rate for the annual period. The Company's annualized effective tax rate is 0%. The Company did not record an income tax benefit in the prior year's quarter due to the uncertainty of the Company's ability to recognize a benefit of the net operating loss. The preferred stock accrued dividend rate increased to 12.5% in the current period compared to an 11.5% dividend rate in the prior year.

Net Loss. Consolidated net loss applicable to common shares was $2.1 million, or $.33 per common share, for the three months ended June 30, 2000 compared to a $6.1 million net loss, or $.99 per common share, in the prior year period.

Santa Fe

Net Operating Revenues. Revenues at the Santa Fe increased $400,000, or 2.3%, in the three months ended June 30, 2000 to $21.3 million as compared to $20.9 million in the same period in the prior year.

Casino revenues were unchanged at $16.3 million when compared to the same three months of 1999, primarily due to decreased hold percentages for slots and table games. Slot and video poker revenues decreased $100,000, or 0.9%, to $14.4 million in the 2000 quarter from $14.5 million in the 1999 quarter, despite a 15.3% increase in handle due to a 0.5% decrease in hold percentage. Other gaming revenues increased $100,000, or 5.2%, primarily due to increased bingo and sports book revenues partially offset by decreased table game revenue. Casino promotional allowances increased $100,000, or 4.5%, to $1.7 million in the 2000 quarter from $1.6 million in the 1999 quarter due to an increase in customer volume.

Hotel revenues increased $100,000, or 13.6%, to $900,000 for the three months ended June 30, 2000, from $800,000 for the three months ended June 30, 1999, due to an increase in occupied rooms. During the 1999 period, the hotel rooms were being renovated which decreased the number of rooms available. Food and beverage revenues increased $600,000, or 18.6%, to $3.7 million in the three months ended June 30, 2000 compared to $3.1 million in the three months ended June 30, 1999 due to an increase in customer volume. Other revenues decreased $100,000, or 3.3% to $2.2 million in the three months ended June 30, 2000 from $2.3 million in the three months ended June 30, 1999, primarily due to the opening of additional retail outlets at competing hotel/casinos.

Operating Expense. Operating expenses decreased $300,000, or 1.2%, to $18.1 million in the quarter ended June 30, 2000 from $18.4 million in the quarter ended June 30, 1999.

Casino expenses were unchanged at $7.1 million in the three months ended June 30, 2000 and 1999, in line with flat casino revenues. Casino expenses as a percentage of casino revenues were 43.5% in the three months ended June 30, 2000 compared to 43.3% in the three months ended June 30, 1999. Hotel expenses were unchanged at $300,000 for the three months ended June 30, 2000 and 1999, despite the increase in occupancy as decreased payroll expenses offset an increase in other hotel operating expenses. Food and beverage expenses increased $500,000, or 17.5%, to $3.0 million in the three months ended June 30, 2000 from $2.5 million in the three months ended June 30, 1999, due to the increase in food and beverage revenues. Food and beverage expenses as a percentage of food and beverage revenues decreased to 81.2% in the three months ended June 30, 2000 from 82.0% in the three months ended June 30, 1999, due to a decrease in the cost of both food and beverage sales for the 2000 quarter compared to the 1999 quarter, partially offset by an increase in labor cost. Other expenses were unchanged at $1.5 million for the three months ended June 30, 2000 and 1999.

Selling, general and administrative expenses decreased $300,000, or 9.7%, to $2.9 million in the three months ended June 30, 2000 from $3.2 million in the three months ended June 30, 1999. The prior year's quarter includes approximately $900,000 incurred in connection with legal proceedings involving the Company's investment in a minority owned business. This is partially offset in the current year's quarter by increased labor costs, professional services and management fees pursuant to the management agreement between SFHI and the Company. Selling, general and administrative expenses as a percentage of revenues decreased to 13.6% in the three months ended June 30, 2000 from 15.4% in the three months ended June 30, 1999. Utilities and property expenses decreased $200,000, or 13.9%, to $1.4 million in the three months ended June 30, 2000 from $1.6 million in the three months ended June 30, 1999, due to decreased expenditures to maintain the property. Utilities and property expenses as a percentage of revenues decreased to 6.7% in the three months ended June 30, 2000 from 7.9% in the three months ended June 30, 1999. Depreciation and amortization expenses decreased $100,000, or 4.5%, to $1.9 million in the three month 2000 period from $2.0 million in the three month 1999 period.

Interest Expense. Interest expense decreased $100,000, or 1.9%, to $3.6 million in the 2000 quarter from $3.7 million in the 1999 quarter.

Net Loss. As a result of the factors discussed above, the Santa Fe recorded a net loss of $400,000 for the quarter ended June 30, 2000, compared to net loss of $1.2 million in the quarter ended June 30, 1999.

Pioneer

Net Operating Revenues. Revenues at the Pioneer increased $400,000, or 3.2%, to $11.7 million in the June 2000 quarter as compared to $11.3 million in the same period in the prior year. Management believes that the 2000 results were positively impacted by an improvement in the Laughlin market compared to prior periods.

Casino revenues increased $300,000 or 2.6%, to $9.0 million from $8.7 million when compared to the same quarter of 1999. Slot and video poker revenues were unchanged at $7.8 million in the 2000 and 1999 periods. Other gaming revenues, including table games, increased $300,000, or 32.0%, due to increased table game win. Casino promotional allowances increased $100,000, or 3.9%, to $1.6 million in the 2000 quarter from $1.5 million in the 1999 quarter due to the increase in customer volume.

Hotel revenues increased $100,000, or 12.6%, to $800,000 for the three months ended June 30, 2000 compared to $700,000 for the three months ended June 30, 1999, due to a rise in occupancy rate to 77.9% from 69.4%. Food and beverage revenues were unchanged at $2.2 million in the three months ended June 30, 2000 and 1999. Other revenues increased $100,000, or 8.5%, to $1.3 million in the three months ended June 30, 2000 compared to $1.2 million in the three months ended June 30, 1999 due to increased sales in retail outlets.

Operating Expense.  Operating expense was unchanged at $11.4 million in the
quarters ended June 30, 2000 and June 30, 1999.   Operating expenses include
$1.2 million of reorganization expenses in the fiscal 2000 quarter and $1.0 million in the fiscal 1999 quarter.

Casino expenses were unchanged at $4.5 million for the three months ended June 30, 2000 and 1999. Casino expenses as a percentage of casino revenues decreased to 49.9% in the three months ended June 30, 2000 from 51.7% in the three months ended June 30, 1999. Hotel expenses were relatively unchanged at $300,000 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Food and beverage expenses were unchanged at $1.3 million in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

Food and beverage expenses as a percentage of food and beverage revenues increased to 59.9% in the three months ended June 30, 2000 from 59.2% in the three months ended June 30, 1999. Other expenses increased $100,000, or 6.8%, to $1.2 million for the three months ended June 30, 2000 compared to $1.1 million for the three months ended June 30, 1999 due to the increase in retail sales. Other expenses as a percentage of other revenues decreased to 92.3% in the 2000 quarter from 93.8% in the 1999 quarter.

Selling, general and administrative expenses were unchanged at $1.4 million in the three months ended June 30, 2000 and 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 11.8% in the three months ended June 30, 2000, from 12.6% in the three months ended June 30, 1999. Utilities and property expenses were relatively unchanged at $1.0 million in the three months ended June 30, 2000 compared to $1.1 million in the three months ended June 30, 1999. Depreciation and amortization expenses decreased $100,000, or 9.3%, to $600,000 in the three months ended June 30, 2000, compared to $700,000 in the three months ended June 30, 1999. During the quarter ended June 30, 2000, PHI incurred approximately $1.2 million in reorganization expenses related to the Pioneer bankruptcy proceedings compared to $1.0 million during the quarter ended June 30, 1999.

Other Expense. Interest expense was relatively unchanged at $1.8 million in the 2000 quarter compared to $1.9 million in the 1999 quarter.

Net Loss. As a result of the factors discussed above, the Pioneer recorded a net loss of $1.6 million in the quarter ended June 30, 2000, an improvement of $300,000, or 18.0%, compared to a net loss of $1.9 in the quarter ended June 30, 1999.

Liquidity and Capital Resources; Trends and Factors Relevant to Future
Operations

Sale of SFHI Assets - On June 12, 2000, the Company and the Company's subsidiary, SFHI entered into an agreement with Station Casinos, Inc. (the "Buyer"), pursuant to which SFHI will sell substantially all of its assets to the Buyer for $205 million in cash ("SFHI Asset Sale"). In addition, the Company and SFHI will grant the Buyer a three-year option to purchase for $5 million, the approximately 20-acre parcel of undeveloped real property located next to the Santa Fe. In connection with the sale, the Company and members of the family of Paul W. Lowden, majority stockholder of the Company, entered into a three year non-compete agreement. The Company expects to use net proceeds from the SFHI Asset Sale to satisfy substantially all of its indebtedness. Consummation of the transactions is to occur no later November 15, 2000 and is subject to satisfaction of various conditions precedent, including approvals by Nevada state and local gaming regulatory authorities.

In connection with the SFHI Asset Sale agreement, the Buyer entered into a credit agreement with PHI, pursuant to which the Buyer loaned to PHI on August 11, 2000, $36.0 million to be used to satisfy, in part, PHI's obligations under its Chapter 11 plan of reorganization.

In August 2000, PHI borrowed from the Buyer $36.0 million under the terms of the credit agreement entered into in connection with the agreement for the SFHI Asset Sale and used the proceeds of the borrowing, together with $5.0 million in additional borrowings under the SLVC Notes and $2.0 million of existing working capital, as well as the retirement of $17.6 million principal amount of 13 1/2% Notes owned by SLVC and pledged under the SLVC Note Agreement, to retire all outstanding 23 1/2% Notes. The outstanding balance of principal and accrued but unpaid interest on the 13 1/2% Notes as of June 30, 2000 is reported as Liabilities subject to compromise in the Consolidated Condensed Balance Sheet.

In connection with the release payoff of the 13 1/2% Notes, the Indenture Trustee released the lien on the stock certificates of SFHI, SR and other Company subsidiaries.

In connection with the release of 13 1/2% Notes held as collateral under the SLVC Note Agreement, the holders of SLVC Notes received a pledge of the stock of SFHI and PFC, and the Company has agreed to make application for approval by the Nevada gaming authorities for the pledge to the holders of the SLVC Notes of the capital stock of PHI.

In connection with the loan of $36.0 million by the Buyer of the SFHI assets, the Company pledged the stock of SR, which owns directly and indirectly all the common stock of SLVC. Borrowings under the $36.0 million credit facility bears interest at the rate of 10% per annum payable in arrears on a monthly basis increasing to 15% per annum if the agreement for the SFHI Asset Sale is terminated or if an event of default occurs and is continuing. The loan under the $36.0 million credit facility matures on the earlier of the consummation of the SFHI Asset Sale or September, 2001.

Liquidity. As of June 30, 2000, the Company held cash and cash equivalents of $8.7 million compared to $13.7 million at September 30, 1999.

Earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-operating charges ("EBITDA") increased $2.6 million, or 10.8%, to $27.2 million in the nine months ended June
30, 2000, from $24.6 million in the nine months ended June 30, 1999.   The
Company incurred rent expense of $600,000 in the nine months ended June 30, 2000 and $500,000 in the nine months ended June 30, 1999. Other non-operating charges were $1.6 million and $900,000 for the nine months ended June 30, 2000 and 1999, respectively, and were comprised primarily of a reserve related to the carrying value of timeshare assets and legal expenses incurred in connection with proceedings involving the Company's former investment in a minority owned business. The Company will incur less net interest expense in future periods as a result of reductions in the outstanding principal amount of SLVC Notes by $14.5 million and SLVC's purchase and retirement of $16.9 million of 13 1/2% Notes.

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

Management believes that, based on operations for the three and nine months ended June 30, 2000, and the anticipated closing in the first quarter of fiscal 2001 of the SFHI Asset Sale, the Company will have sufficient resources to meet its operating requirements and to satisfy the debt service and repayment obligations related to the Company's indebtedness, substantially all of which mature in December 2000. Consummation of the SFHI Asset Sale is subject to various conditions, including approval of the Nevada gaming authorities. No assurance can be given that the SFHI Asset Sale will close.

Assuming the SFHI Asset Sale closes in the first quarter of fiscal 2001, the Company will report an approximately $165 million taxable gain for federal income tax purposes in fiscal 2001. The Company expects to utilize its available net operating loss to offset a portion of the taxable gain in fiscal 2001. The Company expects to satisfy its tax liability with cash resources and, to the extent necessary, financing secured by the Company's real property. Management is exploring alternatives to defer all or a portion of the tax liability expected as a result of the SFHI Asset Sale. No assurance can be given the Company will enter into a transaction to defer its tax liability.

In the event the SFHI Asset Sale does not close by December 2000, the Company will be required to seek financing alternatives in order to satisfy debt obligations that mature in 2000. No arrangements have been made for any finance contingencies and no assurance can be given that the Company will be able to refinance or modify some or all of its indebtedness or dispose of assets to satisfy all of its indebtedness. Any such actions would be subject to the Company's future operations and the prevailing market conditions at the time of such proposed transaction and may require the approval of the Nevada gaming authorities for such financings or asset sales. If the Company is ultimately unable to refinance or modify any such debt prior to the required payment dates, it is likely the Company and or subsidiaries would file for relief under Chapter 11 of the Bankruptcy Code.

Debt agreements restrict the distribution of cash from certain of the Company's subsidiaries to the Company. Cash flow from SFHI and PHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Therefore, the Company and its subsidiaries other than SLVC, PHI and SFHI (collectively "Corporate") must rely on existing cash and available resources including management agreements with SFHI and PHI, or, subject to contractual restrictions, cause subsidiaries to dispose of or refinance assets, to provide liquidity to fund Corporate cash requirements.

Cash Flow from Operating Activities. The Company's cash used in operations was $5.6 million for the nine months ended June 30, 2000 as compared to cash provided by operations of $3.0 million for the prior year period. The increase in cash used in operations was primarily due to the payment of accrued interest and fees on the SLVC Notes, PFC and PHI reorganization expenses and legal expenses.

Cash Flow from Investing Activities. Cash provided by investing activities was $35.8 million during the nine months ended June 30, 2000, compared to cash used in investing activities of $4.2 million during the nine months ended June 30, 1999. In November 1999, the Company sold real property in Henderson, Nevada and entered into related agreements for total consideration of $37.2 million. In the fiscal 2000 nine months period, the Company incurred $1.3 million of capital expenditures, comprised primarily of improvements at the Santa Fe and the Pioneer.

Cash Flow from Financing Activities. Cash used in financing activities was $35.2 million in the 2000 nine month period compared to $7.7 million during the same period in 1999. In fiscal 2000, the Company used proceeds from the sale of the Henderson property and related agreements to reduce the outstanding principal amount of SLVC Notes by $14.5 million and purchase $16.9 million of 13 1/2% Notes. Cash used in financing activities in the 1999 fiscal period represents primarily a principal payment to repurchase and retire $5.0 million principal amount of the 13 1/2% Notes and repayment of a $1.6 million first mortgage note secured by the approximate 20-acre parcel of undeveloped real property adjacent to the Santa Fe.

Corporate - Approximately $800,000 of the Company's current assets at June 30,
---------
2000, including approximately $200,000 of cash and cash equivalents, was held by Corporate.

Corporate consists primarily of non-operating entities which do not generate cash flow from operations, other than pursuant to management agreements with SFHI and PHI. Corporate's principal uses of cash are for debt service, administrative and professional expenses and costs associated with the evaluation and development of proposed projects. Additional potential uses of cash by Corporate include obligations that may arise as a result of the Company's guarantee of subsidiary debt, and the guarantee of the tenant loan if the Company terminates a third party lease on the parcel on Las Vegas Boulevard South owned by SLVC. The guaranteed debt of the Company's subsidiaries, PHI, SLVC and SFHI, include the 13 1/2% Notes which are the subject of PFC's and PHI's bankruptcy proceedings, the 9 1/2% Notes, which are in default, as well as the SFHI 11% Notes and the SLVC Notes which mature in December 2000.

Management believes that Corporate has sufficient working capital and available resources to meet its operating requirements through the twelve month period ending June 30, 2001, although no assurance can be given to that effect. The Sierra Note, with an outstanding principal balance of $4.8 million at June 30, 2000, matures in December 2000, and the Company has guaranteed $154.1 million of subsidiary debt (the 11% Notes, the 9 1/2% Notes and the SLVC Notes) that mature in December 2000. In addition, the Company has guaranteed the 13 1/2% Notes. Management expects to satisfy substantially all of its indebtedness with the proceeds from the SFHI Asset Sale on or before November 15, 2000. See Liquidity above for discussion of refinancing requirements in the event the SFHI Asset Sale does not close.

SFHI - At June 30, 2000, approximately $7.4 million of the Company's current
----
assets, including approximately $3.2 million of cash and cash equivalents, was
held by SFHI.   (See discussion above - Sale of SFHI assets.)

Results of operations at the Santa Fe for the three and nine months ended June 30, 2000 generated EBITDA, as defined, of $6.0 million and $18.8 million, compared to $5.8 million and $17.4 million of EBITDA in 1999. SFHI's principal uses of cash from operations are interest payments on indebtedness, capital expenditures to maintain the facility, and charges for management fees payable to the Company. In both nine month periods, Santa Fe incurred no rent expense. In the fiscal 2000 three and nine month periods, the Santa Fe reported approximately $800,000 and $2.4 million in management fees payable to the Company compared to $300,000 and $1.0 million in the fiscal 1999 three and nine
month periods.   In July 1999, Santa Fe and the Company formalized the terms under which the Company provides management services to Santa Fe by entering into a management agreement which provides for an annual base fee and an incentive fee, based on achievement of specified levels of operating results, not to exceed $2.9 million in the aggregate, annually. In the fiscal 2000 three and nine month periods, Santa Fe incurred non-operating charges of $100,000 and $300,000 in connection with legal proceedings involving SFHI's former investment in a minority owned business compared to $900,000 in both the three and nine months 1999 periods. Interest expense in fiscal 2000 is expected to be approximately the same as expended in fiscal 1999. Capital expenditures to maintain the facility are expected to be approximately $900,000 in fiscal 2000 compared to approximately $4.2 million in fiscal 1999.

Management believes that, based on operations for the three and nine months ended June 30, 2000, SFHI will have sufficient cash resources to meet its operating requirements through the twelve month period ending June 30, 2001, although no assurance can be given to that effect. The Company expects to repay the $121.1 million of outstanding SFHI indebtedness, including $14 million principal amount of 9 1/2% Notes, substantially all of which matures in December 2000, upon closing on the SFHI Asset Sale, which is expected to occur on or before November 15, 2000. The 9 1/2% Notes are in default and the holders may demand payment at any time. See Liquidity discussion above for a discussion of refinancing requirements, in the event the SFHI Asset Sale does not close.

SLVC - At June 30, 2000, approximately $500,000 of the Company's cash and cash
----
equivalents was held by SLVC.

In July and August 2000, SLVC borrowed an additional $6.5 million under the terms of the SLVC Notes, the proceeds of which were used by the Company to fund the retirement of 13 1/2% Notes. In connection with the payoff of 13 1/2% Notes, the holders of SLVC Notes released its lien in $17.6 million principal amount of 13 1/2% Notes pledged as collateral in substitution for a pledge of the stock of SFHI and PFC. The Company has also agreed to seek approval of the Nevada gaming authorities for the pledge for the benefit of the holders of the SLVC Notes of the capital stock of PHI. The released 13 1/2% Notes were contributed to PFC for retirement.

SLVC's primary source of cash is interest income on $33.1 million principal amount of 11% Notes. SLVC's principal use of cash is to satisfy principal and interest obligations on the SLVC Notes. SLVC owns a 27-acre parcel of real estate on Las Vegas Boulevard South, which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs.

The SLVC Notes mature in December 2000. The Company expects to repay the SLVC Notes with the proceeds from the SFHI Asset Sale (described above) which is expected to occur on or before November 15, 2000. In the event the SFHI Asset Sale does not close, SLVC will be required to arrange alternative financing to repay the SLVC Notes. The Company has no arrangements for any such refinancings, and no assurance can be given that SLVC will successfully make such arrangements. See Liquidity discussion above for a discussion of refinancing requirements, in the event the SFHI Asset Sale does not close.

PHI - At June 30, 2000 approximately $6.6 million of the Company's current
----
assets, including approximately $4.8 million of cash and cash equivalents, was held by PHI.

In August 2000, PHI borrowed from the Buyer $36.0 million under the terms of the credit agreement entered into in connection with the agreement for the SFHI Asset Sale with the Buyer of substantially all the assets of SFHI and used the proceeds of the borrowing, together with $5.0 million in additional borrowings under the SLVC Notes and $2.0 million of existing working capital, as well as the retirement of $17.6 million principal amount of 13 1/2% Notes owned by SLVC and pledged under the SLVC Note Agreement, to retire all outstanding 13 1/2% Notes. The outstanding balance of principal and accrued but unpaid interest on the 13 1/2% Notes as of June 30, 2000, is reported as Liabilities subject to compromise in the Consolidated Condensed Balance Sheet.

Results of operations at the Pioneer for the three and nine months ended June 30, 2000 generated EBITDA, as defined, of $2.5 million and $7.9 million, compared to $2.1 million and $6.9 million of EBITDA in 1999, respectively.
PHI's principal uses of cash are for operating lease payments, management fees to the Company, interest payments on indebtedness, reorganization expenses and capital expenditures to maintain the facility. Pioneer incurred management fees to the Company of $250,000 and $750,000 in the three and nine months ended June 30, 2000, compared to $250,000 and $800,000 in three and nine months ended June 30, 1999, respectively. In March 1999, the Pioneer and the Company entered into a management agreement which as of January 2000, provides for a base fee and an incentive fee, based on the Pioneer achieving specified levels of operating results, not to exceed $1.0 million in the aggregate annually. Pioneer reported rent expense of approximately $200,000 and $550,000 in the three and nine months ended June 30, 2000 and June 30, 1999. PHI incurred reorganization expenses of $1.2 million and $2.6 million in the three and nine month periods ended June 30, 2000, compared to $1.0 million and $1.4 million for the three and nine month periods ended June 30, 1999. Capital expenditures to maintain the facility in fiscal 2000 are expected to be approximately the same as in fiscal 1999 of approximately $1.1 million.

Management believes that, based on operations for the three and nine months ended June 30, 2000, PHI will have sufficient cash and available resources to meet its operating requirements through the twelve months ending June 30, 2001, although no assurance can be given to that effect.

Preferred Stock
---------------

The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock for subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company has accrued the semi-annual preferred stock dividends due in fiscal years 2000, 1999, 1998 and 1997. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders, voting as a separate class, were first entitled to elect two directors at the annual meeting held in May 1999. In April 2000, the dividend rate increased to 12.5% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%. At June 30, 2000, the aggregate liquidation preference of the Preferred Stock was $25,847,472, or $2.92 per share.

Related Parties
---------------

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

In June 2000, the Company entered into an unsecured note for $1.5 million, with Paul W. Lowden, Chairman and President of the Company which bears interest at the rate of 12% per annum. The unsecured note is due on the earlier of the closing of the sale of substantially all the assets of SFHI or December 15, 2000. The proceeds from the note together with available working capital, were used to make a $3.0 million principal payment due June 20, 2000 on the SLVC Notes.

In June 2000, in connection with the SFHI Asset Sale, Paul W. Lowden and members of the family of Paul W. Lowden, majority stockholder of the Company, agreed to a three year non-compete agreement, subject to the consummation of the SFHI Asset Sale transaction.

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

                        Item 3 -  Market Risk Disclosure

The Company has debt instruments with interest rates which fluctuate based on certain indexes. The Company believes that the market risk arising from these financial instruments is not material.

                          SANTA FE GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


     Modified Joint Plan
     --------------------

     On February 7, 2000 the Debtors filed a proposed Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). The Bankruptcy Court approved for solicitation the Disclosure Statement accompanying the Modified Joint Plan at a hearing on March 24, 2000. On April 7, 2000, the Debtors filed a motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). At a hearing on April 27, 2000, the Bankruptcy Court approved the motion to amend the Modified Joint Plan. On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan. The Restated Modified Joint Plan provides that the Debtors' creditors, including holders of Pioneer Finance Corp.'s 13 1/2% First Mortgage Notes (the "13 1/2 Notes"), will be paid in full on or before August 31, 2000.

     In August 2000, PHI borrowed from the Buyer $36.0 million under the terms of a credit agreement entered into in connection with the agreement for the SFHI Asset Sale with the Buyer of substantially all the assets of SFHI and used the proceeds of the borrowings, together with $5.0 million in additional borrowings under the SLVC Notes and $2.0 million of existing working capital, as well as the retirement of $17.6 million principal amount of 13 1/2% Notes owned by SLVC and pledged under the SLVC Note Agreement, to retire all outstanding 13 1/2% Notes. The outstanding balance of principal and accrued but unpaid interest on the 13 1/2 % Notes as of June 30, 2000 is reported as Liabilities subject to compromise in the Consolidated Condensed Balance Sheet.

     In August 2000, Hudson Bay Partners L.P. ("HBP") filed an application for order authorizing and directing the allowance of and payment of the administrative expense claims of HBP aggregating $1.1 million under section 503(b) of Title 11 of the United States Code. The Company intends to file a response in opposition to the application.

     Guarantor Litigation - GMS

     In January 2000, SLVC and PHI acquired approximately $6.5 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest for approximately $7.9 million from the GMS Group. In connection with the purchase, the GMS Group agreed to dismiss without prejudice its legal action in the state of New York against the Company, in which GMS was seeking to recover amounts it claims are past due on the Company's guaranty of the 13 1/2% Notes. This action since has been dismissed with prejudice.

     Guarantor Litigation - Chelonian Corp

     The Company is the defendant in a pending action titled Chelonian Corp v. The Santa Fe Gaming Corp., No 00 Civ. 4122. This action was instituted on or about May 4, 2000 by means of a motion for summary judgement in lieu of complaint filed in the Supreme Court for the State of New York, County of New York. Chelonian alleges that it holds 13 1/2% Notes in the principal amount of

     $5,106,000 and that the Company is in default on its guarantee of such 13 1/2% Notes. The action seeks to recover the amounts Chelonian Corp. claims are past due on such 13 1/2% Notes. The Company has removed the action to the United States District Court for the Southern District of New York and moved to dismiss this action for lack of personal jurisdiction or alternatively to transfer the case to the District of Nevada. That motion remains pending.

     Guarantor Litigation - High River Limited Partnership

     The Company is the defendant in a pending action titled High River Limited Partnership vs. Santa Fe Gaming Corporation, No 00 Civ. 4459. Plaintiff instituted the action on or about May 17, 2000 in the Supreme Court for the State of New York, County of New York by filing a complaint. The plaintiff alleges that it is the holder of approximately $9 million in 13 1/2% Notes, a portion of which are subject to consents given in connection with PFC's Consent Solicitation in the fall of 1998, under which the consenting holders agreed, among other things, to forbear from exercising remedies under the Company's guaranty of the 13 1/2% Notes until December 2000. Plaintiff seeks a declaratory judgement that it is entitled for various reasons to enforce immediately the Company's guaranty of the PFC 13 1/2% Notes notwithstanding the consents. Plaintiff currently asserts no claim for damages. The Company removed the action to the United States District Court for the Southern District of New York and has moved to dismiss the action for lack of personal jurisdiction, or alternatively, to transfer the case to the District of Nevada. That motion remains pending.

Item 2 - Changes in Securities

     None

Item 3 - Defaults Upon Senior Securities

     PFC has $53.5 million of principal and approximately $9.6 million accrued interest due on the 13 1/2% Notes as of June 30, 2000, which is presented net of $16.9 million principal and $3.0 million accrued interest owned by affiliates as Liabilities subject to compromise in the Consolidated Condensed Balance Sheet contained elsewhere herein. See "Legal Proceedings".

     Pursuant to the terms of the $14 million principal amount of 9 1/2% Notes due 2000 (the "9 1/2% Notes") which SFHI issued, certain events related to the non-payment by PFC of the 13 1/2% Notes at maturity, created events of default under the 9 1/2% Notes. The holders of the 9 1/2% Notes have not accelerated the 9 1/2% Notes, although no assurance can be given that the 9 1/2% Notes will not be accelerated. The Company expects to repay in full all its outstanding indebtedness, including the 9 1/2% Notes, with proceeds from the SFHI Asset Sale. If the SFHI Asset Sale were not to close, the Company would be required to explore refinancing alternatives for the 9 1/2% Notes. If the holders of the 9 1/2% Notes accelerate the payment of the 9 1/2% Notes, a default would occur under the 11% Notes which would permit the 11% Notes to accelerate.

     If the 9 1/2% Notes or the 11% Notes were to be accelerated and the Company is unable to refinance the indebtedness or sell all or a portion of its assets and realize sufficient proceeds to satisfy the debt, it is likely that SFHI and the Company will file for relief under Chapter 11 of the Bankruptcy Code.

     If the Company were to file for relief under Chapter 11 of the Bankruptcy Code or if an order for relief is entered in the Company's involuntary bankruptcy case, an event of default would occur under the 11% Notes Indenture and the agreement under which the SLVC Notes were issued, resulting in automatic acceleration of the 11% Notes, and the SLVC Notes.

     Preferred Stock
     ---------------

     The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. The Company is a party to financing arrangements that restrict the Company's ability to exchange the preferred stock for subordinated notes commencing in September 1998 and to declare and pay dividends or make distributions with respect to the Company's capital stock, which currently prohibit the payment of cash dividends on the preferred stock. The Company has accrued the semi-annual preferred stock dividends due in fiscal years 2000, 1999, 1998 and 1997. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders, voting as a separate class, were first entitled to elect two directors at the annual meeting held in May 1999. In April 2000, the dividend rate increased to 12.5% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%. At June 30, 2000, the aggregate liquidation preference of the Preferred Stock was $25,847,472, or $2.92 per shares, which includes $6,894,239 of accrued and unpaid dividends.

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

  10.76 Shareholders Agreement dated as of June 12, 2000 among Station Casinos, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden.

     27  Financial Data Schedules

Reports

     The Registrant filed a Current Report on Form 8-K dated June 12, 2000, under Item 5. Other Events reporting certain information relating to the sale of substantially all of the assets of Santa Fe Hotel Inc.

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

Dated: August 14, 2000