Form 10-K405
period 2000-09-30
SANTA FE GAMING CORP
filed 2000-12-28
CIK 812482

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended September 30, 2000   or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number:  1-9481

                          SANTA FE GAMING CORPORATION
                          ---------------------------
            (Exact name of registrant as specified in its Charter)

Nevada                                                                              88-0304348
----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

4336 Losee Road, Suite 9, Las Vegas, Nevada                                            89030
-----------------------------------------------------------------------------------------------------------
(Address of principal Executive Office)                                             (Zip Code)

Registrant's telephone number, including area code:  (702) 658-4300

          Securities registered pursuant to Section 12(b) of the Act:

                                     None
                                     ----

          Securities registered pursuant to Section 12(g) of the Act:

Title of each class:
--------------------
Common Stock, par value $.01 per share        Over the Counter Bulletin Board
Exchangeable Redeemable Preferred Stock        Over the Counter Bulletin Board

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  Yes   [X]       No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

        The number of shares of common stock outstanding as of December 21, 2000, was 6,203,856. The market value of the common stock held by nonaffiliates of the Registrant as of December 21, 2000, was approximately $6,613,774. The market value was computed by reference to the closing sales price of $4.25 per share of common stock on the Over the Counter Bulletin Board as of December 21, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Part III hereof incorporates by reference portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after September 30, 2000).

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                   ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                         YEAR ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                            PART I

                                                                                        Page
                                                                                        ----
Item 1.   Business.....................................................................    3
             General...................................................................    3
             Land Held for Development.................................................    5
             Nevada Regulations and Licensing..........................................    6
Item 2.   Properties...................................................................    9
Item 3.   Legal Proceedings............................................................    9
Item 4.   Submission of Matters to a Vote of Security Holder...........................   13

                                           PART II

Item 5.   Market for the Registrant's Common Stock and Related
             Security Holders Matters..................................................   14
Item 6.   Selected Financial Data......................................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................   16
Item 8.   Financial Statements and Supplementary Data..................................   27
Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure......................................................   55

                                          PART III

Item 10.  Directors and Executive Officers of the Registrant...........................   55
Item 11.  Executive Compensation.......................................................   55
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............   55
Item 13.  Certain Relationships and Related Transactions...............................   55

                                          PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   55

                                    PART I
Item 1.  Business
         --------

                                    General

     Santa Fe Gaming Corporation, (the "Company" or "Santa Fe Gaming"), is a publicly traded Nevada corporation. The Company's primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. ("PHI"), which operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the "Strip") and at the corner of Rainbow and Lone Mountain Road in Las Vegas, Nevada.

     Until October 2, 2000, the Company, through its wholly-owned subsidiary Santa Fe Hotel Inc. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets including Santa Fe for $205 million ("SFHI Asset Sale"). The Company will record in the consolidated financial statements a pre-tax gain on the SFHI Asset Sale of approximately $140.0 million in the quarter ending December 31, 2000. In connection with the sale, the Company, Paul
W. Lowden, majority stockholder of the Company, and members of the family of Paul W. Lowden, entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe. The Company and SFHI granted to the buyer a three-year option to purchase for $5.0 million the approximately 20-acre parcel of undeveloped real property located at the corner of Rainbow and Lone Mountain Road. In addition, included in the SFHI ASSET Sale was the Company trademark and the Company has until June 2001 to change its name.

     In November 1999, Sahara Las Vegas Corp., an indirect wholly-owned subsidiary of the Company ("SLVC"), sold real property located in Henderson, Nevada for $37.2 million. The Company recorded a pre-tax gain in the sale of approximately $12.1 million in the quarter ended December 31, 1999. In connection with the sale, the Company, SLVC, SFHI, Paul W. Lowden and members of the family of Paul W. Lowden entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson area.

     The principal executive office of the Company is located at 4336 Losee Road #9, North Las Vegas, Nevada 89030 and the telephone number is (702) 658-4300.


                          Hotel and Casino Operations

     The Company's primary business operations are in the gaming industry and subsequent to October 2, 2000, are conducted at the Pioneer in Laughlin, Nevada. During fiscal year 2000, the Company also conducted operations at the Santa Fe in Las Vegas, Nevada.

                        Description of the Hotel-Casino

     The Pioneer, built in 1982, features a classical western architecture style, and is located in Laughlin, Nevada, an unincorporated town on the Colorado River bordering Arizona. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6 1/2 acres of the 12 acres are subject to a 99-year ground lease (the "Pioneer Ground Lease") which, by its terms, is scheduled to terminate in December 2078. The leased land lies between and separates the remaining two parcels of land that are held in fee. The Pioneer is comprised of four buildings. One of the three motel buildings together with a portion of both the Pioneer's casino building and a second motel building are located on land subject to the Pioneer Ground Lease. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. The first floor includes the casino, two bars, snack bar and gift shop, as well as a twenty-four hour restaurant, kitchen, smoke shop, special events area, restrooms and storage areas. A partial second floor houses a gourmet restaurant, administrative offices and banquet rooms. The three motel buildings were built in 1984 and comprise approximately 66,000, 54,000 and 30,000 square feet, respectively. A total of 417 motel rooms are housed in the three buildings and improvements include a swimming pool and spa.

Revenues

     The primary source of revenues to the Company's hotel-casino is gaming, which represented 77.5%, 78.7% and 81.0% in 2000, 1999, and 1998, respectively,
of total revenues in the respective fiscal years.   The Pioneer contributed
approximately 35.6%, 35.9%, and 37.5% in fiscal 2000, 1999 and 1998, respectively to total gaming revenues. As of September 30, 2000 the Pioneer had 882 slot machines, 11 blackjack tables ("21"), 2 craps tables, one roulette wheel, and three other gaming tables. In addition, the Pioneer offers keno.

     The Pioneer targets primarily (i) mature, out-of-town customers residing in Central Arizona and Southern California, (ii) retirees who reside in the Northeast and Midwest United States and Canada, and travel to the Southwest United States during the winter months and (iii) local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rate at the Pioneer was 74.3%, 69.2%, and 76.9% respectively, in fiscal years 2000, 1999, and 1998.

     The Pioneer attempts to attract and retain customers by offering slot and video poker machine payouts that compare favorably to the competition. A visible means used by the Pioneer to accomplish this marketing program is to offer what management believes to be the largest number of quarter video poker machines with pay tables that have a theoretical pay out percentage of 99.97% or better. The Pioneer periodically sponsors detailed product research of its competitors to categorize the number and type of video poker games by payouts and monitors changes in game products to assist it in developing a sustainable competitive advantage over competing properties.

     The Pioneer has organized a program it calls the "Round-Up Club" established to encourage repeat business from frequent and active slot customers. A member of the Round-Up Club accumulates points in the member's account for play on a slot machine that can be redeemed for free gifts, food and beverages and cheques redeemable for cash. Pioneer management also uses the Round-Up Club membership list for direct mail marketing.

Management and Personnel

     At September 30, 2000, the Company employed 11 executive and administrative personnel, the Pioneer employed 739 persons, and the Santa Fe employed 1,023 persons.

Competition

     In addition to competing with the hotel-casinos in Laughlin, the Pioneer also competes with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line. The growth of Native American casinos in Laughlin's central Arizona and southern California feeder markets has had a negative impact on Laughlin hotel-casinos, including the Pioneer, by drawing visitors away from the Laughlin market.

     On August 28, 1998 the California General Assembly, Senate and Governor approved legislation authorizing gaming operations on tribal lands pursuant to a form of compact. Prior to this date, such gaming operations were illegal in California. The Governor, with the approval of the legislature, entered into compacts with 59 California tribes that would allow the tribes to operate casino slot machines, banked card games, and lotteries, with an option to enter into a separate off-track betting compact. The compacts were contingent on the passage of a constitutional amendment included on the March 2000 ballet, which was approved by California voters. The compacts allow the tribes to operate as many as 115,000 slot machines in addition to banked card games and lotteries. Management believes that Native American casinos and the development by Native Americans and others of casino properties similar to those in Las Vegas in areas close to Nevada, particularly California and Arizona, could have a material adverse effect on the Company's business and results of operation.

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

     The Company owns, through SFHI, an approximately 20-acre parcel of real property located next to the Santa Fe at the intersection of Rainbow and Lone Mountain Road, which it may use for possible future development. The Company and SFHI have granted an option to purchase the property for $5.0 million through October 2003.

     Any future development of these properties is subject to, among other things, the Company's ability to obtain necessary financing. No assurance can be given that the Company will obtain development financing or develop successfully the properties.

See Item 2. "Properties" for further discussion of properties.


                       Nevada Regulations and Licensing

     The Company and PHI (collectively, the "Santa Fe Group") are subject to extensive state and local regulation by the Nevada Gaming Commission (the "Commission"), Nevada Gaming Control Board (the "Board") and in the case of PHI, the Clark County Liquor and Gaming Licensing Board (collectively the "Nevada Gaming Authorities").

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

     Licensing and Registration.  PHI holds Nevada State gaming licenses to
     --------------------------
operate the Pioneer. The Company has been approved by the Nevada Gaming Authorities to own, directly or indirectly, a beneficial interest in PHI.

     The licenses held by members of the Santa Fe Group are not transferable. Each issuing agency may at any time revoke, suspend, condition, limit or restrict licenses or approvals to own a beneficial interest in PHI for any cause deemed reasonable by such agency. Any failure to retain a valid license or approval would have a material adverse effect on all members of the Santa Fe Group.

     If it is determined that PHI or, when applicable, new members of the Santa Fe Group, have violated the Nevada laws or regulations relating to gaming, PHI or, when applicable, new members of the Santa Fe Group, could, under certain circumstances, be fined and the licenses of PHI or, when applicable, new members of the Santa Fe Group, could also be limited, conditioned, revoked or suspended. A violation under any of the licenses held by the Company, or PHI or, when applicable, new members of the Santa Fe Group, may be deemed a violation of all the other licenses held by the Company and PHI or, when applicable, new members of the Santa Fe Group. If the Commission does petition for a supervisor to manage the affected casino and hotel facilities, the suspended or former licensees shall not receive any earnings of the gaming establishment until approved by the court, and after deductions for the costs of the supervisor's operation and expenses and amounts necessary to establish a reserve fund to facilitate continued operation in light of any pending litigation, disputed claims, taxes, fees and other contingencies known to the supervisor which may require payment. The supervisor is authorized to offer the gaming establishment for sale if requested by the suspended or former licensee, or without such a request after six months after the date the license was suspended, revoked or not renewed.

     Individual Licensing.  Stockholders, directors, officers and certain key
     --------------------
employees of corporate gaming licensees must be licensed by the Nevada Gaming Authorities. An application for licensing of an individual may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to Nevada Gaming Authorities. In addition to its authority to deny an application for an individual license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. If the Nevada Gaming Authorities were to find any such person unsuitable for licensing or unsuitable to continue to have a relationship with a corporate licensee, such licensee would have to suspend, dismiss and sever all relationships with such person. Such corporate licensee would have similar obligations with regard to any person who refuses to file appropriate applications, who is denied licensing following the filing of an application or whose license is revoked. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

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

     Financial Responsibility.  The Company and PHI are required to submit
     ------------------------
detailed financial and operating reports to the Nevada Gaming Authorities. Substantially all loans, leases, sales of securities and other financial transactions entered into by the Company or PHI must be reported to and, in some cases, approved by the Nevada Gaming Authorities.

     Certain Transactions.  None of the Santa Fe Group may make a public
     --------------------
offering of its securities without the approval of the Commission if the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, will not constitute a recommendation or approval of the investment merits of the securities offered. Any public offering requires the approval of the Commission.

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

     Miscellaneous.  The Company and its Nevada-based affiliates, including
     -------------
subsidiaries, may engage in gaming activities outside the State of Nevada without seeking the approval of the Authorities provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Board on a periodic basis. The Company and its Nevada-based affiliates may be disciplined by the Commission if any of them violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who had been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

Item 2.  Properties
         ----------

     The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. Approximately 6 1/2 acres of the 12-acre Pioneer site is leased from an unaffiliated third party. See Item 1. "Business Description of the Hotel-Casinos" for more detailed information regarding the Pioneer.

     The Company owns approximately 27 acres of real property located on the Strip. The property is subject to a ground lease, which the Company may terminate at any time. The Company has guaranteed payments of a loan owed to the prior owner of the property by the tenant ("tenant loan") and has agreed to pay the tenant loan in full in certain situations, including in the event the lease is terminated for any reason prior to its scheduled termination date of 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $3.5 million as of September 30, 2000.

     SFHI owns the approximate 20-acre parcel of undeveloped real property
located on the corner of Rainbow and Lone Mountain Road.   The Company and SFHI
have granted an option to purchase the property for $5.0 million through October 2003.

Item 3.  Legal Proceedings
         ------------------

PHI and Pioneer Finance Corp. Bankruptcy Proceedings

     On February 23, 1999 Pioneer Finance Corp ("PFC") an indirect wholly owned subsidiary of the Company, voluntarily commenced a Chapter 11 proceeding in the United States District Court of Nevada. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceedings to facilitate the reorganization of PFC's 13 1/2% First Mortgage Notes due December 1998 ("13 1/2% Notes"). On February 7, 2000 PHI (together with PFC the "Debtor's") filed their Fifth Amended Plan of Reorganization ("Modified Joint Plan") and Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization. On April 7, 2000, the Debtors filed their motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan. The Restated Modified Joint Plan provided that the Debtors' creditors, including holders of PFC's 13 1/2% Notes, be paid in full on or before August 31, 2000.

     In August 2000, PHI borrowed $36.0 million under the terms of the credit agreement entered into in connection with the agreement for the SFHI Asset Sale and used the proceeds of the borrowing, together with $5.0 million in additional borrowings under a financing facility at SLVC and $2.0 million of existing working capital, as well as the retirement of $17.6 million principal amount of 13 1/2% Notes owned by SLVC, to retire all outstanding 13 1/2% Notes. On September 26, 2000, the Bankruptcy Court closed the debtors' cases.

   In August 2000, Hudson Bay Partners, L.P. ("HBP"), filed an application for Order authorizing and directing the allowance of and payment of the administrative expense claims of HBP aggregating $1.1 million under section 503
(b) of Title 11 of the United States Code. The Company filed a response in opposition to the application. In December 2000, the Bankruptcy Court denied summary judgement motion filed by the Company and scheduled trial on this matter for April 2001.

Guarantor Litigation - Chelonian Corp.

     The Company was the defendant in an action titled Chelonian Corp. ("Chelonian") v. the Santa Fe Gaming Corp., No 00 Civ. 4122. This action was instituted on or about May 4, 2000 by means of a motion for summary judgement in lieu of complaint filed in the Supreme Court for the State of New York, County of New York. Chelonian alleged that it held 13 1/2% Notes in the principal amount of $5,106,000 and that the Company was in default on its guarantee of such 13 1/2% Notes. The action sought to recover the amounts Chelonian Corp. claimed were past due on such 13 1/2% Notes. The Company removed the action to the United States District Court for the Southern District of New York and moved to dismiss this action for lack of personal jurisdiction or alternatively, to transfer the case to the District of Nevada. Before the court acted on the motion, Chelonian's 13 1/2% Notes were paid pursuant to the Restated Modified Joint Plan and the action thereafter was voluntarily dismissed with prejudice.

Guarantor Litigation - High River Limited Partnership

     The Company was the defendant in an action titled High River Limited Partnership vs. Santa Fe Gaming Corporation, No 00 Civ. 4459. Plaintiff instituted the action on or about May 17, 2000 in the Supreme Court for the State of New York, County of New York by filing a complaint. The plaintiff alleged that it was the holder of approximately $9 million in 13 1/2% Notes, a portion of which was subject to consents given in the fall of 1998, under which the consenting holders agreed, among other things, to forbear from exercising remedies under the Company's guaranty of the 13 1/2% Notes until December 2000. Plaintiff sought a declaratory judgement that it was entitled for various reasons to enforce immediately the Company's guaranty of the 13 1/2% Notes notwithstanding the consents. The Company removed the action to the United States District Court for the Southern District of New York and moved to dismiss the action for lack of personal jurisdiction, or alternatively, to transfer the case to the District of Nevada. Before the court acted on the motion, plaintiff's 13 1/2% Notes were paid pursuant to the Restated Modified Joint Plan and the action thereafter was voluntarily dismissed with prejudice.

Guarantee Litigation -  Hudson Bay

    The Company is the plaintiff in an action titled Santa Fe Gaming Corp. v. Hudson Bay Partners, L.P., et al., CV-S-99-00298-KJD (LRL). This action was instituted on March 11, 1999 in the United States District Court for the District of Nevada. The defendants are HBP, and David H. Lesser. The complaint includes causes of action for violation of Section 13(d) of the Securities and Exchange Act of 1934, breach of contract, fraud, violation of Nevada's Uniform Trade Secrets Act, and intentional interference with prospective economic advantage. The Company alleges that the defendants failed to comply with the requirements of Section 13(d) in connection with their purchases of the Company's preferred stock, and that defendants wrongfully obtained and used confidential and proprietary information. The Company has been advised that HBP owns approximately 3.5 million shares or 38.9% of the Company's outstanding Preferred Stock.

     The Company seeks all appropriate injunctive relief in connection with its
Section 13(d) claim, specific performance and consequential and compensatory damages in connection with its breach of contract claim, compensatory and punitive damages in connection with its fraud and intentional interference with prospective economic advantage claims, and injunctive relief and punitive damages in connection with its claim under Nevada's Uniform Trade Secrets Act, as well as any other appropriate relief. On April 30, 1999, the court denied the Company's motion for preliminary injunction with respect to the 13(d) claim.

     On or about June 18, 1999, defendant HBP, alleging that it held approximately $4.7 million of the 13 1/2% Notes, filed a counterclaim against the Company in which it alleged that the Company was in default on its guarantee of the 13 1/2% Notes and sought to recover the amounts it claimed are past due on the 13 1/2% Notes. On or about July 19, 1999, HBP filed a motion for summary judgment on its counterclaim and a request to have that judgment entered, which the Company has opposed. Following HBP's sale of all of the 13 1/2 % Notes it held, on or about June 9, 2000, the Company moved for summary judgment on HBP's counterclaim on the ground that HBP no longer had standing to enforce the Company's guarantee. After the Company filed this motion, HBP agreed to dismiss its counterclaim, and the court therefore denied as moot both HBP's and the Company's motions for summary judgment on HBP's counterclaim.

     Also on or about June 9, 2000, HBP filed a motion for summary judgment on all of the claims asserted by the Company. The Company opposed this motion, which was fully briefed on or about July 10, 2000. No hearing date has been set on the motion. No trial date has been set in the action. Although the period for discovery has expired, the parties will, by agreement, conduct a limited amount of additional discovery.

     On or about July 25, 2000, the Company filed a motion to substitute itself as plaintiff in the action titled Station Casino, Inc. v. David Lesser and Hudson Bay Partners, L.P., et al., CV-S-99-00416 LDG (LRL), now pending in the United States District Court for the District of Nevada. This action involves claims by Station Casino, Inc. ("Station") against David Lesser and HBP for breach on contract, breach of implied contract, misappropriation of trade secrets in violation of Nevada's Uniform Trade Secrets Act, and intentional interference with prospective economic return advantage. These claims arise from the same events underlying the Company's action against HBP and David Lesser. The Company seeks substitution pursuant to a written agreement in which Station assigned to the Company all of Station's claims in its action against David Lesser and HBP. David Lesser and HBP have filed pleadings opposing the motion. No hearing date has been set on the motion, and no trial date has been set in the action.

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

     On December 7, 1999, the Court issued its Orders on the summary judgment motions filed by the parties. The Court partially granted the Company's motion for summary judgment to some of the claims disputed by Miller in his cross-complaint, but left some issues to be decided for trial. The Court also denied Miller, et al's motion for summary judgment dismissing the Company's remaining claims. However, the Court granted one of the Miller defendants' motion for summary judgment, in effect, precluding one of the claims made by the Company from being raised at trial. Thereafter the Company filed a Motion for Reconsideration of the ruling which was granted by the Court. The trial of this matter is now set to commence in the U.S. District in Las Vegas, Nevada on April 16, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000.

                                    PART II

Item 5.  Market for the Registrant's  Common Stock and Related Security Holders
         ----------------------------------------------------------------------
Matters
-------

     The Company's Common Stock is traded on the Over the Counter Bulletin Board (the "OTCBB") under the symbol "SGMG". Prior to April 1999, the Company's Common Stock was listed on the American Stock Exchange (the "AMEX").

     The closing sales price of the Common Stock on December 21, 2000, as reported by the OTCBB was $4.25 per share. The tables below set forth the high and low closing sales prices by quarter for the fiscal years ended September 30, 2000 and 1999 for the Common Stock, as reported by the OTCBB for fiscal year 2000 and for the third and fourth quarter 1999 and by the AMEX for the first and second quarter of fiscal year 1999.

Fiscal 2000                      First Quarter    Second Quarter  Third Quarter   Fourth Quarter
------------------------------------------------------------------------------------------------
High                                  $1.00           $1.03           $3.63           $4.80
Low                                   $0.38           $0.50           $0.56           $3.03

Fiscal 1999                      First Quarter    Second Quarter  Third Quarter   Fourth Quarter
------------------------------------------------------------------------------------------------
High                                  $0.94           $1.00           $1.23           $0.94
Low                                   $0.31           $0.31           $0.25           $0.63


     The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 814 common stockholders of record as of December 21, 2000.

Item 6.   Selected Financial Data
          -----------------------

     The table below sets forth a summary of selected financial data of the Company for the years ended September 30 (dollars in thousands, except per share amounts):

                                          2000         1999         1998         1997         1996
                                        --------     --------     --------     --------     --------
Total Revenues, net (1)                 $131,067     $125,607     $112,849     $104,989     $148,432

Net Income (Loss)
     Before Extraordinary Items,
     net of Taxes                       $ 13,248     $(17,775)    $(62,343)    $(13,713)    $  9,739
  Per Common Share                      $   2.14     $  (2.87)    $ (10.06)    $  (2.21)    $   1.57

Net Income (Loss)(2)                    $ 12,802     $(19,908)    $(63,859)    $(13,133)    $ 16,160
  Per Common Share                      $   2.07     $  (3.21)    $ (10.31)    $  (2.12)    $   2.61

Total Assets                            $145,596     $178,025     $192,166     $216,296     $228,656

Long-Term Debt
  less current portion                  $    350     $177,047     $213,147     $170,538     $167,687
Redeemable
  Preferred Stock(3)                    $ 26,440     $ 24,118     $ 21,986     $ 20,469     $ 18,953

________________________________________________________________________________
(1) Total revenues, net for the fiscal year periods 1996 through 2000 represents primarily operations at the Santa Fe and Pioneer. Fiscal 1996 includes a $40.8 million gain relating to the sale of substantially all of the assets of the Sahara Hotel and Casino in October 1995.
(2) Fiscal 2000 results include a $12.1 million gain relating to the sale of real property, among other items, located in Henderson, Nevada, a $1.9 million extraordinary gain, net of tax, on the retirement of debt, and a $11.0 million tax benefit related to the release of a valuation reserve. Results for fiscal 1998 include a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(3) The Company declared and issued paid in kind dividends on its Exchangeable Redeemable 8% Preferred Stock during fiscal years 1996, 1995 and 1994. The Company has not declared dividends on its preferred stock since fiscal 1996. The accrued dividends of approximately $2.3 million and $2.1 million for fiscal 2000 and 1999, respectively, and $1.5 million for each of fiscal 1998 and 1997 have been recorded as an increase to the preferred stock account.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations - Fiscal 2000 Compared to Fiscal 1999
-----------------------------------------------------------

Consolidated

     Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2000 were $131.1 million, a $5.5 million, or 4.3%, increase from $125.6 million for the same period in fiscal 1999. Revenues increased by $4.3 million at the Santa Fe Hotel and Casino (the "Santa Fe") and $1.1 million at the Pioneer Hotel and Gambling Hall (the "Pioneer").

     In fiscal 2000, 77.5% of the Company's net revenues was derived from casino operations, 17.3% from food and beverage operations, 4.6% from hotel operations and 11.0% from other operations such as bowling, ice skating and retail outlets ("other revenues"), less promotional allowances of 10.4%. The Company's business strategy emphasizes slot and video poker machine play. For fiscal 2000, approximately 87.5% of gaming revenues was derived from slot and video poker machines, while 7.8% of such revenues was from table games and 4.7% was from other gaming activities such as the race and sports book, poker, bingo and keno.

     Operating Expenses. Total operating expenses increased $1.8 million, or 1.6%, to $115.8 million for the year ended September 30, 2000 from $114.0 million in the year ended September 30, 1999, excluding reorganization expenses relating to the Pioneer Hotel Inc ("PHI") and Pioneer Financial Corp ("PFC") bankruptcy proceedings of $3.4 million in fiscal 2000 and $2.4 million in fiscal 1999 (see Pioneer discussion below). Total operating expenses, excluding PHI and PFC reorganization expenses, as a percentage of revenue decreased to 88.4% in the year ended September 30, 2000 from 90.8% in the year ended September 30, 1999. Operating expenses increased by $4.5 million or 6.5% at the Santa Fe and, excluding reorganization expenses, increased by $200,000 or 0.5% at the Pioneer. Operating expenses of Sahara Las Vegas Corp. ("SLVC") decreased by $2.1 million, attributable to loan issue costs being fully amortized by December 1999. In the current year, Santa Fe Gaming Corporation (the "Company") recorded a $1.2 million charge in utilities and property expenses and other expenses primarily to reserve the carrying value of miscellaneous assets owned by the Company.

     Operating Income. Consolidated operating income for the year ended September 30, 2000 was $15.3 million, a $3.7 million, or 31.4%, increase from $11.6 million for the same period in fiscal 1999, excluding the reorganization expenses of $3.4 million in fiscal 2000 and $2.4 million in fiscal 1999 discussed above. Operating income decreased by $200,000 at the Santa Fe and increased by $900,000 at the Pioneer, excluding reorganization expenses, and $2.2 million at SLVC.

     Interest Expense. Consolidated interest expense for the year ended September 30, 2000 was $22.2 million, a $3.7 million decrease compared to $25.9 million in fiscal 1999. Interest expense of SLVC decreased by $2.1 million in the 2000 period primarily due to the purchase of 13 1/2% Notes. Interest expense decreased by $1.4 million at the Pioneer due to the repayment of the 13 1/2% Notes during the 2000 period and by $200,000 at the Santa Fe.

     Gain on Sale of Assets. The Company recorded a $12.1 million gain on the sale of real property in Henderson, Nevada and related agreements in the 2000 fiscal year.

     Other Expenses. During fiscal year 2000, the Company reported a charge to earnings of approximately $350,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated. During the quarters ended December 31, 1998 and September 30, 1999, the Company reported charges to earnings of approximately $530,000 and $510,000 associated with costs and expenses in connection with the exchange offer portion of a consent solicitation and a proposed offering of debt securities, neither of which was consummated.

     Income (Loss). Consolidated income before income tax and extraordinary item for the year ended September 30, 2000 was $1.4 million, a $19.2 million improvement compared to a net loss of $17.8 million in the prior year. Income before income tax and extraordinary item at SLVC was $11.1 million, an improvement of $16.4 million compared to a loss of $5.3 million in 1999. Loss improved by $2.3 million at the Pioneer to $4.8 million and by $200,000 at the Santa Fe to $3.8 million. Excluding reorganization costs, the Pioneer's loss improved by $3.3 million.

     Federal Income Tax Benefit. The Company recorded a valuation allowance in fiscal 1999 and 1998 to reduce the carrying value of the net deferred tax assets due to the uncertainty surrounding the utilization of the net operating losses. The valuation allowance was reversed with respect to the fiscal 2000 period due to the sale of substantially all of the assets of SFHI in October 2000 resulting in a federal income tax benefit of $11.0 million.

     Preferred Share Dividends. Dividends of approximately $2.3 million and $2.1 million for fiscal 2000 and 1999, respectively, accrued on the preferred stock. The accrued dividend rate was 11% for the period October 1, 1998 to March 31, 1999, 11.5% for the period April 1, 1999 to September 30, 1999, 12% for the period October 1, 1999 to March 31, 2000 and 12.5% for the period April 1, 2000 to September 30, 2000.

     Net Income (Loss). Consolidated net income per common share was $12.8 million, or $2.07 per common share, in the 2000 period compared to a net loss of $19.9 million, or $3.21 per common share, in the prior year period.

Pioneer

     Net Operating Revenues. Revenues at the Pioneer increased $1.1 million, or 2.5%, to $45.9 million in fiscal 2000 from $44.8 million in fiscal 1999. Management believes that 2000 results were positively impacted by an improvement in the current year in total gaming market revenues reported in Laughlin compared to prior years.

     Casino revenues increased $800,000, or 2.1%, to $36.2 million in fiscal 2000 from $35.4 million in fiscal 1999. Slot and video poker revenues increased $400,000, or 1.0%, to $31.6 million in fiscal 2000 from $31.2 million in fiscal 1999. Other gaming revenues, including table games, increased $400,000, or 1.2%, due to increased table game win partially offset by decreased keno win. Casino promotional allowances increased $400,000, or 6.7%, to $6.6 million in fiscal 2000 from $6.2 million in fiscal 1999.

     Hotel revenues increased $100,000, or 7.0%, to $2.6 million in fiscal 2000 from $2.5 million in fiscal 1999, as a rise in occupancy rate to 74.3% from 69.2% was partially offset by a 1.3% decrease in average daily room rate. Food and beverage revenues increased $100,000, or 1.2%, to $8.6 million in fiscal 2000 from $8.5 million in fiscal 1999 primarily due to an increase in the amount of complimentary food provided to customers. Other revenues increased $500,000, or 11.0%, to $5.1 million in fiscal 2000 from $4.6 million in fiscal 1999 due to increased sales in retail outlets.

     Operating Expenses. Excluding reorganization expenses relating to the PHI and PFC bankruptcy proceedings of $3.4 million in fiscal 2000 and $2.4 million in fiscal 1999, operating expenses increased $200,000, or 0.5%, to $40.8 million in fiscal 2000 from $40.6 million in fiscal 1999 and operating expenses as a percentage of revenue decreased to 88.9% in fiscal 2000 from 90.6% in fiscal 1999.

     Casino expenses increased $400,000, or 2.0%, to $18.4 million in fiscal 2000 from $18.0 million in fiscal 1999 due to an increase in promotional expenses. Casino expenses as a percentage of casino revenues remained at 50.8% in fiscal 2000. Hotel expenses decreased $100,000, or 5.6%, to $800,000 in fiscal 2000, compared to $900,000 in fiscal 1999. Food and beverage expenses decreased $100,000, or 1.2%, to $4.7 million in fiscal 2000 from $4.8 million in fiscal 1999. Food and beverage expenses as a percentage of food and beverage revenues decreased to 55.2% in fiscal 2000 from 56.6% in fiscal 1999. Other expenses increased $400,000, or 9.5% to $4.6 million for fiscal 2000 compared to $4.2 million for fiscal 1999 due to the increase in retail sales. Other expenses as a percentage of other revenues decreased to 91.3% in the 2000 period from 92.5% in the 1999 period.

     Selling, general and administrative expenses decreased $300,000, or 5.4%, to $5.5 million in fiscal 2000 from $5.8 million in fiscal 1999, primarily due to decreased professional fees. Selling, general and administrative expenses as a percentage of revenues decreased to 12.0% in fiscal 2000 from 13.0% in fiscal 1999. Utilities and property expenses increased $100,000, or 1.0%, to $4.2 million in fiscal 2000 compared to $4.1 million in fiscal 1999. Utilities and property expenses as a percentage of revenues decreased to 9.1% in fiscal 2000 from 9.2% in fiscal 1999. Depreciation and amortization expenses decreased $200,000 or 6.1% to $2.5 million in fiscal 2000 from $2.7 million in fiscal 1999. During fiscal 2000, PHI incurred approximately $3.4 million in reorganization expenses related to the restructuring of the 13 1/2% Notes as compared to $2.4 million in fiscal 1999.

     Interest Expense. Interest expense decreased $1.4 million, or 18.0%, to $6.5 million in fiscal 2000 from $7.9 million in fiscal 1999 due to the repayment of the 13 1/2% Notes during the 2000 period.

     Other Expense. During the first fiscal quarter of fiscal 1999, PHI incurred costs and expenses in connection with a consent solicitation, which included an exchange offer, relating to the 13 1/2% Notes. The exchange offer was not consummated, resulting in an approximate $530,000 charge to earnings in fiscal 1999.

Santa Fe

     Net Operating Revenues. Revenues at the Santa Fe increased $4.3 million, or 5.3%, to $84.4 million in fiscal 2000 from $80.1 million in fiscal 1999. Casino revenues increased $2.0 million, or 3.1%, to $65.4 million in fiscal 2000 from $63.4 million in fiscal 1999. The increase in casino revenues was due to growth in slot and video poker machine revenues of $1.7 million, or 3.0%, to $57.3 million in fiscal 2000 from $55.6 million in fiscal 1999 due to an increase in coin-in volume of 7.9%. Other gaming revenues, including table game revenues, increased $300,000, or 3.8%, to $8.1 million in fiscal 2000 from $7.8 million in fiscal 1999 primarily due to increased bingo revenue, partially offset by decreased table game revenue. Casino promotional allowances increased $300,000, or 4.7%, to $7.1 million in fiscal 2000 from $6.8 million in fiscal 1999 due to the increase in customer volume.

     Hotel revenues increased $200,000, or 6.1%, to $3.4 million in fiscal 2000 from $3.2 million in fiscal 1999 due to an increase in available room nights in fiscal 2000 due to room renovations completed in September 1999 which caused a decrease in occupancy in fiscal 1999. Food and beverage revenues increased $1.4 million, or 10.9%, to $14.2 million in fiscal 2000 from $12.8 million in fiscal 1999 due to an increase in the customer volume. Other revenues increased $1.0 million, or 13.7%, to $8.5 million in fiscal 2000 from $7.5 million in fiscal 1999 primarily due to the opening in February 1999 of an additional retail outlet.

     Operating Expenses. Total operating expenses increased $4.5 million, or 6.5%, to $73.3 million in fiscal 2000 from $68.8 million in fiscal 1999. Total operating expenses as a percentage of revenue increased to 86.9% in fiscal 2000 from 85.9% in fiscal 1999.

     Casino expenses increased $1.4 million, or 4.9%, to $29.1 million in fiscal 2000 from $27.7 million in fiscal 1999 due to the increase in casino revenues. Casino expenses as a percentage of casino revenues increased to 44.5% in fiscal 2000 from 43.8% in fiscal 1999. Hotel expenses were unchanged at $1.2 million in fiscal 2000. Food and beverage expenses increased $1.3 million, or 13.5%, to $11.0 million in fiscal 2000 from $9.7 million in fiscal 1999. Food and beverage expenses as a percentage of food and beverage revenues increased to 78.0% in fiscal 2000 from 76.2% in fiscal 1999, primarily due to an increase in labor cost for the 2000 period compared to the 1999 period. Other expenses increased $900,000, or 17.4%, to $6.1 million in fiscal 2000 from $5.2 million in fiscal 1999 primarily due to the costs associated with an additional retail outlet which opened in February 1999.

     Selling, general and administrative expenses increased $900,000, or 8.1%, to $11.7 million in fiscal 2000 from $10.8 million in fiscal 1999 primarily due to increased management fees pursuant to the management agreement between SFHI and the Company effective July 1999 and increased professional fees, partially offset by decreased advertising expenses in the fourth quarter of fiscal 2000. Selling, general and administrative expenses as a percentage of revenues increased to 13.9% in fiscal 2000 from 13.5% in fiscal 1999. Utilities and property expenses decreased $200,000, or 3.9%, to $6.2 million in fiscal 2000 from $6.4 million in fiscal 1999 due to decreased property maintenance expenditures. Utilities and property expenses as a percentage of revenues decreased to 7.3% in fiscal 2000 from 8.0% in fiscal 1999. Depreciation and amortization expenses increased $300,000, or 3.5%, to $8.0 million in fiscal 2000 from $7.7 million in fiscal 1999 due to a room renovation project completed in September 1999 and expenditures to upgrade and replace computer systems to address the year 2000 issue.

     Interest Expense. Interest expense decreased $200,000, or 1.6%, to $14.5 million in fiscal 2000 from $14.7 million in fiscal 1999 due to a lesser amount of outstanding debt.

     Other Expenses. During fiscal year 2000 and 1999, the Company reported a charge to earnings of approximately $350,000 and $510,000, respectively, associated with costs and expenses of proposed offerings of debt securities which were not consummated.

Results of Operations - Fiscal 1999 Compared to Fiscal 1998
-----------------------------------------------------------

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

     In September 1998, in accordance with Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets ("SFAS 121"), the Company determined that an impairment had occurred to the carrying value of its assets at the Pioneer. In the quarter ended September 30, 1998, the Company recorded a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets.

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

     Other Expense. Consolidated interest expense for the year ended September 30, 1999 was $25.9 million, a $500,000 increase compared to $25.4 million for the same period in fiscal 1998. Interest expense for SLVC increased by $300,000 in the 1999 period due to the issuance of the additional SLVC Notes in November 1997. Interest expense increased by $700,000 at the Santa Fe due to the issuance of the 9 1/2% Notes and decreased by $300,000 at the Pioneer due to the retirement of $5.0 million of 13 1/2% Notes in December 1998.

     During the quarters ended December 31, 1998 and September 30, 1999, the Company reported charges to earnings of approximately $530,000 and $510,000 associated with costs and expenses in connection with the exchange offer portion of a consent solicitation and a proposed offering of debt securities relating to the 13 1/2% Notes, neither of which was consummated. Additionally, in fiscal 1998, the Company reported a charge to earnings of approximately $760,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated.

     Net Loss. Consolidated net loss before income tax for the year ended September 30, 1999 was $17.8 million, a $44.8 million improvement compared to a net loss of $62.3 million in the prior year. The 1999 year reflects a $2.4 million charge for reorganization expenses. The 1998 year includes the $44.0 million charge to recognize the impairment loss discussed above. Loss before income tax increased by $1.3 million in the 1999 period at the Santa Fe and $600,000 at SLVC. Excluding the $2.4 million and $44.0 million charges, net loss improved by $4.4 million at the Pioneer.

     The Company did not record an income tax benefit in fiscal 1999 due to the uncertainty of the Company's ability to recognize the benefit of the net operating loss. The preferred stock accrued dividend rate increased to 12.0% effective October 1, 1999 from 11.0% beginning on October 1, 1998 and compared to an 8% dividend rate in the prior year. Consolidated net loss applicable to common shares was $19.9 million, or $3.21 per common share, in the 1999 period compared to $63.9 million, or $10.31 per common share, in the prior year period.

Pioneer

     Net Operating Revenues. Revenues at the Pioneer increased $4.1 million, or 10.1%, to $44.8 million in fiscal 1999 from $40.7 million in fiscal 1998. Management believes that 1999 results were positively impacted by an improvement in total gaming market revenues reported in Laughlin compared to prior years.

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

     Operating Expenses. Excluding reorganization expenses of $2.4 million in fiscal 1999 and a charge of $44.0 million for loss on asset impairment discussed below, operating expenses decreased $1.1 million, or 2.6%, to $40.6 million in fiscal 1999 from $41.7 million in fiscal 1998 and operating expenses as a percentage of revenue decreased to 90.6% in fiscal 1999 from 102.4% in fiscal 1998.

     Casino expenses decreased $700,000, or 3.5%, to $18.0 million in fiscal 1999 from $18.7 million in fiscal 1998 due to a decrease in complimentary and marketing expenses. Casino expenses as a percentage of casino revenues decreased to 50.8% in fiscal 1999 from 54.6% in fiscal 1998. Hotel expenses increased $100,000, or 10.8%, to $900,000 in fiscal 1999, compared to $800,000 in fiscal 1998. Food and beverage expenses decreased $500,000, or 9.0%, to $4.8 million in fiscal 1999 from $5.3 million in fiscal 1998 due to the decrease in food and beverage revenues and decreases in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 56.6% in fiscal 1999 from 59.5% in fiscal 1998. Other expenses increased $3.2 million, or 325.9% to $4.2 million for fiscal 1999 compared to $1.0 million for fiscal 1998 due to the cost associated with an additional retail outlet which opened in August 1998. Other expenses as a percentage of other revenues increased to 92.5% in the 1999 period from 60.1% in the 1998 period.

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

     Other Expense. During the quarter ended December 31, 1998, PHI incurred costs and expenses in connection with a consent solicitation, which included an exchange offer, relating to the 13 1/2% Notes. The exchange offer was not consummated, resulting in an approximate $530,000 charge to earnings in fiscal 1999.

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

     Casino revenues increased $6.3 million, or 11.0%, to $63.4 million in fiscal 1999 from $57.1 million in fiscal 1998. The increase in casino revenues was due to growth in slot and video poker machine revenues of $5.1 million, or 10.2%, to $55.6 million in fiscal 1999 from $50.5 million in fiscal 1998 due to an increase in coin-in volume of 12.1%. Other gaming revenues, including table game revenues, increased $1.1 million, or 16.9%, to $7.8 million in fiscal 1999 from $6.7 million in fiscal 1998 primarily due to increased table game, sports book and bingo business. Casino promotional allowances increased $600,000, or 9.4%, to $6.8 million in fiscal 1999 from $6.2 million in fiscal 1998 due to the increase in customer volume.

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

     Casino expenses increased $1.7 million, or 6.9%, to $27.7 million in fiscal 1999 from $26.0 million in fiscal 1998 due to the increase in casino revenues. However, casino expenses as a percentage of casino revenues decreased to 43.8% in fiscal 1999 from 45.4% in fiscal 1998 due to the spreading of fixed costs over a larger revenue base. Hotel expenses increased

$100,000, or 9.3%, to $1.2 million in fiscal 1999 from $1.1 million in fiscal 1998. Food and beverage expenses increased $1.0 million, or 11.3%, to $9.7 million in fiscal 1999 from $8.7 million in fiscal 1998. Food and beverage expenses as a percentage of food and beverage revenues increased to 76.2% in fiscal 1999 from 71.3% in fiscal 1998, due to an increase in the cost of food sales for fiscal 1999 compared to fiscal 1998, partially offset by a decrease in the cost of beverage sales. Other expenses increased $3.0 million, or 139.4%, to $5.2 million in fiscal 1999 from $2.2 million in fiscal 1998 primarily due to the costs associated with an additional retail outlet which opened in February 1999.

     Selling, general and administrative expenses increased $2.0 million, or 22.8%, to $10.8 million in fiscal 1999 from $8.8 million in fiscal 1998 due to legal expenses of $900,000 incurred in connection with proceedings involving the Company's investment in a minority owned business and a $600,000 increase in fees under a management agreement effective July 1999. Selling, general and administrative expenses as a percentage of revenues increased to 13.5% in fiscal 1999 from 12.3% in fiscal 1998. Utilities and property expenses decreased $100,000, or 1.1%, to $6.4 million in fiscal 1999 from $6.5 million in fiscal 1998 due to decreased rent expense for gaming equipment resulting from the purchase of equipment in March 1998 previously under lease, offset by an increase in property maintenance and utility expense. Utilities and property expenses as a percentage of revenues decreased to 8.0% in fiscal 1999 from 9.1% in fiscal 1998. Depreciation and amortization expenses increased $1.7 million, or 28.3%, to $7.7 million in fiscal 1999 from $6.0 million in fiscal 1998 due to the purchase of gaming and other equipment in March 1998 previously under lease.

     Other Expense. Interest expense increased $600,000, or 4.6%, to $14.7 million in fiscal 1999 from $14.1 million in fiscal 1998 due to $14.0 million of additional indebtedness outstanding, the proceeds of which were used in March 1998 to purchase gaming and other equipment previously under lease and for other capital improvements.

     During fiscal 1999 and 1998, the Company incurred charges to earnings of approximately $510,000 and $760,000, respectively, associated with proposed offerings of debt securities which were not consummated.

Liquidity and Capital Resources; Trends and Factors Relevant to Future
Operations

     Liquidity. As of September 30, 2000, the Company held cash and cash equivalents of $7.0 million compared to $13.7 million at September 30, 1999. On October 2, 2000, the Company consummated the sale of substantially all of the assets, including the Santa Fe, for $205.0 million ("SFHI Asset Sale") and used cash proceeds of approximately $182.2 million to retire substantially all the Company's outstanding indebtedness plus accured interest thereon and to pay costs of the transaction. The remaining proceeds from the SFHI Asset Sale of approximately $22.8 million were added to working capital, which includes $1.5 million cash held in escrow pursuant to the SFHI Asset Sale and approximately $6.0 million deposited with a qualified intermediary in contemplation of completing a like-kind exchange of real property.

  Earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-recurring charges ("EBITDA") increased $1.0 million, or 3.2%, to $31.9 million in the year ended September 30, 2000 from $30.9 million in the year ended September 30, 1999. The Company's primary operations in fiscal 2000 and 1999 were from the Santa Fe and Pioneer. Other non-recurring charges were $1.6 million and $1.4 million for 2000 and 1999, respectively, and are comprised primarily of legal expenses incurred in connection with proceedings involving the Company's former investment in a minority owned business and a reserve with respect to the carrying value of miscellaneous assets owned by the Company.

     The Company's primary use of funds is for operations of Santa Fe Gaming which includes costs of executive and administrative personnel, administrative functions and for costs to explore development opportunities. As a result of the SFHI Asset Sale, the Company incurred an estimated $165.0 million tax gain for federal income tax purposes for fiscal 2001. As of September 30, 2000, the Company has an estimated net operating loss carry forward for regular tax purposes of approximately $67.8 million which can be utilized in fiscal 2001. Management is exploring alternatives to defer a portion of the tax gain.
In connection with the SFHI Asset Sale, SFHI deposited approximately $6.0 million in cash with a qualified intermediary in contemplation of completing one or more exchanges of real property pursuant to section 1031 of the Internal Revenue Service Code to defer a portion of the tax gain. In the event the Company completes a Section 1031 exchange, more cash may be required then on deposit with the qualified intermediary. If the Company is not successful in deferring all or a portion of the tax gain, the Company expects to use available cash resources and, to the extent necesssary, borrowed funds, to satisfy its tax liability in fiscal 2001.

     The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. The Company has accrued the semi-annual preferred stock dividends due in fiscal years 2000, 1999, 1998 and 1997. In October 2000, the dividend rate increased to 13.0% and will increase by 50 basis points each semi-annual period thereafter, up to a maximum of 16%. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. The SFHI Asset Sale did not trigger a payment under the terms of the preferred stock. Pursuant to the Certificate of Designation of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference only upon a liquidation, dissolution or winding up of the Company. The Company intends to comply with the terms of the preferred stock and make payments with respect to the preferred stock when required under the Certification of Designation. On December 28, 2000, the Board of Directors of the Company authorized the repurchase from time to time by the Company of Preferred Stock, using up to $500,000.

     The Company's primary source of cash in fiscal 2001 is from the operation of the Pioneer excluding the SFHI Asset Sale. Results of operations at the Pioneer for the year ended September 30, 2000 generated EBITDA, as defined, of $9.3 million, compared to $8.6 million of EBITDA in 1999. EBITDA margin increased to 20.2% in fiscal 2000 from 19.3% in fiscal 1999. PHI's principal uses of cash are for operating lease payments, management fees payable to the Company and capital expenditures to maintain the facility. Pioneer reported rent expense of approximately $700,000 in fiscal 2000 and fiscal 1999. Capital expenditures to maintain the facility in fiscal 2001 are expected to be approximately the same as in fiscal 2000. Capital expenditures in fiscal 2000 were approximately $1.4 million. See "Item 1. Competition"

     SLVC owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. SLVC's principal use of cash is to pay real property taxes.

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

     Management believes that, based on operations for the year ended September 30, 2000 and cash received in the SFHI Asset Sale, the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending September 30, 2001.

     Cash Flow from Operating Activities. The Company's cash used in operations was $10.7 million for the year ended September 30, 2000 as compared to cash provided by operations of $5.4 million for the prior year. The increase in cash used in operations was primarily due to payment of interest due on the 13 1/2% Notes and increased PFC reorganization expenses.

     Cash Used in Investing Activities. Cash provided by investing activities was $35.0 million during the year ended September 2000, compared to cash used in investing activities of

$5.7 million during the year ended September 1999. In November 1999, the Company sold real property in Henderson, Nevada and entered into related agreements for total consideration of $37.2 million. In fiscal 2000, the Company incurred $2.1 million of capital expenditures, comprised primarily of improvements at the Pioneer, compared to $4.3 million in fiscal 1999. In fiscal 1999, the Company also incurred $1.4 million of development and other costs related to the Henderson property.

     Cash Flow from Financing Activities. Cash used in financing activities was $31.0 million in the 2000 twelve month period compared to $8.6 million during the same period in 1999. In fiscal 2000, the Company used proceeds from the sale of the Henderson property and related agreements to reduce the outstanding principal amount of SLVC Notes by $14.5 million and to purchase $16.9 million of 13 1/2% Notes. The Company also borrowed $45.0 million which was used to retire the remaining 13 1/2% Notes of approximately $35.8 million, plus accrued interest, and to make a $3.0 million principal payment due June 20, 2000 on the SLVC Notes. Cash used in financing activities in the 1999 fiscal year represents primarily a principal payment to repurchase and retire $5.0 million principal amount of the 13 1/2% Notes and repayment of a $1.6 million first mortgage note secured by the approximate 20-acre parcel of undeveloped real property adjacent to the Santa Fe.

Effects of Inflation
--------------------

     The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotels. Any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

Recently Issued Accounting Standards
------------------------------------

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

Private Securities Litigation Reform Act
----------------------------------------

     Certain statements in this Annual Report on Form 10-K which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities.

Item 7a.  Market Risk Disclosure
          ----------------------

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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

                                     INDEX
                     TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

             For the Years Ended September 30, 2000, 1999 and 1998

                                                                           Page
                                                                           ----

 Independent Auditors' Report.............................................   28

 Consolidated Balance Sheets as of
         September 30, 2000 and 1999......................................   29

 Consolidated Statements of Operations for the Years Ended
         September 30, 2000, 1999 and 1998................................   30

 Consolidated Statements of Stockholders' Equity (Deficiency) for the
         Years Ended September 30, 2000, 1999 and 1998....................   31

 Consolidated Statements of Cash Flows for the Years
         Ended September 30, 2000, 1999 and 1998..........................   32

Notes to Consolidated Financial Statements................................   33

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Santa Fe Gaming Corporation:

     We have audited the accompanying consolidated balance sheets of Santa Fe Gaming Corporation and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santa Fe Gaming Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 1, 2000

                 Santa Fe Gaming Corporation and Subsidiaries
                          Consolidated Balance Sheets
                          September 30, 2000 and 1999

ASSETS                                                                     2000                1999
----------------------------------------------------------            --------------       --------------
Current assets:
  Cash and cash equivalents                                           $    6,986,984       $  13,710,226
  Accounts receivable, net                                                 1,070,242           1,097,626
  Inventories                                                                769,218           1,185,514
  Prepaid expenses and other                                               3,549,616           4,049,669
                                                                      --------------       -------------
                                                                          12,376,060          20,043,035
  Assets held for sale                                                    63,497,055          25,856,829
                                                                      --------------       -------------
Total current assets                                                      75,873,115          45,899,864

Property and equipment:
  Land held for development                                               23,109,400          23,109,400
  Land used in operations                                                  8,125,589          29,343,886
  Buildings and improvements                                              35,218,912          88,696,845
  Machinery and equipment                                                 12,690,983          45,237,874
  Accumulated depreciation                                               (21,405,748)        (57,305,636)
                                                                      --------------       -------------
Property and equipment, net                                               57,739,136         129,082,369

Deferred income taxes                                                     10,982,007                   0

Other assets                                                               1,001,612           3,042,463
                                                                      --------------       -------------
Total assets                                                          $  145,595,870       $ 178,024,696
                                                                      ==============       =============

LIABILITIES and STOCKHOLDERS' DEFICIENCY
----------------------------------------------------------

Current liabilities:
  Accounts payable                                                    $    2,441,253       $   4,815,886
  Interest payable                                                         4,178,684           2,613,709
  Accrued and other liabilities                                            6,287,287           7,020,748
                                                                      --------------       -------------
                                                                          12,907,224          14,450,343
Note payable - officer                                                     1,500,000                   0
Debt to be paid upon sale of assets                                      174,894,440          19,482,336
Current portion of long-term debt                                             72,685          17,466,041
                                                                      --------------       -------------
Total current liabilities                                                189,374,349          51,398,720

Long-term debt - less current portion                                        349,801         122,074,897

Liabilities subject to compromise                                                             63,810,662

Stockholders' deficiency
  Common stock, $.01 par value: authorized-100,000,000
   shares; issued and outstanding-6,200,356 and                               62,004              61,954
   6,195,356 shares, respectively
  Preferred stock, exchangeable, redeemable 11% cumulative
   stated at $2.14 liquidation value, authorized-10,000,000
   shares; issued and outstanding-8,856,651 shares                        26,439,760          24,117,989
  Additional paid-in capital                                              51,520,954          51,513,504
  Accumulated deficit                                                   (122,063,224)       (134,865,256)
                                                                      --------------       -------------
    Total                                                                (44,040,506)        (59,171,809)

  Less treasury stock - 4,875 shares, at cost                                (87,774)            (87,774)
                                                                      --------------       -------------

Total stockholders' deficiency                                           (44,128,280)        (59,259,583)
                                                                      --------------       -------------

Total liabilities and stockholders' deficiency                        $  145,595,870       $ 178,024,696
                                                                      ==============       =============

        See the accompanying Notes to Consolidated Financial Statements

                 Santa Fe Gaming Corporation and Subsidiaries
                     Consolidated Statements of Operations
             For the Years Ended September 30, 2000, 1999 and 1998

                                                         2000                1999            1998
                                                   ------------------    ------------    ------------
Revenues:
  Casino                                                 $101,588,548    $ 98,848,676    $ 91,383,488
  Hotel                                                     5,980,802       5,617,979       5,699,479
  Food and beverage                                        22,720,011      21,231,687      21,102,213
  Other                                                    14,452,605      12,849,675       7,286,665
                                                   ------------------    ------------    ------------
Gross revenues                                            144,741,966     138,548,017     125,471,845

  Less casino promotional allowances                      (13,675,217)    (12,940,850)    (12,622,591)
                                                   ------------------    ------------    ------------
Net operating revenues                                    131,066,749     125,607,167     112,849,254
                                                   ------------------    ------------    ------------
Operating expenses:
  Casino                                                   47,495,221      45,771,280      44,635,725
  Hotel                                                     2,053,667       2,079,342       1,890,842
  Food and beverage                                        15,777,234      14,519,502      14,002,750
  Other                                                    11,024,451       9,407,823       3,161,547
  Selling, general and administrative                      13,314,330      13,977,087      12,561,344
  Corporate expenses                                        2,918,143       3,530,244       3,443,950
  Utilities and property expenses                          11,813,250      11,041,359      11,616,199
  Depreciation and amortization                            11,416,738      13,672,321      13,723,996
  Reorganization expenses                                   3,424,521       2,431,807               0
  Loss on asset impairment                                          0               0      44,025,709
                                                   ------------------    ------------    ------------
Total operating expenses                                  119,237,555     116,430,765     149,062,062
                                                   ------------------    ------------    ------------
Operating income (loss)                                    11,829,194       9,176,402     (36,212,808)

Interest expense                                          (22,157,361)    (25,907,514)    (25,371,590)
Gain on sale of assets                                     12,098,609               0               0
Other expenses                                               (351,479)     (1,044,269)       (758,241)
                                                   ------------------    ------------    ------------
Income (loss) before income tax
  benefit and extraordinary item                            1,418,963     (17,775,381)    (62,342,639)

Federal income tax benefit                                 11,828,570               0               0
                                                   ------------------    ------------    ------------
Income (loss) before extraordinary item                    13,247,533     (17,775,381)    (62,342,639)

Extraordinary item-gain on early extinguishment
   of debt, net of tax provision of $966,563                1,876,270               0               0
                                                   ------------------    ------------    ------------
Net income (loss)                                          15,123,803     (17,775,381)    (62,342,639)

Dividends accrued on preferred shares                      (2,321,771)     (2,132,239)     (1,516,258)
                                                   ------------------    ------------    ------------
Net income (loss) applicable to common shares            $ 12,802,032    $(19,907,620)   $(63,858,897)
                                                   ==================    ============    ============
Average common shares outstanding                           6,195,685       6,195,356       6,195,356
                                                   ==================    ============    ============
Extraordinary item, net of tax
   provision per common shares:
Basic                                                           $0.30           $0.00           $0.00
                                                   ==================    ============    ============
Diluted                                                         $0.27
                                                   ==================    ============    ============
Income (loss) per common share:
Basic                                                           $2.07          $(3.21)        $(10.31)
                                                   ==================    ============    ============
Diluted                                                         $1.88
                                                   ==================    ============    ============

See the accompanying Notes to Consolidated Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
         Consolidated Statements of Stockholders' Equity (Deficiency)
             For the Years Ended September 30, 2000, 1999 and 1998

                                       Common                       Additional        Accumulated       Treasury
                                        Stock    Preferred Stock  Paid-in Capital       Deficit          Stock           Total
                                       -------   ---------------  ---------------    -------------     ----------    -------------
Balances, October 1, 1997              $61,954      $20,469,492      $51,513,504     $ (51,098,739)     $(87,774)    $ 20,858,437

Net loss                                                                               (62,342,639)                   (62,342,639)
Preferred stock dividends accrued                     1,516,258                         (1,516,258)                             0
                                       -------      -----------      -----------     -------------      --------     ------------
Balances, September 30, 1998            61,954       21,985,750       51,513,504      (114,957,636)      (87,774)     (41,484,202)

Net loss                                                                               (17,775,381)                   (17,775,381)
Preferred stock dividends accrued                     2,132,239                         (2,132,239)                             0
                                       -------      -----------      -----------     -------------      --------     ------------
Balances, September 30, 1999            61,954       24,117,989       51,513,504      (134,865,256)      (87,774)     (59,259,583)

Net income                                                                              15,123,803                     15,123,803
Preferred stock dividends accrued                     2,321,771                         (2,321,771)                             0
Stock options exercised                     50                0            7,450                 0             0            7,500
                                       -------      -----------      -----------     -------------      --------     ------------
Balances, September 30, 2000           $62,004      $26,439,760      $51,520,954     $(122,063,224)     $(87,774)    $(44,128,280)
                                       =======      ===========      ===========     =============      ========     ============

See the accompanying Notes to Consolidated Financial Statements.

                     Consolidated Statements of Cash Flows
             For the Years Ended September 30, 2000, 1999 and 1998

                                                                                  2000             1999             1998
-------------------------------------------------------------------       ------------     ------------     ------------
Cash flows from operating activities:
Net income (loss)                                                         $ 15,123,803     $(17,775,381)    $(62,342,639)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities
   Depreciation and amortization                                            11,416,738       13,672,321       13,723,996
   Gain on sale of assets                                                  (12,098,609)               0                0
   Gain on early extinguishment of debt, net                                (1,876,270)               0                0
   Loss on impairment of assets                                                      0                0       44,025,709
   Debt discount amortization                                                1,291,008        1,291,008        1,532,759
   Reorganization expenses paid in connection with
     Chapter 11 and related legal proceedings                                3,424,521        2,431,807                0
Change in assets and liabilities
   Accounts receivable, net                                                     27,384          520,136         (706,895)
   Inventories                                                                 416,296          154,282          (91,597)
   Prepaid expenses and other                                                  500,059         (806,252)         303,397
   Deferred income taxes                                                   (11,948,570)               0                0
   Other assets                                                              1,861,422       (1,546,096)       2,778,522
   Accounts payable                                                         (2,374,633)       1,262,684         (888,041)
   Interest payable                                                        (10,369,903)       7,351,167          584,670
   Accrued and other liabilities                                            (2,619,191)       1,249,833        1,372,066
                                                                          ------------     ------------     ------------
Net cash provided by (used in) operating activities
   before reorganization items                                              (7,225,945)       7,805,509          291,947
Reorganization expenses incurred in connection with
   Chapter 11 and related legal proceedings                                 (3,424,521)      (2,431,807)               0
                                                                          ------------     ------------     ------------

Net cash provided by (used in) operating activities                        (10,650,466)       5,373,702          291,947
                                                                          ------------     ------------     ------------

Cash flows from investing activities:
   Proceeds of sale of assets                                               37,126,512                0                0
   Capital expenditures                                                     (2,145,360)      (4,303,088)      (5,700,499)
   Development costs                                                           (25,388)      (1,438,677)      (6,958,828)
                                                                          ------------     ------------     ------------

Net cash provided by (used in) investing activities                         34,955,764       (5,741,765)     (12,659,327)
                                                                          ------------     ------------     ------------

Cash flows from financing activities:
   Cash proceeds of long-term debt                                          43,500,000                0       81,439,996
   Cash proceeds of note payable - officer                                   1,500,000
   Cash paid on long-term debt                                             (76,036,040)      (8,217,252)     (58,065,611)
   Debt issue costs                                                                  0         (355,341)      (3,502,340)
   Stock options exercised                                                       7,500                0                0
                                                                          ------------     ------------     ------------

Net cash provided by (used in) financing activities                        (31,028,540)      (8,572,593)      19,872,045
                                                                          ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                            (6,723,242)      (8,940,656)       7,504,665

Cash and cash equivalents, beginning of year                                13,710,226       22,650,882       15,146,217
                                                                          ------------     ------------     ------------

Cash and cash equivalents, end of year                                    $  6,986,984     $ 13,710,226     $ 22,650,882
                                                                          ============     ============     ============

See the accompanying Notes to Consolidated Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the years ended September 30, 2000, 1999 and 1998

1. Basis of Presentation and General Information

     Santa Fe Gaming Corporation (the "Company" or "Santa Fe Gaming"), is a publicly traded Nevada corporation. The Company's primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. ("PHI") which operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. In addition the Company, owns real Estate on Las Vegas Boulevard South (the "Strip") and at the corner of Rainbow and Lone Mountain Road.

     Until October 2, 2000, the Company, through its wholly-owned subsidiary Santa Fe Hotel Inc. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets including Santa Fe for $205 million ("SFHI Asset Sale"). The Company will record in the consolidated financial statements a pre-tax gain on the SFHI Asset Sale of approximately $140.0 million in the quarter ending December 31, 2000. In connection with the sale, the Company, Paul
W. Lowden, majority stockholder of the Company, and members of the family of Paul W. Lowden, entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile Radius of the Santa Fe. The Company and SFHI granted to the buyer a three-year option to purchase for $5.0 million the approximately 20-acre parcel of undeveloped real property located at the corner of Rainbow and Lone Mountain Road adjacent to the Santa Fe. In addition, included in the SFHI Asset Sale was the Company trademark and the Company has until June 2001 to change its name.

     In November 1999, Sahara Las Vegas Corporation, an indirect wholly-owned subsidiary of the Company ("SLVC") sold real property located in Henderson, Nevada for $37.2. The Company recorded a pre-tax gain on the sale of approximately $12.1 million in the quarter ended December 31, 1999. In connection with the sale, the Company, SLVC, SFHI, Paul W. Lowden and members of the family of Paul W. Lowden entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson area.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Santa Fe Gaming and its wholly owned subsidiaries. Amounts representing the Company's investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. See Note 21.

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

     The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Impairment of Long-Lived Assets ("SFAS 121").

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

     In September 1998, in accordance with SFAS 121, the Company determined that an impairment had occurred to the carrying value of its assets at the Pioneer. In the quarter ended September 30, 1998 the Company recorded a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets.

Pre-Opening Expenses and Capitalized Interest

     Beginning in fiscal 2000, the Company was required to expense development costs as incurred. Previously, pre-opening expenses directly related to development of gaming operations were capitalized as incurred and included in other assets and expensed within the first year of operations. Interest costs are capitalized on funds disbursed during the development phase of projects and expensed pursuant to depreciation and amortization methods over the asset's estimated useful life.

Federal Income Taxes

     Deferred income taxes are provided on temporary differences between pretax financial statement income and taxable income resulting primarily from different methods of depreciation and amortization. The Company accounts for Income Taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109").

Revenue Recognition

     Casino revenue is recorded as gaming wins less losses. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense of each department granting complimentary services. The table below summarizes the departments' costs of such services (dollars in thousands):

                                 2000           1999             1998
                              ---------       ---------        ---------
     Food and Beverage        $  11,725       $  11,691        $  11,357
     Hotel                          927             885              931
     Other                          694             498              162
                              ---------       ---------        ---------
          Total               $  13,346       $  13,074        $  12,450
                              =========       =========        =========

Indirect Expenses

     Certain indirect expenses of operating departments such as utilities and property expense and depreciation and amortization are shown separately in the accompanying consolidated statements of operations.

Earnings Per Share

     The Company presents its per share results in accordance with SFAS No. 128
Earnings per Share ("SFAS 128").   SFAS 128 requires the presentation of basic
net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was included in diluted calculations during the year ended September 30, 2000 but was not included in diluted calculations during fiscal years ended 1999 and 1998 since the Company incurred a net loss. The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of Common Stock by 631,678 shares for the year ended September 30, 2000.

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

Bankruptcy - Related Accounting

     PHI and Pioneer Finance Corp ("PFC"), an indirect wholly owned subsidiary of Santa Fe Gaming, filed for relief under the Chapter 11 of the United States Bankruptcy Code in February and April 1999, respectively. On February 7, 2000, PHI (together with PFC the "Debtors") filed a proposed Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan") On April 7, 2000, the Debtors filed a motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan. In August 2000, PFC and PHI repaid all obligations due pursuant to Restated Modified Joint Plan. On September 26, 2000, the Bankruptcy Court dismissed the case.

     The Company has accounted for all transactions related to the Chapter 11 case in accordance with Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.
Accordingly, Liabilities subject to compromise under the Chapter 11 case have been segregated on the Consolidated Balance Sheet as of September 30, 1999. Liabilities subject to compromise were paid during the year ended September 30, 2000. In addition, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows disclose expenses related to the Chapter 11 case and litigation relating to enforcement of the Company's guarantee of the 13 1/2% first mortgage notes, due December 1998 (the "13 1/2% Notes") under "Reorganization Expenses".

Recently Issued Accounting Standards

     The FASB recently issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has determined that the effect, if any, of the adoption of SFAS 133 will have on the Company's future operations or financial condition will be immaterial.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth fiscal quarter of fiscal 2001. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

Fair Value of Financial Instruments

     The Company estimates the fair value of its preferred stock to be $11.6 million at September 30, 2000 based upon available market prices. The Company estimates that all other financial instruments have a fair value which approximates their recorded value.

3. Cash and Cash Equivalents

     At September 30, 2000, the Company held cash and cash equivalents of $7.0 million compared to $13.7 million at September 30, 1999. Substantially all of the cash and cash equivalents were held by SFHI and PHI and were subject to restrictions contained in debt financing agreements which prohibited distribution of this cash to the Company. See Note 7

4. Accounts Receivable, Net

     Accounts receivable at September 30, 2000 and 1999 consisted of the following:

                                                 2000           1999
                                             -----------     -----------
   Casino and hotel                          $ 2,587,096     $ 2,423,061
   Other                                         565,059         565,059
                                             -----------     -----------
                                               3,152,155       2,988,120
   Less allowance for doubtful accounts        2,081,913       1,890,494
                                             -----------     -----------
        Total                                $ 1,070,242     $ 1,097,626
                                             ===========     ===========

Changes in the allowance for doubtful accounts for the years ended September 30, 2000, 1999 and 1998 were as follows:

                                        2000           1999         1998
                                    -----------    -----------   -----------
   Balance, beginning of year       $ 1,890,494    $ 1,837,847   $ 2,006,768
   Provision                            449,075        178,624        40,673
   Accounts written-off                (257,656)      (125,977)     (209,594)
                                    -----------    -----------   -----------
   Balance, end of year             $ 2,081,913    $ 1,890,494   $ 1,837,847
                                    ===========    ===========   ===========

5. Assets Held For Sale

     In March 1994, the Company purchased for approximately $15.1 million a 39-acre parcel of land located in Henderson, Nevada, for future development of a proposed casino hotel complex. In addition to costs to acquire the property, the Company recorded approximately $10.8 million in architectural, engineering, permitting, and other development costs, which are included in Assets held for sale in the accompanying Consolidated Balance Sheet at September 30, 1999. The Company sold the land for $37.2 million in November 1999 and reported a gain on sale of assets of $12.1 million in the accompanying statement of operations.

     In connection with the sale, SLVC, the Company, SFHI, Paul W. Lowden, majority stockholder of the Company and members of the family of Paul W. Lowden, entered into non-compete agreements and the Company and SFHI granted rights of first refusal with respect to the Santa Fe Hotel assets and securities. The total consideration of $37.2 million was comprised of $22.5 million in cash and a promissory note, payable on 60-days notice, in the principal amount of $14.75 million. The promissory note was pledged to secure SLVC's $47.5 million principal amount of notes due December 2000 (the "SLVC Notes"). Of the cash proceeds, SLVC used $20.6 million to pay $6.1 million in accrued interest and fees on the SLVC Notes, and to repay $14.5 million principal amount of the SLVC Notes. Additionally, SLVC used approximately $500,000 to pay development and construction obligations associated with the property. The balance of the cash of approximately $1.4 million was retained for working capital.

     On June 12, 2000, the Company and the Company's subsidiary, SFHI entered into an agreement pursuant to which SFHI sold substantially all of its assets for $205 million ("SFHI Asset Sale") on October 2, 2000. The carrying value of the assets sold is approximately $63.5 million and is included in Assets held for sale in the accompanying Consolidated Balance Sheet at September 30, 2000. See Note 20

6.  Land Held for Development

     In October 1995, the Company acquired an approximately 27-acre parcel on Las Vegas Boulevard South which was valued at approximately $21.5 million. The Company assumed an operating lease under which a water theme park operates on the 27-acre parcel. The lease may be terminated by the Company at any time after December 1996. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $3.5 million as of September 30, 2000. Under the terms of the lease, as amended, the water theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts.

     In 1994, SFHI acquired for $1.6 million the approximate 20-acre parcel of undeveloped real property adjacent to the Santa Fe. In connection with the SFHI Asset Sale, the Company and SFHI granted an option to the buyer through October 2003 to purchase the property for $5.0 million.

7. Debt To Be Paid Upon Sale of Assets

     Debt to be paid upon sale of assets in the accompanying Consolidated Balance Sheet consists of debt net of unamortized debt discounts and debt obligations owned, but not retired by the Company which was repaid with proceeds of the SFHI Asset Sale. As of September 30, 2000 the Company was subject to various financing agreements containing covenants and restrictions, with respect to which, management believes it was in compliance. See Notes 5 and 20

     At September 30, 2000, the Company had $176.8 million in long-term debt, net of debt discount of $300,000 and debt obligations owned but not retired of $33.1 million of 11% Notes. At September 30, 2000 and 1999 debt consisted of the following:

                                                               2000                       1999
                                                          -------------              -------------
11% First Mortgage Notes, Net
 ("11% Notes") due 2000                                     $ 65,705,221               $ 64,674,213

Note Purchase Agreement
 ("SLVC Notes") due December 14, 2000                         47,500,000                 60,725,742

10% Note ("10% Note") due 2000                                36,000,000                          0

9 1/2% Senior Secured Notes,                                  14,000,000                 14,000,000
 ("9 1/2% Notes") due 2000

11% Equipment Notes,                                           6,083,740                  8,796,139
 ("Equipment Notes") due 2001

Note payable to Sierra Construction
 Corp. ("Sierra Note"), due 2000;
 interest at prime plus 2%                                     4,787,022                  4,787,022

Note Payable - officer                                         1,500,000

13 1/2% First Mortgage Notes,
("13 1/2% Notes") due 1998                                             0                 54,972,389

Other notes payable, collateralized
 primarily by equipment                                        1,240,943                  4,171,129

Obligations under capital leases                                       0                    112,435
                                                           -------------              -------------
 Sub-total                                                   176,816,926                212,239,069
Less:  Current portion of long-term debt                          72,685                 17,466,041
Less:  Note payable - officer                                  1,500,000                          0
Less:  Long term debt                                            349,801                122,074,897
Less:  Liabilities subject to compromise                               0                 54,972,389
Plus:  Fee Payable upon sale of assets                                 0                  1,756,594
                                                           -------------              -------------
    Total debt to be paid upon sale of assets               $174,894,440               $ 19,482,336
                                                           =============              =============

The scheduled maturities of long-term debt (excluding capital leases) for the year ending September 30 are as follows:

               2001                           $ 72,685
               2002                             66,674
               2003                             58,569
               2004                             60,900
               2005                             69,650
               Thereafter                       94,008
                                              --------
               Total                          $422,486
                                              ========

10% Note:
---------

     In August 2000, PHI borrowed $36.0 million under the terms of the credit agreement entered into in connection with the agreement for the SFHI Asset Sale. The loan is secured by a first priority deed of trust on the Pioneer and provides for interest payable on monthly basis at 10% per annum. The 10% Note was due upon the earlier of the consummation of the SFHI Asset Sale or September 2001. The debt was assumed by SFHI in connection with the closing of the SFHI Asset Sale. The Company used the net proceeds of the borrowings, together with $5.0 million in additional borrowings under the SLVC Notes and $2.0 million of existing working capital, and the retirement of $17.6 million principal amount of 13 1/2% Notes owned by SLVC to retire all outstanding 13 1/2% Notes. The 10% Note was assumed by SFHI in connection with the SFHI Asset Sale, and is classified as Debt to be paid upon sale of assets. The 13 1/2% Notes are classified as Liabilities subject to compromise in the accompanying Consolidated Balance Sheet as of September 30, 1999. See below and Note 20

SLVC Notes:
-----------

     The SLVC Notes were initially issued in January 1996 in an aggregate principal amount of $20 million due December 15, 1999. In August and November 1997, SLVC and the holders of the SLVC Notes amended the terms of the SLVC Notes to, among other things increase the outstanding principal balance to $57.5 million. The SLVC Notes were secured by, among other things, the 27-acre parcel of real property on the Las Vegas Strip, 39-acre parcel of real property in Henderson, Nevada and were guaranteed by the Company.

     The proceeds from the SLVC Notes were used, in part, to repurchase $38.7 million principal amount of 11% Notes, of which $5.6 million was retired and $33.1 million was held as collateral for the SLVC Notes.

     In December 1999, in connection with the sale of real property in Henderson, Nevada, the SLVC Notes were amended to provide for the repayment of accrued interest and fees and reduce the principal amount to $43.0 million. The amended SLVC Notes provided the remaining proceeds of approximately $13.0 million from the sale of real property would be held in a restricted account with permitted uses, a $3.0 million principal payment in June 2000 and for the additional borrowing of $7.5 million under certain conditions.

     At September 30, 2000, the balance of the SLVC Notes was $47.5 million. In the accompanying consolidated Balance Sheet, the balance due is classified as Debt to be paid upon sale of assets. See Note 20

Notes Payable - Officer
-----------------------

     In June 2000, the Company issued an unsecured note for $1.5 million, to Paul W. Lowden, Chairman and President of the Company, which bears interest at the rate of 12% per annum. The unsecured note is due on the earlier of the closing of the sale of substantially all the assets of SFHI or December 15, 2000. The proceeds from the note together with available working capital were used to make a $3.0 million principal payment due June 20, 2000 on the SLVC Notes. The note was repaid in connection with the SFHI Asset Sale.

Liabilities subject to compromise
---------------------------------

     Liabilities subject to compromise consist of $55.0 million of principal and approximately $8.8 million of accrued interest due on the 13 1/2% Notes as of
September 30, 1999.   The 13 1/2% Notes were secured by a first priority deed of trust on the Pioneer and guaranteed by the

Company. The 13 1/2% Notes matured on December 1, 1998, but were not paid at maturity. The 13 1/2% Notes were repaid in part with proceeds of the 10% Notes and additional borrowings under the SLVC Notes. See Note 17

11% Notes:
----------

     On December 29, 1993, SFHI consummated a public offering (the "Offering") of 11,500 units, with each unit consisting of $10,000 principal of the 11% Notes and one warrant to acquire, for no additional consideration, an additional $1,000 principal amount of the 11% Notes upon exercise no later than December 15, 1996. The 11% Notes were secured by, among other things, a second priority deed of trust on the Santa Fe and were guaranteed by the Company. Interest was payable semi-annually on June 15 and December 15, at the rate of 11% per annum. The 11% Notes matured on December 15, 2000. Assuming all warrants were exercised on December 15, 1996, the total principal amount of 11% Notes to be paid at maturity would have been $126.5 million and the effective rate of interest per annum would have been 12.46%. Prior to repayment SFHI was subject to certain covenants under the indenture in which the 11% Notes were issued including, among other things, restrictions on the incurrence of additional debt and making any loan or any distribution or dividends to any affiliate of the Company.

     As of September 30, 2000, $99.1 million principal amount of the 11% Notes was outstanding. The 11% Notes are reported in the Consolidated Balance Sheet net of unamortized debt discount of $300,000 and of the $33.1 million principal amount held by SLVC and pledged as collateral for the SLVC Notes. In the accompanying Consolidated Balance Sheet, the balance due is classified as Debt to be paid upon sale of assets. See Note 20

9 1/2% Notes:
-------------

     In April 1998, SFHI issued $14 million principal amount of 9 1/2% Notes, secured by a first priority deed of trust on the Santa Fe. The 9 1/2% Notes required quarterly interest only payments, and matured on December 15, 2000. SFHI used approximately $10.7 million of proceeds to purchase gaming and other equipment under lease and approximately $1.2 million of the proceeds to fund in part the purchase of additional gaming equipment. In the accompanying Consolidated Balance Sheet, the balance due is classified as Debt to be paid upon sale of assets. See Note 20

Equipment Notes:
----------------

     In April 1998, SFHI modified the terms of two $5 million promissory notes due an affiliate, aggregating approximately $10 million ("Equipment Notes") in connection with a sale by the affiliate of the Equipment Notes to a third party. The terms were modified to (i) reduce the interest rate to 11% and to extend the maturity date from May 1998 to April 2001 and (ii) grant a security interest in certain gaming and other equipment. In April 1998, the Company consummated the sale of the Equipment Notes for cash proceeds of approximately $9 million. In December 1998, SFHI amended the terms of one of the Equipment Notes to reduce the principal amount to $4.5 million and to provide for amortization payments of principal and interest until maturity. In the accompanying Consolidated Balance Sheet, the balance due is classified as Debt to be paid upon sale of assets.
See Note 20

Sierra Note:
------------

     The Sierra Note, issued in December 1993 for $6.6 million, bears interest at 2% above the prime rate and originally was payable in monthly installments of principal and interest of $80,099 commencing December 1993 until maturity in December 1998. In October 1998, the Company amended the terms of the Sierra Note to extend the maturity date to December 2000, provide for certain mandatory prepayment requirements and to require interest only payments until the maturity date. In the accompanying Consolidated Balance Sheet, the balance due is classified as Debt to be paid upon sale of assets. See Note 20

8. Leases

     All non-cancelable leases have been classified as capital or operating leases. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property.

     At September 30, 2000, the Company had an operating lease for real property which expires in 2078 and had no property and equipment under a capital leases.

At September 30, 1999, equipment leased under capital leases are recorded in the Consolidated Balance Sheets as follows:


                                               September 30, 1999
                                               ------------------
Equipment                                         $      934,991
Less accumulated amortization                            742,051
                                                  --------------
Total                                             $      192,940
                                                  ==============

    Amortization of assets leased under capital leases is included in depreciation and amortization expense in the consolidated Statements of Operations.

    Future minimum lease payments as of September 30, 2000 are as follows:

                                      Operating
                                     -----------
               2001                  $   745,452
               2002                      745,452
               2003                      745,452
               2004                      745,452
               2005                      745,452
               Thereafter             54,604,359
                                     -----------
                                     $58,331,619
                                     ===========

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

9. Preferred Stock

     The Company has outstanding redeemable exchangeable cumulative preferred stock ("Preferred Stock"). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends were declared on the Preferred Stock in fiscal 1997, 1998, 1999 and 2000. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%. Beginning October 1, 1999, the dividend rate increased to 12.0% and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The accrued stock dividends have been recorded as an increase to the Preferred Stock account. The dividend rate is 13.0% effective October 1, 2000. As of September 30, 2000, the aggregate liquidation preference of the Preferred Stock was $26.4 million, or $2.99 per share (the "Liquidation Preference").

     At the election of the Company, the Preferred Stock is redeemable, in whole or in part, at any time and from time to time at a redemption price equal to the per share liquidation preference of $2.14 plus an amount equal to all accrued but unpaid dividends, whether or not declared.

     At the election of the Company, shares of Preferred Stock may be exchanged from time to time for Junior Subordinated Notes of the Company. The principal amount of the Junior Subordinated Notes, if issued, will be equal to the Liquidation Preference of the Preferred Stock for which such notes are exchanged. The Junior Subordinated Notes would mature on September 30, 2008, and would bear interest at an annual rate of 11%, payable semi-annually.

     The Company has accrued, but not paid, dividends on the Preferred Stock since September 30, 1996. Dividends accrued but not paid were $7.5 million and $5.2 million as of September 30, 2000 and 1999, respectively. Pursuant to the Certificate of Designation, because at least one full dividend payment has been accrued but not paid for two years, the holders of the Preferred Stock, as a separate class, are entitled to elect two directors to the Company's board of directors. The two directors elected by Preferred Stockholders are in addition to the five directors elected by the holders of the Company's Common Stock. The Preferred Stockholders' right to elect two directors will continue until all dividend arrearages have been paid.

10. Stock Option Plan

     The Company has a Key Employee Stock Option Plan (the "Stock Option Plan") providing for the grant of up to $1.2 million shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. During the fiscal year ended September 30, 1998,
447,785 options were granted at a price of $1.50.   As of September 30, 2000,
there were 579,535 options outstanding under the Stock Option Plan. During fiscal year 2000, 5,000 options were exercised and no options were exercised during fiscal years 1999 and 1998. The outstanding options have an expiration date of February 2007.

     In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") which provides for the grant of up to 100,000 shares of its common stock to the directors. Directors are automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. As of September 30, 2000, there were 62,500 options outstanding under this plan. The outstanding options have an expiration date of February 2007.

     SFHI, SLVC and PHI (collectively, the "Subsidiaries"), have adopted subsidiary stock option plans (the "Subsidiary Plans"). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary's Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company's long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2000, no options had been granted under any Subsidiary Plans.

Accounting for stock-based compensation:

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Although SFAS 123 encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25").

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

     The following table discloses the Company's pro forma net income and net income per share for 1998 assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123. The table also discloses the weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted. No stock options were granted in 2000 and 1999, and therefore, no information has been included.

     The model assumes no expected future dividend payments on Santa Fe Gaming's Common Stock for the options granted in 1998 (dollars in thousands, except per share data).

                                                              1998
                                                            ---------
      Net income (loss):
         As reported                                         $(63,859)
         Pro forma                                           $(64,067)

      Net income (loss) per share:
         As reported                                         $ (10.31)
         Pro forma                                           $ (10.34)

      Weighted average assumptions:
         Expected stock price volatility                        100.0%
         Risk-free interest rate                                  5.4%
         Expected option lives (in years)                         4.0
         Estimated fair value of options                     $   0.72

11. Federal Income Taxes

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

The expense (benefit) for income taxes attributable to pre-tax income consisted of:

  Year Ended September 30                      2000        1999        1998
  ---------------------------------------------------    --------    --------
  (Dollars in thousands)
  Current                                   $     120    $      0    $      0
  Deferred                                    (10,982)          0           0
                                            ---------    --------    --------
  Total expense (benefit)                   $ (10,862)   $      0    $      0
                                            =========    ========    ========

     The expense (benefit) for income taxes attributable to pre-tax income differs from the amount computed at the federal income tax statutory rate as a result of the following:

       Year Ended September 30                  2000       1999        1998
       ------------------------------------------------  ---------  ----------
       (Dollars in thousands)
       Amount at Statutory rate               $   1,492  $  (6,221) $  (21,820)
       Goodwill                                       0          0      14,732
       Valuation Allowance                      (12,447)     6,028       6,418
       Lobbying costs/Political contributions        17         15          82
       Other                                         76        178         588
                                              ---------  ---------  ----------
                                              $ (10,862) $       0  $        0
                                              =========  =========  ==========

     The components of the deferred tax asset (liability) consisted of the following:

        Year Ended September 30                 2000        1999       1998
        ----------------------------------------------   ---------   ---------
        (Dollars in thousands)
        Deferred tax liabilities
        Prepaid expenses                     $     984   $   1,311   $     972
        Fixed asset cost, depreciation
         and amortization, net                  11,146      11,579      11,587
        Original issue discount                     34          34          34
        Other                                    2,236       2,236       2,142
                                             ---------   ---------   ---------
        Gross deferred tax liabilities       $  14,400   $  15,160   $  14,735
                                             =========   =========   =========

        Deferred tax assets
        Net operating loss carryforward      $  23,065   $  25,645   $  19,371
        Reserves for accounts and
         contracts receivable                      604         539         517
        Other                                      477          61          41
        Deferred payroll                           362         488         443
        Tax credits                                874         874         780
                                             ---------   ---------   ---------
        Gross deferred tax assets               25,382      27,607      21,152
                                             ---------   ---------   ---------
        Net deferred tax asset (liability)
         before valuation allowance             10,982      12,447       6,417
        Valuation Allowance                                (12,447)     (6,417)
                                             ---------   ---------   ---------
        Net deferred tax asset (liability)   $  10,982   $       0   $       0
                                             =========   =========   =========

       At September 30, 2000, the Company had a net operating loss carryforward for regular income tax purposes of approximately $67.8 million, which will fully expire by the year 2019. The Company recorded a valuation allowance in fiscal 1999 and 1998 to reduce the carrying value of the net deffered tax assets due to the uncertainty surrounding the utilization of the net operating losses. The valuation allowance was recovered in fiscal 2000 due to the sale of substantially all of the assets of SPRT in October 2000 resulting in a federal income tax benefit of $11.0 million.

12. Benefit Plans

       The Company has a savings plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all of the Company's employees. The Company's matching contributions paid in 2000, 1999 and 1998 were $124,000, $114,000, and $105,000, respectively.

13. Related Parties

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

       In June 2000, the Company entered into an unsecured note for $1.5 million, with Paul W. Lowden, Chairman and President of the Company which bears interest at the rate of 12% per annum. The proceeds from the note together with available working capital, were used to make a $3.0 million principal payment due June 20, 2000 on the SLVC Notes. The note was repaid in connection with the SFHI asset Sale. See Note 20

       In connection with the SFHI Asset Sale, Paul W. Lowden and members of the family of Paul W. Lowden, majority stockholder of the Company, agreed to a three year non-compete agreement. In November 2000, the Company agreed to pay $205,000 to Mr. David Lowden for services rendered in connection with the SFHI Asset Sale.

14. Loss on Asset Impairment

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

15. Other Expense

       During fiscal year 2000, the Company reported a charge to earnings of approximately $350,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated. During the quarters ended December 31, 1998 and September 30, 1999, the Company reported charges to earnings of approximately $530,000 and $510,000 associated with costs and expenses in connection with the exchange offer portion of a consent solicitation and a proposed offering of debt securities, neither of which was consummated. Additionally, in fiscal 1998, the Company reported a charge to earnings of approximately $760,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated.

16. Extraordinary Items

       Between December 1999 and August 2000, SLVC purchased approximately $18.4 million principal amount of 13 1/2% Notes, plus accrued and unpaid interest. The Company reported an extraordinary gain on the acquisition of the 13 1/2% Notes by SLVC of approximately $1.9 million, net of tax provision of approximately $1.0 million, in the accompanying Consolidated Statements of Operations for the fiscal year ended September 30, 2000.

17. Petition for Relief Under Chapter 11 of the United States Bankruptcy Code and Liabilities Subject to Compromise; Related Litigation

a. Petition for Relief Under Chapter 11

       On February 23, 1999, PFC voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to
facilitate the reorganization of the 13 1/2% Notes.   PFC and PHI (collectively,
the "Debtors") filed on February 7, 2000 a proposed Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization

(the "Modified Joint Plan"). The Bankruptcy Court approved a motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan. The Restated Modified Joint Plan provided that the Debtors' creditors, including holders of PFC's 13 1/2% Notes, must be paid in full on or before August 31, 2000.

     In August 2000, PHI borrowed from the purchaser of the SFHI assets $36.0 million under the terms of the credit agreement entered into in connection with the agreement for the SFHI Asset Sale and used the proceeds of the borrowing, together with $5.0 million in additional borrowings under the SLVC Notes and $2.0 million of existing working capital, as well as the retirement of the 13 1/2% Notes owned by SLVC to retire all outstanding 13 1/2% Notes. On September 26, 2000, the Bankruptcy Court dismissed the case.

     In August 2000, HBP filed an application for Order authorizing and directing the allowance of and payment of the administrative expense claims of HBP aggregating $1.1 million under section 503 (b) of Title 11 of the United States Code. The Company filed a response in opposition to the application. In December 2000, the Bankruptcy Court denied summary judgement motion filed by the Company and scheduled trial on this matter for April 2001.

b. Guarantee Litigation -  Hudson Bay

     The Company is the plaintiff in an action titled Santa Fe Gaming Corp. v. Hudson Bay Partners, L.P., et al., CV-S-99-00298-KJD (LRL). This action was instituted on March 11, 1999 in the United States District Court for the District of Nevada. The defendants are Hudson Bay Partners, L.P., ("HBP"), and David H. Lesser. The complaint includes causes of action for violation of
Section 13(d) of the Securities and Exchange Act of 1934, breach of contract, fraud, violation of Nevada's Uniform Trade Secrets Act, and intentional interference with prospective economic advantage. The Company alleges that the defendants failed to comply with the requirements of Section 13(d) in connection with their purchases of the Company's preferred stock, and that defendants wrongfully obtained and used confidential and proprietary information. The Company has been advised that HBP owns approximately 3.5 million shares or 38.9% of the Company's outstanding Preferred Stock.

     The Company seeks all appropriate injunctive relief in connection with its
Section 13(d) claim, specific performance and consequential and compensatory damages in connection with its breach of contract claim, compensatory and punitive damages in connection with its fraud and intentional interference with prospective economic advantage claims, and injunctive relief and punitive damages in connection with its claim under Nevada's Uniform Trade Secrets Act, as well as any other appropriate relief. On April 30, 1999, the court denied the Company's motion for preliminary injunction with respect to the 13(d) claim.

     On or about June 18, 1999, defendant HBP, who alleges that it held approximately $4.7 million of the 13 1/2% Notes, filed a counterclaim against the Company in which it alleged that the Company was in default on its guarantee of the 13 1/2% Notes and sought to recover the amounts it claimed are past due on the 13 1/2% Notes. On or about July 19, 1999, HBP filed a motion for summary judgment on its counterclaim and a request to have that judgment entered, which the Company has opposed. Following HBP's sale of all of the 13 1/2 % Notes it held, on or about June 9, 2000, the Company moved for summary judgment on HBP's counterclaim on the grounds that HBP no longer had standing to enforce the Company's guarantee. After the Company filed this motion, HBP agreed to dismiss its counterclaim, and the court therefore denied as moot both HBP's and the Company's motions for summary judgment on HBP's counterclaim.

     Also on or about June 9, 2000, HBP filed a motion for summary judgment on all of the claims asserted by the Company. The Company opposed this motion, which was fully briefed on or about July 10, 2000. No hearing date has been set on the motion.

       No trial date has been set in the action. Although the period for discovery has expired, the parties will, by agreement, conduct a limited amount of additional discovery.

       On or about July 25, 2000, the Company filed a motion to substitute itself as plaintiff in the action titled Station Casino, Inc. v. David Lesser and Hudson Bay Partners, L.P., et al., CV-S-99-00416 LDG (LRL), now pending in the United States District Court for the District of Nevada. This action involves claims by Station Casino, Inc. ("Station") against David Lesser and HBP for breach on contract, breach of implied contract, misappropriation of trade secrets in violation of Nevada's Uniform Trade Secrets Act, and intentional interference with prospective economic return advantage. These claims arise from the same events underlying the Company's action against HBP and David Lesser. The Company seeks substitution pursuant to a written agreement in which Station assigned to the Company all of Station's claims in its action against David Lesser and HBP. David Lesser and HBP have filed pleadings in opposition to this motion. No hearing date has been set on the motion, and no trial date has been set in the action.

c. Reorganization Expenses

       In fiscal years 2000 and 1999, PHI incurred approximately $3.4 million and $2.4 million, respectively, in reorganization expenses pursuant to PHI's petition for relief under Chapter 11 of the United States Bankruptcy Code .

18. Contingencies

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

     On December 7, 1999, the Court issued its Orders on the summary judgment motions filed by the parties. The Court partially granted the Company's motion for summary judgment to some of the claims disputed by Miller in his cross-complain, but left some issues to be decided for trial. The Court also denied Miller, et al's motion for summary judgment dismissing the Company's remaining claims. However, the Court granted one of the Miller defendants' motion for summary judgment, in effect, precluding one of the claims made by the Company from being raised at trial. Thereafter the Company filed a Motion for Reconsideration of the ruling which was granted by the Court. The trial of this matter is now set to commence in the U.S. District in Las Vegas, Nevada on April 16, 2001.

19. Supplemental Statement of Cash Flows Information

       Supplemental statement of cash flows information for the years ended September 30, 2000, 1999 and 1998 is presented below:

                                                           2000              1999              1998
                                                         --------          --------          --------
                                                                   (Amounts in Thousands)
       Operating activities:
       Cash paid during the year for interest, net of
         amounts capitalized of $0, $0 and $108
         for 2000, 1999 and 1998, respectively           $ 27,999          $ 17,265          $ 23,355
                                                         ========          ========          ========

       Cash paid during the year for income taxes:       $      0          $      0          $      0
                                                         ========          ========          ========
       Investing and financing activities:
         Capital lease obligations incurred in
         connection with the acquisition of
         machinery and equipment                         $      0          $      0          $     22
                                                         ========          ========          ========
       Long-term debt incurred in connection with
         the acquisition of machinery and
          equipment                                      $    391          $    696          $ 11,160
                                                         ========          ========          ========
       Preferred stock dividends at liquidation value:
       Accrued                                           $  2,322          $  2,132          $  1,516
                                                         ========          ========          ========

20. Subsequent Events

       On October 2, 2000, SFHI sold substantially all of its assets for $205 million ("SFHI Asset Sale"). In connection with the sale, the Company, Paul W. Lowden majority stockholder of the Company, and members of the family of Paul W. Lowden, entered into a three year non-compete agreement. The Company used approximately $182.2 million of the net proceeds from the SFHI Asset Sale to satisfy substantially all of its indebtedness plus accrued interest thereon, to pay costs of the transaction and the remaining proceeds, approximately $22.8 million, were added to working capital, including $1.5 million held in escrow pursuant to the terms of the SFHI Asset Sale and $6.0 million deposited with a qualified intermediary, in contemplation of completing a like-kind exchange of real property to defer all or a portion of the gain. SFHI assumed the 10% Note in connection with the SFHI Asset Sale.

       As a result of the SFHI Asset Sale, Santa Fe Gaming expects to record in the consolidated financial statements a pre-tax gain on sale of approximately $140.0 million in the quarter ending December 31, 2000.

21.  Segment Information

    The Company's primary operations are in the hotel/casino industry. "Other" below includes financial information for the Company's other operations.

                                                      Twelve Months Ended September 30
                                                    -----------------------------------
                                                      2000         1999          1998
                                                    --------    --------       --------
          Pioneer Hotel                                      (Dollars in thousands)
          ---------------------------------
          Operating revenues                        $ 45,876    $ 44,760       $ 40,663
                                                    ========    ========       ========
          Operating income (loss)                   $  1,680    $  1,776       $(44,998)
                                                    ========    ========       ========
          Interest expense                          $  6,467    $  7,882       $  8,139
                                                    ========    ========       ========
          Depreciation and amortization             $  2,502    $  2,666       $  5,604
                                                    ========    ========       ========
          Rents                                     $    741    $    724       $    840
                                                    ========    ========       ========
          EBITDA (1)                                $  9,288    $  8,648       $  6,597
                                                    ========    ========       ========
          Capital expenditures                      $  1,379    $  1,094       $  2,662
                                                    ========    ========       ========
          Identifiable assets (2)                   $ 37,749    $ 42,740       $ 47,561
                                                    ========    ========       ========

          Santa Fe Hotel
          ---------------------------------
          Operating revenues                        $ 84,363    $ 80,091       $ 71,520
                                                    ========    ========       ========
          Operating income                          $ 11,076    $ 11,299       $ 12,241
                                                    ========    ========       ========
          Interest expense                          $ 14,485    $ 14,723       $ 14,072
                                                    ========    ========       ========
          Depreciation and amortization             $  7,969    $  7,701       $  6,002
                                                    ========    ========       ========
          Rents                                     $      0    $      0       $  1,250
                                                    ========    ========       ========
          EBITDA (1)                                $ 22,371    $ 22,116       $ 20,619
                                                    ========    ========       ========
          Capital expenditures                      $    801    $  4,171       $ 14,137
                                                    ========    ========       ========
          Identifiable assets (2)                   $ 74,329    $ 85,719       $ 88,967
                                                    ========    ========       ========

          Other & Eliminations
          ---------------------------------
          Operating revenues                        $    828    $    756       $    666
                                                    ========    ========       ========
          Operating loss                            $   (927)   $ (3,899)      $ (2,456)
                                                    ========    ========       ========
          Interest expense                          $  1,205    $  3,303       $  3,161
                                                    ========    ========       ========
          Depreciation and amortization             $    946    $  3,305       $  2,118
                                                    ========    ========       ========
          EBITDA (1)                                $    225    $    137       $   (146)
                                                    ========    ========       ========
          Capital expenditures                      $    357    $   (266)      $     83
                                                    ========    ========       ========
          Identifiable assets (2)                   $ 33,518    $ 49,566       $ 55,638
                                                    ========    ========       ========
          Total
          ---------------------------------
          Operating revenues                        $131,067    $125,607       $112,849
                                                    ========    ========       ========
          Operating income (loss)                   $ 11,829    $  9,176       $(36,213)
                                                    ========    ========       ========
          Interest expense                          $ 22,157    $ 25,908       $ 25,372
                                                    ========    ========       ========
          Depreciation and amortization             $ 11,417    $ 13,672       $ 13,724
                                                    ========    ========       ========
          Rents                                     $    741    $    724       $  2,090
                                                    ========    ========       ========
          EBITDA (1)                                $ 31,884    $ 30,901       $ 27,070
                                                    ========    ========       ========
          Capital expenditures                      $  2,537    $  4,999       $ 16,882
                                                    ========    ========       ========
          Identifiable assets (2)                   $145,596    $178,025       $192,166
                                                    ========    ========       ========


          (1) EBITDA represents earnings before interest, taxes, depreciation and amortiation, rents, corporate expenses, reorganization expenses and other nonrecurring charges.
          (2) Identifiable assets represents total assets less elimination for intercompany items.

22.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(dollars in thousands, except per share)             2000            1999
----------------------------------------          --------        --------

Revenues
   First Quarter                                  $ 32,808        $ 30,154
   Second Quarter                                   35,085          32,251
   Third Quarter                                    33,158          32,251
   Fourth Quarter                                   30,016          30,951
                                                  --------        --------
                                                  $131,067        $125,607
                                                  ========        ========

Operating Income
   First Quarter                                  $  1,412        $  3,717
   Second Quarter                                    6,474           3,887
   Third Quarter                                     3,926             784
   Fourth Quarter                                       17             788
                                                  --------        --------
                                                  $ 11,829        $  9,176
                                                  ========        ========

Extraordinary Item, net of
Tax Provision
   First Quarter                                  $  1,367        $      0
   Second Quarter                                      464               0
   Third Quarter                                         8               0
   Fourth Quarter                                       37               0
                                                  --------        --------
                                                  $  1,876        $      0
                                                  ========        ========

Extraordinary Item, net of
Tax Provision
per Common Share
   First Quarter                                  $   0.22        $   0.00
   Second Quarter                                     0.07            0.00
   Third Quarter                                      0.00            0.00
   Fourth Quarter                                     0.01            0.00
                                                  --------        --------
                                                  $   0.30        $   0.00
                                                  ========        ========

Net Income (Loss)
   First Quarter                                  $  9,167        $ (3,339)
   Second Quarter                                    2,133          (2,424)
   Third Quarter                                    (1,472)         (5,560)
   Fourth Quarter                                    5,296          (6,452)
                                                  --------        --------
                                                  $ 15,124        $(17,775)
                                                  ========        ========

Net Income (Loss) per
Common Share
   First Quarter                                  $   1.39        $  (0.62)
   Second Quarter                                     0.25           (0.48)
   Third Quarter                                     (0.33)          (0.99)
   Fourth Quarter                                     0.76           (1.12)
                                                  --------        --------
                                                  $   2.07        $  (3.21)
                                                  ========        ========

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of The Registrant Executive
          ------------------------------------------------------------
Compensation and Other Information
----------------------------------

     The information regarding the directors and executive officers of the Company to be included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

  (b)  Reports on Form 8-K filed during the last quarter of 2000.

       None

 (c)   Exhibits

Exhibit
  No.                        DESCRIPTION OF EXHIBIT
-------

3.1 Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

Exhibit
 No.                         DESCRIPTION OF EXHIBIT
-------

3.2 Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3     Amended and Restated Bylaws of Santa Fe Gaming Corporation. (14)

10.1    Pioneer Ground Lease, as amended. (1)

10.2 Conformed Lessor's Agreement dated as of November 16, 1988 among Lessor, Lessee and Pioneer Operating Partnership relating to the Pioneer Acquisition. (1)

10.3 Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (2)

10.4 Promissory Note in the amount of $2,760,079 dated October 10, 1990 executed by Santa Fe Operating Limited Partnership in favor of Deutsche Credit Corporation, collateralized by equipment. (4)

10.5    Key Employee Stock Option Plan. (5)

10.6 Lease Modification Letter dated August 24, 1995 by and between Wet N' Wild Nevada, Inc. and Sahara Corporation. (6)

10.7 Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with Assignment of Rents, dated as of January 16, 1996, by and among Sahara Las Vegas Corp., as trustor, Stewart Title of Nevada, as trustee, and SunAmerica Life Insurance Company, as beneficiary. (7)

10.8 Security Agreement, dated as of January 16, 1996, by and between Sahara Las Vegas Corp. and SunAmerica Life Insurance Company. (7)

10.9 Guaranty, dated as of January 16, 1996, made by Sahara Gaming Corporation in favor of SunAmerica Life Insurance Company. (7)

10.10 Sahara Las Vegas Corp. Tranche A Note due December 15, 1999, dated July 31, 1997 (8)

10.11   Casino Properties Guaranty dated July 29, 1997 (8)

10.12   Sahara Resorts Guaranty dated July 29, 1997 (8)

10.13   Hacienda Hawaiian Guaranty dated July 29, 1997 (8)

10.14   First Amendment to Company Security Agreement dated July 29, 1997 (8)

10.15   Sahara Resorts Pledge Agreement dated July 29, 1997 (8)

Exhibit
 No.                          DESCRIPTION OF EXHIBIT
--------

10.16     Company Pledge Agreement dated July 29, 1997 (8)

10.17     Casino Properties Pledge Agreement dated July 29, 1997 (8)

10.18     Hacienda Hawaiian Pledge Agreement dated July 29, 1997 (8)

10.19 Second Amended and Restated Note Purchase Agreement dated as of November 25, 1997 among Registrant, SLVC and the holders named therein. (9)

10.20     Form of Tranche A Promissory Note. (9)

10.21     Form of Tranche B Promissory Note. (9)

10.22 Second Amendment to Deed of Trust, Fixture filing and Financing Statement and Security Agreement with Assignment of Rents executed and delivered on November 25, 1997 by SLVC in favor of SunAmerica Life Insurance Company, as Collateral Agent. (9)

10.23 Second Amendment to Security Agreement executed and delivered on November 25, 1997 between SLVC and SunAmerica Life Insurance Company, as Collateral Agent. (9)

10.24 Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with Assignment of Rents executed and delivered on November 5, 1997 by SLVC in favor of SunAmerica Life Insurance Company, as Collateral Agent. (9)

10.25 Second Amendment to Subordination, Non-Disturbance and Attornment Agreement dated November 25, 1997 among SLVC, Wet `N Wild Nevada, Inc. And SunAmerica Life Insurance Company, as Collateral agent. (9)

10.26 Second Amendment to the Environmental Indemnity Agreement executed and delivered on November 25, 1997 by Registrant and SLVC in favor of Sun America Life Insurance Company, as Collateral Agent. (9)

10.27 Environmental Indemnity Agreement issued by Registrant and SLVC on November 25, 1997 in favor of SunAmerica Life Insurance Company, as Collateral Agent. (9)

10.28 Consent to Amendment and Restatement delivered on November 25, 1997 by Registrant, Sahara Resorts, Casino Properties, Inc. and Hacienda Hawaiian Properties, Inc. (9)

10.29 Purchase Agreement by and between Santa Fe Gaming Corporation and Steve Allen dated November 21, 1997 (10)

10.30 First Supplemental Indenture with respect to 11% First Mortgage Notes due 2000 between Santa Fe Hotel Inc., Santa Fe Gaming Corporation and IBJ Schroder Bank & Trust Company dated as of April 14, 1998 (11)

10.31 Amended and Restated Note by and between Santa Fe Hotel Inc., Santa Fe Gaming Corporation in favor of PDS Financial Corporation-Nevada, as Collateral Agent dated April 14, 1998 (11)

Exhibit
 No.                           DESCRIPTION OF EXHIBIT
-------


10.32 Security Agreement between Santa Fe Hotel Inc. and PDS Financial Corporation-Nevada, as Collateral Agent dated April 14, 1998 (11)

10.33 Amended and Restated Promissory Note by and between Santa Fe Hotel Inc., Santa Fe Gaming Corporation in favor of PDS Financial Corporation-Nevada, as Collateral Agent dated April 14, 1998 (11)

10.34 Security Agreement between Santa Fe Hotel Inc. and PDS Financial Corporation-Nevada dated April 14, 1998 (11)

10.35     Form of Promissory Note due December 15, 2000 (11)

10.36 Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with assignment of Rents executed and delivered on April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent. (11)

10.37 Security Agreement dated as of April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent.
          (11)

10.38 Environmental Indemnity Agreement dated as of April 14, 1998 by Santa Fe Hotel Inc. in favor of SunAmerica Life Insurance Company, as Collateral Agent. (11)

10.39 Guaranty dated as of April 14, 1998 by Santa Fe Gaming Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent. (11)

10.40 Subordination and Intercreditor Agreement dated as of April 14, 1998 among SunAmerica Life Insurance Company, as Collateral Agent, Santa Fe Hotel Inc. and IBJ Schroder Bank & Trust Company, as Trustee (11)

10.41 Amended and Restated Promissory Note dated as of October 1, 1998 by Santa Fe Gaming Corporation in favor of Sierra Construction Corp. (12)

10.42 Security Agreement by and between Hacienda Hotel Inc. and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

10.43 Security Agreement by and between Santa Fe Coffee Company and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

10.44 Security Agreement by and between Sahara Nevada Corp. and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

10.45 Security Agreement by and between Santa Fe Gaming Corporation and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

10.46 Pledge Agreement by and between Santa Fe Gaming Corporation and IBJ Schroder Bank & Trust Company dated November 30, 1998. (13)

Exhibit
 No.                       DESCRIPTION OF EXHIBIT
--------

10.47 Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999.

10.48 First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land. (14)

10.49 Management Agreement by and between Santa Fe Gaming Corporation and Santa Fe Hotel Inc. dated as of July 1, 1999. (15)

10.50 Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (15)

10.51 First Amendment to Second Amended and Restated Note Purchase Agreement by and among Santa Fe Gaming Corporation, Sahara Las Vegas Corp., SunAmerica Life Insurance Company, and Anchor National Life Insurance Company dated June 18, 1999. (15)

10.52 Purchase and Sale Agreement dated November 15, 1999 by and between SLVC and Station Casinos, Inc. (16)

10.53 Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (16)

10.54 Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (16)

10.55 First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (16)

10.56 Unsecured Promissory Note dated November 15, 1999 by Station Casinos, Inc. to SLVC dated November 15, 1999. (16)

10.57 Second Amendment to Second Amended and Restated Note Purchase Agreement dated November 15, 1999 by and among SLVC, SFGC, SunAmerica Life Insurance Company and Anchor National Life Insurance Company.
          (16)

10.58 Forbearance Agreement dated September 8, 1999 by and between SFGC and GMS Group, LLC. (16)

10.59 Third Amendment to Second Amended and Restated Note Purchase Agreement dated December 16, 1999 by and among SLVC, SFGC, SunAmerica Life Insurance Company and Anchor National Life Insurance Company. (17)

Exhibit
  No.                         DESCRIPTION OF EXHIBIT
--------

10.60 Third Amendment to Deed of Trust, Fixture Filing and Financing Statement and Security Agreement with assignment of Rents executed and delivered on December 16, 1999 by Sahara Las Vegas Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent. (17)

10.61 Third Amendment to Environmental Indemnity Agreement dated as of December 16 by Sahara Las Vegas Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent. (17)

10.62 Third Amendment to Security Agreement dated as of April 14, 1998 by Sahara Las Vegas Corporation in favor of SunAmerica Life Insurance Company, as Collateral Agent. (17)

10.63 Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (18)

10.64 Asset Purchase Agreement dated June 12, 2000 by and among Santa Fe Hotel Inc., Santa Fe Gaming Corporation and Station Casinos, Inc. (19)

10.65 Credit Agreement dated as of June 12, 2000 by and between Pioneer Hotel Inc. and Station Casinos, Inc. (19)

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

          17) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-K for the year Ended September 30, 1999.

          18) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 2000.

          19) Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated June 12, 2000

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SANTA FE GAMING CORPORATION


December 28, 2000                  By: /s/ Paul W. Lowden
                                      -------------------
                                        Paul W. Lowden, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                        Title                                     Date
    ---------                        -----                                     ----
/s/ Paul W. Lowden       Chairman of the Board and President
----------------------
Paul W. Lowden           (Principal Executive Officer)                     December 28, 2000


/s/ Suzanne Lowden       Director                                          December 27, 2000
----------------------
Suzanne Lowden


/s/ Howard E. Foster     Special Director                                  December 28, 2000
----------------------
Howard E. Foster


                         Special Director                                  December __, 2000
----------------------
David Lesser


/s/ John Delaney         Director                                          December 27, 2000
----------------------
John Delaney


                         Director                                          December __, 2000
----------------------
William J. Raggio


/s/ Thomas K. Land       Director and Chief Financial Officer
----------------------
Thomas K. Land           (Principal Financial and Accounting (Officer)     December 28, 2000