Form 10-K/A
period 2000-09-30
SANTA FE GAMING CORP
filed 2001-01-29
CIK 812482

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

Commission file number 1-9481

                          SANTA FE GAMING CORPORATION
            (Exact name of Registrant as specified in its charter)

Nevada                                                          88-0304348
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

4336 Losee Rd, #9
North Las Vegas, Nevada                                            89030
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (702) 658-4300


     The undersigned registrant hereby amends the following items of its Annual Report for the fiscal year ended September 30, 2000 on Form 10-K as set forth in the pages attached hereto.

================================================================================

                                    PART 1

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY
-------

     See "Directors and Executive Officers" in Part III, Item 10 of this report for certain information concerning the executive officers of Santa Fe Gaming Corporation (the "Company").

                                   PART III

ITEM 10. Directors and Executive Officers of The Registrant
--------

DIRECTORS AND EXECUTIVE OFFICERS

     The following is a list of the current executive officers and directors:

     Name                       Position with the Company
     ----                       -------------------------
Paul W. Lowden             Chairman of the Board, President and Chief Executive
                           Officer
Thomas K. Land             Director, Senior Vice President and Chief Financial
                           Officer, Secretary, Treasurer
Suzanne Lowden             Director, Executive Vice President, Assistant
                           Secretary
William J. Raggio          Director
John W. Delaney (1)(2)     Director
Howard E. Foster           Special Director
David H. Lesser            Special Director

_______
(1)  Member of the Audit Committee of the Company.
(2)  Member of the Compensation Committee of the Company.

     The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

     Paul Lowden is 57 years old and has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company's predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden.

Thomas K. Land

     Thomas K. Land is 40 years old and joined the Company in February 1994 as Senior Vice President and Corporate Controller, and was elected Chief Financial Officer of the Company in July 1994. In addition, Mr. Land has served as Secretary and Treasurer of the Company since May 1999. Mr. Land was appointed to the board of directors in December 1995. Prior to joining the Company, Mr. Land was the Chief Financial Officer of a construction company, where he was employed from 1990 through February 1994.

Suzanne Lowden

     Suzanne Lowden is 48 years old and has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman, reporter, writer and producer of television news. Mrs. Lowden is married to Paul W. Lowden.

John W. Delaney

     John W. Delaney is 52 years old and has served as a director of the Company since January 1997, when he was appointed to fill a vacancy on the board of directors. He was elected to his current term in February 1997. Mr. Delaney is currently President and Chief Executive Officer of Cityfed Mortgage Co., a mortgage banking firm, where he has been employed since 1978.

William J. Raggio

     William J. Raggio is 74 years old and served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the boards of directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the board of directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio is also a director of Sierra Health Services, Inc., a Nevada Corporation.

Howard E. Foster

     Howard E. Foster is 56 years old and has served as a special director of the Company elected by holders of the Company's Exchangeable, Redeemable Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as chief financial officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the boards of directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation.

David H. Lesser

     David H. Lesser is 35 years old and has served as a special director of the Company elected by holders of the Company's Exchangeable, Redeemable Preferred Stock since May 2000. Mr. Lesser is President of Hudson Bay Partners, a discretionary investment firm formed in 1996 to make opportunistic investments in real estate companies and real estate intensive operating businesses. Prior to forming Hudson Bay Partners, Mr. Lesser was Senior Vice President of Crescent Real Estate Equities, Ltd, and prior to that Mr. Lesser was a Director of the Investment Banking Division of Merrill Lynch & Co. with a focus on real estate. Mr. Lesser is a director of Keystone Property Trust. Mr. Lesser and his affiliates own 3,456,942 shares or 39.03%, of the outstanding preferred stock.

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

     Based solely on its review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended September 30, 2000, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. Executive Compensation
--------

     Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2000, 1999 and 1998 of those persons who were, as of September 30, 2000, (i) the Chief Executive Officer and (ii) each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended September 30, 2000 (the "Named Executive Officers").

                          Summary Compensation Table

                                                                                   Other Annual      All Other
                                      Fiscal      Salary            Bonus          Compensation     Compensation
Name and Principal Position            Year         ($)              ($)              ($)(1)            ($)
--------------------------------     --------    --------         ----------      --------------   --------------
Paul W. Lowden                         2000        $550,000 (2)     $287,500 (2)        $0             $ 94,659 (3)
   President, Chairman                 1999        $550,000         $375,000 (2)        $0             $ 46,462 (3)
   of the Board and CEO                1998        $550,000         $550,000 (2)        $0             $ 42,494 (3)

Thomas K. Land                         2000        $184,693         $ 15,000            $0             $ 95,717 (4)
   Senior Vice President               1999        $184,693         $ 15,000            $0             $  3,835 (4)
   and Chief Financial Officer         1998        $174,676         $ 15,000            $0             $  3,785 (4)

___________________________
(1) The Company provides automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company's hotel-casinos. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry the Company believes the value of any such personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for each person named above

(2)  See "Compensation Arrangements with Mr. Lowden."

(3) "All Other Compensation" for Paul W. Lowden in fiscal 2000 includes $50,000 paid by the Company to Mr. Lowden for entering into a fifteen-year non-compete agreement in connection with the sale of real property in Henderson, Nevada and other agreements, $42,351 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,308 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. "All Other Compensation" in fiscal 1999 and 1998 consists of payments of life insurance premiums in the amounts of $44,298 and $39,937 and matching contributions of $2,164 and $2,557, respectively.

(4) "All Other Compensation" for Thomas K. Land in fiscal 2000 includes $92,500 paid by the Company to Mr. Land pursuant to the terms of his employment agreement that was in effect through September 30, 1999 as a result of certain events related to the Company's subsidiary, Pioneer Finance Corp., and its 13.5% First Mortgage Bonds due December 1, 1998, $2,019 of life insurance premiums paid by the Company for the benefit of Mr. Land, and $1,198 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Land. "All Other Compensation" in fiscal 1999 and 1998 consists of payments of life insurance premiums in the amounts of $2,113 and $1,867 and matching contributions of $1,722 and $1,867, respectively.

     Compensation Arrangements with Mr. Lowden. The Compensation Committee approved Mr. Lowden's compensation package for fiscal year 2000, which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden's efforts, the Compensation Committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2000.

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

     In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $350,000, was reinstated. In February 1999, the Company satisfied its obligation to pay the remaining $350,000 to Mr. Lowden by the offset of the outstanding $350,000 obligation of LICO to the Company. In December 1999, at the request of Mr. Lowden, the Company's payment of $175,000 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $175,000, was reinstated. The Company satisfied its obligation to pay the remaining $175,000 to Mr. Lowden by the offset of the outstanding $175,000 obligation of LICO to the Company in January 2000. In December 2000, at the request of Mr. Lowden, the Company's payment of $87,500 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $87,500, was reinstated

     Employment Agreement with Mr. Land. The Company and Thomas K. Land were parties to an employment agreement entered into as of October 1, 1999, as amended. The employment agreement provided that upon the occurrence of certain events, including the sale of substantially all the assets of the Company's subsidiary, Santa Fe Hotel Inc., (the "SFHI Asset Sale") which was consummated on October 2, 2000, Mr. Land would be entitled to receive a lump sum payment in an amount equal to one-half of his annual base salary plus other benefits that would have been otherwise payable under the employment agreement. In accordance with its terms, the Company paid to Mr. Land $92,500 in January 2001.

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

                              COMPENSATION PLANS

Stock Option Plan

     The Company's 1993 Plan provides for the grant of options with respect to an aggregate of 1,239,070 shares of the common stock to key employees as determined by the Compensation Committee. No stock options were awarded to, and no stock options were exercised by the Named Executive Officers in the fiscal year ended September 30, 2000.

1998 Subsidiary Stock Option Plans

     The Company and certain of its subsidiaries, Santa Fe Hotel Inc. ("SFHI"), Sahara Las Vegas Corp. ("SLVC"), and Pioneer Hotel Inc. ("PHI") (each a "Subsidiary" and collectively, the "Subsidiaries"), have adopted various subsidiary stock option plans (the "Subsidiary Plans"). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary's Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company's long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2000, no options had been granted under any Subsidiary Plans.

Savings Plan

     The Company has adopted a savings plan qualified under Section 401(k) of the Internal Revenue Code (the "Savings Plan"). The Savings Plan covers substantially all employees, including the Company's executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pretax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pretax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2000 was $124,000 of which $2,308, $1,198, and $4,332 was contributed by the Company to the accounts of Messrs. Lowden, Land and all other executive officers as a group, respectively, as matches for employee contributions made.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management
--------

     The following sets forth information regarding beneficial ownership of the common stock and the exchangeable redeemable preferred stock of the Company, as of January 26, 2001, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock or preferred stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial                     Shares of                                    Shares of
     Owner                         Common Stock               Percent          Preferred Stock          Percent
------------------------          --------------             ---------        -----------------        ---------
Paul W. Lowden (1)                   4,763,144   (2)            72.57%                810,000   (3)       9.15%
Suzanne Lowden                           4,791   (4)              *                     2,524   (5)         *
Thomas K. Land                          69,175   (6)            1.11%                   1,000               *
John W. Delaney                         13,750   (7)              *                         -               -
William J. Raggio                       17,972   (8)              *                     5,472               *
Howard Foster                           12,500   (8)              *                   128,126             1.45%
David H. Lessor                         66,100   (8)(9)           *                 3,456,942   (9)      39.03%
Hudson Bay Partners (10)                53,600   (9)            1.06%               3,456,942   (9)      39.03%
All Directors and Officers
     as a group (7 persons)          4,947,433                  75.54%              4,404,064            49.73%

*Less than 1%

(1) The address for Paul W. Lowden is c/o Santa Fe Gaming Corporation, P.O. Box 270820, Las Vegas, Nevada 89127. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934 (the "Exchange Act").

(2)  Includes 1,490,470 shares held by LICO, which is wholly owned by Mr.
     Lowden.

(3)  Includes 804,941 shares held by LICO, which is wholly owned by Mr. Lowden.

(4) Includes 4,521 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.

(5) Includes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.

(6) Of such shares, 68,175 may be acquired upon the exercise of outstanding stock options.

(7) Of such shares, 12,500 may be acquired upon the exercise of outstanding stock options.

(8) Of such shares, 12,500 may be acquired upon the exercise of outstanding stock options. Non-employee director receives options to purchase 12,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Such options are fully vested.

(9) Mr. Lesser is President of Hudson Bay Partners. Mr. Lesser is deemed to be the indirect beneficial owner of the shares of common stock and preferred stock held by Hudson Bay Partners.

(10) The address for Hudson Bay Partners is 237 Park Avenue, Suite 900, New York, NY 10017.

ITEM 13. Certain Relationship and Related Transactions
--------

     In January 2000, the Company paid $50,000 to each of Messers. Paul W. Lowden, Christopher W. Lowden and David G. Lowden in exchange for each of them individually having entered into a fifteen-year non-compete agreement in November 1999 in connection with the sale of real property in Henderson, Nevada and other agreements. Christopher W. Lowden and David G. Lowden are Paul Lowden's son and brother, respectively.

     In June 2000, the Company borrowed $1.5 million from Paul W. Lowden, which loan was evidenced by an unsecured promissory note that bore interest at 12% per annum. The promissory note was repaid in full in connection with the SFHI Asset Sale.

     In connection with the SFHI Asset Sale, Paul W. Lowden and members of the family of Paul W. Lowden, agreed to a three year non-compete agreement.

     In November 2000, the Company agreed to pay $205,000 to Mr. David Lowden for services rendered in connection with the SFHI Asset Sale, $75,000 of which was paid in November 2000 and the balance of which was paid in January 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended September 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized in Las Vegas, Nevada on the 29th day of January, 2001

SANTA FE GAMING CORPORATION



By: /s/ Thomas K. Land
    ------------------------------