Form 10-Q
period 2000-12-31
SANTA FE GAMING CORP
filed 2001-02-14
CIK 812482

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   DECEMBER 31, 2000
                                ---------------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from _______ to __________

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

               4336 Losee Rd, #9, North Las Vegas, Nevada 89030
--------------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 658-4300
--------------------------------------------------------------------------------
            (Registrant's  telephone  number, including area code)

               4949 North Rancho Drive, Las Vegas, Nevada 89130
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO_____
                                               -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES____    NO____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 6,205,856  as of February 13, 2001
-----------       -----------------

                          SANTA FE GAMING CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

ITEM 1    Consolidated Condensed Financial Statements

          CONSOLIDATED CONDENSED BALANCE SHEETS
               December 31, 2000 (UNAUDITED) and September 30, 2000.....      2

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               for the three months ended December 31, 2000 and 1999....      3

          CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               (DEFICIENCY) (UNAUDITED) for the three months ended
               December 31, 2000........................................      4

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               for the three months ended December 31, 2000 and 1999....      5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (UNAUDITED)..............................................      6

ITEM 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................     12

ITEM 3    Market Risk Disclosure........................................     19

PART II.  OTHER INFORMATION.............................................     20

                 Santa Fe Gaming Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                               December 31,          September 30,
ASSETS                                                             2000                  2000
------                                                         ------------          -------------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                    $ 44,113,870           $  6,986,984
  Restricted cash                                                15,000,000                      0
  Accounts receivable, net                                          426,981              1,070,242
  Inventories                                                       558,115                769,218
  Prepaid expenses and other                                      5,200,352              3,549,616
                                                               ------------           ------------
                                                                 65,299,318             12,376,060
  Assets held for sale                                                    0             63,497,055
                                                               ------------           ------------

Total current assets                                             65,299,318             75,873,115

Land held for development                                        23,109,400             23,109,400

Property and equipment, net                                      33,005,686             34,629,736

Deferred income taxes                                                     0             10,982,007

Other assets                                                        484,063              1,001,612
                                                               ------------           ------------

Total assets                                                   $121,898,467           $145,595,870
                                                               ============           ============

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
  Accounts payable                                             $  1,411,618           $  2,441,253
  Interest payable                                                    3,998              4,178,684
  Accrued and other liabilities                                   4,799,053              6,287,287
                                                               ------------           ------------
                                                                  6,214,669             12,907,224
Note payable - officer                                                    0              1,500,000
Debt to be paid upon sale of assets                                       0            174,894,440
Current portion of long-term debt                                    65,676                 72,685
                                                               ------------           ------------

Total current liabilities                                         6,280,345            189,374,349

Long-term debt - less current portion                               333,878                349,801

Obligation under lease                                           33,500,000                      0

Deferred income taxes                                            35,354,582                      0

Other liabilities                                                   587,640                      0

Minority interest                                                   100,000                      0

Stockholders' equity (deficiency)                                45,742,022            (44,128,280)
                                                               ------------           ------------

Total liabilities and stockholders' equity (deficiency)        $121,898,467           $145,595,870
                                                               ============           ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                                                     Three Months Ended December 31,
                                                                     2000                       1999
                                                                 ------------                -----------
Revenues:
  Casino                                                         $  8,185,825                $25,597,523
  Hotel                                                               524,362                  1,379,916
  Food and beverage                                                 2,074,226                  5,541,242
  Other                                                             1,650,485                  3,753,728
                                                                 ------------                -----------
Gross revenues                                                     12,434,898                 36,272,409
  Less casino promotional allowances                               (1,698,491)                (3,463,944)
                                                                 ------------                -----------
Net operating revenues                                             10,736,407                 32,808,465
                                                                 ------------                -----------

Operating expenses:
  Casino                                                            4,587,753                 11,981,029
  Hotel                                                               173,122                    466,580
  Food and beverage                                                 1,028,371                  3,734,790
  Other                                                             1,028,376                  2,968,877
  Selling, general and administrative                               1,735,037                  3,709,307
  Corporate expenses                                                  691,523                    731,101
  Utilities and property expenses                                   1,131,277                  3,661,430
  Depreciation and amortization                                       831,503                  3,266,700
  Reorganization expenses                                                   0                    876,766
                                                                 ------------                -----------
Total operating expenses                                           11,206,962                 31,396,580
                                                                 ------------                -----------
Operating income (loss)                                              (470,555)                 1,411,885

  Interest expense                                                   (483,366)                (6,414,343)
  Gain on sale of assets                                          137,238,005                 12,098,609
                                                                 ------------                -----------
Income before income tax expense and extraordinary item           136,284,084                  7,096,151

  Federal income tax expense                                      (46,336,589)                         0
                                                                 ------------                -----------
Income before extraordinary item                                   89,947,495                  7,096,151

Extraordinary item-gain on early extinguishment
  of debt, net of tax provision of $0                                       0                  2,070,567
                                                                 ------------                -----------
Net income                                                         89,947,495                  9,166,718

Dividends accrued on preferred shares, net                           (612,440)                  (568,597)
                                                                 ------------                -----------
Net income applicable to common shares                           $ 89,335,055                $ 8,598,121
                                                                 ============                ===========

Average common shares outstanding                                   6,200,356                  6,195,356
                                                                 ============                ===========
Extraordinary item, net of tax
  provision per common share
     Basic                                                       $       0.00                $      0.33
                                                                 ============                ===========

     Diluted                                                     $       0.00                $      0.30
                                                                 ============                ===========
Income per common share
     Basic                                                       $      14.41                $      1.39
                                                                 ============                ===========

     Diluted                                                     $      13.06                $      1.26
                                                                 ============                ===========

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
    Consolidated Condensed Statements of Stockholders' Equity (Deficiency)
                                  (Unaudited)

                                   Common                         Additional Paid      Accumulated       Treasury
                                    Stock       Preferred Stock     -in Capital          Deficit           Stock         Total
                                 -----------    ---------------   ---------------   ----------------   -----------   ------------
Balances, October 1, 2000         $   62,004    $    26,439,760   $    51,520,954   $   (122,063,224)  $   (87,774)  $(44,128,280)

Net income                                                                                89,947,495                   89,947,495
Preferred stock
    dividends accrued, net                              612,440                             (612,440)                           0
Treasury stock purchased                                                                                   (77,193)       (77,193)
                                  ----------    ---------------   ---------------   ----------------   -----------   ------------
Balances, December 31, 2000       $   62,004    $    27,052,200   $    51,520,954   $    (32,728,169)  $  (164,967)  $ 45,742,022
                                  ==========    ===============   ===============   ================   ===========   ============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                   Three Months Ended December 31,
                                                                                        2000              1999
----------------------------------------------------------                     ----------------    --------------
Cash flows from operating activities:
Cash and cash equivalents provided by (used in) operations                     $    (46,459,007)   $      298,008
Changes in assets and liabilities:
   Accounts receivable, net                                                             643,261            81,885
   Inventories                                                                          211,103          (180,625)
   Prepaid expenses and other                                                          (650,736)          (42,781)
   Deferred income taxes                                                             46,336,589                 0
   Other assets                                                                          64,766           433,381
   Accounts payable                                                                  (1,029,635)        1,316,630
   Interest payable                                                                  (4,174,686)       (4,242,124)
   Accrued and other liabilities                                                     (2,195,827)       (1,180,805)
                                                                               ----------------    --------------
Net cash used in operating activities
   before reorganization items                                                       (7,254,172)       (3,516,431)
Reorganization expenses incurred in connection with
   Chapter 11 and related legal proceedings                                                   0          (876,766)
                                                                               ----------------    --------------
Net cash used in operating activities                                                (7,254,172)       (4,393,197)
                                                                               ----------------    --------------
Cash flows from investing activities:
   Proceeds of sale of assets                                                       207,500,000        37,126,512
   Increase in restricted cash                                                      (15,000,000)                0
   Cost and expenses related to sale                                                 (3,691,166)                0
   Capital expenditures                                                                (210,432)         (555,584)
   Development costs                                                                          0           (25,388)
                                                                               ----------------    --------------
Net cash provided by investing activities                                           188,598,402        36,545,540
                                                                               ----------------    --------------
Cash flows from financing activities:
   Proceeds of obligation under lease                                                32,500,000                 0
   Paid on long-term debt                                                          (175,240,151)      (22,958,221)
   Paid on note payable - officer                                                    (1,500,000)                0
   Minority capital contribution                                                        100,000                 0
   Treasury stock purchase                                                              (77,193)                0
   Debt issue costs                                                                           0           (19,058)
                                                                               ----------------    --------------
Net cash used in financing activities                                              (144,217,344)      (22,977,279)
                                                                               ----------------    --------------
Increase in cash and cash equivalents                                                37,126,886         9,175,064

Cash and cash equivalents, beginning of period                                        6,986,984        13,710,226
                                                                               ----------------    --------------
Cash and cash equivalents, end of period                                       $     44,113,870    $   22,885,290
                                                                               ================    ==============

See the accompanying Notes to Consolidated Condensed Financial Statements.

                 SANTA FE GAMING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation and General Information

Santa Fe Gaming Corporation (the "Company" or "Santa Fe Gaming"), is a publicly traded Nevada corporation. The Company's primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. ("PHI") which operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada. In addition the Company owns real estate on Las Vegas Boulevard South (the "Strip") and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada.

Until October 2, 2000, the Company, through its wholly-owned subsidiary Santa Fe Hotel Inc. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets including the name "Santa Fe Hotel and Casino" and any derivative names and marks for $205 million (the "SFHI Asset Sale"). The Company is required to change its name by June 2001. See Notes 5, 7 and 10

On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Section 721 and 351 of the Internal Revenue Code (the "Code"), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the "Purchaser") and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions"). See Notes 4, 6, 8 and 9

2.  Summary of Significant Accounting Policies

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Costs of maintenance and repairs of property and equipment are expensed as incurred. Costs of major improvements are capitalized and depreciated over the estimated useful lives of the assets or the remaining term of the leases. Gains or losses on the disposal of property and equipment are recognized in the year of sale.
In sale/leaseback transactions of equipment, gains are deferred and recognized over the lease term and losses are recognized in the year of sale. In sale/ leaseback transactions including real property, where the Company retains an option to repurchase the assets under lease, pursuant to Statement of Financial Accounting Standards No. 98, Accounting for Leases ("SFAS 98"), the
Company accounts for the transaction as a financing transaction.

Treasury Stock

Treasury stock is the Company's own capital stock that has been issued and subsequently reacquired. The acquisition of capital stock is accounted for under the cost method, and presented as a reduction in stockholders' equity.

3.  Cash and Cash Equivalents

At December 31, 2000, the Company held cash and cash equivalents of $44.1 million compared to $7.0 million at September 30, 2000. Approximately $3.0 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in the Pioneer Transactions. See Note 8

At December 2000, approximately $6.0 of the proceeds from the SFHI Asset Sale had been deposited with a qualified intermediary in anticipation of completing
Section 1031 like-kind exchanges to defer a portion of the taxable gain realized in the SFHI Asset Sale and $1.5 million is held in escrow until October 2001 pursuant to the agreements related to the SFHI Asset Sale. See Note 7

4.  Restricted Cash

Approximately $15.0 million held by SFHI has been pledged to secure SFHI's guaranty of PHI's lease and license obligations. The permitted investments for the restricted cash are investment grade commercial paper, money market accounts, government backed securities and preferred stock of the parent of the Purchaser. Additionally, $5.0 million of the $15.0 million may be used for capital expenditures at the Pioneer, acquisition of real property and equipment under lease at the Pioneer. Disbursements from the $5.0 million for other purposes and of the $10.0 million may be made only with the approval of the Purchaser. See Note 8

5.  Assets Held For Sale

On October 2, 2000, the Company and the Company's subsidiary, SFHI, consummated the SFHI Asset Sale. The carrying value of the assets sold is approximately $63.5 million and is included in Assets held for sale in the accompanying Consolidated Condensed Balance Sheet at September 30, 2000. The Company received cash consideration of $205.0 million and used approximately $182.2 million of the net proceeds to satisfy substantially all of its indebtedness plus accrued interest thereon, to pay costs of the transactions and the remaining proceeds were added to working capital. See Notes 3, 7 -- and 9

6.  Property and Equipment, net

In December 2000, PHI entered into an agreement to sell all of its gaming equipment for cash consideration of $2.5 million. Simultaneously, PHI entered into an agreement to lease back the equipment for a period of four (4) years at $59,000 per month. The sale/leaseback has been accounted for as an operating lease in the accompanying Consolidated Condensed Balance Sheet, and accordingly, the gain on sale of approximately $800,000 has been deferred and will be amortized over the term of the lease.

Included in Property and equipment, net in the accompanying Consolidated Condensed Balance Sheet are assets held under lease with a net carrying value of approximately $32.0 million at December 31, 2000. See Note 8

7.  Debt To Be Paid Upon Sale of Assets

Debt to be paid upon sale of assets in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2000 consists of debt net of unamortized debt discounts and debt obligations owned, but not retired by the Company, which was repaid in full with proceeds of the SFHI Asset Sale. In addition, the Company repaid the Note payable-officer reported in the September 30, 2000 Consolidated Condensed Balance Sheet contained herein with proceeds from the SFHI Asset Sale. See Note 5

8.  Obligations Under Lease

On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property, (excluding gaming equipment) and intangible assets for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and preferred stock of the Purchaser having a $1.0 million liquidation preference. The preferred stock is classified in Prepaid expenses and other in the accompanying Consolidated Condensed Balance Sheet. See Note 4

In accordance with SFAS 98, the Pioneer Transactions are accounted for as a financing transaction. Accordingly, the Company has recorded $33.5 million as an Obligation under lease in the accompanying Consolidated Condensed Balance Sheet. Future minimum lease payments including interest thereon fiscal by year under the lease are as follows: 2001 - $2.6 million; 2002 - $3.4 million; 2003 - $3.4 million; 2004 -$3.9 million; 2005 - $4.2 million and thereafter - $171.1 million.

Santa Fe Gaming and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restrictions on competing in the Laughlin, Nevada area, limitations on the incurrence of recourse debt obligations by Santa Fe Gaming and dividend payments on the Santa Fe Gaming preferred stock. In addition, Santa Fe Gaming agreed to maintain minimum consolidated liquidity amounts and agreed to contribute capital to PHI and in certain events to the restricted cash account in the event the ratio of fixed charges to operating cash flow at the Pioneer falls below 1.00 to 1 during any twelve month period, on a quarterly basis beginning March 31, 2001. The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI between the end of the third and seventh year at purchase price amounts which approximate estimated fair market value at the relevant dates, and, at the end of the lease term for fair market value. See Notes 4, 6 and 9

9.  Minority Interest

In connection with the Pioneer Transactions, PHI formed Pioneer LLC, a limited liability company ("PLLC"), to which PHI transferred 100% of its real and personal property (excluding gaming equipment) and intangible assets, valued at approximately $1.0 million, net of $32.5 million of debt secured by the assets of Pioneer for a 100% interest in PLLC. Subsequently, PLLC admitted LICO, a Nevada corporation wholly owned by Mr. Paul W. Lowden, as a 10% minority interest member, in exchange for a capital contribution of $100,000. PLLC subsequently transferred the assets contributed by PHI, to the Purchaser in exchange for preferred stock of the Purchaser with a liquidation preference of $1.0 million and the assumption and immediate repayment by the Purchaser of $32.5 million of indebtedness owed to SFHI. The investment by the minority member is reflected as Minority interest in the Consolidated Condensed Balance Sheet contained herein.

10. Gain on Sale of Assets

The Company recorded a pre-tax gain on the SFHI Asset Sale of approximately $137.2 million in the quarter ended December 31, 2000. In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of the family of Paul W. Lowden entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe. The Company and SFHI granted to the buyer a three-year option to purchase for $5.0 million the approximately 20-acre parcel of undeveloped real property located at the corner of Rainbow and Lone Mountain Road adjacent to the Santa Fe. See Notes 5 and 7

In November 1999, Sahara Las Vegas Corp., an indirect wholly-owned subsidiary of the Company ("SLVC"), sold real property located in Henderson, Nevada it had acquired in March 1999 for $37.2 million. The Company recorded a pre-tax gain on the sale of approximately $12.1 million in the quarter ended December 31, 1999. In connection with the sale, the Company, SLVC, SFHI, Paul W. Lowden and members of the family of Paul W. Lowden entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson, Nevada area.


11.   Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the quarters ended December 31, 2000 and 1999 is presented below:


                                                                                  2000             1999
                                                                              -----------      ------------
                                                                                  (Amounts in Thousands)
      Operating activities:
            Cash paid during the period for interest                          $     4,663      $      8,960
                                                                              ===========      ============
            Cash paid during the period for income taxes:                     $       120      $          0
                                                                              ===========      ============
      Investing and financing activities:
           Long-term debt incurred in connection with
           the acquisition of machinery and equipment                         $         0      $         76
                                                                              ===========      ============

12.    Segment Information

The Company's primary operations are in the hotel/casino industry and subsequent to October 2, 2000, are conducted at the Pioneer in Laughlin, Nevada. During fiscal year 2000, the Company also conducted operations at the Santa Fe in Las Vegas, Nevada.

                                                           Three Months Ended December 31,
                                                         --------------------------------
                                                            2000                  1999
                                                         ------------        ------------
                                                              (Dollars in thousands)
 Pioneer Hotel
 ----------------------------------------
 Operating revenues                                      $     10,155        $     11,243
                                                         ============        ============
 Operating income                                        $        480        $        203
                                                         ============        ============
 Interest expense                                        $        903        $      2,000
                                                         ============        ============
 Depreciation and amortization                           $        642        $        647
                                                         ============        ============
 Rents                                                   $        186        $        181
                                                         ============        ============
 EBITDA (1)                                              $      1,498        $      2,159
                                                         ============        ============
 Capital expenditures                                    $        151        $        447
                                                         ============        ============
 Identifiable assets (2)                                 $     37,961        $     44,023
                                                         ============        ============

(1) EBITDA represents earnings before interest, taxes, depreciation and amortiation, rents, corporate expenses, reorganization expenses and other nonrecurring charges. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.
(2) Identifiable assets represents total assets less elimination for intercompany items.

                          SANTA FE GAMING CORPORATION

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

General
-------

Results of Operations - Three Months Ended December 31, 2000 and 1999
------------------------------------------------------------------------

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the three months ended December 31, 2000 were $10.7 million, a $22.1 million, or 67.3%, decrease from $32.8 million for the same period in fiscal 1999. Revenues decreased by $1.0 million at the Pioneer Hotel and Gambling Hall (the "Pioneer"). The fiscal 2000 quarter included net revenues of approximately $21.4 million at the Santa Fe Hotel and Casino (the "Santa Fe") which was sold on October 2, 2000.

Operating Expenses. Total operating expenses decreased $20.2 million, or 64.3%, to $11.2 million for the quarter ended December 31, 2000 from $31.4 million in the quarter ended December 31, 1999, including reorganization expenses of $900,000 relating to the Pioneer Hotel Inc ("PHI") and Pioneer Finance Corp. ("PFC") in the prior year period (see Liquidity and Capital Resources discussion below). Total operating expenses as a percentage of revenue increased to 104.4% in the quarter ended December 31, 2000 from 95.7% in the quarter ended December 31, 1999. Operating expenses decreased by $1.3 million or 12.4% at the Pioneer. Operating expenses of Sahara Las Vegas Corp. ("SLVC") decreased by $700,000, attributable to loan issue costs being fully amortized by December 1999. The fiscal 2000 quarter included operating expenses of approximately $18.7 million at the Santa Fe.

Operating Income (Loss). Consolidated operating loss for the quarter ended December 31, 2000 was $500,000, a $1.9 million, or 133.3%, decrease from operating income of $1.4 million for the same period in fiscal 1999. Operating income increased by $300,000 at the Pioneer and $600,000 at SLVC. The fiscal 1999 quarter included operating income of approximately $2.7 million at the Santa Fe.

Interest Expense. Consolidated interest expense for the quarter ended December 31, 2000 was $500,000, a $5.9 million decrease compared to $6.4 million in the quarter ended December 31, 1999, due to the repayment of the PFC 13 1/2% Notes in August 2000 and the repayment of substantially all of the Company's remaining debt in October 2000.

Gain on Sale of Assets. The Company recorded a $137.2 million gain on the sale of substantially all of the assets of the Santa Fe in the quarter ended December 31, 2000. The Company recorded a $12.1 million gain on the sale of real property in Henderson, Nevada and related agreements in the quarter ended December 31, 1999.

Income Before Income Tax and Extraordinary Item. Consolidated income before income tax and extraordinary item for the quarter ended December 31, 2000 was $136.3 million, a $129.2 million increase compared to $7.1 million in the fiscal 2000 quarter, principally due to the gain on sale of the Santa Fe assets.

Federal Income Tax. The Company recorded a federal income tax provision of $46.3 million in the current quarter. The Company did not record an income tax provision in the prior year quarter. In the quarter ended December 31, 1999, the Company's annualized effective rate was 0%.

Extraordinary Item. During the quarter ended December 31, 1999, SLVC purchased $9.5 million principal amount of PFC's 13 1/2% Notes, plus accrued and unpaid interest, for approximately $9.0 million, resulting in a $2.1 million gain on the extinguishment of debt.

Preferred Share Dividends. Dividends of approximately $600,000 for each of the quarters ended December 31, 2000 and 1999 accrued on the preferred stock. The accrued dividend rate increased to 13% in the current period compared to 12% in the prior year. Dividends for the current quarter are reported net of the 50,900 shares of preferred stock owned by the Company at December 31, 2000.

Net Income. Consolidated net income per common shares was $89.3 million, or $14.41 per common share, in the 2001 period compared to $8.6 million, or $1.39 per common share, in the prior year period.

Pioneer

Net Operating Revenues. Revenues at the Pioneer decreased $1.0 million, or 9.7%, to $10.2 million in the quarter ended December 31, 2000 from $11.2 million in the quarter ended December 31, 1999.

Casino revenues decreased $800,000, or 8.5%, to $8.2 million in the quarter ended December 31, 2000 from $9.0 million in the quarter ended December 31, 1999 due to a decrease in visitor volume. Slot and video poker revenues decreased $800,000, or 9.8%, to $7.1 million in the quarter ended December 31, 2000 from $7.9 million in the quarter ended December 31, 1999. Other gaming revenues, including table games, remained at $1.0 million. Casino promotional allowances increased $100,000, or 5.1%, to $1.7 million in the quarter ended December 31, 2000 from $1.6 million in the quarter ended December 31, 1999, due to increased promotions.

Hotel revenues remained at $500,000 for the quarters ended December 31, 2000 and 1999, as a decrease in occupancy rate to 62.2% from 65.8% in the fiscal year 2001 quarter was offset by an increase in average daily room rate. Food and beverage revenues were substantially unchanged at $2.1 million in the quarter ended December 31, 2000 compared to $2.0 million in the quarter ended December 31, 1999. Other revenues decreased $200,000, or 19.0%, to $1.1 million in the quarter ended December 31, 2000 from $1.3 million in the quarter ended December 31, 1999 due to decreased sales in retail outlets caused by increased competition from retail sales in other casinos in Laughlin.

Operating Expenses. Operating expenses decreased $1.3 million, or 12.4%, to $9.7 million in the quarter ended December 31, 2000 from $11.0 million in the quarter ended December 31, 1999. The December 1999 quarter included reorganization expenses of $900,000. Operating expenses as a percentage of revenue decreased to 95.3% in the quarter ended December 31, 2000 from 98.2% in the quarter ended December 31, 1999 primarily as a result of no reorganization expenses incurred in the 2000 quarter.

Casino expenses were relatively unchanged at $4.6 million in the quarter ended December 31, 2000 and 1999. Casino expenses as a percentage of casino revenues increased to 56.0% in the quarter ended December 31, 2000 from 51.9% in the quarter ending December 31, 1999. Casino promotions were increased in the current quarter in response to the decrease in customer volume. Hotel expenses were unchanged at $200,000 in the quarter ended December 31, 2000, compared to the quarter ended December 31, 1999. Food and beverage expenses were substantially unchanged at $1.0 million in the quarter ended December 31, 2000 compared to $1.1 million in the quarter ended December 31, 1999. Food and beverage expenses as a percentage of food and beverage revenues decreased to 49.6% in the quarter ended December 31, 2000 from 53.2% in the quarter ended December 31, 1999. Other expenses decreased $200,000, or 15.2%, to $1.0 million for the quarter ended December 31, 2000 compared to $1.2 million for the quarter ended December 31, 1999 due to the decrease in retail sales. Other expenses as a percentage of other revenues increased to 95.4% in the quarter ended December 31, 2000 from 91.1% in the quarter ended December 31, 1999.

Selling, general and administrative expenses decreased $200,000, or 12.9%, to $1.2 million in the quarter ended December 31, 2000 from $1.4 million in the quarter ended December 31, 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 11.8% in the quarter ended December 31, 2000 from 12.2% in the quarter ended December 31, 1999. Utilities and property expenses were unchanged at $1.0 million in the quarters ended December 31, 2000 and 1999. Utilities and property expenses as a percentage of revenues increased to 10.1% in the quarter ended December 31, 2000 from 9.1% in the quarter ended December 31, 1999. Depreciation and amortization expenses were unchanged at $600,000 in the quarters ended December 31, 2000 and 1999. During the quarter ended December 31, 1999, PHI incurred approximately $900,000 in reorganization expenses related to the restructuring of the PFC's 13 1/2% Notes. No reorganization expenses were incurred in the 2000 quarter due to the repayment of the PFC 13 1/2% Notes in August 2000.

Liquidity and Capital Resources; Trends and Factors Relevant to Future
Operations

Liquidity. As of December 31, 2000, the Company held cash and cash equivalents of $44.1 million compared to $7.0 million at September 30, 2000. Approximately $6.0 million at December 31, 2000 had been deposited with a qualified intermediary in anticipation of the Company completing like-kind exchanges to defer a portion of the tax gain on the SFHI Asset Sale and $1.5 million is held in escrow until October 2001 pursuant to the agreements related to the SFHI Asset Sale.

Earnings before interest, taxes, depreciation and amortization, rents, corporate expenses, reorganization expenses and other non-recurring charges ("EBITDA") decreased $6.5 million, or 83.9%, to $1.3 million in the quarter ended December 31, 2000 from $7.8 million in the quarter ended December 31, 1999. The decrease in EBITDA is related primarily to the sale of the Santa Fe on October 2, 2000; the Company's primary operations for the three months ended December 31, 2000 were from the Pioneer and in fiscal 2000 were from the Santa Fe and the Pioneer. Other non-recurring charges were $1.3 million for 1999, and are comprised primarily of legal expenses incurred in connection with proceedings involving the Company's former investment in a minority owned business and a reserve with respect to the carrying value of miscellaneous assets owned by the Company.

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

Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending December 31, 2001.

Cash Flow from Operating Activities. The Company's cash used in operations was $7.3 million for the quarter ended December 31, 2000 as compared to $4.4 million for same period in the prior year. The increase in cash used in operations was primarily due to the reduction of accounts payable and other liabilities in conjunction with the SFHI Asset Sale.

Cash Flow from Investing Activities. Cash provided by investing activities was $188.6 million during the quarter ended December 31, 2000, compared to $36.5 million during the quarter ended December 31, 1999. In November 1999, the Company sold real property in Henderson, Nevada and entered into related agreements for total consideration of $37.2 million. In December 2000, in accordance with the provisions of the Pioneer Transactions, $15.0 million of cash was restricted in use. In October 2000, the Company completed the SFHI Asset Sale for total consideration of $205.0 million. In the fiscal 2001 quarter, the Company incurred $200,000 of capital expenditures, comprised primarily of improvements at the Pioneer, compared to $600,000 in the fiscal 2000 quarter.

Cash Used in Financing Activities. Cash used in financing activities was $144.2 million in the three month period ended December 31, 2000 compared to $23.0 million during the same period in 1999. Obligations under lease attributable to the Pioneer Transactions resulted in cash proceeds of $32.5 million. In October 2000, the Company used proceeds from the SFHI Asset Sale to retire substantially all outstanding debt. In fiscal 2000, the Company used proceeds from the sale of the Henderson, Nevada property and related agreements to reduce the outstanding principal amount of SLVC indebtedness by $14.5 million and to purchase $9.5 million of PPC's 13 1/2% Notes.

The Company's primary source of operating cash in the three months ended December 31, 2000 was from the Pioneer and from interest income on available cash and cash equivalents. The agreements relating to the Pioneer transactions (see "Pioneer Transactions" below) restrict the ability of PHI to make distribution to the Company. Cash from PHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Therefore, the Company and its subsidiaries other than PHI, (collectively "Corporate") must rely on existing cash and available resources, including real property, to provide liquidity to fund Corporate cash requirements.

Results of operations at the Pioneer for the quarter ended December 31, 2000 generated EBITDA, as defined, of $1.5 million, compared to $2.2 million of EBITDA in the same period in 1999. The EBITDA margin decreased to 14.8% in fiscal 2001 from 19.2% in fiscal 2000. PHI's principal uses of cash are for lease payments, the management fee payable to the Company and capital expenditures to maintain the facility. Pioneer reported rent expense of approximately $200,000 in the quarter ended December 31, 2000 and 1999. Capital expenditures to maintain the facility in fiscal 2001 are expected to be approximately $1.0 million. Beginning January 2001, rent expense will increase approximately $59,000 per month pursuant to the lease of gaming equipment and $285,000 per month for the first three years under the lease and license agreements related to the Pioneer Transactions as described below.

SLVC owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. SLVC's principal use of cash is to pay real property taxes.

The Company's primary use of funds is for operations of Santa Fe Gaming, which includes costs of executive and administrative personnel, administrative functions and costs to explore development opportunities. As a result of the SFHI Asset Sale, the Company incurred an estimated $165.0 million tax gain for federal income tax purposes for fiscal 2001. As of September 30, 2000, the Company had an estimated net operating loss carry forward for regular tax purpose of approximately $67.8 million, all of which can be utilized in fiscal 2001. Management is exploring alternatives to defer a portion of the remaining tax gain. In connection with the SFHI Asset Sale, approximately $6.0 million in cash was deposited with a qualified intermediary in contemplation of completing one or more exchanges of real property pursuant to Section 1031 of the Code to defer a portion of the tax gain. In the event the Company completes one or more exchanges for real property, more cash may be required than is on deposit with the qualified intermediary. If the Company is not successful in deferring all or a portion of the tax gain, the Company expects to use available cash resources and, to the extent necessary, borrowed funds, to satisfy its tax liability in fiscal 2001. The Company expects to make an alternative minimum tax payment in fiscal 2001 from available cash resources.

Pioneer Transactions
--------------------

On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Section 721 and 351 of the Internal Revenue Code (the "Code"), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the "Purchaser") and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions"). The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and preferred stock of the Purchaser having a $1.0 million liquidation preference.

Santa Fe Gaming and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restrictions on competing in the Laughlin, Nevada area and limitations on the incurrence of recourse debt obligations by Santa Fe Gaming and dividend payments on the Santa Fe Gaming preferred stock. In addition, Santa Fe Gaming agreed to maintain minimum consolidated liquidity amounts and agreed to contribute capital to PHI and in certain events to the SFHI restricted cash account in the event the ratio of fixed charges to operating cash flow at the Pioneer falls below 1.00 to 1 during any twelve month period, on a quarterly basis beginning March 31, 2001. The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI between the end of the third and seventh year at purchase price amounts which approximate the estimated fair market value at the relevant dates, and at the end of the lease term for fair market value.

Preferred Stock
---------------

The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. The Company accrued the semi-annual preferred stock dividends due in fiscal years 2000, 1999, 1998 and 1997. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. In October 2000, the dividend rate increased to 13.0%. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of December 31, 2000, the aggregate liquidation preference of the preferred stock was $27.1 million, or $3.05 per share, net of 50,900 shares held as treasury stock. Pursuant to the Certificate of Designations of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. The SFHI Asset Sale and Pioneer Transactions did not result in any required payment under the terms of the preferred stock. The Company intends to comply with the terms of the preferred stock and make payments with respect to the preferred stock when required under the Certificate of Designation. The agreements relating to the Pioneer Transactions contain provisions restricting the payment of dividends on the preferred stock. In December 2000, the Board of Directors of the Company authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $500,000. As of February 12, 2001, the Company had purchased 154,400 shares of preferred stock for $237,135.

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

Private Securities Litigation Reform Act
----------------------------------------

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.


                        Item 3.  Market Risk Disclosure
                                 ----------------------

The Company has debt instruments with interest rates which fluctuate based on certain indices. The Company believes that the market risk arising from these financial instruments is not material.

                          SANTA FE GAMING CORPORATION

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
---------------------------

     None

Item 2 - Changes in Securities
------------------------------

     None

Item 3 - Defaults Upon Senior Securities
----------------------------------------

The Company has outstanding redeemable exchangeable cumulative preferred stock ("Preferred Stock"). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends were declared on the
Preferred Stock in fiscal 1997, 1998, 1999 and 2000.   Pursuant to the terms of
the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 13.0% effective October 1, 2000. The accrued stock dividends have been recorded as an increase to the Preferred Stock account. As of December 31, 2000, the aggregate liquidation preference of the Preferred Stock was $27.1 million, or $3.05 per share, net of 50,900 shares held as treasury stock at December 31, 2000.

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits

     None

Reports

          The Registrant filed a Current Report on Form 8-K dated January 5, 2001 under Item 5. Other Events reporting certain information relating to the sale and lease/license-back of the real, personal and intangible property used in the operation of the Pioneer Hotel and Gambling Hall, in Laughlin, Nevada.

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


Dated: February 14, 2001