Form 10-Q/A
period 2000-12-31
SANTA FE GAMING CORP
filed 2001-02-27
CIK 812482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1

  [X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:         DECEMBER 31, 2000
                                        --------------------------------

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934    For the transition period from _______ to _______


Commission File Number:                            1-9481
                       ---------------------------------------------------------

                          SANTA FE GAMING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Nevada                                    88-0304348
--------------------------------       -----------------------------------------
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



     The undersigned registrant hereby amends the following item of its Quarterly Report for the quarter ended December 31, 2000 on Form 10-Q for the purpose of correcting a typographical error in the last line of the second paragraph of Note 8, more specifically the lease payment amount for thereafter period as set forth in the pages attached hereto.

                          SANTA FE GAMING CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----

ITEM 1    Consolidated Condensed Financial Statements

         CONSOLIDATED CONDENSED BALANCE SHEETS
               December 31, 2000 (UNAUDITED) and
               September 30, 2000..........................................  2

         CONSOLIDATED CONDENSED STATEMENTS OF
               OPERATIONS (UNAUDITED) for the three
               months ended December 31, 2000 and 1999.....................  3

         CONSOLIDATED CONDENSED STATEMENT OF
               STOCKHOLDERS' EQUITY (DEFICIENCY)
               (UNAUDITED) for the three months ended
               December 31, 2000...........................................  4

         CONSOLIDATED CONDENSED STATEMENTS OF CASH
               FLOWS (UNAUDITED) for the three months ended
               December 31, 2000 and 1999..................................  5

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL
               STATEMENTS (UNAUDITED)......................................  6

                 Santa Fe Gaming Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                                            December 31,     September 30,
ASSETS                                                                         2000              2000
-------------------------------------------------                          -------------     -------------
                                                                            (Unaudited)
Current assets:
Cash and cash equivalents                                                  $  44,113,870     $   6,986,984
Restricted cash                                                               15,000,000                 0
Accounts receivable, net                                                         426,981         1,070,242
Inventories                                                                      558,115           769,218
Prepaid expenses and other                                                     5,200,352         3,549,616
                                                                           -------------     -------------
                                                                              65,299,318        12,376,060
Assets held for sale                                                                   0        63,497,055
                                                                           -------------     -------------

Total current assets                                                          65,299,318        75,873,115

Land held for development                                                     23,109,400        23,109,400

Property and equipment, net                                                   33,005,686        34,629,736

Deferred income taxes                                                                  0        10,982,007

Other assets                                                                     484,063         1,001,612
                                                                           -------------     -------------

Total assets                                                               $ 121,898,467     $ 145,595,870
                                                                           =============     =============

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
  Accounts payable                                                         $   1,411,618     $   2,441,253
  Interest payable                                                                 3,998         4,178,684
  Accrued and other liabilities                                                4,799,053         6,287,287
                                                                           -------------     -------------
                                                                               6,214,669        12,907,224
Note payable - officer                                                                 0         1,500,000
Debt to be paid upon sale of assets                                                    0       174,894,440
Current portion of long-term debt                                                 65,676            72,685
                                                                           -------------     -------------

Total current liabilities                                                      6,280,345       189,374,349

Long-term debt - less current portion                                            333,878           349,801

Obligation under lease                                                        33,500,000                 0

Deferred income taxes                                                         35,354,582                 0

Other liabilities                                                                587,640                 0

Minority interest                                                                100,000                 0

Stockholders' equity (deficiency)                                             45,742,022       (44,128,280)
                                                                           -------------     -------------

Total liabilities and stockholders' equity (deficiency)                    $ 121,898,467     $ 145,595,870
                                                                           =============     =============

  See the accompanying Notes to Consolidated Condensed Financial Statements.

                  Santa Fe Gaming Corporation and Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended December 31,
                                                               2000             1999            1998
                                                          -------------    -------------    -------------
Revenues:
   Casino                                                 $   8,185,825    $  25,597,523    $  91,383,488
   Hotel                                                        524,362        1,379,916        5,699,479
   Food and beverage                                          2,074,226        5,541,242       21,102,213
   Other                                                      1,650,485        3,753,728        7,286,665
                                                          -------------    -------------    -------------
Gross revenues                                               12,434,898       36,272,409      125,471,845
   Less casino promotional allowances                        (1,698,491)      (3,463,944)     (12,622,591)
                                                          -------------    -------------    -------------
Net operating revenues                                       10,736,407       32,808,465      112,849,254
                                                          -------------    -------------    -------------
Operating expenses:
   Casino                                                     4,587,753       11,981,029       44,635,725
   Hotel                                                        173,122          466,580        1,890,842
   Food and beverage                                          1,028,371        3,734,790       14,002,750
   Other                                                      1,028,376        2,968,877        3,161,547
   Selling, general and administrative                        1,735,037        3,709,307       12,561,344
   Corporate expenses                                           691,523          731,101        3,443,950
   Utilities and property expenses                            1,131,277        3,661,430       11,616,199
   Depreciation and amortization                                831,503        3,266,700       13,723,996
   Reorganization expenses                                            0          876,766                0
                                                          -------------    -------------    -------------
Total operating expenses                                     11,206,962       31,396,580      105,036,353
                                                          -------------    -------------    -------------
Operating income (loss)                                        (470,555)       1,411,885        7,812,901

   Interest expense                                            (483,366)      (6,414,343)     (25,371,590)
   Gain on sale of assets                                   137,238,005       12,098,609                0
                                                          -------------    -------------    -------------
Income before income tax expense and extraordinary item     136,284,084        7,096,151      (17,558,689)

   Federal income tax expense                               (46,336,589)               0                0
                                                          -------------    -------------    -------------
Income before extraordinary item                             89,947,495        7,096,151      (17,558,689)

Extraordinary item-gain on early extinguishment
   of debt, net of tax provision of $0                                0        2,070,567                0
                                                          -------------    -------------    -------------
Net income                                                   89,947,495        9,166,718      (17,558,689)

Dividends accrued on preferred shares, net                     (612,440)        (568,597)      (1,516,258)
                                                          -------------    -------------    -------------
Net income applicable to common shares                    $  89,335,055    $   8,598,121    $ (19,074,947)
                                                          =============    =============    =============
Average common shares outstanding                             6,200,356        6,195,356        6,195,356
                                                          =============    =============    =============

Extraordinary item, net of tax
   provision per common share
         Basic                                            $        0.00    $        0.33    $        0.00
                                                          =============    =============    =============
         Diluted                                          $        0.00    $        0.30
                                                          =============    =============

Income per common share
         Basic                                            $       14.41    $        1.39    $      (10.31)
                                                          =============    =============    =============
         Diluted                                          $       13.06    $        1.26
                                                          =============    =============

  See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
    Consolidated Condensed Statements of Stockholders' Equity (Deficiency)
                                  (Unaudited)


                                   Common                      Additional Paid    Accumulated        Treasury
                                    Stock     Preferred Stock    in Capital          Deficit           Stock          Total
                                  ---------   ---------------  ---------------    -------------    ----------    -------------
Balances, October 1, 2000         $  62,004   $    26,439,760  $    51,520,954    $(122,063,224)   $  (87,774)   $ (44,128,280)

Net income                                                                           89,947,495                     89,947,495
Preferred stock
    dividends accrued, net                            612,440                          (612,440)                             0
Treasury stock purchased                                                                              (77,193)         (77,193)
                                  ---------   ---------------  ---------------    -------------    ----------    -------------
Balances, December 31, 2000       $  62,004   $    27,052,200  $    51,520,954    $ (32,728,169)   $ (164,967)   $  45,742,022
                                  =========   ===============  ===============    =============    ==========    =============

   See the accompanying Notes to Consolidated Condensed Financial Statements.

                 Santa Fe Gaming Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                 Three Months Ended December 31,
                                                                     2000               1999                 1998
                                                                -------------       -------------       -------------
Cash flows from operating activities:
Cash and cash equivalents provided by (used in) operations      $ (46,459,007)      $     298,008
Changes in assets and liabilities:
   Accounts receivable, net                                           643,261              81,885            (706,895)
   Inventories                                                        211,103            (180,625)            (91,597)
   Prepaid expenses and other                                        (650,736)            (42,781)            303,397
   Deferred income taxes                                           46,336,589                   0                   0
   Other assets                                                        64,766             433,381           2,778,522
   Accounts payable                                                (1,029,635)          1,316,630            (888,041)
   Interest payable                                                (4,174,686)         (4,242,124)            584,670
   Accrued and other liabilities                                   (2,195,827)         (1,180,805)          1,372,066
                                                                -------------       -------------       -------------
Net cash used in operating activities
   before reorganization items                                     (7,254,172)         (3,516,431)          3,352,122
Reorganization expenses incurred in connection with
   Chapter 11 and related legal proceedings                                 0            (876,766)                  0
                                                                -------------       -------------       -------------
Net cash used in operating activities                              (7,254,172)         (4,393,197)          3,352,122
                                                                -------------       -------------       -------------
Cash flows from investing activities:
   Proceeds of sale of assets                                     207,500,000          37,126,512                   0
   Increase in restricted cash                                    (15,000,000)                  0
   Cost and expenses related to sale                               (3,691,166)                  0
   Capital expenditures                                              (210,432)           (555,584)         (5,700,499)
   Development costs                                                        0             (25,388)         (6,958,828)
                                                                -------------       -------------       -------------
Net cash provided by investing activities                         188,598,402          36,545,540         (12,659,327)
                                                                -------------       -------------       -------------
Cash flows from financing activities:                              81,439,996
   Proceeds of obligation under lease                              32,500,000                   0
   Paid on long-term debt                                        (175,240,151)        (22,958,221)        (58,065,611)
   Paid on note payable - officer                                  (1,500,000)                  0
   Minority capital contribution                                      100,000                   0
   Treasury stock purchase                                            (77,193)                  0          (3,502,340)
   Debt issue costs                                                         0             (19,058)                  0
                                                                -------------       -------------       -------------
Net cash used in financing activities                            (144,217,344)        (22,977,279)         19,872,045
                                                                -------------       -------------       -------------
Increase in cash and cash equivalents                              37,126,886           9,175,064          10,564,840

Cash and cash equivalents, beginning of period                      6,986,984          13,710,226          15,146,217
                                                                -------------       -------------       -------------
Cash and cash equivalents, end of period                        $  44,113,870       $  22,885,290       $  25,711,057
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

Until October 2, 2000, the Company, through its wholly-owned subsidiary Santa Fe Hotel Inc. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets including the name "Santa Fe Hotel and Casino" and any derivative names and marks for $205 million (the "SFHI Asset Sale"). The Company is required to change its name by June 2001. See Notes 5, 7 and 10

On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Section 721 and 351 of the Internal Revenue Code (the "Code"). the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the "Purchaser") and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions"). See Notes 4, 6, 8 and 9

2.  Summary of Significant Accounting Policies

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Costs of maintenance and repairs of property and equipment are expensed as incurred. Costs of major improvements are capitalized and depreciated over the estimated useful lives of the assets or the remaining term of the leases. Gains or losses on the disposal of property and equipment are recognized in the year of sale. In sale/leaseback transactions of equipment, gains are deferred and recognized over the lease term and losses are recognized in the year of sale. In sale/leaseback transactions including real property, where the Company retains an option to repurchase the assets under lease, pursuant to Statement of Financial Accounting Standards No. 98, Accounting for Leases ("SFAS 98"), the Company accounts for the transaction as a financing.

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

On October 2, 2000, the Company and the Company's subsidiary, SFHI, consummated the SFHI Asset Sale. The carrying value of the assets sold is approximately $63.5 million and is included in Assets held for sale in the accompanying Consolidated Condensed Balance Sheet at September 30, 2000. The Company received cash consideration of $205.0 million and used approximately $182.2 million of the net proceeds to satisfy substantially all of its indebtedness plus accrued interest thereon, to pay costs of the transactions and the remaining proceeds were added to working capital. See Notes 3, 7 and 9

6.  Property and Equipment, net

In December 2000, PHI entered into an agreement to sell all of its gaming equipment for cash consideration of $2.5 million. Simultaneously, PHI entered into an agreement to lease back the equipment for a period of four (4) years at $59,000 per month. The sale/lease back has been accounted for as an operating lease in the accompanying Consolidated Condensed Balance Sheet, and accordingly, the gain on sale of approximately $800,000 has been deferred and will be amortized over the term of the lease.

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

On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property, (excluding gaming equipment) and intangible assets for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and preferred stock of the Purchaser having a $1.0 million liquidation preference. The preferred stock is classified in Prepaid expenses and other in the accompanying Consolidated Condensed Balance Sheet. See Note 4

In accordance with SFAS 98, the Pioneer Transactions are accounted for as a financing transaction. Accordingly, the Company has recorded $33.5 million as an Obligation under lease in the accompanying Consolidated Condensed Balance Sheet. Future minimum lease payments including interest thereon by fiscal year under the lease are as follows: 2001 - $2.6 million; 2002- $3.4 million; 2003 - $3.4 million; 2004 - $3.9 million; 2005 - $4.2 million and thereafter - $101.1 million.

Santa Fe Gaming and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restriction on competing in the Laughlin, Nevada area, limitations on the incurrence of recourse debt obligations by Santa Fe Gaming and dividend payments on the Santa Fe Gaming preferred stock. In addition, Santa Fe Gaming agreed to maintain minimum consolidated liquidity amounts and agreed to contribute capital to PHI and in certain events to the restricted cash account in the event the ratio of fixed charges to operating cash flow at the Pioneer falls below 1.00 to 1 during any twelve month period, on a quarterly basis beginning March 31, 2001. The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI between the end of the third and seventh year, at purchase price amounts which approximate estimated fair market value at the relevant dates, and at the end of the lease term for fair market value. See Notes 4, 6 and 9

9.  Minority Interest

In connection with the Pioneer Transactions, PHI formed Pioneer LLC, a limited liability company ("PLLC"), to which PHI transferred 100% of its real and personal property (excluding gaming equipment) and intangible assets, valued at approximately $1.0 million, net of $32.5 million of debt secured by the assets of Pioneer for a 100% interest in PLLC. Subsequently, PLLC admitted LICO, a Nevada corporation, wholly owned by Mr. Paul W. Lowden, as a 10% minority interest member, in exchange for a capital contribution of $100,000. PLLC subsequently transferred the assets contributed by PHI, to a third party in exchange for preferred stock of the Purchaser with a liquidation preference of $1.0 million and the assumption and immediate repayment by the Purchaser of $32.5 million of indebtedness owed to SFHI. The investment by the minority member is reflected as Minority interest in the Consolidated Condensed Balance Sheet contained herein.

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

11.   Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the quarters ended December 31, 2000 and 1999 is presented below:


                                                         2000         1999
                                                       -------      -------
                                                      (Amounts in Thousands)
Operating activities:
      Cash paid during the period for interest         $ 4,663      $ 8,960
                                                       =======      =======
      Cash paid during the period for income taxes:    $   120      $     0
                                                       =======      =======

Investing and financing activities:
     Long-term debt incurred in connection with
     the acquisition of machinery and equipment        $     0      $    76
                                                       =======      =======

12.  Segment Information

The Company's primary operations are in the hotel/casino industry and subsequent to October 2, 2000, are conducted at the Pioneer in Laughlin, Nevada. During fiscal year 2000, the Company also conducted operations at the Santa Fe in Las Vegas, Nevada.

                                       Three Months Ended December 31,
                                       -------------------------------
                                         2000                    1999
                                       -------                  ------
                                            (Dollars in thousands)
Pioneer Hotel
-------------
Operating revenues                     $10,155                  $11,243
                                       =======                  =======
Operating income                       $   480                  $   203
                                       =======                  =======
Interest expense                       $   903                  $ 2,000
                                       =======                  =======
Depreciation and amortization          $   642                  $   647
                                       =======                  =======
Rents                                  $   186                  $   181
                                       =======                  =======
EBITDA (1)                             $ 1,498                  $ 2,159
                                       =======                  =======
Capital expenditures                   $   151                  $   447
                                       =======                  =======
Identifiable assets (2)                $37,961                  $44,023
                                       =======                  =======

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

Dated: February 27, 2001