Form 10-Q
period 2001-03-31
ARCHON CORP
filed 2001-05-15
CIK 812482

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         MARCH 31, 2001
                               ----------------------------------------

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _________


Commission File Number:                       1-9481
                       ---------------------------------------------------------

                              ARCHON CORPORATION
    -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Nevada                                                               88-0304348
--------------------------------------------------------------------------   --------------------------------------------
   (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification Number)

        3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109
  --------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 732-9120
  --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Santa Fe Gaming Corporation, 4336 Losee Rd, Unit 9, North Las Vegas,
     --------------------------------------------------------------------
                                 Nevada 89030
                                 ------------
    (Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                6,206,856                            as of  May 14, 2001
----------------------------------------------------       --------------------

                              ARCHON CORPORATION


                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I.       FINANCIAL INFORMATION

ITEM 1         Consolidated Condensed Financial Statements


              CONSOLIDATED CONDENSED BALANCE SHEETS
                         March 31, 2001 (UNAUDITED) and
                         September 30, 2000.....................................................     2

              CONSOLIDATED CONDENSED STATEMENTS OF
                         OPERATIONS (UNAUDITED) for the three and six
                          months ended March 31, 2001 and 2000..................................     3

              CONSOLIDATED CONDENSED STATEMENT OF
                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                         (UNAUDITED) for the six months ended
                         March 31, 2001.........................................................     4

              CONSOLIDATED CONDENSED STATEMENTS OF CASH
                         FLOWS (UNAUDITED) for the six months ended
                         March 31, 2001 and 2000................................................     5

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                         STATEMENTS (UNAUDITED).................................................     6

ITEM 2  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations  ............................................    16

ITEM 3  Market Risk Disclosure .................................................................    26

PART II.      OTHER INFORMATION.................................................................    27

                      Archon Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                                                    March 31,             September 30,
ASSETS                                                                                2001                    2000
-------------------------------------------------                            --------------------    -------------------
                                                                                   (Unaudited)
Current assets:
Cash and cash equivalents                                                          $  26,663,108          $   6,986,984
Investment in marketable securities                                                    3,385,836                549,446
Restricted cash                                                                       15,000,000                      0
Accounts receivable, net                                                               7,354,433              1,070,242
Inventories                                                                              553,028                769,218
Prepaid expenses and other                                                             2,335,385              3,000,170
Assets held for sale                                                                           0             63,497,055
                                                                             --------------------    -------------------

Total current assets                                                                  55,291,790             75,873,115

Land held for development                                                             23,109,400             23,109,400

Property and equipment, net                                                           32,786,088             34,629,736

Rental property held for investment, net                                             144,795,678                      0

Deferred income taxes                                                                          0             10,982,007

Other assets                                                                           3,996,780              1,001,612
                                                                             --------------------    -------------------

Total assets                                                                       $ 259,979,736          $ 145,595,870
                                                                             ====================    ===================

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
  Accounts payable                                                                 $   1,362,956          $   2,441,253
  Interest payable                                                                     2,337,628              4,178,684
  Accrued and other liabilities                                                        3,669,475              6,287,287
  Note payable - officer                                                                       0              1,500,000
  Debt to be paid upon sale of assets                                                          0            174,894,440
  Current portion of long-term debt                                                       65,979                 72,685
  Current portion of non-recourse debt                                                 4,811,866                      0
                                                                             --------------------    -------------------

Total current liabilities                                                             12,247,904            189,374,349

Long-term debt - less current portion                                                    317,464                349,801

Non-recourse debt - less current portion                                             127,877,509                      0

Obligation under lease                                                                33,741,259                      0

Deferred income taxes                                                                 36,809,051                      0

Other liabilities                                                                        474,353                      0

Minority interest                                                                        100,000                      0

Stockholders' equity (deficiency)                                                     48,412,196            (44,128,280)
                                                                             --------------------    -------------------

Total liabilities and stockholders' equity (deficiency)                            $ 259,979,736          $ 145,595,870
                                                                             ====================    ===================

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                      Archon Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                                                Three Months                            Six Months
                                                               Ended March 31,                       Ended March 31,
                                                           2001               2000               2001                2000
                                                        -------------    --------------     --------------       --------------
Revenues:
  Casino                                                 $ 9,629,403      $ 27,520,148       $ 17,815,228         $ 53,117,671
  Hotel                                                      678,061         1,449,393          1,202,423            2,829,309
  Food and beverage                                        2,270,113         5,900,837          4,344,339           11,442,079
  Other                                                    2,510,806         3,791,408          4,161,291            7,545,136
                                                         -----------      ------------       ------------         ------------
Gross revenues                                            15,088,383        38,661,786         27,523,281           74,934,195
  Less casino promotional allowances                      (2,128,915)       (4,037,930)        (4,083,907)          (7,934,899)
                                                         -----------      ------------       ------------         ------------
Net operating revenues                                    12,959,468        34,623,856         23,439,374           66,999,296
                                                         -----------      ------------       ------------         ------------
Operating expenses:
  Casino                                                   4,580,802        11,351,639          8,912,054           22,899,643
  Hotel                                                      180,496           479,323            353,618              945,903
  Food and beverage                                        1,085,952         3,810,771          2,114,323            7,545,561
  Other                                                      890,970         2,756,634          1,919,346            5,725,511
  Selling, general and administrative                      1,382,487         3,284,590          3,117,524            6,993,897
  Corporate expenses                                         692,758           718,028          1,384,281            1,449,129
  Utilities and property expenses                          1,368,364         2,584,698          2,499,641            6,246,128
  Depreciation and amortization                              770,641         2,635,673          1,602,144            5,902,373
  Reorganization expenses                                          0           528,343                  0            1,405,109
                                                         -----------      ------------       ------------         ------------
Total operating expenses                                  10,952,470        28,149,699         21,902,931           59,113,254
                                                         -----------      ------------       ------------         ------------
Operating income                                           2,006,998         6,474,157          1,536,443            7,886,042

  Interest expense                                        (1,422,925)       (5,044,808)        (1,906,291)         (11,459,151)
  Gain on sale of assets                                           0                 0        137,238,005           12,098,609
  Litigation settlement, net                               3,693,778                 0          3,693,778                    0
                                                         -----------      ------------       ------------         ------------
Income before income tax expense
   and extraordinary item                                  4,277,851         1,429,349        140,561,935            8,525,500

   Federal income tax expense                              1,454,469                 0         47,791,058                    0
                                                         -----------      ------------       ------------         ------------
Income before extraordinary item                           2,823,382         1,429,349         92,770,877            8,525,500

Extraordinary item-gain
  on early extinguishment of debt,
  net of tax provision of $0                                       0           703,713                  0            2,774,280
                                                         -----------      ------------       ------------         ------------
Net income                                                 2,823,382         2,133,062         92,770,877           11,299,780

Dividends accrued on preferred shares, net                  (597,932)         (568,597)        (1,210,372)          (1,137,194)
                                                         -----------      ------------       ------------         ------------
Net income applicable to common shares                   $ 2,225,450      $  1,564,465       $ 91,560,505         $ 10,162,586
                                                         ===========      ============       ============         ============
Average common shares outstanding                          6,205,545         6,195,356          6,204,633            6,195,356
                                                         ===========      ============       ============         ============
Extraordinary item, net of tax
   provision per common share
     Basic                                               $      0.00      $       0.11       $       0.00         $       0.45
                                                         ===========      ============       ============         ============
     Diluted                                             $      0.00      $       0.10       $       0.00         $       0.41
                                                         ===========      ============       ============         ============
Income per common share
     Basic                                               $      0.36      $       0.25       $      14.76         $       1.64
                                                         ===========      ============       ============         ============
     Diluted                                             $      0.33      $       0.23       $      13.42         $       1.49
                                                         ===========      ============       ============         ============

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                      Archon Corporation and Subsidiaries
    Consolidated Condensed Statements of Stockholders' Equity (Deficiency)
                                  (Unaudited)

                                  Common       Preferred         Additional        Accumulated        Treasury
                                   Stock         Stock         Paid-in Capital       Deficit           Stock          Total
                                ----------   --------------   -----------------  ----------------    -----------  ---------------
Balances, October 1, 2000         $ 62,004    $ 26,439,760      $ 51,520,954      $ (122,063,224)     $ (87,774)   $ (44,128,280)

Net income                                                                            92,770,877                      92,770,877
Preferred stock                                                                                                                0
    dividends accrued, net                       1,210,372                            (1,210,372)                              0
Preferred stock retired                           (463,318)          224,917                                            (238,401)
Stock options exercised                 65                             7,935                                               8,000
                                  --------    ------------      ------------      --------------      ---------    -------------
Balances, March 31, 2001          $ 62,069    $ 27,186,814      $ 51,753,806      $  (30,502,719)     $ (87,774)   $  48,412,196
                                  ========    ============      ============      ==============      =========    =============

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                      Archon Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                       Six Months Ended March 31,
                                                                                    2001                     2000
----------------------------------------------------------------               ---------------          -------------
Cash flows from operating activities:
Cash and cash equivalents provided by (used in) operations                      $ (42,623,725)          $  5,214,125
Changes in assets and liabilities:
   Accounts receivable, net                                                        (6,284,191)              (363,641)
   Inventories                                                                        216,190               (190,648)
   Prepaid expenses and other                                                       1,664,786               (295,113)
   Deferred income taxes                                                           47,791,058                      0
   Other assets                                                                      (363,338)               878,456
   Accounts payable                                                                (1,078,297)              (903,513)
   Interest payable                                                                (1,784,560)            (3,885,132)
   Accrued and other liabilities                                                   (3,391,567)            (2,189,960)
                                                                                -------------           ------------
Net cash used in operating activities
   before reorganization items                                                     (5,853,644)            (1,735,426)
Reorganization expenses incurred in connection with
   Chapter 11 and related legal proceedings                                                 0             (1,405,109)
                                                                                -------------           ------------
Net cash used in operating activities                                              (5,853,644)            (3,140,535)
                                                                                -------------           ------------
Cash flows from investing activities:
   Proceeds of sale of assets                                                     207,500,000             37,126,512
   Increase in restricted cash                                                    (15,000,000)                     0
   Cost and expenses related to sale of assets                                     (3,691,166)                     0
   Capital expenditures                                                           (68,295,670)            (1,056,609)
   Increase in marketable securities                                               (2,836,390)                     0
   Development costs                                                                        0                (25,388)
                                                                                -------------           ------------
Net cash provided by investing activities                                         117,676,774             36,044,515
                                                                                -------------           ------------
Cash flows from financing activities:
   Non-recourse debt                                                               55,434,006                      0
   Obligation under lease                                                          32,500,000              1,000,000
   Paid on long-term debt                                                        (175,256,262)           (31,112,003)
   Paid on note payable - officer                                                  (1,500,000)                     0
   Minority capital contribution                                                      100,000                      0
   Preferred stock acquired                                                          (238,401)                     0
   Stock options exercised                                                              8,000                      0
   Debt issue costs                                                                (3,194,349)               (19,058)
                                                                                -------------           ------------
Net cash used in financing activities                                             (92,147,006)           (30,131,061)
                                                                                -------------           ------------
Increase in cash and cash equivalents                                              19,676,124              2,772,919

Cash and cash equivalents, beginning of period                                      6,986,984             13,710,226
                                                                                -------------           ------------
Cash and cash equivalents, end of period                                        $  26,663,108           $ 16,483,145
                                                                                =============           ============

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                      ARCHON CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation and General Information

Archon Corporation, formerly known as Santa Fe Gaming Corporation (the "Company" or "Archon"), is a publicly traded Nevada corporation. The Company changed its name to Archon Corporation on May 11, 2001. The Company's primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. ("PHI") which operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada under long-term lease and license arrangements. In addition the Company owns real estate on Las Vegas Boulevard South (the "Strip") and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

Until October 2, 2000, the Company, through its wholly-owned subsidiary Santa Fe Hotel Inc. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets including the name "Santa Fe Hotel and Casino" and any derivative names and marks for $205 million (the "SFHI Asset Sale"). See Notes 5, 8 and 13

On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code (the "Code"), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the "Purchaser") and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions"). See Notes 4, 6, 9 and 11

In March 2001, SFHI completed the acquisition of investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland for an aggregate purchase price of $145.0 million plus expenses of $3.2 million, consisting of $15.5 million in cash and $132.7 million of non-recourse indebtedness. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Internal Revenue Code and defer a portion of the federal corporate income tax resulting from the SFHI Asset Sale. See Notes 5, 7 and 10

2.  Summary of Significant Accounting Policies

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Costs of maintenance and repairs of property and equipment are expensed as incurred. Costs of major improvements are capitalized and depreciated over the estimated useful lives of the assets or the remaining term of the leases. Gains or losses on the disposal of property and equipment are recognized in the year of sale. In sale/leaseback transactions of equipment, gains are deferred and recognized over the lease term and losses are recognized in the year of sale. In sale/leaseback transactions of real property, where the Company retains an option to purchase the assets under lease, the Company accounts for the transaction as a financing pursuant to Statement of Financial Accounting Standards No. 98, Accounting for Leases ("SFAS 98").

Treasury Stock

Treasury stock is the Company's common stock that has been issued and subsequently reacquired. The acquisition of common stock is accounted for under the cost method, and presented as a reduction of stockholders' equity.

Earnings Per Share

The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 624,346 and 619,214 shares for the three and six months ended March 31, 2001, respectively, and 609,535 shares for the three and six months ended March 31, 2000.

In December 2000, the Company announced that the Board of Directors had authorized the use of up to $500,000 to purchase preferred stock. Additionally, as discussed in Note 18, subsequent to March 31, 2001, in connection with the settlement of litigation initiated by the Company against David H. Lesser and Hudson Bay Partners, L.P. ("HBP"), and an application by Mr. Lesser for reimbursement of approximately $1.1 million of attorneys' fees in the PHI and Pioneer Finance Corp. bankruptcy proceedings, the Company acquired 3,456,942 shares of preferred stock held by Mr. Lesser, HBP and their affiliates. Pursuant to the certificate of designation of the preferred stock, shares of preferred stock acquired by the Company are retired. In future periods, the accrual for preferred stock dividends will be less due to the retirement of the preferred stock. See Note 18

Investment in Marketable Securities

Debt securities available-for-sale are stated at market value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities. Debt Securities Available-for-sale at March 31, 2001 include investments in government obligations and corporate securities.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined on a specific identification method. At March 31, 2001, equity securities available-for-sale included investments in common and preferred stocks.

As market value approximates cost for the above securities, the Company did not record any other comprehensive income associated with unrealized gains or losses on these securities during the quarters ended March 31, 2001 and 2000.

Recently Issued Accounting Standards

In January 2001, the Emerging Issues Task Force determined in Issue No. 00-22, Accounting for "Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," that cash rebates arising from loyalty programs should be recognized as a reduction of revenues.

Accordingly, beginning with the quarter ending March 31, 2001, the Company has recorded the expense of cash paid for slot play based points earned as a reduction of revenue. Prior periods presented in the Statements of Operations have been reclassified. These amounts are included in casino promotional allowances.

Certain reclassifications have been made in the prior year's consolidated financial statements to conform to the presentation used in 2001.

3.  Cash and Cash Equivalents

At March 31, 2001, the Company held cash and cash equivalents of $26.7 million compared to $7.0 million at September 30, 2000. Approximately $3.6 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in the Pioneer Transactions. See Note 9

At March 31, 2001, approximately $1.5 million is held in escrow until October 2001 pursuant to the agreements related to the SFHI Asset Sale. See Note 8

4.  Restricted Cash

 Approximately $15.0 million held by SFHI has been pledged to secure SFHI's guaranty of PHI's lease and license obligations. The permitted investments for the restricted cash are investment grade commercial paper, money market accounts, government backed securities and preferred stock of the Purchaser. Additionally, $5.0 million of the $15.0 million may be used for capital expenditures at the Pioneer and acquisition of real property and equipment under lease at the Pioneer. Disbursements from the $5.0 million for other purposes and of the remaining $10.0 million may be made only with the approval of the Purchaser. See Note 9

5.  Assets Held For Sale

On October 2, 2000, the Company and the Company's subsidiary, SFHI, consummated the SFHI Asset Sale. The carrying value of the assets sold is approximately $63.5 million and is included in Assets held for sale in the accompanying Consolidated Condensed Balance Sheet at September 30, 2000. The Company received cash consideration of $205.0 million and used approximately $182.2 million of the net proceeds to satisfy substantially all of its indebtedness plus accrued interest thereon, and to pay costs of the transactions. The remaining proceeds were added to working capital. See Notes 3, 8 and 13

6.  Property and Equipment, net

In December 2000, PHI sold all of its gaming equipment for cash consideration of $2.5 million. Simultaneously, PHI entered into an agreement to lease back the equipment for a period of four years at $59,000 per month. The lease has been accounted for as an operating lease in the accompanying Consolidated Condensed Balance Sheet, and accordingly, the gain on sale of approximately $800,000 has been deferred and is being amortized over the term of the lease.

Included in Property and equipment, net in the accompanying Consolidated Condensed Balance Sheet at March 31, 2001 are certain assets held under lease at the Pioneer with a net carrying value of approximately $32.0 million. See Note 9

7.  Property Held for Investment

The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in expenses. The Company paid $5.6 million in cash and issued $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The expense incurred to acquire the property is recorded in Other assets in the accompanying Consolidated Condensed Balance Sheet and will be amortized over the remaining term of the lease. See Note 10

The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus expenses of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recource first mortgage indebtedness. The building is located on approximately 20 acres of the property and is under lease to a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land and the balance to building, improvements and equipment. The expense incurred to acquire the property is recorded in Other assets in the accompanying Consolidated Condensed Balance Sheet and will be amortized over the remaining term of the lease. See Note 10

8.  Debt To Be Paid Upon Sale of Assets

Debt to be paid upon sale of assets in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2000 consists of debt net of unamortized debt discounts and debt obligations owned, but not retired by the Company, which was repaid in full with proceeds of the SFHI Asset Sale. In addition, the Company repaid the Note payable-officer reported in the September 30, 2000 Consolidated Condensed Balance Sheet contained herein with proceeds from the SFHI Asset Sale. See Note 5

9.  Obligations Under Lease

On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property, (excluding gaming equipment) and intangible assets used by the Pioneer for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and preferred stock of the Purchaser having a $1.0 million liquidation preference. The preferred stock is classified in Prepaid and other in the accompanying Consolidated Condensed Balance Sheet. See Notes 4 and 6

In accordance with SFAS 98, the Pioneer Transactions are accounted for as a financing transaction. As of March 31, 2001 the Company has recorded $33.7 million as an Obligation under lease in the accompanying Consolidated Condensed Balance Sheet. Future minimum lease payments including interest thereon under the lease are as follows by fiscal year: 2001 - $1.7 million; 2002 - $3.4 million; 2003 - $3.4 million; 2004 - $3.9 million; 2005 - $4.2 million and thereafter - $101.1 million.

Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restriction on competing in the Laughlin, Nevada area, limitations on the incurrence of recourse debt obligations by Archon and restrictions on dividend payments on the Archon preferred stock. In addition, Archon agreed to maintain minimum consolidated liquidity amounts and agreed to contribute capital to PHI and in certain events to the restricted cash account in the event the ratio of fixed charges to operating cash flow at the Pioneer falls below 1.00 to 1 during any twelve month period, determined on a quarterly basis beginning March 31, 2001. The Company has an option to purchase the assets under the lease and license agreements between the end of the third and seventh years of the lease and license arrangements , at purchase price amounts which approximate estimated fair market value at the relevant dates, and at the end of the lease term for fair market value. See Notes 4, 6 and 11

10. Non-recourse Debt Obligations

The Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness and $2.1 million of indebtedness under Section 467 of the Code, in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2019, which requires the tenant to make higher semi-annual lease payments through June 2005 and lower semi-annual lease payments thereafter.

The lease payments are applied to the outstanding indebtedness and are intended to reduce the first mortgage note balance to $31.2 million by June 2005. The portion of higher lease payments attributable to future periods is considered an advance of rent under section 467 of the Code. The first mortgage indebtedness is non-recourse and matures in June 2019 to coincide with the end of the lease term. See Note 7

The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness and will amortize the debt to approximately $22.3 million by the end of the lease in April 2014. See Note 7

11. Minority Interest

In connection with the Pioneer Transactions, PHI formed Pioneer LLC, a limited liability company ("PLLC"), to which PHI transferred 100% of its real and personal property (excluding gaming equipment) and intangible assets, valued at approximately $1.0 million, net of $32.5 million of debt secured by the assets of Pioneer for a 100% interest in PLLC. Subsequently, PLLC admitted LICO, a Nevada corporation, wholly owned by Mr. Paul W. Lowden, as a 10% minority interest member, in exchange for a capital contribution of $100,000 (the "Minority Member"). PLLC subsequently transferred the assets contributed by PHI to the Purchaser in exchange for preferred stock of the Purchaser with a liquidation preference of $1.0 million and the assumption and immediate repayment by the Purchaser of $32.5 million of indebtedness owed to SFHI. The investment by the Minority Member is reflected as Minority interest in the Consolidated Condensed Balance Sheet contained herein.

12. Contingency

The Company is the defendant in a pending action titled Local Joint Executive Board et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH. The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act by improperly providing notification of the closing of the Santa Fe Hotel and Casino. The plaintiffs seek damages in the amount provided for by the statute. The plaintiffs have filed a motion for class certification, which remains pending.

13. Gain on Sale of Assets

The Company recorded a pre-tax gain on the SFHI Asset Sale of approximately $137.2 million in the quarter ended December 31, 2000. In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of the family of Paul W. Lowden entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe. The Company and SFHI granted to the buyer a three-year option to purchase for $5.0 million the approximately 20-acre parcel of undeveloped real property located at the corner of Rainbow and Lone Mountain Road adjacent to the Santa Fe. See Notes 5 and 8

In November 1999, Sahara Las Vegas Corp., an indirect wholly-owned subsidiary of the Company ("SLVC"), sold real property located in Henderson, Nevada it had acquired in March 1999 for $37.2 million. The Company recorded a pre-tax gain on the sale of approximately $12.1 million in the quarter ended December 31, 1999. In connection with the sale, the Company, SLVC, SFHI, Paul W. Lowden and members of the family of Paul W. Lowden entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson, Nevada area.

14. Litigation Settlement, net

On March 20, 2001 the Company agreed to settle the lawsuit titled Sahara Gaming Corporation, et al. v. Francis L. Miller, et al., CV-S-94-01109-LRL, filed by the Company alleging, among other things, violations of the Securities Exchange Act of 1934. The terms of the settlement required that (i) the defendants' insurers pay the Company approximately $4.9 million and the Company dismiss with prejudice all its claims against all defendants, (ii) the Company pay Francis Miller approximately $900,000 and Francis Miller dismiss with prejudice all his counterclaims and third-party claims against the Company, and (iii) plaintiffs and defendants cause the lawsuit and counterclaims to be dismissed with prejudice.

The Company has reflected the net proceeds received in the settlement, net of legal expenses incurred, as gain from litigation settlement in the accompanying Consolidated Condensed Statement of Operations and in Accounts receivable, net in the accompanying Consolidated Condensed Balance Sheet. All payments were made and the legal proceedings dismissed in April 2001.

15.  Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the six month periods ended March 31, 2001 and 2000 is presented below:

                                                                         2001         2000
                                                                      ---------    --------
                                                                      (Amounts in Thousands)
     Operating activities:
        Cash paid during the period for interest                      $  5,613     $ 11,462
                                                                     =========    =========
        Cash paid during the period for income taxes:                 $    120     $      0
                                                                     =========    =========
     Investing and financing activities:
        Non-recourse debt assumed with the
        acquisition of investment properties                          $ 77,300     $      0
                                                                     =========    =========
        Long-term debt incurred in connection with
        the acquisition of machinery and equipment                    $      0     $    391
                                                                     =========    =========
        Increase in obligations under lease due to
        negative amortization                                         $    241     $      0
                                                                     =========    =========

16.  Segment Information

The Company's primary operations are in the hotel/casino industry and subsequent to October 2, 2000, are conducted at the Pioneer in Laughlin, Nevada. During fiscal year 2000, the Company also conducted operations at the Santa Fe in Las Vegas, Nevada.


                                 Three Months Ended         Six Months Ended
                                ---------------------     ---------------------
                                      March 31,                  March 31,
                                ---------------------     ---------------------
                                  2001         2000         2001         2000
                                --------     --------     --------     --------
                                (Dollars in thousands)   (Dollars in thousands)
Pioneer Hotel
-----------------------------
Operating revenues              $ 11,422     $ 12,236     $ 21,321     $ 23,190
                                ========     ========     ========     ========
Operating income                $  1,521     $  1,721     $  2,001     $  1,925
                                ========     ========     ========     ========
Interest expense                $  1,145     $  1,325     $  2,048     $  3,325
                                ========     ========     ========     ========
Depreciation and amortization   $    472     $    636     $  1,113     $  1,283
                                ========     ========     ========     ========
Rents                           $    384     $    186     $    570     $    368
                                ========     ========     ========     ========
EBITDA (1)                      $  2,627     $  3,322     $  4,125     $  5,481
                                ========     ========     ========     ========
Capital expenditures            $    179     $    379     $    330     $    826
                                ========     ========     ========     ========
Identifiable assets (2)                                   $ 38,100     $ 42,253
                                                          ========     ========

During fiscal 2001, the Company acquired investment pro perties in Dorchester, Massachusetts and Gaithersburg, Maryland. The lease payments received under lease agreements with respect to both properties are applied to debt service payments on non-recourse indebtedness secured by the respective properties.

                                   Three Months Ended       Six Months Ended
                                 ---------------------  ----------------------
                                        March 31,               March 31,
                                 ----------   --------  -----------   --------
                                    2001        2000       2001         2000
                                 ----------   --------  -----------   --------
                                 (Dollars in thousands)  (Dollars in thousands)
Investment Properties
-----------------------------
Revenues                          $     369     $    0   $      369     $    0
                                 ==========    =======  ===========    =======
Operating income                  $      92     $    0   $       92     $    0
                                 ==========    =======  ===========    =======
Interest expense                  $     313     $    0   $      313     $    0
                                 ==========    =======  ===========    =======
Depreciation and amortization     $     276     $    0   $      276     $    0
                                 ==========    =======  ===========    =======
Rents                             $       0     $    0   $        0     $    0
                                 ==========    =======  ===========    =======
EBITDA (1)                        $     368     $    0   $      368     $    0
                                 ==========    =======  ===========    =======
Capital expenditures              $ 145,019     $    0   $  145,019     $    0
                                 ==========    =======  ===========    =======
Identifiable assets (2)                                   $ 150,044     $    0
                                                        ===========    =======

(1) EBITDA represents earnings before interest, taxes, depreciation and amortiation, rents, obligations due under lease, corporate expenses, reorganization expenses and other nonrecurring charges. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(2) Identifiable assets represents total assets less elimination for intercompany items.



18.  Subsequent Event - Litigation Settlement

On April 20, 2001, the Company entered into a settlement agreement with David H. Lesser, Hudson Bay Partners, L.P. and certain of their affiliates. In accordance with the settlement agreement, among other things, (i) the Company and its subsidiaries agreed to dismiss with prejudice pending litigation by the Company against HBP and Mr. Lesser styled Santa Fe Gaming Corp. v. Hudson Bay Partners,
L. P., et al., CV-5-99-00298-KJD (LRL) and Santa Fe Gaming Corporation v. Hudson Bay Partners L.P. and David H. Lesser., CV-5-99-00416 LDG (LRL), and Mr. Lesser agreed to dismiss with prejudice his application for reimbursement of approximately $1.1 million in attorneys' fees in connection with the PHI and PFC bankruptcies, pursuant to legal proceedings styled In re Pioneer Finance Corp., Case No. BK-S-99-11404-LBR and In re Pioneer Hotel Inc., Case No. BK-S-99-12854-LBR; (ii) the Company purchased the 3,456,942 shares of the Company's preferred stock and acquired for no additional consideration 53,600 shares of common stock held by the Hudson Bay affiliates; (iii) Mr. Lesser agreed to forfeit options to acquire 12,500 shares of the Company's common stock, (iv) Mr. Lesser forfeited his claim to director fees; (v) Mr. Lesser resigned from the Company's Board of Directors and withdrew his name as the nominee for election by preferred stockholders as a special director at the Company's annual meeting held on May 11, 2001 and (vi) the Company paid Mr. Lesser $5.75 million.

                      ARCHON CORPORATION AND SUBSIDIARIES

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

General
-------

Results of Operations - Six Months Ended March 31, 2001 and 2000
----------------------------------------------------------------

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the six months ended March 31, 2001 were $23.4 million, a $43.6 million, or 65.0%, decrease from $67.0 million for the same period in fiscal 2000. The six months ending March 31, 2000 included net revenues of approximately $43.2 million at the Santa Fe Hotel and Casino (the "Santa Fe") which was sold on October 2, 2000. Revenues decreased by $1.9 million at the Pioneer Hotel and Gambling Hall (the "Pioneer").

Operating Expenses. Total operating expenses decreased $37.2 million, or 62.9%, to $21.9 million for the six months ended March 31, 2001 from $59.1 million in the six months ended March 31, 2000. Total operating expenses as a percentage of revenue increased to 93.4% in the six months ended March 31, 2001 from 88.2% in the six months ended March 31, 2000. The six months ended March 31, 2000 included operating expenses of approximately $36.1 million at the Santa Fe. Operating expenses decreased by $2.0 million, or 9.1%, at the Pioneer. Operating expenses of Sahara Las Vegas Corp. ("SLVC") decreased by $700,000, attributable to loan issue costs being fully amortized by December 1999.

Operating Income. Consolidated operating income for the six months ended March 31, 2001 was $1.5 million, a $6.4 million, or 80.5%, decrease from operating income of $7.9 million for the same period in fiscal 2000. The six months ended March 31, 2000 included operating income of approximately $7.1 million at the Santa Fe. Operating income increased by $100,000 at the Pioneer and $500,000 at SLVC.

Interest Expense. Consolidated interest expense for the six months ended March 31, 2001 was $1.9 million, a $9.6 million decrease compared to $11.5 million in the six months ended March 31, 2000, due to the repayment of the PFC 13 1/2% First Mortgage Notes (the "13 1/2% Notes") in August 2000 and the repayment of substantially all of the Company's remaining debt in October 2000.

Gain on Sale of Assets. The Company recorded a $137.2 million gain on the sale of substantially all of the assets of the Santa Fe in the quarter ended December 31, 2000. The Company recorded a $12.1 million gain on the sale of real property in Henderson, Nevada and related agreements in the quarter ended December 31, 1999.

Litigation Settlement, net. The Company recorded an approximate $3.7 million net gain from a litigation settlement in the quarter ending March 31, 2001.

Income Before Income Tax and Extraordinary Item. Consolidated income before income tax and extraordinary item for the six months ended March 31, 2001 was $140.6 million, a $132.1 million increase compared to $8.5 million in the six months ended March 31, 2000, principally due to the gain on sale of the Santa Fe assets.

Federal Income Tax. The Company recorded a federal income tax provision of $47.8 million in the current six month period. The Company did not record an income tax provision in the prior year six month period. In the six month period ended March 31, 2000, the Company's annualized effective rate was 0%.

Extraordinary Item. During the six months ended March 31, 2000, SLVC purchased $16.7 million principal amount of PFC's 13 1/2% Notes, plus accrued and unpaid interest, for approximately $17.1 million, resulting in a $2.8 million gain on the extinguishment of debt.

Preferred Share Dividends. Dividends of approximately $1.2 million and $1.1 million for the six months ended March 31, 2001 and 2000, respectively, accrued on the preferred stock. The accrued dividend rate increased to 13% in the current period compared to 12% in the prior year. Dividends for the six months ended March 31, 2001 are reported net of the 155,200 shares of preferred stock acquired by the Company and retired at March 31, 2001.

Net Income. Consolidated net income per common shares was $91.6 million, or $14.76 per common share, in the 2001 period compared to $10.2 million, or $1.64 per common share, in the prior year period.

Pioneer

Net Operating Revenues. Revenues at the Pioneer decreased $1.9 million, or 8.1%, to $21.3 million in the six months ended March 31, 2001 from $23.2 million in the six months ended March 31, 2000. The decline in revenues at the Pioneer is consistent with a general decline in the Laughlin market, which management believes is due to expansion of Native American gaming facilities in Southern California.

Casino revenues decreased $1.3 million, or 6.5%, to $17.8 million in the six months ended March 31, 2001 from $19.1 million in the six months ended March 31, 2000.Slot and video poker revenues decreased $1.1 million, or 6.8%, to $15.6 million in the six months ended March 31, 2001 from $16.7 million in the six months ended March 31, 2000. Other gaming revenues, including table games, decreased $100,000. Casino promotional allowances increased $100,000, or 1.5%, to $4.1 million in the six months ended March 31, 2001 from $4.0 million in the six months ended March 31, 2000, due to increased promotions.

Hotel revenues remained at $1.2 million for the six months ended March 31, 2001 and 2000, as a slight decrease in occupancy rate was offset by an increase in average daily room rate. Food and beverage revenues were substantially unchanged at $4.3 million in the six months ended March 31, 2001 and March 31, 2000. Other revenues decreased $600,000, or 21.5%, to $2.0 million in the six months ended March 31, 2001 from $2.6 million in the six months ended March 31, 2000 due to decreased sales in retail outlets caused by increased competition from other retail outlets.

Operating Expenses. Operating expenses decreased $2.0 million, or 9.1%, to $19.3 million in the six months ended March 31, 2001 from $21.3 million in the six months ended March 31, 2000. Operating expenses as a percentage of revenue decreased to 90.6% in the six months ended March 31, 2001 from 91.7% in the six months ended March 31, 2000 primarily as a result of the fact that no reorganization expenses were incurred in the 2001 period. The March 2000 period included reorganization expenses of $1.4 million.

Casino expenses increased $200,000, or 2.0%, to $8.9 million in the six months ended March 31, 2001 from $8.7 million in the six months ended March 31, 2000, largely due to an increase in labor costs as well as in casino promotions. Casino expenses as a percentage of casino revenues increased to 50.0% in the six months ended March 31, 2001 from 45.9% in the six months ended March 31, 2000. Hotel expenses were unchanged at $400,000 in the six months ended March 31, 2001 and 2000. Food and beverage expenses decreased $100,000, or 5.7%, to $2.1 million in the six months ended March 31, 2001 compared to $2.2 million in the six months ended March 31, 2000, primarily due to a decrease in beverage cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 48.7% in the six months ended March 31, 2001 from 51.5% in the six months ended March 31, 2000. Other expenses decreased $500,000, or 21.9%, to $1.9 million for the six months ended March 31, 2001 compared to $2.4 million for the six months ended March 31, 2000 related to the decrease in retail sales. Other expenses as a percentage of other revenues decreased to 93.3% in the six months ended March 31, 2001 from 93.7% in the six months ended March 31, 2000.

Selling, general and administrative expenses decreased $100,000, or 4.8%, to $2.7 million in the six months ended March 31, 2001 from $2.8 million in the six months ended March 31, 2000. Selling, general and administrative expenses as a percentage of revenues increased to 12.5% in the six months ended March 31, 2001 from 12.1% in the six months ended March 31, 2000. Utilities and property expenses increased $300,000, or 14.0% to $2.3 million in the six months ended March 31, 2001 from $2.0 million in the six months ended March 31, 2000, primarily due to increased rent expense associated with the lease of gaming equipment. Utilities and property expenses as a percentage of revenues increased to 10.6% in the six months ended March 31, 2001 from 8.5% in the six months ended March 31, 2000. Depreciation and amortization expenses decreased $200,000, or 13.3%, to $1.1 million in the six months ended March 31, 2001 from $1.3 million in the six months ended March 31, 2000, due to the sale of gaming equipment. No reorganization expenses were incurred in the 2001 period.

During the six months ended March 31, 2000, PHI incurred approximately $1.4 million in reorganization expenses related to the restructuring of the PFC's 13 1/2% Notes.

Results of Operations - Three Months Ended March 31, 2001 and 2000
------------------------------------------------------------------

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the three months ended March 31, 2001 were $13.0 million, a $21.6 million, or 62.6%, decrease from $34.6 million for the same period in fiscal 2000. The three months ended March 31, 2000 included net revenues of approximately $22.0 million at the Santa Fe. Revenues decreased by $800,000 at the Pioneer Hotel and Gambling Hall (the "Pioneer").

Operating Expenses. Total operating expenses decreased $17.1 million, or 61.1%, to $11.0 million for the quarter ended March 31, 2001 from $28.1 million in the quarter ended March 31, 2000. The three months ended March 31, 2000 included operating expenses of approximately $17.6 million at the Santa Fe. Total operating expenses as a percentage of revenue increased to 84.5% in the quarter ended March 31, 2001 from 81.3% in the quarter ended March 31, 2000. Operating expenses decreased by $600,000, or 5.8%, at the Pioneer.

Operating Income. Consolidated operating income for the quarter ended March 31, 2001 was $2.0 million, a $4.5 million, or 69.0%, decrease from operating income of $6.5 million for the same period in fiscal 2000. The three months ended March 31, 2000 included operating income of approximately $4.4 million at the Santa Fe. Operating income decreased by $200,000 at the Pioneer in the 2001 quarter.

Interest Expense. Consolidated interest expense for the quarter ended March 31, 2001 was $1.4 million, a $3.6 million decrease compared to $5.0 million in the quarter ended March 31, 2000, due to the repayment of the PFC 13 1/2% Notes in August 2000 and the repayment of substantially all of the Company's remaining debt in October 2000.

Litigation Settlement, net. The Company recorded an approximate $3.7 million net gain from a litigation settlement in the quarter ended March 31, 2001.

Income Before Income Tax and Extraordinary Item. Consolidated income before income tax and extraordinary item for the quarter ended March 31, 2001 was $4.3 million, a $2.9 million increase compared to $1.4 million in the fiscal 2000 quarter, principally due to the litigation settlement.

Federal Income Tax. The Company recorded a federal income tax provision of $1.5 million in the current quarter. The Company did not record an income tax provision in the prior year quarter. In the quarter ended March 31, 2000, the Company's annualized effective rate was 0%.

Extraordinary Item. During the quarter ended March 31, 2000, SLVC purchased $7.2 million principal amount of PFC's 13 1/2% Notes, plus accrued and unpaid interest, resulting in a $700,000 gain on the extinguishment of debt.

Preferred Share Dividends. Dividends of approximately $600,000 for each of the quarters ended March 31, 2001 and 2000 accrued on the preferred stock. The accrued dividend rate increased to 13% in the current period compared to 12% in the prior year. Dividends for the current quarter are reported net of the 155,200 shares of preferred stock acquired by the Company and retired at March 31, 2001.

Net Income. Consolidated net income per common shares was $2.2 million, or $.36 per common share, in the 2001 period compared to $1.6 million, or $0.25 per common share, in the prior year period.

Pioneer

Net Operating Revenues. Revenues at the Pioneer decreased $800,000, or 6.7%, to $11.4 million in the quarter ended March 31, 2001 from $12.2 million in the quarter ended March 31, 2000. The decline in revenues at the Pioneer is consistent with a general decline in the Laughlin market, which management believes is due to expansion of Native American gaming facilities in Southern California.

Casino revenues decreased $500,000, or 4.7%, to $9.6 million in the quarter ended March 31, 2001 from $10.1 million in the quarter ended March 31, 2000. Slot and video poker revenues decreased $400,000, or 4.1%, to $8.4 million in the quarter ended March 31, 2001 from $8.8 million in the quarter ended March 31, 2000. Other gaming revenues, including table games, decreased $100,000. Casino promotional allowances were unchanged at $2.1 million.

Hotel revenues remained at $700,000 for the quarters ended March 31, 2001 and 2000. Food and beverage revenues were substantially unchanged at $2.3 million in the quarters ended March 31, 2001 and March 31, 2000. Other revenues decreased $300,000, or 24.2%, to $1.0 million in the quarter ended March 31, 2001 from $1.3 million in the quarter ended March 31, 2000 due to decreased sales in retail outlets caused by increased competition from other retail outlets.

Operating Expenses. Operating expenses decreased $600,000, or 5.8%, to $9.9 million in the quarter ended March 31, 2001 from $10.5 million in the quarter ended March 31, 2000. Operating expenses as a percentage of revenue increased to 86.7% in the quarter ended March 31, 2001 from 85.9% in the quarter ended March 31, 2000, primarily as a result of the decrease in operating revenues, partially offset by the fact that no reorganization expenses were incurred in the 2001 quarter. The March 2000 quarter included reorganization expenses of $500,000.

Casino expenses increased $200,000, or 4.6%, to $4.6 million in the three months ended March 31, 2001 from $4.4 million in the three months ended March 31, 2000, largely due to increased promotional expenses. Casino expenses as a percentage of casino revenues increased to 47.6% in the quarter ended March 31, 2001 from 43.4% in the quarter ending March 31, 2000. Hotel expenses were unchanged at $200,000 in the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. Food and beverage expenses decreased $100,000, or 6.0%, to $1.1 million in the quarter ended March 31, 2001 compared to $1.2 million in the quarter ended March 31, 2000 primarily due to a decrease in beverage cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 47.8% in the quarter ended March 31, 2001 from 50.0% in the quarter ended March 31, 2000. Other expenses decreased $300,000, or 28.4%, to $900,000 for the quarter March 31, 2001 compared to $1.2 million for the quarter ended March 31, 2000 related to the decrease in retail sales. Other expenses as a percentage of other revenues decreased to 91.1% in the quarter ended March 31, 2001 from 96.5% in the quarter ended March 31, 2000.

Selling, general and administrative expenses were substantially unchanged at $1.5 million in the quarter ended March 31, 2001 compared to $1.4 million in the quarter ended March 31, 2000. Selling, general and administrative expenses as a percentage of revenues increased to 12.9% in the quarter ended March 31, 2001 from 11.6% in the quarter ended March 31, 2000. Utilities and property expenses increased $200,000, or 27.9%, to $1.2 million in the quarter ended March 31, 2001 from $1.0 million in the quarter ended March 31, 2000, primarily due to increased rent expense associated with the lease of gaming equipment. Utilities and property expenses as a percentage of revenues increased to 10.7% in the quarter ended March 31, 2001 from 7.8% in the quarter ended March 31, 2000. Depreciation and amortization expenses decreased $100,000, or 25.9%, to $500,000 in the quarter ended March 31, 2001 from $600,000 in the quarter ended March 31, 2000, due to the sale of gaming equipment. No reorganization expenses were incurred in the 2001 quarter. During the quarter ended March 31, 2000, PHI incurred approximately $500,000 in reorganization expenses related to the restructuring of the PFC's 13 1/2% Notes.

Liquidity and Capital Resources; Trends and Factors Relevant to Future
Operations

Liquidity. As of March 31, 2001, the Company held cash and cash equivalents of $26.7 million compared to $7.0 million at September 30, 2000. In April 2001, the Company received net proceeds of approximately $3.7 million from the settlement of the Treasure Bay litigation and expended approximately $5.75 million in connection with the settlement of legal proceedings by the Company against David
H. Lesser and Hudson

Bay Partners, L.P. ("HBP") and an application by Mr. Lesser for reimbursement of approximately $1.1 million of attorneys' fees related to the PHI and PFC bankruptcy proceedings, pursuant to which, among other things, the Company acquired approximately 3.5 million shares of preferred stock held by Mr. Lesser, HBP and their affiliates.

Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending March 31, 2002.

Cash Flow from Operating Activities. The Company's cash used in operations was $5.9 million for the six months ended March 31, 2001 as compared to $3.1 million for the same period in the prior year. The increase in cash used in operations was primarily due to the reduction of accounts payable and other liabilities in conjunction with the SFHI Asset Sale.

Cash Flow from Investing Activities. Cash provided by investing activities was $117.7 million during the six months ended March 31, 2001, compared to $36.0 million during the six months ended March 31, 2000. In November 1999, the Company sold real property in Henderson, Nevada and entered into related agreements for total consideration of $37.2 million. In October 2000, the Company completed the SFHI Asset Sale for total consideration of $205.0 million which was offset in part by $67.7 million used in the acquisition of investment properties in March 2001. Additionally, in December 2000, in connection with the Pioneer Transactions, $15.0 million of cash was placed in restricted use accounts. In the first six months of fiscal 2001, the Company incurred $600,000 of capital expenditures, excluding the purchase of investment properties, comprised of improvements at the Pioneer and the build-out of a new corporate office, compared to $1.1 million in fiscal 2000.

Cash Used in Financing Activities. Cash used in financing activities was $92.1 million in the six months ended March 31, 2001 compared to $30.1 million during the same period in 2000. In October 2000, the Company used proceeds from the SFHI Asset Sale to retire substantially all outstanding debt. The Pioneer Transactions resulted in net cash of $32.5 million. In March 2001, the Company issued $55.4 million of non-recourse first mortgage indebtedness in connection with the acquisition of an investment property. The Company incurred an aggregate $3.2 million of costs in conjunction with issuing the $55.4 million of non-recourse debt and assuming $77.3 million non-recourse debt in connection with the acquisition of another investment property. In fiscal 2000, the Company used proceeds from the sale of the Henderson, Nevada property and related agreements to reduce the outstanding principal amount of indebtedness.

The Company's primary source of cash is from Pioneer operations and from interest income on available cash and cash equivalents and investments in marketable securities. The agreements relating to the Pioneer Transactions restrict the ability of PHI to make distribution to the Company, and, under certain circumstances, to pay management fees to the Company. Cash from PHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company.

Earnings before interest, taxes, depreciation and amortization, rents, obligations due under lease, corporate expenses, reorganization expenses and other non-recurring charges ("EBITDA") decreased $13.5 million, or 72.6%, to $5.1 million in the six months ended March 31, 2001 from $18.6 million in the six months ended March 31, 2000. The Company's earnings for the six months ended March 31, 2001 were from the Pioneer operations while in fiscal 2000 earnings were from the Santa Fe and the Pioneer operations. Excluding operations at the Pioneer, the Company's primary use of cash is for selling, general and administrative expenses of the Company and its subsidiaries including lease costs relating to new corporate offices. Additionally, the Company will be required to make capital contributions to PHI or cash payments to the restricted cash accounts and to forgo all or a portion of its management fee from PHI if the ratio of fixed charges to operating cash flow at the Pioneer is not maintained at specified levels. See "Pioneer Transactions." SLVC, an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. SLVC's principal use of cash is to pay real property taxes. Additionally, in connection with the acquisition of the property, SLVC assumed an operating lease under which the water theme park operates. The lease may be terminated at any time by SLVC; however, if it is terminated prior to 2004, SLVC has agreed to pay a loan owed by the tenant to the prior owner which amortizes over the remaining life of the lease. The loan owed by the tenant had an outstanding balance of $3.2 million as of March 31, 2001.

Results of operations at the Pioneer for the three and six months ended March 31, 2001 generated EBITDA, as defined, of $2.6 million and $4.1 million, compared to $3.3 million and $5.5 million, respectively, of EBITDA in the same period in 2000, respectively. The EBITDA margin decreased to 19.3% in fiscal 2001 from 23.6% in fiscal 2000 in the six month periods, and to 23.0% in fiscal 2001 from 27.2% in fiscal 2000 in the three month periods. PHI's principal uses of cash are for lease payments, the management fee payable to the Company and capital expenditures to maintain the facility. As a result of the completion of the Pioneer Transactions on December 30, 2000, PHI's lease payments have increased. In addition to the existing ground lease, monthly lease payments for gaming equipment are $59,000 per month and monthly lease and license payments related to the real and intangible assets are $285,000 for the first three years and increase thereafter. Capital expenditures to maintain the facility in fiscal 2001 are expected to be approximately $1.0 million.

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

As a result of the SFHI Asset Sale, the Company incurred an estimated $165.0 million tax gain for federal income tax purposes for fiscal 2001. As of September 30, 2000, the Company had an estimated net operating loss carry forward for regular tax purpose of approximately $67.8 million, all of which can be utilized in fiscal 2001. In March, 2001, SFHI acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Internal Revenue Code and to defer approximately $90.0 million of the gain for federal corporate income tax purposes resulting from the SFHI Asset Sale. The Company expects to make an alternative minimum tax payment in fiscal 2001 from available cash resources.

Pioneer Transactions
--------------------

On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Sections 721 and 351 of the Code, the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the "Purchaser") and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions"). The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and preferred stock of the Purchaser having a $1.0 million liquidation preference.

Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restriction on competing in the Laughlin, Nevada area, and restrictions on dividend payments on Archon preferred stock. In addition, Archon agreed to maintain minimum consolidated liquidity amounts. Furthermore, Archon has agreed to contribute capital to PHI and in certain events to deposit cash to the restricted cash accounts in the event the ratio of fixed charges to operating cash flow at the Pioneer falls below 1.00 to 1 during any rolling four quarter period, calculated on a quarterly basis beginning March 31, 2001, and to forgo all or a portion of the management fees payable by PHI if the ratio of operating cash flow to fixed charges falls below 1.20 to 1. The ratio of operating cash flow to fixed charges at March 31, 2001 was slightly less than
1.20 to 1. The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI between the end of the third and seventh years at purchase price amounts which approximate estimated fair market value at the relevant dates, and at the end of the lease term for fair market value.

Preferred Stock
---------------

The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. The Company has accrued the semi-annual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% of $2.14 for each share of preferred stock and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. In April 2001, the dividend rate increased to 13.5%. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of March 31, 2001, the aggregate liquidation preference of the preferred stock was $27.2 million, or $3.12 per share, net of 155,200 shares acquired by the Company and retired.

In December 2000, the Board of Directors of the Company authorized the purchase from time to time by the Company of preferred stock, for total consideration of up to $500,000. As of March 31, 2001, the Company has purchased 155,200 shares of preferred stock for $238,401. Subsequent to March 31, 2001, the Company acquired approximately 3.5 million shares of preferred stock pursuant to the settlement agreement with David H. Lesser, HBP and certain of their affiliates. See Part II, Item I, "Legal Proceedings."

Pursuant to the Certificate of Designations of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. The agreements relating to the Pioneer Transactions contain provisions restricting the payment of dividends on the Archon preferred stock.


Recently Issued Accounting Standards
------------------------------------

In January 2001, the Emerging Issues Task Force determined in Issue No. 00-22, Accounting for "Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," that cash rebates arising from loyalty programs should be recognized as a reduction of revenues.

Accordingly, beginning with the quarter ending March 31, 2001, the Company has recorded the expense of cash paid for slot play based points earned as a reduction of revenue. Prior periods presented in the Statements of Operations have been reclassified. These amounts are included in casino promotional allowances.

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

                        Item 3. Market Risk Disclosure
                                ----------------------

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. The Company has no debt instruments subject to market risks.

The Company holds investments in various available-for-sale securities, however, exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flows.

                      ARCHON CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

         On March 20, 2001 the Company agreed to settle the lawsuit Sahara Gaming Corporation, et al. v. Francis L. Miller, et al., CV-S-94-01109-LRL, filed by the Company alleging, among other things, violations of the Securities Exchange Act of 1934. The terms of the settlement required that (i) the defendants' insurers pay the Company approximately $4.9 million and the Company dismiss with prejudice all its claims against all defendants, (ii) the Company pay Francis Miller approximately $900,000 and Francis Miller dismiss with prejudice all his counterclaims and third-party claims against the Company, and (iii) plaintiffs and defendants cause the lawsuit and counterclaims to be dismissed with prejudice.

         On April 20, 2001, the Company entered into a settlement agreement with David H. Lesser, Hudson Bay Partners, L.P. and certain of their affiliates. In accordance with the settlement agreement, among other things, (i) the Company and its subsidiaries agreed to dismiss with prejudice pending litigation by the Company against HBP and Mr. Lesser styled Santa Fe Gaming Corp. v. Hudson Bay Partners, L. P., et al., CV-5-99-00298-KJD (LRL) and Santa Fe Gaming Corporation v. Hudson Bay Partners L.P. and David H. Lesser., CV-5-99-00416 LDG (LRL), and Mr. Lesser agreed to dismiss with prejudice his application for reimbursement of approximately $1.1 million in attorneys' fees in connection with the PHI and PFC bankruptcies, pursuant to legal proceedings styled In re Pioneer Finance Corp., Case No. BK-S-99-11404-LBR and In re Pioneer Hotel Inc., Case No. BK-S-99-12854-LBR; (ii) the Company acquired the 3,456,942 shares of the Company's preferred stock and received for no additional consideration 53,600 shares of common stock held by the Hudson Bay affiliates; (iii) Mr. Lesser agreed to forfeit options to acquire 12,500 shares of the Company's common stock,
         (iv) Mr. Lesser forfeited his claim to director fees; (v) Mr. Lesser resigned from the Company's Board of Directors and withdrew his name as the nominee for election by preferred stockholders as a special director at the Company's annual meeting held on May 11, 2001 and (vi) the Company paid Mr. Lesser $5.75 million.

         The Company is the defendant in a pending action titled Local Joint Executive Board et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH. The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act by improperly providing notification of the closing of the Santa Fe Hotel and Casino. The plaintiffs seek damages in the amount provided for by the statute. The plaintiffs have filed a motion for class certification, which remains pending.

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities
         -------------------------------

         The Company has outstanding redeemable exchangeable cumulative preferred stock ("Preferred Stock"). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 13.5% effective April 1, 2001. The accrued stock dividends have been recorded as an increase to the Preferred Stock account. As of March 31, 2001, the aggregate liquidation preference of the Preferred Stock was $27.2 million, or $3.12 per shares, net of 155,200 shares acquired by the Company and retired.

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 11, 2001, Common Stockholders elected one director, voted on a proposal to amend the Articles of Incorporation to change the Company name to Archon Corporation and voted on a proposal to ratify the selection of Deloitte & Touche LLP as the Company's public accountants.

         The Common Stockholders Directors whose terms in office continued after the meeting are as follows:

                  Paul W. Lowden through 2002
                  William J. Raggio through 2002
                  John W. Delaney through 2003
                  Suzanne Lowden through 2003

         The result of the vote taken on the election of Common Stockholders Director to hold office until the 2004 Annual Meeting of Stockholders and until his successor is elected and have qualified was as follows:

                                                     For    Withheld from Voting
                                                  --------  --------------------
         Thomas K. Land (Class II: until          6,040,023        24,329
                  the 2004 Annual Meeting of
                  Stockholders and until his
                  successor is elected and has
                  qualified)


         The result of the vote taken for a proposal to amend the Articles of Incorporation to change the name of the company to Archon Corporation was as follows:

                  For: 6,044,583    Against: 12,403     Votes abstaining: 7,366

         The result of the vote taken for ratification of selection of Deloitte & Touche LLP as the Company's independent public accountants are as follows:

                  For: 6,056,650    Against:  3,118     Votes abstaining: 4,558

         The Preferred Stockholders Director whose terms in office continued after the meeting is as follows:

                  Howard E. Foster through 2003

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits

     10.72 Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001.

     10.73 Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.

     10.74 Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.

     10.75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999.

     10.76 Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC.

     10.77 Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.

     10.78 First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.

     10.79 Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005

     10.80 Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020

     10.81 Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. And First Security Bank, National Association as Indenture Trustee

     10.82 Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank.

     10.83 Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. And First Security Bank, National Association as Indenture Trustee

Reports

     The Registrant filed a Current Report on Form 8-K dated January 5, 2001 under Item 5. Other Events reporting certain information relating to the sale and lease/license-back of the real, personal and intangible property used in the operation of the Pioneer Hotel and Gambling Hall, in Laughlin, Nevada.

     The Registrant filed a Current Report on Form 8-K dated March 2, 2001 under
     Item 5. Other Events reporting the acquisition by SFHI of investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ARCHON CORPORATION, Registrant

                                         By: /s/ Thomas K. Land
                                            ------------------------------------
                                         Thomas K. Land, Chief Financial Officer

Dated: May 15, 2001