Form 10-Q
period 2001-06-30
ARCHON CORP
filed 2001-08-13
CIK 812482

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         JUNE 30, 2001
                               ---------------------------------------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934    For the transition period from ___________
     to ___________


Commission File Number:                            1-9481
                       ---------------------------------------------------------

                              ARCHON CORPORATION
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

                 Nevada                                    88-0304348
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                Number)


        3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109
----------------------------------------------------------------------------
             (Address of principal executive office and zip code)

                                (702) 732-9120
        --------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO_____
                                             ---

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                6,206,856                          as of August 14, 2001
---------------------------------------------------      -----------------------

                              ARCHON CORPORATION


                                     INDEX

                                                                                          Page
                                                                                          ----
PART I.   FINANCIAL INFORMATION

ITEM 1     Consolidated Condensed Financial Statements


          CONSOLIDATED CONDENSED BALANCE SHEETS
                 June 30, 2001 (UNAUDITED) and
                 September 30, 2000......................................................   2

          CONSOLIDATED CONDENSED STATEMENTS OF
                 OPERATIONS (UNAUDITED) for the three and nine
                 months ended June 30, 2001 and 2000.....................................   3

          CONSOLIDATED CONDENSED STATEMENT OF
                 STOCKHOLDERS' EQUITY (DEFICIENCY)
                 (UNAUDITED) for the nine months ended
                 June 30, 2001...........................................................   4

          CONSOLIDATED CONDENSED STATEMENTS OF CASH
                 FLOWS (UNAUDITED) for the nine months ended
                 June 30, 2001 and 2000..................................................   5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                 STATEMENTS (UNAUDITED)..................................................   6

ITEM 2  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  .............................................  16

ITEM 3  Market Risk Disclosure ..........................................................  26

PART II.  OTHER INFORMATION..............................................................  27

                      Archon Corporation and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                                                    June 30,             September 30,
ASSETS                                                                                2001                   2000
-------------------------------------------------                              ------------------      -----------------
                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                                    $      20,113,392       $      6,986,984
  Investment in marketable securities                                                  7,714,847                549,446
  Restricted cash                                                                     15,368,287                      0
  Accounts receivable, net                                                               185,216              1,070,242
  Inventories                                                                            561,243                769,218
  Prepaid expenses and other                                                           2,244,263              3,000,170
  Assets held for sale                                                                         0             63,497,055
                                                                               ------------------      -----------------

Total current assets                                                                  46,187,248             75,873,115

Land held for development                                                             23,109,400             23,109,400

Property and equipment, net                                                           32,487,119             34,629,736

Rental property held for investment, net                                             144,126,813                      0

Deferred income taxes                                                                          0             10,982,007

Other assets                                                                           4,064,079              1,001,612
                                                                               ------------------      -----------------

Total assets                                                                   $     249,974,659       $    145,595,870
                                                                               ==================      =================

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current liabilities:
  Accounts payable                                                             $       1,324,053       $      2,441,253
  Interest payable                                                                       274,859              4,178,684
  Accrued and other liabilities                                                        3,621,467              6,287,287
  Note payable - officer                                                                       0              1,500,000
  Debt to be paid upon sale of assets                                                          0            174,894,440
  Current portion of long-term debt                                                       66,315                 72,685
  Current portion of non-recourse debt                                                 5,057,388                      0
                                                                               ------------------      -----------------

Total current liabilities                                                             10,344,082            189,374,349

Long-term debt - less current portion                                                    300,556                349,801

Non-recourse debt - less current portion                                             127,716,828                      0

Obligation under lease                                                                33,990,470                      0

Deferred income taxes                                                                 35,853,007                      0

Other liabilities                                                                        427,688                      0

Minority interest                                                                        100,000                      0

Stockholders' equity (deficiency)                                                     41,242,028            (44,128,280)
                                                                               ------------------      -----------------

Total liabilities and stockholders' equity (deficiency)                        $     249,974,659       $    145,595,870
                                                                               ==================      =================

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                      Archon Corporation and Subsidiaries
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                                                     Three Months                           Nine Months
                                                                     Ended June 30,                        Ended June 30,
                                                                2001               2000               2001              2000
                                                           -------------      -------------      -------------      -------------
Revenues:
   Casino                                                  $   8,038,720      $  25,257,231      $  25,853,948      $  78,374,902
   Hotel                                                         730,428          1,650,434          1,932,851          4,479,743
   Food and beverage                                           2,130,227          5,872,954          6,474,566         17,315,033
   Investment properties                                       3,768,213                  0          4,136,807                  0
   Other revenues                                              1,338,054          3,652,362          5,130,751         11,197,498
                                                           -------------      -------------      -------------      -------------
Gross revenues                                                16,005,642         36,432,981         43,528,923        111,367,176
   Less casino promotional allowances                         (1,809,215)        (3,755,710)        (5,893,122)       (11,690,609)
                                                           -------------      -------------      -------------      -------------
Net operating revenues                                        14,196,427         32,677,271         37,635,801         99,676,567
                                                           -------------      -------------      -------------      -------------
Operating expenses:
   Casino                                                      4,265,805         11,082,779         13,177,859         33,982,422
   Hotel                                                         244,557            583,823            598,175          1,529,726
   Food and beverage                                           1,288,275          4,301,911          3,402,598         11,847,472
   Other                                                         794,626          2,721,553          2,713,972          8,447,064
   Selling, general and administrative                         1,365,395          3,052,151          4,482,919         10,046,048
   Corporate expenses                                            693,509            713,123          2,077,790          2,162,252
   Utilities and property expenses                             1,497,230          2,534,807          3,996,871          8,780,935
   Depreciation and amortization                               1,293,735          2,590,682          2,895,879          8,493,055
   Reorganization expenses                                             0          1,170,394                  0          2,575,503
                                                           -------------      -------------      -------------      -------------
Total operating expenses                                      11,443,132         28,751,223         33,346,063         87,864,477
                                                           -------------      -------------      -------------      -------------
Operating income                                               2,753,295          3,926,048          4,289,738         11,812,090

   Interest expense                                           (5,016,496)        (5,410,223)        (6,922,787)       (16,869,374)
   Gain on sale of assets                                              0                  0        137,238,005         12,098,609
   Litigation settlement, net                                   (319,296)                 0          3,374,482                  0
                                                           -------------      -------------      -------------      -------------
Income (loss) before income tax (expense)
   benefit and extraordinary item                             (2,582,497)        (1,484,175)       137,979,438          7,041,325

   Federal income tax (expense) benefit                          878,049                  0        (46,913,009)                 0
                                                           -------------      -------------      -------------      -------------
Income (loss) before extraordinary item                       (1,704,448)        (1,484,175)        91,066,429          7,041,325

Extraordinary item-gain
   on early extinguishment of debt,
   net of tax provision of $0                                          0             12,028                  0          2,786,308
                                                           -------------      -------------      -------------      -------------
Net income (loss)                                             (1,704,448)        (1,472,147)        91,066,429          9,827,633

Dividends accrued on preferred shares, net                      (378,747)          (592,289)        (1,589,119)        (1,729,483)
                                                           -------------      -------------      -------------      -------------
Net income (loss) applicable to common shares              $  (2,083,195)     $  (2,064,436)     $  89,477,310      $   8,098,150
                                                           =============      =============      =============      =============
Average common shares outstanding                              6,205,374          6,195,356          6,206,856          6,195,356
                                                           =============      =============      =============      =============
Extraordinary item, net of tax
   provision per common share
         Basic                                             $        0.00      $        0.00      $        0.00      $        0.45
                                                           =============      =============      =============      =============
         Diluted                                           $        0.00      $        0.00      $        0.00      $        0.41
                                                           =============      =============      =============      =============
Income (loss) per common share
         Basic                                             $       (0.34)     $       (0.33)     $       14.42      $        1.31
                                                           =============      =============      =============      =============
         Diluted                                           $       (0.31)     $       (0.30)     $       13.10      $        1.19
                                                           =============      =============      =============      =============

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                      Archon Corporation and Subsidiaries
    Consolidated Condensed Statements of Stockholders' Equity (Deficiency)
                                  (Unaudited)

                                                                     Additional Paid    Accumulated
                                      Common Stock  Preferred Stock    in Capital         Deficit      Treasury Stock     Total
                                      ------------  ---------------  ---------------  ---------------  -------------- -------------
Balances, October 1, 2000             $    62,004    $  26,439,760    $  51,520,954   $ (122,063,224)   $   (87,774)  $ (44,128,280)

Net income                                                                                91,066,429                     91,066,429
Preferred stock
  dividends accrued, net                                 1,589,119                        (1,589,119)                             -
Common and preferred stock
  acquired in litigation settlement                    (10,800,869)       5,605,086                        (241,200)     (5,436,983)
Preferred stock purchased                                 (512,241)         245,103                                        (267,138)
Stock options exercised                        65                             7,935                                           8,000
                                      ------------  ---------------  ---------------  ---------------  -------------- -------------
Balances, June 30, 2001               $    62,069    $  16,715,769    $  57,379,078   $  (32,585,914)   $  (328,974)  $  41,242,028
                                      ============  ===============  ===============  ===============  ============== =============

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                      Archon Corporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                     Nine Months Ended June 30,
                                                                                    2001                    2000
--------------------------------------------------------------                 -------------------------------------
Cash flows from operating activities:
Cash and cash equivalents provided by (used in) operations                     $  (40,591,788)         $  7,813,778
Changes in assets and liabilities:
   Accounts receivable, net                                                           885,026               135,389
   Inventories                                                                        207,975              (160,029)
   Prepaid expenses and other                                                       1,755,905              (372,872)
   Deferred income taxes                                                           46,835,014                     0
   Other assets                                                                      (493,398)              569,971
   Accounts payable                                                                (1,117,200)           (1,539,374)
   Interest payable                                                                (3,847,329)           (7,190,713)
   Accrued and other liabilities                                                   (3,443,876)           (2,240,572)
                                                                               --------------          ------------
Net cash provided by (used in) operating activities
   before reorganization items                                                        190,329            (2,984,422)
Reorganization expenses incurred in connection with
   Chapter 11 and related legal proceedings                                                 0            (2,575,503)
                                                                               --------------          ------------

Net cash provided by (used in) operating activities                                   190,329            (5,559,925)
                                                                               --------------          ------------
Cash flows from investing activities:
   Proceeds of sale of assets                                                     207,500,000            37,126,512
   Increase in restricted cash                                                    (15,368,287)                    0
   Cost and expenses related to sale of asets                                      (3,691,166)                    0
   Capital expenditures                                                           (68,601,172)           (1,332,624)
   Increase in marketable securities                                               (7,165,401)                    0
   Development costs                                                                        0               (25,388)
                                                                               --------------          ------------

Net cash provided by investing activities                                         112,673,974            35,768,500
                                                                               --------------          ------------
Cash flows from financing activities:
   Non-recourse debt                                                               55,434,006                     0
   Obligation under lease                                                          32,500,000                     0
   Paid on long-term debt                                                        (177,381,432)          (37,742,951)
   Paid on note payable - officer                                                  (1,500,000)                    0
   Proceeds of note payable - officer                                                       0             1,500,000
   Proceeds of long-term debt                                                               0             1,000,000
   Minority capital contribution                                                      100,000                     0
   Common and preferred stock acquired                                             (5,704,120)                    0
   Stock options exercised                                                              8,000                     0
   Debt issue costs                                                                (3,194,349)                    0
                                                                               --------------          ------------

Net cash used in financing activities                                             (99,737,895)          (35,242,951)
                                                                               --------------          ------------
Increase (decrease) in cash and cash equivalents                                   13,126,408            (5,034,376)

Cash and cash equivalents, beginning of period                                      6,986,984            13,710,226
                                                                               --------------          ------------
Cash and cash equivalents, end of period                                       $   20,113,392          $  8,675,850
                                                                               ==============          ============

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

Until October 2, 2000, the Company, through its wholly-owned subsidiary SFHI INC. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets including the rights to the name "Santa Fe Hotel and Casino" and any derivative names and marks for $205 million (the "SFHI Asset Sale"). See Notes 5, 8 and 13

On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code (the "Code"), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the "Purchaser") and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions"). See Notes 4, 6, 9 and 11

In March 2001, SFHI completed the acquisition of investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland for an aggregate purchase price of $145.0 million plus expenses of $3.2 million, consisting of $15.5 million in cash and $132.7 million of non-recourse indebtedness. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Internal Revenue Code and defer a portion of the federal corporate income tax resulting from the SFHI Asset Sale. See Notes 5, 7 and 10

2.  Summary of Significant Accounting Policies

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

Earnings Per Share

The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 620,488 and 623,035 shares for the three and nine months ended June 30, 2001, respectively, and 624,499 and 629,453 shares for the three and nine months ended June 30, 2000, respectively.

In December 2000, the Company announced that the Board of Directors had authorized the use of up to $500,000 to purchase preferred stock. Additionally, as discussed in Note 14, in connection with the settlement of litigation initiated by the Company, the Company, among other items, acquired 3,456,942 shares of preferred stock held by Mr. Lesser, Hudson Bay Partners, L.P. ("HBP") and their affiliates. Pursuant to the certificate of designation of the preferred stock, shares of preferred stock acquired by the Company are retired. See Note 14

Revenue recognition policy for rental income

Revenue from real estate rentals is recognized and accrued as earned on a pro rata basis over the term of the lease.

Investment in Marketable Securities

Debt securities available-for-sale are stated at market value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of the securities. Debt securities available-for-sale at June 30, 2001 includes investments in government obligations and corporate securities.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined on a specific identification method. At June 30, 2001, equity securities available-for-sale included investments in common and preferred stock.

As market value approximates cost for the above securities, the Company did not record any other comprehensive income associated with unrealized gains or losses on these securities during the quarters ended June 30, 2001 and 2000.

Recently Issued Accounting Standards

In January 2001, the Emerging Issues Task Force determined in Issue No. 00-22, Accounting for "Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," that cash rebates arising from loyalty programs should be recognized as a reduction of revenues.

Accordingly, beginning with the quarter ended March 31, 2001, the Company has recorded the expense of cash paid for slot play based points earned as a reduction of revenue. Prior periods presented in the Statements of Operations have been reclassified. These amounts are included in casino promotional allowances.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

Reclassification

Certain reclassifications have been made in the prior year's consolidated financial statements to conform to the presentation used in 2001.

3.  Cash and Cash Equivalents

At June 30, 2001, the Company held cash and cash equivalents of $20.1 million compared to $7.0 million at September 30, 2000. Approximately $3.4 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in the Pioneer Transactions. See Note 9

At June 30, 2001, approximately $1.6 million is held in escrow, subject to the terms of the agreement of sale, until October 2001 pursuant to the agreements related to the SFHI Asset Sale. See Note 5

4.  Restricted Cash

Approximately $15.4 million held by SFHI has been pledged to secure SFHI's guaranty of PHI's lease and license obligations. The permitted investments for the restricted cash are investment grade commercial paper, money market accounts, government backed securities and preferred stock of the Purchaser. Additionally, $5.0 million of the $15.4 million may be used for capital expenditures at the Pioneer and acquisition of real property and equipment under lease at the Pioneer. Disbursements from the $5.0 million for other purposes and of the remaining $10.4 million may be made only with the approval of the Purchaser. See Note 9

5.  Assets Held For Sale

On October 2, 2000, the Company and the Company's subsidiary, SFHI, consummated the SFHI Asset Sale. The carrying value of the assets sold was approximately $63.5 million and is included in Assets held for sale in the accompanying Consolidated Condensed Balance Sheet at September 30, 2000. The Company received cash consideration of $205.0 million and used approximately $182.2 million of the net proceeds to satisfy substantially all of its indebtedness outstanding at that date, plus accrued interest thereon, and to pay costs of the transactions. The remaining proceeds, net of funds held in escrow, were added to working capital. See Notes 3, 8 and 13

6.  Property and Equipment, net

In December 2000, PHI sold all of its gaming equipment for cash consideration of $2.5 million. Simultaneously, PHI entered into an agreement to lease the equipment for a period of four years at $59,000 per month. The lease has been accounted for as an operating lease in the accompanying Consolidated Condensed Balance Sheet, and accordingly, the gain on sale of approximately $800,000 has been deferred and is being amortized over the term of the lease.

Included in Property and equipment, net in the accompanying Consolidated Condensed Balance Sheet at June 30, 2001 are certain assets held under lease at the Pioneer with a net carrying value of approximately $31.0 million. See Note 9


7.   Rental Property Held for Investment

The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in expenses. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The expense incurred to acquire the property is recorded in Other assets in the accompanying Consolidated Condensed Balance Sheet and is being amortized over the remaining term of the lease. See Note 10

The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus expenses of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property and is under lease to a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land and the balance to building, improvements and equipment. The expenses incurred to acquire the property is recorded in Other assets in the accompanying Consolidated Condensed Balance Sheet and is being amortized over the remaining term of the lease. See Note 10

8.   Debt To Be Paid Upon Sale of Assets

Debt to be paid upon sale of assets in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2000 consists of debt net of unamortized debt discounts and debt obligations owned, but not retired by the Company, and was repaid in full with proceeds of the SFHI Asset Sale. In addition, the Company repaid the Note payable-officer reported in the September 30, 2000 Consolidated Condensed Balance Sheet contained herein with proceeds from the SFHI Asset Sale. See Note 5

9.   Obligations Under Lease

On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property, (excluding gaming equipment) and intangible assets used by the Pioneer for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and preferred stock of the Purchaser having a $1.0 million liquidation preference. The preferred stock is classified in Prepaid and other in the accompanying Consolidated Condensed Balance Sheet. See Notes 4 and 6

In accordance with SFAS 98, the Pioneer Transactions are accounted for as a financing transaction. As of June 30, 2001, the Company has recorded $34.0 million as an Obligation under lease in the accompanying Consolidated Condensed Balance Sheet. Future minimum lease payments including interest thereon under the lease are as follows by fiscal year: 2001 - $855,000; 2002 - $3.4 million; 2003 - $3.4 million; 2004 - $3.9 million; 2005 - $4.2 million and thereafter - $101.1 million.

Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restriction on competing in the Laughlin, Nevada area, limitations on the incurrence of recourse debt obligations by Archon and restrictions on dividend payments on the Archon preferred stock. In addition, Archon agreed to maintain minimum consolidated liquidity amounts and agreed to forgo receipt of a management fee and to contribute capital to PHI and in certain events to the restricted cash account in the event the ratio of fixed charges to operating cash flow at the Pioneer falls below 1.20 to 1 and 1.00 to 1, respectively, during any twelve month period, determined on a quarterly basis beginning March 31, 2001. The Company has an option to purchase the assets under the lease and license agreements between the end of the third and seventh years of the lease and license arrangements , at purchase price amounts which approximate estimated fair market value at the relevant dates, and at the end of the lease term for fair market value. See Notes 4, 6 and 11

10.  Non-recourse Debt Obligations

The Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness and $2.1 million of indebtedness under Section 467 of the Code, in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2019, which requires the tenant to make higher semi-annual lease payments through June 2005 and lower semi-annual lease payments thereafter. The lease payments are applied to the outstanding indebtedness and are intended to reduce the first mortgage note balance to $31.2 million by June 2005. The portion of higher lease payments attributable to future periods is considered an advance of rent under section 467 of the Code. The first mortgage indebtedness is non-recourse and matures in June 2019 to coincide with the end of the lease term. See Note 7

The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. See
Note 7

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

The Company intends to defend the lawsuit vigorously and does not believe that future operating results will be materially adversely affected by the final resolution of the lawsuit.

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

The Company has reflected the net proceeds received in the settlement, net of legal expenses incurred, as gain from litigation settlement in the accompanying Consolidated Condensed Statement of Operations. All payments were made and the legal proceedings dismissed in April 2001.

On April 20, 2001, the Company entered into a settlement agreement with David H. Lesser, Hudson Bay Partners, L.P. and certain of their affiliates. In accordance with the settlement agreement, among other things, (i) the Company and its subsidiaries agreed to dismiss with prejudice pended litigation by the Company against HBP and Mr. Lesser styled Santa Fe Gaming Corp. v. Hudson Bay Partners,
L. P., et al., CV-5-99-00298-KJD (LRL) and Santa Fe Gaming Corporation v. Hudson Bay Partners L.P. and David H. Lesser., CV-5-99-00416 LDG (LRL), and Mr. Lesser agreed to dismiss with prejudice his application for reimbursement of approximately $1.1 million in attorneys' fees in connection with the PHI and PFC bankruptcies, pursuant to legal proceedings styled In re Pioneer Finance Corp., Case No. BK-S-99-11404-LBR and In re Pioneer Hotel Inc., Case No. BK-S-99-12854-LBR; (ii) the Company received the 3,456,942 shares of the Company's preferred stock and 53,600 shares of common stock held by the Hudson Bay affiliates; (iii) Mr. Lesser agreed to forfeit options to acquire 12,500 shares of the Company's common stock, (iv) Mr. Lesser forfeited his claim to director fees, (v) Mr. Lesser resigned from the Company's Board of Directors and withdrew his name as the nominee for election by preferred stockholders as a special director at the

Company's annual meeting held on May 11, 2001 and (vi) the Company paid Mr. Lesser $5.75 million.

The Company allocated the payment for financial reporting purposes to the preferred and common shares, based upon quoted market prices, with the remaining amount being recorded as litigation settlement, net in the accompanying Consolidated Condensed Statements of Operations.

15.  Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the nine month periods ended June 30, 2001 and 2000 is presented below:

                                                               2001          2000
                                                             ---------    ----------
                                                              (Amount in Thousands)
     Operating activities
          Cash paid during the period for interest           $   9,426    $   19,855
                                                             =========    ==========
          Cash paid during the period for income taxes:      $     198    $        0
                                                             =========    ==========
     Investing and financing activities:
          Non-recourse debt assumed with the acquisition
          of investment properties                           $  77,255    $        0

                                                             =========    ==========
          Long-term debt incurred in connection with
          the acquisition of machinery and equipment         $       0    $      391
                                                             =========    ==========

          Increase in Non-recourse debt                      $   2,193    $        0
                                                             =========    ==========
          Increase in obligations under lease                $     490    $        0
                                                             =========    ==========

16.  Segment Information

The Company's primary operations are in the hotel/casino industry and subsequent to October 2, 2000, are conducted at the Pioneer in Laughlin, Nevada. During fiscal year 2000, the Company also conducted operations at the Santa Fe in Las Vegas, Nevada.

                                                  Three Months Ended                 Nine Months Ended
                                           ----------------------------------  -------------------------------
                                                       June 30,                           June 30,
                                           ----------------------------------  -------------------------------
                                                 2001              2000             2001            2000
                                           ------------------  --------------  ---------------  --------------
                                                (Dollars in thousands)             (Dollars in thousands)
Pioneer Hotel
-----------------------------------------
Operating revenues                         $            9,987  $       11,410  $        31,308  $       34,600
                                           ==================  ==============  ===============  ==============
Operating income                           $              115  $          253  $         2,116  $        2,178
                                           ==================  ==============  ===============  ==============
Interest expense                           $            1,159  $        1,816  $         3,207  $        5,141
                                           ==================  ==============  ===============  ==============
Depreciation and amortization              $              478  $          606  $         1,591  $        1,889
                                           ==================  ==============  ===============  ==============
Rents                                      $              384  $          186  $           954  $          554
                                           ==================  ==============  ===============  ==============
EBITDA (1)                                 $            1,227  $        2,466  $         5,352  $        7,948
                                           ==================  ==============  ===============  ==============
Capital expenditures                       $              133  $          159  $           463  $          985
                                           ==================  ==============  ===============  ==============
Identifiable assets (2)                                                        $        37,563  $       40,594
                                                                               ===============  ==============

During the fiscal 2001, the Comoany acquired nvestment properties in Dorchester, Massachusetts and Gaitherburg, Maryland. The payments recieved under lease agreements wiht respect to both properties are applied to dept service payments on non-recourse indeptness secured by the respective properties.

                                                  Three Months Ended                 Nine Months Ended
                                           ----------------------------------  -------------------------------
                                                       June 30,                           June 30,
                                           ----------------------------------  -------------------------------
                                                 2001              2000             2001            2000
                                           ------------------  --------------  ---------------  --------------
                                                (Dollars in thousands)             (Dollars in thousands)
Investment Properties
Revenues                                   $            3,768  $            0  $         4,137  $            0
                                           ==================  ==============  ===============  ==============
Operating income                           $            3,037  $            0  $         3,129  $            0
                                           ==================  ==============  ===============  ==============
Interest expense                           $            3,894  $            0  $         4,207  $            0
                                           ==================  ==============  ===============  ==============
Depreciation and amortization              $              732  $            0  $         1,008  $            0
                                           ==================  ==============  ===============  ==============
EBITDA (1)                                 $            3,769  $            0  $         4,137  $            0
                                           ==================  ==============  ===============  ==============
Capital expenditures                       $                0  $            0  $       145,019  $            0
                                           ==================  ==============  ===============  ==============
Identifiable assets (2)                                                        $       147,209  $            0
                                                                               ===============  ==============


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

                      ARCHON CORPORATION AND SUBSIDIARIES

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

General
-------

Results of Operations - Nine Months Ended June 30, 2001 and 2000
----------------------------------------------------------------

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the nine months ended June 30, 2001 were $37.6 million, a $62.1 million, or 62.2%, decrease from $99.7 million for the same period in fiscal 2000. The nine months ended June 30, 2000 included net revenues of approximately $64.4 million at the Santa Fe Hotel and Casino (the "Santa Fe") which was sold on October 2, 2000. Revenues decreased by $3.3 million at the Pioneer Hotel and Gambling Hall (the "Pioneer"). The nine months ended June 30, 2001 includes rental income of $4.1 million from investment properties, which were purchased in the current fiscal year.

Operating Expenses. Total operating expenses decreased $54.6 million, or 62.0%, to $33.3 million for the nine months ended June 30, 2001 from $87.9 million in the nine months ended June 30, 2000. The nine months ended June 30, 2000 included operating expenses of approximately $54.1 million at the Santa Fe. Operating expenses decreased by $3.2 million, or 10.0%, at the Pioneer. Operating expenses of Sahara Las Vegas Corp. ("SLVC") decreased by $700,000, attributable to loan issue costs being fully amortized by December 1999. Investment properties had $1.0 million in operating expenses. In the prior year period the Company recorded restructuring expenses of $2.6 million.

Operating Income. Consolidated operating income for the nine months ended June 30, 2001 was $4.3 million, a $7.5 million, or 63.7%, decrease from operating income of $11.8 million for the same period in fiscal 2000. The nine months ended June 30, 2000 included operating income of approximately $10.3 million at the Santa Fe. Operating income decreased by $100,000 at the Pioneer and increased $500,000 at SLVC. Operating income from investment properties was $3.1 million in the current year period.

Interest Expense. Consolidated interest expense for the nine months ended June 30, 2001 was $6.9 million, a $10.0 million decrease compared to $16.9 million in the nine months ended June 30, 2000, due to the repayment of substantially all of the Company's debt in October 2000 offset by $2.2 million related to obligations under lease at the Pioneer and interest expense from investment properties of $4.2 million.

Gain on Sale of Assets. The Company recorded a $137.2 million gain on the sale of substantially all of the assets of SFHI in the quarter ended December 31, 2000. The

Company recorded a $12.1 million gain on the sale of real property in Henderson, Nevada and related agreements in the quarter ended December 31, 1999.

Litigation Settlement, net. The Company recorded an approximate $3.7 million net gain from a litigation settlement in the period ended March 31, 2001 and allocated $319,000 to expense of litigation settlement, net in the period ended June 30, 2001.

Income Before Income Tax and Extraordinary Item. Consolidated income before income tax and extraordinary item for the nine months ended June 30, 2001 was $138.0 million, a $131.0 million increase compared to $7.0 million in the nine months ended June 30, 2000, principally due to the gain on sale of the Santa Fe assets.

Federal Income Tax. The Company recorded a federal income tax provision of $46.9 million in the current nine month period. The Company did not record an income tax provision in the prior year nine month period. In the nine month period ended June 30, 2000, the Company's annualized effective rate was 0%.

Extraordinary Item. During the nine months ended June 30, 2000, SLVC purchased $16.7 million principal amount of outstanding debt of Pioneer Finance Corp, plus accrued and unpaid interest, for approximately $17.1 million, resulting in a $2.8 million gain on the extinguishment of debt.

Preferred Share Dividends. Dividends of approximately $1.6 million and $1.7 million for the nine months ended June 30, 2001 and 2000, respectively, accrued on the preferred stock. The accrued dividend rate increased to 13.5% effective April 1, 2001 from 13.0% beginning on October 1, 2000 compared to a 12.0% dividend rate beginning on October 1, 1999 and increasing to 12.5% effective April 1, 2000. Dividends for the nine months ended June 30, 2001 are reported net of the 3,612,670 shares of preferred stock acquired and retired by the Company.

Net Income. Consolidated net income applicable to common shares was $89.5 million, or $14.42 per common share, in the 2001 period compared to $8.1 million, or $1.31 per common share, in the prior year period.

Pioneer

Net Operating Revenues. Revenues at the Pioneer decreased $3.3 million, or 9.5%, to $31.3 million in the nine months ended June 30, 2001 from $34.6 million in the nine months ended June 30, 2000. The decline in revenues at the Pioneer is consistent with a continuing general decline in the Laughlin market, which management believes is due to expansion of Native American gaming facilities in Southern California.

Casino revenues decreased $2.1 million, or 7.7%, to $25.9 million in the nine months ended June 30, 2001 from $28.0 million in the nine months ended June 30, 2000. Slot and video poker revenues decreased $1.8 million, or 7.3%, to $22.7 million in the nine months ended June 30, 2001 from $24.5 million in the nine months ended June 30,

2000. Other gaming revenues, including table games, decreased $400,000. Casino promotional allowances were unchanged at $5.9 million in the nine months ended June 30, 2001 and 2000.

Hotel revenues were relatively unchanged at $1.9 million for the nine months ended June 30, 2001 compared to $2.0 million for the nine months ended June 30, 2000. Food and beverage revenues decreased $100,000, or 1.2%, to $6.5 million in the nine months ended June 30, 2001 from $6.6 million in the nine months ended June 30, 2000. Other revenues decreased $1.0 million, or 24.9%, to $2.9 million in the nine months ended June 30, 2001 from $3.9 million in the nine months ended June 30, 2000 due to decreased sales in retail outlets caused by increased competition from other retail establishments.

Operating Expenses. Operating expenses decreased $3.2 million, or 10.0%, to $29.2 million in the nine months ended June 30, 2001 from $32.4 million in the nine months ended June 30, 2000. Operating expenses as a percentage of revenue decreased to 93.2% in the nine months ended June 30, 2001 from 93.7% in the nine months ended June 30, 2000 primarily as a result of the fact that no reorganization expenses were incurred in the 2001 period. The June 2000 period included reorganization expenses of $2.6 million.

Casino expenses increased $200,000, or 1.8%, to $13.1 million in the nine months ended June 30, 2001 from $12.9 million in the nine months ended June 30, 2000, largely due to an increase in labor costs. Casino expenses as a percentage of casino revenues increased to 51.0% in the nine months ended June 30, 2001 from 46.2% in the nine months ended June 30, 2000. Hotel expenses were unchanged at $600,000 in the nine months ended June 30, 2001 and 2000. Food and beverage expenses decreased $200,000, or 4.4%, to $3.4 million in the nine months ended June 30, 2001 compared to $3.6 million in the nine months ended June 30, 2000, primarily due to a decrease in beverage cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 52.6% in the nine months ended June 30, 2001 from 54.3% in the nine months ended June 30, 2000. Other expenses decreased $900,000, or 26.1%, to $2.7 million for the nine months ended June 30, 2001 compared to $3.6 million for the nine months ended June 30, 2000 related to the decrease in retail sales. Other expenses as a percentage of other revenues decreased to 91.8% in the nine months ended June 30, 2001 from 93.3% in the nine months ended June 30, 2000.

Selling, general and administrative expenses were relatively unchanged at $4.1 million in the nine months ended June 30, 2001 compared to $4.2 million in the nine months ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues increased to 13.2% in the nine months ended June 30, 2001 from 12.1% in the nine months ended June 30, 2000. Utilities and property expenses increased $600,000, or 19.9% to $3.6 million in the nine months ended June 30, 2001 from $3.0 million in the nine months ended June 30, 2000, primarily due to rent expense increases of $400,000 associated with the lease of gaming equipment. Utilities and property expenses as a percentage of revenues increased to 11.5% in the nine months ended June 30, 2001 from 8.6% in the nine months ended June 30, 2000. Depreciation and amortization expenses decreased $300,000, or 15.8%, to $1.6 million in the nine months ended June 30, 2001 from $1.9 million in the nine months ended June 30, 2000, due to the sale of gaming equipment. No reorganization expenses were incurred in the 2001 period. During the nine months ended June 30, 2000, PHI incurred approximately $2.6 million in reorganization expenses related to the restructuring of the PFC's 13 1/2% Notes.

Results of Operations - Three Months Ended June 30, 2001 and 2000
-----------------------------------------------------------------

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the three months ended June 30, 2001 were $14.2 million, a $18.5 million, or 56.6%, decrease from $32.7 million for the same period in fiscal 2000. The three months ended June 30, 2000 included net revenues of approximately $21.1 million at the Santa Fe. Revenues decreased by $1.4 million at the Pioneer. Operating revenues from investment properties was $3.8 million.

Operating Expenses. Total operating expenses decreased $17.4 million, or 60.2%, to $11.4 million for the quarter ended June 30, 2001 from $28.8 million in the quarter ended June 30, 2000. The three months ended June 30, 2000 included operating expenses of approximately $17.9 million at the Santa Fe. Total operating expenses as a percentage of revenue decreased to 80.6% in the quarter ended June 30, 2001 from 88.0% in the quarter ended June 30, 2000. Operating expenses decreased by $1.3 million, or 11.5%, at the Pioneer. Investment properties had $700,000 in operating expenses.

Operating Income. Consolidated operating income for the quarter ended June 30, 2001 was $2.8 million, a $1.2 million, or 29.9%, decrease from operating income of $3.9 million for the same period in fiscal 2000. The three months ended June 30, 2000 included operating income of approximately $3.2 million at the Santa Fe. Operating income decreased by $100,000 at the Pioneer in the 2001 quarter. Operating income from investment properties was $3.0 million in the current year period.

Interest Expense. Consolidated interest expense for the quarter ended June 30, 2001 was $5.0 million, a $400,000 decrease compared to $5.4 million in the quarter ended June 30, 2000, due to the repayment of substantially all of the Company's debt in October 2000 offset by $1.1 million related to obligations under lease at the Pioneer and interest expense from investment properties of $3.9 million.

Income (Loss) Before Income Tax and Extraordinary Item. Consolidated loss before income tax and extraordinary item for the quarter ended June 30, 2001 was $2.6 million, a $1.1 million increase compared to $1.5 million in the fiscal 2000 quarter.

Federal Income Tax. The Company recorded a federal income tax benefit of $900,000 in the current quarter. The Company did not record an income tax provision in the prior year quarter. In the quarter ended June 30, 2000, the Company's annualized effective rate was 0%.

Preferred Share Dividends. Dividends of approximately $400,000 and $600,000 for each of the quarters ended June 30, 2001 and 2000, respectively, accrued on the preferred stock. The accrued dividend rate increased to 13.5% in the current period compared to 12.5% in the prior year. Dividends for the current quarter are reported net of 3,627,800 shares of preferred stock acquired and retired by the Company.

Net Loss. Consolidated net loss applicable to common shares was $2.1 million, or $.34 per common share, in the 2001 period compared to $2.1 million, or $.33 per common share, in the prior year period.

Pioneer

Net Operating Revenues. Revenues at the Pioneer decreased $1.4 million, or 12.5%, to $10.0 million in the quarter ended June 30, 2001 from $11.4 million in the quarter ended June 30, 2000. The decline in revenues at the Pioneer is consistent with a continuing general decline in the Laughlin market, which management believes is due to expansion of Native American gaming facilities in Southern California.

Casino revenues decreased $1.0 million, or 10.4%, to $8.0 million in the quarter ended June 30, 2001 from $9.0 million in the quarter ended June 30, 2000. Slot and video poker revenues decreased $700,000, or 8.3%, to $7.1 million in the quarter ended June 30, 2001 from $7.8 million in the quarter ended June 30, 2000. Other gaming revenues, including table games, decreased $300,000. Casino promotional allowances were unchanged at $1.8 million.

Hotel revenues were relatively unchanged at $700,000 for the quarter ended June 30, 2001 compared to $800,000 for the quarter ended June 30, 2000. Food and beverage revenues decreased $100,000, or 3.2%, to $2.1 million in the quarter ended June 30, 2001 from $2.2 million in the quarter ended June 30, 2000. Other revenues decreased $400,000, or 31.5%, to $900,000 in the quarter ended June 30, 2001 from $1.3 million in the quarter ended June 30, 2000 due to decreased sales in retail outlets caused by increased competition from other retail establishments.

Operating Expenses. Operating expenses decreased $1.3 million, or 11.5%, to $9.9 million in the quarter ended June 30, 2001 from $11.2 million in the quarter ended June 30, 2000. Operating expenses as a percentage of revenue increased to 98.9% in the quarter ended June 30, 2001 from 97.8% in the quarter ended June 30, 2000, primarily as a result of the fact that no reorganization expenses were incurred in the 2001 quarter. The June 2000 quarter included reorganization expenses of $1.2 million.

Casino expenses increased $100,000, or 1.4%, to $4.3 million in the three months ended June 30, 2001 from $4.2 million in the three months ended June 30, 2000. Casino expenses as a percentage of casino revenues increased to 53.1% in the quarter ended June 30, 2001 from 46.9% in the quarter ended June 30, 2000. Hotel expenses were unchanged at $200,000 in the quarters ended June 30, 2001 and 2000. Food and beverage expenses were unchanged at $1.3 million in the quarters ended June 30, 2001 and 2000. Food and beverage expenses as a percentage of food and beverage revenues increased to 60.5% in the quarter ended June 30, 2001 from 59.9% in the quarter ended June 30, 2000. Other expenses decreased $400,000, or 34.5%, to $800,000 for the quarter June 30, 2001 compared to $1.2 million for the quarter ended June 30, 2000 related to the decrease in retail sales. Other expenses as a percentage of other revenues decreased to 88.2% in the quarter ended June 30, 2001 from 92.3% in the quarter ended June 30, 2000.

Selling, general and administrative expenses increased $100,000, or 6.8%, to $1.5 million in the quarter ended June 30, 2001 compared to $1.4 million in the quarter ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues increased to 14.8% in the quarter ended June 30, 2001 from 12.1% in the quarter ended June 30, 2000. Utilities and property expenses increased $300,000, or 31.6%, to $1.3 million in the quarter ended June 30, 2001 from $1.0 million in the quarter ended June 30, 2000, primarily due to increased rent expense associated with the lease of gaming equipment. Utilities and property expenses as a percentage of revenues increased to 13.3% in the quarter ended June 30, 2001 from 8.9% in the quarter ended June 30, 2000. Depreciation and amortization expenses decreased $100,000, or 21.1%, to $500,000 in the quarter ended June 30, 2001 from $600,000 in the quarter ended June 30, 2000, due to the sale of gaming equipment. No reorganization expenses were incurred in the 2001 quarter. During the quarter ended June 30, 2000, PHI incurred approximately $1.2 million in reorganization expenses related to the restructuring of the PFC's 13 1/2% Notes.

Liquidity and Capital Resources; Trends and Factors Relevant to Future
Operations

Liquidity. As of June 30, 2001, the Company held cash and cash equivalents of $20.1 million compared to $7.0 million at September 30, 2000. In addition, the Company had $7.7 million in investment in marketable securities at June 30, 2001.

Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending June 30, 2002.

Cash Flow from Operating Activities. The Company's cash provided by operations was $200,000 for the nine months ended June 30, 2001 as compared to $5.6 million used in operations for the same period in the prior year.

Cash Flow from Investing Activities. Cash provided by investing activities was $112.7 million during the nine months ended June 30, 2001, compared to $35.8 million during the nine months ended June 30, 2000. In October 2000, the Company completed the SFHI Asset Sale for total consideration of $205.0 million which was offset in part by $67.7 million used in the acquisition of investment properties in March 2001. Additionally, in December 2000, in connection with the Pioneer Transactions, $15.0 million of cash was placed in restricted use accounts. In the first nine months of fiscal 2001, the Company incurred $800,000 of capital expenditures, excluding the purchase of investment properties, comprised of improvements at the Pioneer and the build-out of a new corporate office, compared to $1.3 million in fiscal 2000. In November 1999, the Company sold real property in Henderson, Nevada and entered into related agreements for total consideration of $37.2 million.

Cash Used in Financing Activities. Cash used in financing activities was $99.7 million in the nine months ended June 30, 2001 compared to $35.2 million during the same period in 2000. In October 2000, the Company used proceeds from the SFHI Asset Sale to retire substantially all debt outstanding in October 2000. The Pioneer Transactions resulted in net cash of $32.5 million. In March 2001, the Company issued $55.4 million of non-recourse first mortgage indebtedness in connection with the acquisition of an investment property. The Company incurred an aggregate $3.2 million of costs in conjunction with issuing the $55.4 million of non-recourse debt and assuming $77.3 million non-recourse debt in connection with the acquisition of another investment property. In fiscal 2000, the Company used proceeds from the sale of the Henderson, Nevada property and related agreements to reduce the outstanding principal amount of indebtedness.

The Company's primary source of cash is from Pioneer operations and from interest income on available cash and cash equivalents and investments in marketable securities. The agreements relating to the Pioneer Transactions restrict the ability of PHI to make distribution to the Company and, under certain circumstances, to pay management fees to the Company. Cash from PHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company.

Earnings before interest, taxes, depreciation and amortization, rents, obligations due under lease, corporate expenses, reorganization expenses and other non-recurring charges ("EBITDA") decreased $17.0 million, or 62.5%, to $10.2 million in the nine months ended June 30, 2001 from $27.2 million in the nine months ended June 30, 2000. The Company's earnings for the nine months ended June 30, 2001 were from the Pioneer operations and investment properties while in fiscal 2000 earnings were from the Santa Fe and the Pioneer operations. In the current period, EBITDA from investment properties was $3.8 million. Rental income from the investment properties is committed to reducing non-recourse liabilities. Under the leases, the tenants are responsible for substantially all expenses related to the property. Excluding operations at the Pioneer, the Company's primary use of cash is for selling, general and administrative expenses of the Company and its subsidiaries including lease costs relating to new corporate offices and costs associated with the evaluation of development opportunities. Additionally, the Company will be required to make capital contributions to PHI or cash payments to the restricted cash accounts and to forgo all or a portion of its management fee from PHI if the ratio of fixed charges to operating cash flow at the Pioneer is not maintained at 1:00 to 1 and 1:20 to 1, respectively. The ratio for the 12 month period ended June 30, 2001 was 1.01 to 1, and as a result, PHI is prohibited from paying management fees to the Company. See "Pioneer Transactions". SLVC, an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. SLVC's principal use of cash is to pay real property taxes. Additionally, in connection with the acquisition of the property, SLVC assumed an operating lease under which the water theme park operates. The lease may be terminated at any time by SLVC; however, if it is terminated prior to 2004, SLVC has agreed to pay a loan owed by the tenant to the prior owner which amortizes over the remaining life of the lease. The loan owed by the tenant had an outstanding balance of $3.0 million as of June 30, 2001.

Results of operations at the Pioneer for the three and nine months ended June 30, 2001 generated EBITDA, as defined, of $1.2 million and $5.4 million, compared to $2.5 million and $7.9 million, respectively, of EBITDA in the same period in 2000, respectively. The EBITDA margin decreased to 17.1% in fiscal 2001 from 23.0% in fiscal 2000 in the nine month periods, and to 12.3% in fiscal 2001 from 21.6% in fiscal 2000 in the three month periods. PHI's principal uses of cash are for lease payments, the management fee payable to the Company and capital expenditures to maintain the facility. As a result of the completion of the Pioneer Transactions on December 30, 2000, PHI's lease payments have increased. In addition to the ground lease, monthly lease payments for gaming equipment are $59,000 per month and monthly lease and license payments related to the real and intangible assets are $285,000 for the first three years and will increase thereafter. Capital expenditures to maintain the facility in fiscal 2001 are expected to be approximately $1.0 million.

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

As a result of the SFHI Asset Sale, the Company incurred an estimated $165.0 million tax gain for federal income tax purposes for fiscal 2001. As of September 30, 2000, the Company had an estimated net operating loss carry forward for regular tax purpose of approximately $67.8 million, all of which can be utilized in fiscal 2001. In March 2001, SFHI acquired investment properties in Dorchester, Massachusetts and Gaithersburg,

Maryland. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Internal Revenue Code and to defer approximately $90.0 million of the gain for federal corporate income tax purposes resulting from the SFHI Asset Sale. The Company expects to make an alternative minimum tax payment in fiscal 2001 from available cash resources.

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

Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restriction on competing in the Laughlin, Nevada area and restrictions on dividend payments on Archon preferred stock. In addition, Archon agreed to maintain minimum consolidated liquidity amounts. Archon has agreed to forgo all or a portion of the management fees payable by PHI if the ratio of operating cash flow to fixed charges falls below 1.20 to 1.0. The ratio of operating cash flow to fixed charges at June 30, 2001 was 1.01 to 1.0. Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash to the restricted cash accounts in the event the ratio of fixed charges to operating cash flow at the Pioneer falls below 1.00 to 1 during any rolling four quarter period, calculated on a quarterly basis beginning March 31, 2001. The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI between the end of the third and seventh years, at purchase price amounts which approximate estimated fair market value at the relevant dates, and at the end of the lease term for fair market value.

Preferred Stock
---------------

The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. The Company has accrued the semi-annual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% of $2.14 for each share of preferred stock and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. In April 2001, the dividend rate increased to

13.5% of $2.14 for each share per annum. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of June 30, 2001, the aggregate liquidation preference of the preferred stock was $16.7 million, or $3.20 per share, net of 3,627,800 shares acquired by the Company and retired.

In December 2000, the Board of Directors of the Company authorized the purchase from time to time by the Company of preferred stock, for total consideration of up to $500,000. As of June 30, 2001, the Company has purchased 170,858 shares of preferred stock for $267,138. In addition, the Company acquired approximately
3.5 million shares of preferred stock pursuant to the settlement agreement. See
Part II, Item I, "Legal Proceedings."

Pursuant to the Certificate of Designations of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. The agreements relating to the Pioneer Transactions restrict the payment of dividends on the preferred stock.

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

Accordingly, beginning with the quarter ended March 31, 2001, the Company has recorded the expense of cash paid for slot play based points earned as a reduction of revenue. Prior periods presented in the Statements of Operations have been reclassified. These amounts are included in casino promotional allowances.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

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

The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flow.

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

         On April 20, 2001, the Company entered into a settlement agreement with David H. Lesser, Hudson Bay Partners, L.P. and certain of their affiliates. In accordance with the settlement agreement, among other things, (i) the Company and its subsidiaries agreed to dismiss with prejudice pended litigation by the Company against HBP and Mr. Lesser styled Santa Fe Gaming Corp. v. Hudson Bay Partners, L. P., et-al., CV-5-99-00298-KJD (LRL) and Santa Fe Gaming Corporation v. Hudson Bay Partners L.P. and David H. Lesser., CV-5-99-00416 LDG (LRL), and Mr. Lesser agreed to dismiss with prejudice his application for reimbursement of approximately $1.1 million in attorneys' fees in connection with the PHI and PFC bankruptcies, pursuant to legal proceedings styled In re Pioneer Finance Corp., Case
         No. BK-S-99-11404-LBR and In re Pioneer Hotel Inc., Case No. BK-S-99-12854-LBR; (ii) the Company received the 3,456,942 shares of the Company's preferred stock and 53,600 shares of common stock held by the Hudson Bay affiliates; (iii) Mr. Lesser agreed to forfeit options to acquire 12,500 shares of the Company's common stock, (iv) Mr. Lesser forfeited his claim to director fees, (v) Mr. Lesser resigned from the Company's Board of Directors and withdrew his name as the nominee for election by preferred stockholders as a special director at the Company's annual meeting held on May 11, 2001 and (vi) the Company paid Mr. Lesser $5.75 million.

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

         The Company intends to defend the lawsuit vigorously and does not believe that future operating results will be materially adversely affected by the final resolution of the lawsuit.

Item 2 - Changes in Securities

         None


Item 3 - Defaults Upon Senior Securities
----------------------------------------

         The Company has outstanding redeemable exchangeable cumulative preferred stock ("Preferred Stock"). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 13.5% effective April 1, 2001. The accrued stock dividends have been recorded as an increase to the Preferred Stock account. As of June 30, 2001, the aggregate liquidation preference of the Preferred Stock was $16.7 million, or $3.20 per shares, net of 3,627,800 shares acquired by the Company and retired.

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


Dated: August 13, 2001