Form 10-K
period 2001-09-30
ARCHON CORP
filed 2001-12-28
CIK 812482

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number 1-9481

ARCHON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	88-0304348 (I.R.S. Employer Identification No.)
3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (702) 732-9120

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 per share	Over the Counter Bulletin Board

(Title of class)
Exchangeable Redeemable Preferred Stock	Over the Counter Bulletin Board

(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The number of shares of common stock outstanding as of December 24, 2001 was 6,153,256. The market value of the common stock held by non-affiliates of the registrant as of December 24, 2001 was approximately $4,788,000. The market value was computed by reference to the average bid and asked price of the common stock on December 24, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

   Part III hereof incorporates by reference portions of the proxy statement for the 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after September 30, 2001).

ARCHON CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

i

PART I

Item 1. Business

General

    Archon Corporation, formerly known as Santa Fe Gaming Corporation (the "Company" or "Archon"), is a publicly traded Nevada corporation. The Company changed its name to Archon Corporation on May 11, 2001. The Company's primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. ("PHI"), which operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada under long-term lease and license arrangements. In addition, the Company owns real estate on Las Vegas Boulevard South (the "Strip") and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

    Until October 2, 2000, the Company, through its wholly-owned subsidiary SFHI Inc., formerly known as Santa Fe Hotel, Inc. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets, including the rights to the name "Santa Fe Hotel and Casino," for $205 million (the "SFHI Asset Sale"). The SFHI Asset Sale resulted in a pre-tax gain of $137.2 million. In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of Mr. Lowden's family entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe.

    On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code (the "Code"), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions").

    In March 2001, SFHI completed the acquisition of investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland for an aggregate purchase price of $145.0 million plus debt issuance costs of $3.2 million, consisting of $15.5 million in cash and the assumption or issuance of an aggregate of $132.7 million of non-recourse indebtedness. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Code and to defer a portion of the federal corporate income tax resulting from the SFHI Asset Sale.

    In November 1999, Sahara Las Vegas Corporation, an indirect wholly-owned subsidiary of the Company ("SLVC"), sold real property located in Henderson, Nevada for $37.2 million. The Company recorded a pre-tax gain on the sale of approximately $12.1 million in the quarter ended December 31, 1999. In connection with the sale, the Company, SLVC, SFHI, Paul W. Lowden and members of Mr. Lowden's family entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson area.

    The principal executive office of the Company is located at 3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109 and the telephone number is (702) 732-9120.

Hotel and Casino Operations

The Pioneer

    The Pioneer, built in 1982, features a classical western architecture style, and is located in Laughlin, Nevada, an unincorporated town on the Colorado River bordering Arizona. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. The property is leased from a third party under a lease that expires in December 2020, subject to two five-year options to extend the term. The third party in turn leases approximately 6 1/2 acres of the 12 acres under a 99-year ground lease which, by its terms, is scheduled to terminate in December 2078. The leased land lies between and separates the remaining two parcels of land that are held in fee simple. The Pioneer is comprised of four buildings. One of the three motel buildings together with a portion of both the Pioneer's casino building and a second motel building are located on land subject to the Pioneer Ground Lease. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. The first floor includes the casino, two bars, snack bar and gift shop, as well as a twenty-four hour restaurant, kitchen, smoke shop, special events area, restrooms and storage areas. A partial second floor houses a gourmet restaurant, administrative offices and banquet rooms. The three motel buildings were built in 1984 and comprise approximately 66,000, 54,000 and 30,000 square feet, respectively. A total of 417 motel rooms are housed in the three buildings and improvements include a swimming pool and spa.

Revenues

    The primary source of revenues to the Company's hotel-casino operations is gaming, which represented 68.9%, 79.0% and 80.0% in 2001, 2000 and 1999, respectively, of total revenues in the respective fiscal years. The Pioneer contributed 100% and approximately 35.6% and 35.9% in fiscal 2001, 2000 and 1999, respectively, to total gaming revenues. As of September 30, 2001 the Pioneer had 880 slot machines, 9 blackjack tables ("21"), two craps tables, one roulette wheel and three other gaming tables. In addition, the Pioneer offers keno.

    The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California, retirees who reside in the Northeast and Midwest United States and Canada, and travel to the Southwest United States during the winter months, and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rate at the Pioneer was 74.0%, 74.3% and 69.2%, respectively, in fiscal years 2001, 2000 and 1999.

    The Pioneer attempts to attract and retain customers by offering slot and video poker machine payouts that compare favorably to the competition. A visible means used by the Pioneer to accomplish this marketing program is to offer what management believes to be the largest number of quarter video poker machines with pay tables that have a theoretical pay out percentage of 99.54% or better. The Pioneer periodically sponsors detailed product research of its competitors to categorize the number and type of video poker games by payouts and monitors changes in game products to assist it in developing a sustainable competitive advantage over competing properties.

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

Management and Personnel

    At September 30, 2001, the Company employed 13 executive and administrative personnel and the Pioneer employed 701 persons.

Competition

    In addition to competing with the hotel-casinos in Laughlin, the Pioneer also competes with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line.

    In March 2000, California voters approved an amendment to the California constitution which permits compacts that allow the Native American tribes to operate as many as 115,000 slot machines in addition to banked card games and lotteries. Management believes that Native American casinos in Southern California and Arizona have had an adverse impact on the Laughlin market, including the Pioneer, by drawing visitors away from the market.

Investment Properties

    The Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland in March 2001. The Dorchester, Massachusetts property is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in expenses. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

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

    See also Item 2., "Properties."

Land Held for Development

    The Company owns, through SLVC, an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operates. The lease may be terminated at any time by the Company; however, if the Company terminates it prior to 2004, the Company is obligated to pay a loan owed by the tenant to the prior owner which amortizes over the remaining life of the lease. The tenant loan had an outstanding balance of $2.8 million as of September 30, 2001.

    The Company owns, through SFHI, an approximately 20-acre parcel of real property located next to the Santa Fe at the intersection of Rainbow and Lone Mountain. The Company and SFHI have granted to the buyer of the SFHI assets an option to purchase the property for $5.0 million through October 2003.

    Any future development of these properties is subject to, among other things, the Company's ability to obtain necessary financing. The Company has no current plans to develop these properties, and no assurance can be given that the Company will obtain development financing or successfully develop the properties.

    See also Item 2., "Properties."

Nevada Regulations and Licensing

    The Company and PHI (collectively, the "Archon Group") are subject to extensive state and local regulation by the Nevada Gaming Commission (the "Commission"), the Nevada Gaming Control Board (the "Board") and in the case of PHI, the Clark County Liquor and Gaming Licensing Board (collectively the "Nevada Gaming Authorities").

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities seek (i) to prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity, (ii) to establish and maintain responsible accounting practices and procedures, (iii) to maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and making periodic reports to the Nevada Gaming Authorities, (iv) to prevent cheating and fraudulent practices and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on any or all of the members of the Archon Group. Management believes the Archon Group is in compliance with regulations promulgated by the Nevada Gaming Authorities.

    Licensing and Registration. PHI holds Nevada State gaming licenses to operate the Pioneer. The Company has been approved by the Nevada Gaming Authorities to own, directly or indirectly, a beneficial interest in PHI.

    The licenses held by members of the Archon Group are not transferable. Each issuing agency may at any time revoke, suspend, condition, limit or restrict licenses or approvals to own a beneficial interest in PHI for any cause deemed reasonable by such agency. Any failure to retain a valid license or approval would have a material adverse effect on all members of the Archon Group.

    If it is determined that PHI or, when applicable, new members of the Archon Group, have violated the Nevada laws or regulations relating to gaming, PHI or, when applicable, new members of the Archon Group, could, under certain circumstances, be fined and the licenses of PHI or, when applicable, new members of the Archon Group, could also be limited, conditioned, revoked or suspended. A violation under any of the licenses held by the Company, or PHI or, when applicable, new members of the Archon Group, may be deemed a violation of all the other licenses held by the Company and PHI or, when applicable, new members of the Archon Group. If the Commission does petition for a supervisor to manage the affected casino and hotel facilities, the suspended or former licensees shall not receive any earnings of the gaming establishment until approved by the court, and after deductions for the costs of the supervisor's operation and expenses and amounts necessary to establish a reserve fund to facilitate continued operation in light of any pending litigation, disputed claims, taxes, fees and other contingencies known to the supervisor which may require payment. The supervisor is authorized to offer the gaming establishment for sale if requested by the suspended or former licensee, or without such a request after six months after the date the license was suspended, revoked or not renewed.

    Individual Licensing. Certain stockholders, directors, officers and key employees of corporate gaming licensees must be licensed by the Nevada Gaming Authorities. An application for licensing of an individual may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to Nevada Gaming Authorities. In addition to its authority to deny an application for an individual license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. If the Nevada Gaming Authorities were to find any such person unsuitable for licensing or unsuitable to continue to have a relationship with a corporate licensee, such licensee would have to suspend, dismiss and sever all relationships with such person. Such corporate licensee would have similar obligations with regard to any person who refuses to file appropriate applications, who is denied licensing following the filing of an application or whose license is revoked. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

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

    Financial Responsibility. The Company and PHI are required to submit detailed financial and operating reports to the Nevada Gaming Authorities. Substantially all loans, leases, sales of securities and other financial transactions entered into by the Company or PHI must be reported to and, in some cases, approved by the Nevada Gaming Authorities.

    Certain Transactions. None of the Archon Group may make a public offering of its securities without the approval of the Commission if the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, will not constitute a recommendation or approval of the investment merits of the securities offered. Any public offering requires the approval of the Commission.

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

Item 2. Properties

    The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. The Company leases the Pioneer under a lease that expires in December 2020, subject to two five-year options to extend the term. Rental payments are $285,000 per month through December 2003, and will increase to $339,000 per month in 2004, and thereafter at 3% per year through December 2007. See Item 1., "Business Description of the Hotel-Casino," for more detailed information regarding the Pioneer.

    The Company's investment property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

    The Company's investment property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property and is under lease to a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

    The Company owns approximately 27 acres of real property located on the Strip. The property is subject to a ground lease, which the Company may terminate at any time. The Company has guaranteed payments of a loan owed to the prior owner of the property by the tenant ("tenant loan") and has agreed to pay the tenant loan in full in certain situations, including in the event the lease is terminated for any reason prior to its scheduled termination date of 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $2.8 million as of September 30, 2001.

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

    In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs' filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. Oral argument with respect to the motion to certify a class was held on November 15, 2001. If the Court denies the status certification then the case cannot go forward as a class action. If the Court certifies a class then the parties will proceed to meet discovery.

Local Joint Executive Board et al. v. Archon Corporation et al.

    The Company is the defendant in a pending action titled Local Joint Executive Board et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH. The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act, ("WARN Act"), by improperly providing notification of the closing of the Santa Fe. The plaintiffs seek damages in the amount provided for by the statute. The plaintiffs filed a motion for class certification, and the Company stipulated to the certification. On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety. Plaintiffs filed a memorandum in opposition to defendant's motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid. The court has not yet ruled on the motions.

    In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2001.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

    The Company's Common Stock is traded on the Over the Counter Bulletin Board (the "OTCBB") under the symbol "ARHN".

    The closing sales price of the Common Stock on December 19, 2001 was $3.50 per share. The tables below set forth the high and low sales prices by quarter for the fiscal years ended September 30, 2001 and 2000 for the Common Stock, as reported by the OTCBB.

Fiscal 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$5.63	$5.06	$5.25	$4.70
Low	$3.75	$4.38	$4.38	$3.10
Fiscal 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$1.00	$1.03	$3.63	$4.80
Low	$0.38	$0.50	$0.56	$3.03

    The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 752 common stockholders of record as of November 30, 2001.

Item 6. Selected Financial Data

    The table below sets forth a summary of selected financial data of the Company for the years ended September 30, 2001, 2000, 1999, 1998 and 1997 (dollars in thousands, except per share amounts):

	2001	2000	1999	1998	1997
Net Operating Revenues(1)	$48,000	$128,595	$123,602	$109,909	$102,292
Net Income (Loss)
Before Extraordinary Items, Net of Taxes	$89,182	$13,248	$(17,775)	$(62,343)	$(13,713)
Per Common Share	$14.43	$2.14	$(2.87)	$(10.06)	$(2.21)
Net Income (Loss)(2)	$87,231	$12,802	$(19,908)	$(63,859)	$(13,333)
Per Common Share	$14.11	$2.07	$(3.21)	$(10.31)	$(2.21)
Total Assets	$249,485	$145,596	$178,025	$192,166	$216,296
Long-Term Debt
Less Current Portion	$157,667	$350	$177,047	$213,147	$170,538
Redeemable Preferred Stock (3)	$16,747	$26,440	$24,118	$21,986	$20,469

(1)
Net Operating Revenues for fiscal year periods 1997 through 2000 represent primarily the operations at the Santa Fe and Pioneer. Net Operating Revenues for fiscal year 2001 represents primarily operations at the Pioneer and revenues from investment properties.

(2)
Fiscal 2001 results include a $137.2 million gain relating to the SFHI asset sale and a $3.4 million gain from litigation settlement. Fiscal 2000 results include a $12.1 million gain relating to the sale of real property, among other items, located in Henderson, Nevada, a $1.9 million extraordinary gain, net of tax, on the retirement of debt, and a $11.0 million tax benefit related to the release of a valuation reserve. Results for fiscal 1998 include a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets.

(3)
The Company has not declared dividends on its preferred stock since fiscal 1996. The accrued dividends of approximately $2.0 million, $2.3 million and $2.1 million for fiscal 2001, 2000 and 1999, respectively, and $1.5 million for each of fiscal 1998 and 1997 have been recorded as an increase to the preferred stock account.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations—Fiscal 2001 Compared to Fiscal 2000

Consolidated

    Net Operating Revenues.  Consolidated net operating revenues for the year ended September 30, 2001 were $48.0 million, an $80.6 million, or 62.7%, decrease from $128.6 million for the same period in fiscal 2000. The year ended September 30, 2000 included net revenues of approximately $83.4 million at the Santa Fe Hotel and Casino (the "Santa Fe"), which was sold on October 2, 2000. The year ended September 30, 2001 include revenues of $40.0 million at the Pioneer Hotel and Gambling Hall (the "Pioneer") and rental income of $7.2 million from investment properties, which were purchased in the current fiscal year. Revenues decreased by $4.6 million in fiscal 2001 at the Pioneer.

    In fiscal 2001, 83.4% of the Company's net revenues were derived from the Pioneer and 15.0% from investment properties. The Company's business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2001, 82.7% of the Pioneer's net revenues were derived from casino operations. Approximately 87.6% of gaming revenues at the Pioneer was derived from slot and video poker machines, while 10.9% of such revenues was from table games and 1.4% was from other gaming activities such as keno.

    Operating Expenses.  Total operating expenses decreased $73.2 million, or 62.4%, to $44.0 million for the year ended September 30, 2001 from $117.2 million in the year ended September 30, 2000. Total operating expenses as a percentage of revenue increased to 91.7% in the year ended September 30, 2001 from 91.2% in the year ended September 30, 2000. The year ended September 30, 2000 included operating expenses of approximately $72.4 million at the Santa Fe. Operating expenses at the Pioneer, excluding reorganization expenses of $3.4 million in fiscal 2000, decreased by $1.1 million, or 2.8%. Operating expenses of Sahara Las Vegas Corp. ("SLVC") decreased by $700,000, attributable to loan issue costs being fully amortized by December 1999. Investment properties had $1.7 million in operating expenses in fiscal 2001.

    Operating Income.  Consolidated operating income for the year ended September 30, 2001 was $4.0 million, an $7.3 million, or 65.0%, decrease from $11.3 million for the same period in fiscal 2000. The year ended September 30, 2000 included operating income of approximately $11.0 million at the Santa Fe. Operating income decreased by $3.5 million at the Pioneer, excluding reorganization expenses in fiscal 2000, and increased $500,000 at SLVC. Operating income from investment properties was $5.5 million in the current year.

    Interest Expense.  Consolidated interest expense for the year ended September 30, 2001 was $11.1 million, an $11.0 million decrease compared to $22.2 million in fiscal 2000, due to the repayment of substantially all of the Company's then outstanding debt in October 2000, offset by $3.3 million related to obligations under lease at the Pioneer and interest expense from investment properties of $7.3 million.

    Interest Income.  Consolidated interest income for the 2001 fiscal year was $2.0 million compared to $500,000 in the 2000 fiscal year. Due to the sale of the Santa Fe, the Company had increased cash and cash equivalents and investments which contributed to the increase in interest income.

    Gain on Sale of Assets.  The Company recorded a $137.2 million gain on the sale of substantially all of the assets of SFHI in the quarter ended December 31, 2000. The Company recorded a $12.1 million gain on the sale of real property in Henderson, Nevada and related agreements in the quarter ended December 31, 1999.

    Litigation Settlement, net.  The Company recorded an approximate $3.4 million net gain from litigation settlements in fiscal 2001.

    Other Expenses.  During fiscal year 2000, the Company reported a charge to earnings of approximately $350,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated.

    Income Before Income Tax and Extraordinary Item.  Consolidated income before income tax and extraordinary item for the year ended September 30, 2001 was $135.5 million, a $134.1 million improvement compared to $1.4 million in the prior year, principally due to the gain on sale of the Santa Fe assets. Income before income tax and extraordinary item at SLVC was $100,000, compared to $11.1 million in 2000, which included the $12.1 million gain on the sale of assets. Excluding reorganization costs in fiscal 2000, loss increased at the Pioneer by $1.4 million to $2.8 million. Loss from investment properties was $1.8 million.

    Federal Income Tax Benefit.  The Company recorded a federal income tax provision of $46.3 million in the current year. The Company recorded a valuation allowance in fiscal 2001 due to the uncertainty surrounding the utilization of the net operating losses. The valuation allowance was reversed with respect to the fiscal 2000 period due to the sale of substantially all of the assets of SFHI in October 2000 resulting in a federal income tax benefit of $11.8 million.

    Preferred Share Dividends.  Dividends of approximately $2.0 million and $2.3 million for fiscal 2001 and 2000, respectively, accrued on the preferred stock. The accrued dividend rate increases 50 basis points at each semi-annual dividend payment date, subject to a maximum of 16%, and is 14% as of October 1, 2001. Dividends for the twelve months ended September 30, 2001 are reported net of shares of preferred stock acquired and retired by the Company.

    Net Income.  Consolidated net income applicable to common shares was $87.2 million, or $14.11 per common share, in the 2001 period compared to $12.8 million, or $2.07 per common share, in the prior year period.

Pioneer

    Net Operating Revenues.  Revenues at the Pioneer decreased $4.6 million, or 10.3%, to $40.0 million in fiscal 2001 from $44.6 million in fiscal 2000. The decline in revenues at the Pioneer is consistent with a continuing general decline in the Laughlin market, which management believes is due primarily to expansion of Native American gaming facilities in Southern California.

    Casino revenues decreased $3.1 million, or 8.6%, to $33.1 million in fiscal 2001 from $36.2 million in fiscal 2000. Slot and video poker revenues decreased $2.6 million, or 8.1%, to $29.0 million in fiscal 2001 from $31.6 million in fiscal 2000. Other gaming revenues, including table games, decreased $500,000, or 11.8%, due primarily to decreased table game win of $600,000, or 13.7%. Casino promotional allowances increased $100,000, or 0.7%, to $7.8 million in fiscal 2001 from $7.7 million in fiscal 2000.

    Hotel revenues were relatively unchanged at $2.6 million in fiscal 2001 and 2000. Occupancy rate decreased to 74.0% from 74.3% and average daily room rate decreased by 0.3%. Food and beverage revenues decreased $100,000, or 1.0%, to $8.5 million in fiscal 2001 from $8.6 million in fiscal 2000 primarily due to a decline in the number of casino patrons. Other revenues decreased $1.3 million, or 25.9%, to $3.7 million in fiscal 2001 from $4.9 million in fiscal 2000 due to decreased sales in retail outlets, caused by increased competition from retail establishments in other casinos.

    Operating Expenses.  Excluding reorganization expenses of $3.4 million in fiscal 2000, operating expenses decreased $1.1 million, or 2.8%, to $38.5 million in fiscal 2001 from $39.6 million in fiscal 2000 and operating expenses as a percentage of revenue increased to 96.3% in fiscal 2001 from 88.9% in fiscal 2000.

    Casino expenses increased $100,000, or 0.8%, to $17.4 million in fiscal 2001 from $17.3 million in fiscal 2000 due to an increase in labor costs. Casino expenses as a percentage of casino revenues increased to 52.6% in the year ended September 30, 2001 from 47.7% in the year ended September 30, 2000. Hotel expenses were unchanged at $800,000 in the 2001 and 2000 years. Food and beverage expenses decreased $300,000, or 6.1%, to $4.4 million in fiscal 2001, primarily due to decreased costs of sales and decreased supplies expense. Food and beverage expenses as a percentage of food and beverage revenues decreased to 52.4% in the 2001 period from 55.2% in the 2000 period. Other expenses decreased $1.3 million, or 27.0% to $3.4 million for fiscal 2001 compared to $4.6 million for fiscal 2000 related to the decrease in retail sales. Other expenses as a percentage of other revenues decreased to 92.4% in the 2001 period from 93.8% in the 2000 period.

    Selling, general and administrative expenses were relatively unchanged at $5.5 million in fiscal 2001 and 2000. Selling, general and administrative expenses as a percentage of revenues increased to 13.8% in fiscal 2001 from 12.3% in fiscal 2000. Utilities and property expenses increased $700,000, or 17.9%, to $4.9 million in fiscal 2001 compared to $4.2 million in fiscal 2000 primarily due to rent expense increase of $600,000 associated with the lease of gaming equipment. Utilities and property expenses as a percentage of revenues increased to 12.3% in fiscal 2001 from 9.4% in fiscal 2000. Depreciation and amortization expenses decreased $400,000 or 17.1% to $2.1 million in fiscal 2001 from $2.5 million in fiscal 2000, due to the sale of gaming equipment. During fiscal 2000, PHI incurred approximately $3.4 million in reorganization expenses related to the restructuring of 13 1/2% First Mortgage Notes issued by Pioneer Finance Corp. (the "13 1/2% Notes").

    Interest Expense.  Interest expense decreased $2.1 million, or 32.4%, to $4.4 million in fiscal 2001 from $6.5 million in fiscal 2000 due to the repayment of the 13 1/2% first mortgage notes, due December 1998 (the "13 1/2% Notes") during the 2000 period, offset by $3.3 million related to obligations under lease and $1.0 million of intercompany interest.

  Results of Operations—Fiscal 2000 Compared to Fiscal 1999

Consolidated

    Net Operating Revenues.  Consolidated net operating revenues for the year ended September 30, 2000 were $128.6 million, a $5.0 million, or 4.0%, increase from $123.6 million for the same period in fiscal 1999. Revenues increased by $3.9 million at the Santa Fe and $1.1 million at the Pioneer.

    In fiscal 2000, 79.0% of the Company's net revenues was derived from casino operations, 17.7% from food and beverage operations, 4.6% from hotel operations and 10.9% from other operations such as bowling, ice skating and retail outlets ("other revenues"), less promotional allowances of 12.2%. The Company's business strategy emphasizes slot and video poker machine play. For fiscal 2000, approximately 87.5% of gaming revenues was derived from slot and video poker machines, while 7.8% of such revenues was from table games and 4.7% was from other gaming activities such as the race and sports book, poker, bingo and keno.

    Operating Expenses.  Total operating expenses increased $2.5 million, or 2.2%, to $117.2 million for the year ended September 30, 2000 from $114.7 million in the year ended September 30, 1999. Total operating expenses as a percentage of revenue decreased to 91.2% in the year ended September 30, 2000 from 92.8% in the year ended September 30, 1999. Operating expenses increased by $4.2 million or 6.1% at the Santa Fe and, excluding reorganization expenses, increased by $300,000 or 0.8% at the Pioneer. Operating expenses of SLVC decreased by $2.1 million, attributable to loan issue costs being fully amortized by December 1999. In the 2000 fiscal year, the Company recorded a $1.2 million charge in utilities and property expenses and other expenses primarily to reserve the carrying value of miscellaneous assets owned by the Company.

    Operating Income.  Consolidated operating income for the year ended September 30, 2000 was $11.3 million, a $2.4 million, or 27.3%, increase from $8.9 million for the same period in fiscal 1999. Operating income decreased by $200,000 at the Santa Fe, increased by $800,000 at the Pioneer, excluding reorganization expenses, and $2.2 million at SLVC.

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

    Other Expenses.  During fiscal year 2000, the Company reported a charge to earnings of approximately $350,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated. During the quarters ended December 31, 1998 and September 30, 1999, the Company reported charges to earnings of approximately $530,000 and $510,000, respectively, associated with costs and expenses in connection with the exchange offer portion of a consent solicitation and a proposed offering of debt securities, neither of which was consummated.

    Income (Loss).  Consolidated income before income tax and extraordinary item for the year ended September 30, 2000 was $1.4 million, a $19.2 million improvement compared to a net loss of $17.8 million in the prior year. Income before income tax and extraordinary item at SLVC was $11.1 million, an improvement of $16.4 million compared to a loss of $5.3 million in 1999. Loss improved by $2.3 million to $4.8 million at the Pioneer and by $200,000 at the Santa Fe to $3.8 million. Excluding reorganizational expenses, the Pioneer's loss improved by $3.3 million.

    Federal Income Tax Benefit.  The Company recorded a valuation allowance in fiscal 1999 and 1998 to reduce the carrying value of the net deferred tax assets due to the uncertainty surrounding the utilization of the net operating losses. The valuation allowance was reversed with respect to the fiscal 2000 period due to the SFHI Asset sale in October 2000 resulting in a federal income tax benefit of $11.0 million.

    Preferred Share Dividends.  Dividends of approximately $2.3 million and $2.1 million for fiscal 2000 and 1999, respectively, accrued on the preferred stock.

    Net Income (Loss).  Consolidated net income per common share was $12.8 million, or $2.07 per common share, in the 2000 period compared to a net loss of $19.9 million, or $3.21 per common share, in the prior year period.

Pioneer

    Net Operating Revenues.  Revenues at the Pioneer increased by $1.1 million, or 2.6%, to $44.6 million in fiscal 2000 from $43.5 million in fiscal 1999. Management believes that 2000 results were positively impacted by an improvement in fiscal 2000 in total gaming market revenues reported in Laughlin compared to prior years.

    Casino revenues increased $800,000, or 2.1%, to $36.2 million in fiscal 2000 from $35.4 million in fiscal 1999. Slot and video poker revenues increased $400,000, or 1.0%, to $31.6 million in fiscal 2000 from $31.2 million in fiscal 1999. Other gaming revenues, including table games, increased $400,000, or 10.3%, due to increased table game win partially offset by decreased keno win. Casino promotional allowances increased $300,000, or 4.4%, to $7.7 million in fiscal 2000 from $7.4 million in fiscal 1999.

    Hotel revenues increased $100,000, or 7.0%, to $2.6 million in fiscal 2000 from $2.5 million in fiscal 1999, as a rise in occupancy rate to 74.3% from 69.2% was partially offset by a 1.3% decrease in average daily room rate. Food and beverage revenues increased $100,000, or 1.2%, to $8.6 million in fiscal 2000 from $8.5 million in fiscal 1999 primarily due to an increase in the amount of complimentary food provided to customers. Other revenues increased $400,000, or 9.9%, to $4.9 million in fiscal 2000 from $4.5 million in fiscal 1999 due to increased sales in retail outlets.

    Operating Expenses.  Excluding reorganization expenses of $3.4 million in fiscal 2000 and $2.4 million in fiscal 1999, operating expenses increased $300,000, or 0.8%, to $39.6 million in fiscal 2000 from $39.3 million in fiscal 1999 and operating expenses as a percentage of revenue decreased to 88.9% in fiscal 2000 from 90.5% in fiscal 1999.

    Casino expenses increased $500,000, or 2.7%, to $17.3 million in fiscal 2000 from $16.8 million in fiscal 1999 due to an increase in promotional expenses. Casino expenses as a percentage of casino revenues increased to 47.7% in fiscal 2000, compared to 47.4% in fiscal 1999. Hotel expenses decreased $100,000, or 5.6%, to $800,000 in fiscal 2000, compared to $900,000 in fiscal 1999. Food and beverage expenses decreased $100,000, or 1.2%, to $4.7 million in fiscal 2000 from $4.8 million in fiscal 1999. Food and beverage expenses as a percentage of food and beverage revenues decreased to 55.2% in fiscal 2000 from 56.6% in fiscal 1999. Other expenses increased $400,000, or 9.5%, to $4.6 million for fiscal 2000 compared to $4.2 million for fiscal 1999 due to the increase in retail sales. Other expenses as a percentage of other revenues decreased to 93.8% in the 2000 period from 94.1% in the 1999 period.

    Selling, general and administrative expenses decreased $300,000, or 5.4%, to $5.5 million in fiscal 2000 from $5.8 million in fiscal 1999, primarily due to decreased professional fees. Selling, general and administrative expenses as a percentage of revenues decreased to 12.0% in fiscal 2000 from 13.0% in fiscal 1999. Utilities and property expenses increased $100,000, or 1.0%, to $4.2 million in fiscal 2000 compared to $4.1 million in fiscal 1999. Utilities and property expenses as a percentage of revenues decreased to 9.1% in fiscal 2000 from 9.2% in fiscal 1999. Depreciation and amortization expenses decreased $200,000 or 6.1% to $2.5 million in fiscal 2000 from $2.7 million in fiscal 1999. During fiscal 2000, PHI incurred approximately $3.4 million in reorganization expenses as compared to $2.4 million in fiscal 1999.

    Interest Expense.  Interest expense decreased $1.4 million, or 18.0%, to $6.5 million in fiscal 2000 from $7.9 million in fiscal 1999 due to the repayment of the 13 1/2% Notes during the 2000 period.

    Other Expense.  During the first quarter of fiscal 1999, PHI incurred costs and expenses in connection with a consent solicitation, which included an exchange offer, relating to the 13 1/2% Notes. The exchange offer was not consummated, resulting in an approximate $530,000 charge to earnings in fiscal 1999.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

    Liquidity. As of September 30, 2001, the Company held cash and cash equivalents of $16.2 million compared to $7.0 million at September 30, 2000. In addition, the Company had $9.8 million in investment in marketable securities at September 30, 2001. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending September 30, 2002.

    Cash Flow from Operating Activities. The Company's cash used in operations was $200,000 for the year ended September 30, 2001 as compared to $10.7 million in the prior year. The prior year period includes $3.4 million of reorganization expenses at the Pioneer and $22.2 million of interest expense related to debt repaid in the first quarter of fiscal 2001 with the proceeds from the SFHI Asset Sale.

    Cash Flow from Investing Activities. Cash provided by investing activities was $109.7 million during the year ended September 30, 2001, compared to $35.0 million during the year ended September 30, 2000. In October 2000, the Company completed the SFHI Asset Sale for total consideration of $205.0 million, which was offset in part by $67.7 million used in the acquisition of two investment properties in March 2001. In December 2000, in connection with the Pioneer Transactions, $15.0 million of cash was placed in restricted use accounts. Additionally, $9.7 million was invested in marketable securities during 2001. During the year ended September 30, 2001, the Company incurred $1.2 million of capital improvements at the Pioneer and the build-out of a new corporate office, compared to $2.1 million in the year ended September 30, 2000. In November 1999, the Company sold real property in Henderson, Nevada and entered into related agreements for total consideration of $37.2 million.

    Cash Used in Financing Activities. Cash used in financing activities was $100.3 million in the year ended September 30, 2001 compared to $31.0 million during fiscal 2000. In October 2000, the Company used proceeds from the SFHI Asset Sale to retire substantially all debt then outstanding. The Pioneer Transactions resulted in net cash of $32.5 million. In March 2001, the Company issued $55.4 million of non-recourse first mortgage indebtedness in connection with the acquisition of an investment property. The Company incurred an aggregate $3.2 million of costs in conjunction with issuing the $55.4 million of non-recourse debt and assuming $77.3 million of non-recourse debt in connection with the acquisition of another investment property. The Company used $5.9 million in connection with the settlement of litigation with a former director, which included the acquisition by the Company of shares of its common and preferred stock. In fiscal 2000, the Company used proceeds from the sale of the Henderson, Nevada property and related agreements to reduce the outstanding principal amount of indebtedness.

    The Company's primary source of cash is from Pioneer operations and from interest income on available cash and cash equivalents and investments in marketable securities. Rental income from the Company's two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in conjunction with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. SLVC, an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease after payment of property costs.

    Earnings before interest, taxes, depreciation and amortization, rents, obligations under lease, corporate expenses, reorganization expenses and other non-recurring charges plus interest income ("EBITDA") decreased $17.8 million, or 55.7%, to $14.1 million in the year ended September 30, 2001 from $31.9 million in the year ended September 30, 2000. The Company's EBITDA for the year ended September 30, 2001 was primarily from the Pioneer operations and investment properties, while in fiscal 2000 EBITDA was primarily from the Santa Fe and the Pioneer operations.

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

    The Company's primary use of cash, excluding operations at the Pioneer, is for selling, general and administrative expenses of the Company and its subsidiaries including lease costs relating to corporate offices and costs to evaluate development opportunities. The agreements relating to the Pioneer Transactions restrict the ability of PHI to make distributions to the Company and, under certain circumstances, to pay management fees to the Company. Cash from PHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Additionally, the Company will be required to make capital contributions to PHI or cash payments to the restricted cash accounts if the ratio of fixed charges to operating cash flow at the Pioneer is not maintained at 1.00 to 1.00. See "Pioneer." The Company has also agreed to pay a loan owed by the tenant of the property owned by SLVC to the prior owner, which amortizes over the remaining life of the lease, if the lease is terminated prior to 2004. The loan owed by the tenant had an outstanding balance of $2.8 million as of September 30, 2001.

    As a result of the SFHI Asset Sale, the Company incurred an estimated $161.0 million tax gain for federal income tax purposes for fiscal 2001. As of September 30, 2000, the Company had an estimated net operating loss carry forward for regular tax purposes of approximately $49.1 million, all of which can be utilized in fiscal 2001. In March 2001, SFHI acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Code and to defer approximately $90.0 million of the gain for federal corporate income tax purposes resulting from the SFHI Asset Sale. The Company made an alternative minimum tax payment of $500,000 in fiscal 2001.

Pioneer

    Results of operations at the Pioneer for the year ended September 30, 2001 generated EBITDA, as defined, of $5.9 million compared to $9.3 million of EBITDA in fiscal 2000. The EBITDA margin decreased to 14.8% in fiscal 2001 from 20.8% in fiscal 2000. PHI's principal uses of cash are for payments of obligations under lease, the management fee payable to the Company and capital expenditures to maintain the facility. As a result of the completion of the Pioneer Transactions on December 30, 2000, PHI's lease payments have increased. Monthly lease payments for gaming equipment are $59,000 per month and lease and license payments related to the real and intangible assets are $285,000 per month through 2003, and increase to $339,000 per month in 2004 and by 3% per year thereafter through December 2007. Capital expenditures to maintain the facility in fiscal 2001 were approximately $800,000, compared to $1.4 million in fiscal 2000.

    On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Sections 721 and 351 of the Internal Revenue Code, the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the "Purchaser") and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and the issuance of preferred stock of the Purchaser having a $1.0 million liquidation preference.

    Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, competing in the Laughlin, Nevada area and payment of dividends with respect to the Archon preferred stock. In addition, Archon agreed to maintain consolidated liquidity (as defined in the agreements relating to the Pioneer Transactions) of not less than $25 million. Archon has agreed to forgo all or a portion of the management fees payable by PHI if PHI's ratio of operating cash flow to fixed charges falls below 1.20 to 1.00. The ratio of operating cash flow to fixed charges at September 30, 2001 was 1.01 to 1.00 and as a result PHI is prohibited from paying management fees to the Company. PHI has not been permitted to pay management fees to the Company since June 30, 2001. Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash to restricted cash accounts in the event PHI's ratio of fixed charges to operating cash flow falls below 1.00 to 1.00 during any rolling four quarter period, calculated on a quarterly basis. The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI between the end of the third and seventh years, at purchase price amounts which, as of the date of the agreements, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value.

Preferred Stock

    The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has accrued the semi-annual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% of $2.14 for each share of preferred stock. The dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. In October 2001, the dividend rate increased to 14.0% per annum of $2.14 for each share of preferred stock. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of September 30, 2001, the aggregate liquidation preference of the preferred stock was $16.7 million, or $3.27 per share. Pursuant to the Certificate of Designations of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors to the Company's board of directors. The agreements relating to the Pioneer Transactions restrict the payment of dividends on the preferred stock.

    In December 2000, the Board of Directors of the Company authorized the purchase from time to time by the Company of preferred stock, for total consideration of up to $500,000. As of September 30, 2001, the Company has purchased 276,627 shares of preferred stock for $479,980. In addition, in April 2001 the Company acquired approximately 3.5 million shares of preferred stock as part of a litigation settlement agreement.

Recently Issued Accounting Standards

    In January 2001, the Emerging Issues Task Force determined in Issue No. 00-22, Accounting for "Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future," that cash rebates arising from loyalty programs should be recognized as a reduction of revenues. Accordingly, beginning with the quarter ended March 31, 2001 and 2000, the Company has recorded the expense of cash paid for slot play based points earned as a reduction of revenue. Prior periods presented in the Statements of Operations have been reclassified. These amounts are included in casino promotional allowances.

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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

Effects of Inflation

    The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotels-casinos. Expenses of operating the Company's investment properties are generally borne by the tenants. Any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

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

Item 7A. Market Risk Disclosure

    Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. The Company has no debt instruments subject to interest rate fluctuation.

    The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flow.

Item 8. Financial Statements and Supplementary Data

INDEX
TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

For the Years Ended September 30, 2001, 2000 and 1999

    Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Archon Corporation:

    We have audited the accompanying consolidated balance sheets of Archon Corporation and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Archon Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 21, 2001

Archon Corporation and Subsidiaries
Consolidated Balance Sheets
as of September 30, 2001 and 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$16,213,088	$6,986,984
Investments in marketable securities	9,816,079	549,446
Restricted cash	15,506,855	0
Accounts receivable, net	3,186,262	1,070,242
Inventories	274,043	769,218
Prepaid expenses and other	969,570	3,000,170
Assets held for sale	0	63,497,055

Total current assets	45,965,897	75,873,115
Property and equipment:
Land held for development	23,109,400	23,109,400
Property held for investment, net	143,457,948	0
Land used in operations	8,125,589	8,125,589
Buildings and improvements	35,585,377	35,218,912
Machinery and equipment	7,728,010	12,690,983
Accumulated depreciation	(19,204,275)	(21,405,748)

Property and equipment, net	198,802,049	57,739,136
Deferred income taxes	0	10,982,007
Other assets	4,717,112	1,001,612

Total assets	$249,485,058	$145,595,870

LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,003,978	$2,441,253
Interest payable	2,377,018	4,178,684
Accrued and other liabilities	3,333,875	6,287,287
Note payable—officer	0	1,500,000
Debt to be paid upon sale of assets	0	174,894,440
Current portion of long-term debt	66,674	72,685
Current portion of non-recourse debt	5,105,010	0

Total current liabilities	11,886,555	189,374,349
Long-term debt—less current portion	283,126	349,801
Non-recourse debt—less current portion	123,135,704	0
Obligation under lease	34,247,897	0
Deferred income taxes	34,724,076	0
Other liabilities	6,442,238	0
Commitments and contingencies
Stockholders' equity (deficiency):
Common stock, $.01 par value: authorized—100,000,000 shares; issued and outstanding—6,153,256 shares at September 30, 2001 and 6,200,356 at September 30, 2000	61,533	62,004
Preferred stock, exchangeable, redeemable 13.5% cumulative, stated at $2.14 liquidation value, authorized—10,000,000 shares; issued and outstanding—5,123,082 shares at September 30, 2001 and 8,856,651 at September 30, 2000	16,746,586	26,439,760
Additional paid-in capital	57,283,784	51,520,954
Accumulated deficit	(34,831,966)	(122,063,224)
Accumulated other comprehensive loss	(406,701)	0

Total	38,853,236	(44,040,506)
Less treasury common stock — 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders' equity (deficiency)	38,765,462	(44,128,280)

Total liabilities and stockholders' equity (deficiency)	$249,485,058	$145,595,870

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended September 30, 2001, 2000 and 1999

	2001	2000	1999
Revenues:
Casino	$33,087,526	$101,588,548	$98,848,676
Hotel	2,558,935	5,980,802	5,617,979
Food and beverage	8,483,624	22,720,011	21,231,687
Investment properties	7,204,361	0	0
Other	4,442,936	13,972,887	12,591,553

Gross revenues	55,777,382	144,262,248	138,289,895
Less casino promotional allowances	(7,774,291)	(15,667,163)	(14,687,837)

Net operating revenues	48,003,091	128,595,085	123,602,058

Operating expenses:
Casino	17,390,831	45,503,275	44,024,293
Hotel	786,342	2,053,667	2,079,342
Food and beverage	4,441,273	15,777,234	14,519,502
Other	3,406,857	11,024,451	9,407,823
Selling, general and administrative	5,680,787	13,314,330	13,977,087
Corporate expenses	2,662,194	2,918,143	3,530,244
Utilities and property expenses	5,530,873	11,813,250	11,041,359
Depreciation and amortization	4,132,320	11,416,738	13,672,321
Reorganization expenses	0	3,424,521	2,431,807

Total operating expenses	44,031,477	117,245,609	114,683,778

Operating income	3,971,614	11,349,476	8,918,280
Interest expense	(11,140,111)	(22,157,361)	(25,907,514)
Interest income	2,021,747	479,718	258,122
Gain on sale of assets	137,238,005	12,098,609	0
Litigation settlement, net	3,374,482	0	0
Other expenses	0	(351,479)	(1,044,269)

Income (loss) before income tax (expense) benefit and extraordinary item	135,465,737	1,418,963	(17,775,381)
Federal income tax (expense) benefit	(46,284,078)	11,828,570	0

Income (loss) before extraordinary item	89,181,659	13,247,533	(17,775,381)
Extraordinary item—gain on early extinguishment of debt, net of tax provision of $966,563	0	1,876,270	0

Net income (loss)	89,181,659	15,123,803	(17,775,381)
Dividends accrued on preferred shares	(1,950,401)	(2,321,771)	(2,132,239)

Net income (loss) applicable to common shares	$87,231,258	$12,802,032	$(19,907,620)

Average common shares outstanding	6,181,664	6,195,685	6,195,356

Average common and common equivalent shares outstanding	6,808,185	6,822,720

Extraordinary item, net of tax provision per common share:
Basic	$0.00	$0.30	$0.00

Diluted	$0.00	$0.28

Income (loss) per common share:
Basic	$14.11	$2.07	$(3.21)

Diluted	$12.81	$1.88

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficiency)
For the Years Ended September 30, 2001, 2000 and 1999

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated—Other Comprehensive Loss	Treasury Stock	Total
Balances, October 1, 1998	$61,954	$21,985,750	$51,513,504	$(114,957,636)	0	$(87,774)	$(41,484,202)
Net loss				(17,775,381)			(17,775,381)
Preferred stock dividends accrued		2,132,239		(2,132,239)			0

Balances, September 30, 1999	61,954	24,117,989	51,513,504	(134,865,256)	0	(87,774)	(59,259,583)
Net income				15,123,803			15,123,803
Preferred stock dividends accrued		2,321,771		(2,321,771)			0
Stock options exercised	50		7,450				7,500

Balances, September 30, 2000	62,004	26,439,760	51,520,954	(122,063,224)	0	(87,774)	(44,128,280)
Net income				89,181,659			89,181,659
Preferred stock dividends accrued		1,950,401		(1,950,401)			0
Common and preferred stock acquired in litigation settlement	(536)	(10,800,869)	5,364,422				(5,436,983)
Preferred stock purchased		(842,706)	390,473				(452,233)
Unrealized loss on marketable securities					(406,701)		(406,701)
Stock options exercised	65		7,935				8,000

Balances, September 30, 2001	$61,533	$16,746,586	$57,283,784	$(34,831,966)	$(406,701)	$(87,774)	$38,765,462

See the accompanying Notes to Consolidated Financial Statements

Archon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$89,181,659	$15,123,803	$(17,775,381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,132,320	11,416,738	13,672,321
Gain on sale of assets	(137,238,005)	(12,098,609)	0
Negative amortization of debt	747,897	0	0
Gain on early extinguishment of debt, net	0	(1,876,270)	0
Debt discount amortization	0	1,291,008	1,291,008
Reorganization expenses paid in connection with Chapter 11 and related legal proceedings	0	3,424,521	2,431,807
Change in assets and liabilities
Accounts receivable, net	(2,116,020)	27,384	520,136
Inventories	495,175	416,296	154,282
Prepaid expenses and other	3,030,599	500,059	(806,252)
Deferred income taxes	45,706,083	(11,948,570)	0
Other assets	(1,126,285)	1,861,422	(1,546,096)
Accounts payable	(1,437,275)	(2,374,633)	1,262,684
Interest payable	(1,745,170)	(10,369,903)	7,351,167
Accrued and other liabilities	162,999	(2,619,191)	1,249,833

Net cash provided by (used in) operating activities before reorganization items	(206,023)	(7,225,945)	7,805,509
Reorganization expenses incurred in connection with Chapter 11 and related legal proceedings	0	(3,424,521)	(2,431,807)

Net cash provided by (used in) operating activities	(206,023)	(10,650,466)	5,373,702

Cash flows from investing activities:
Proceeds of sale of assets	207,500,000	37,126,512	0
Increase in restricted cash	(15,506,855)	0	0
Cost and expenses related to sale of assets	(3,691,166)	0	0
Capital expenditures	(68,936,475)	(2,145,360)	(4,303,088)
Increase in marketable securities	(9,673,334)	0	0
Development costs	0	(25,388)	(1,438,677)

Net cash provided by (used in) investing activities	109,692,170	34,955,764	(5,741,765)

Cash flows from financing activities:
Long-term debt	0	43,500,000	0
Non-recourse debt	55,434,006	0	0
Obligation under lease	32,500,000	0	0
Paid on long-term debt	(177,618,484)	(76,036,040)	(8,217,252)
Paid on note payable—officer	(1,500,000)	0	0
Proceeds of note payable—officer	0	1,500,000	0
Debt issue costs	(3,194,349)	0	(355,341)
Capital stock acquired	(5,889,216)	0	0
Stock options exercised	8,000	7,500	0

Net cash used in financing activities	(100,260,043)	(31,028,540)	(8,572,593)

Increase (decrease) in cash and cash equivalents	9,226,104	(6,723,242)	(8,940,656)
Cash and cash equivalents, beginning of year	6,986,984	13,710,226	22,650,882

Cash and cash equivalents, end of year	$16,213,088	$6,986,984	$13,710,226

See the accompanying Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended September 30, 2001, 2000 and 1999

1.  Basis of Presentation and General Information

    Archon Corporation, formerly known as Santa Fe Gaming Corporation (the "Company" or "Archon"), is a publicly traded Nevada corporation. The Company changed its name to Archon Corporation on May 11, 2001. The Company's primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. ("PHI"), which operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada under long-term lease and license arrangements. In addition, the Company owns real estate on Las Vegas Boulevard South (the "Strip") and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

    Until October 2, 2000, the Company, through its wholly-owned subsidiary SFHI Inc., formerly known as Santa Fe Hotel, Inc. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets, including the rights to the name "Santa Fe Hotel and Casino" for $205 million (the "SFHI Asset Sale"). The SFHI Asset Sale resulted in a pre-tax gain of $137.2 million. In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of Mr. Lowden's family entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe.

    On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code (the "Code"), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions").

    In March 2001, SFHI completed the acquisition of investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland for an aggregate purchase price of $145.0 million plus debt issuance costs of $3.2 million, consisting of $15.5 million in cash and the assumption or issuance of an aggregate of $132.7 million of non-recourse indebtedness. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Code and defer a portion of the federal corporate income tax resulting from the SFHI Asset Sale.

    In November 1999, Sahara Las Vegas Corporation, an indirect wholly-owned subsidiary of the Company ("SLVC"), sold real property located in Henderson, Nevada for $37.2 million. The Company recorded a pre-tax gain on the sale of approximately $12.1 million in the quarter ended December 31, 1999. In connection with the sale, the Company, SLVC, SFHI, Paul W. Lowden and members of Mr. Lowden's family entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson area.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Archon and its wholly-owned subsidiaries. Amounts representing the Company's investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

    Investments which mature within 90 days from the date of original issuance are treated as cash equivalents. These investments are stated at cost which approximates their market value.

Investment in Marketable Securities

    Debt securities available-for-sale are stated at market value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of the securities. Debt securities available-for-sale at September 30, 2001 includes investments in government obligations and corporate securities.

    Equity securities available-for-sale are reported at fair value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined on a specific identification method. At September 30, 2001, equity securities available-for-sale included investments in common and preferred stock.

    The Company recorded $407,000 of other comprehensive loss associated with unrealized gains or losses on these securities during the year ended September 30, 2001. At September 30, 2000, market value approximated cost. Therefore, the Company did not record any other comprehensive income (loss) during the year ended September 30, 2000.

    The following is a summary of available-for-sale marketable securities as of September 30, 2001:

	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Government and agency obligations	$4,005,210	$68,577	$0	$4,073,787
Other debt securities	4,320,438	39,626	83,813	4,276,251

Total debt securities	8,325,648	108,203	83,813	8,350,038
Equity securities	1,907,132	15,367	446,458	1,466,041

Total	$10,232,780	$123,570	$530,271	$9,816,079

    The cost and estimated fair value of debt securities as of September 30, 2001 by contractual maturity are shown below.

	Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	356,702	369,711
Due after five years through ten years	1,000,000	1,004,528
Due after ten years	3,268,946	3,224,588
Mortgage backed securities	3,700,000	3,751,211

Total	$8,325,648	$8,350,038

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

    Depreciation and amortization are computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation and amortization periods are for buildings and improvements seven to 40 years and for machinery and equipment three to 15 years.

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

Federal Income Taxes

    Deferred income taxes are provided on temporary differences between pre-tax financial statement income and taxable income resulting primarily from different methods of depreciation and amortization. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109").

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

	2001	2000	1999
Food and Beverage	$5,120	$11,725	$11,691
Hotel	843	927	885
Other	133	694	498

Total	$6,096	$13,346	$13,074

    Rental revenue from investment properties is recognized and accrued as earned on a pro rata basis over the term of the lease. When rents received exceed rents recognized, the difference is recorded as other liabilities. When rents recognized exceed rents received, the difference is recorded as other assets.

Indirect Expenses

    Certain indirect expenses of operating departments such as utilities and property expense and depreciation and amortization are shown separately in the accompanying consolidated statements of operations.

Earnings Per Share

    The Company presents its per share results in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was included in diluted calculations during the years ended September 30, 2001 and 2000 but was not included in diluted calculations during fiscal years 1999 since the Company incurred a net loss. The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 626,521 and 627,035 shares for the years ended September 30, 2001 and 2000, respectively.

    In December 2000, the Company announced that the Board of Directors had authorized the use of up to $500,000 to purchase preferred stock. Additionally, as discussed in Note 16, in connection with the settlement of litigation initiated by the Company, the Company, among other items, acquired 3,456,942 shares of preferred stock. Pursuant to the certificate of designation of the preferred stock, shares of preferred stock acquired by the Company are retired.

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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

Fair Value of Financial Instruments

    The Company estimates the fair value of its preferred stock to be $8.2 million at September 30, 2001 based upon available market prices. The Company estimates that its debt and all other financial instruments have a fair value which approximates their recorded value.

Reclassifications

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the presentation used in 2001.

3.  Cash and Cash Equivalents

    At September 30, 2001, the Company held cash and cash equivalents of $16.2 million compared to $7.0 million at September 30, 2000. Approximately $2.6 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in the Pioneer Transactions. See Note 13

    At September 30, 2001, approximately $1.6 million was held in escrow pursuant to the agreements related to the SFHI Asset Sale. See Note 6

4.  Restricted Cash

    Approximately $15.5 million held by SFHI has been pledged to secure SFHI's guaranty of PHI's lease and license obligations. The permitted investments for the restricted cash are investment grade commercial paper, money market accounts, government backed securities and preferred stock of the Purchaser. Additionally, $5.0 million of the $15.5 million may be used for capital expenditures at the Pioneer and acquisition of real property and equipment under lease at the Pioneer. See Note 13

5.  Accounts Receivable, Net

    Accounts receivable at September 30, 2001 and 2000 consisted of the following:

	2001	2000
Casino and hotel	$1,095,500	$2,587,096
Investment properties	3,021,562	0
Other	565,059	565,059

	4,682,121	3,152,155
Less allowance for doubtful accounts	1,495,859	2,081,913

Total	$3,186,262	$1,070,242

    Changes in the allowance for doubtful accounts for the years ended September 30, 2001, 2000 and 1999 were as follows:

	2001	2000	1999
Balance, beginning of year	$2,081,913	$1,890,494	$1,837,847
Provision	156,302	449,075	178,624
Accounts written-off	(742,356)	(257,656)	(125,977)

Balance, end of year	$1,495,859	$2,081,913	$1,890,494

6.  Assets Held For Sale

    On October 2, 2000, the Company and the Company's subsidiary, SFHI, consummated the SFHI Asset Sale. The carrying value of the assets sold was approximately $63.5 million and is included in Assets held for sale in the accompanying Consolidated Balance Sheet at September 30, 2000. The Company received cash consideration of $205.0 million and used approximately $182.2 million of the net proceeds to satisfy substantially all of its indebtedness outstanding at that date, plus accrued interest thereon, and to pay costs of the transactions. The remaining proceeds were added to working capital. See Notes 3, 10 and 15

7.  Land Held for Development

    In October 1995, the Company acquired an approximately 27-acre parcel on Las Vegas Boulevard South which was valued at approximately $21.5 million. The Company assumed an operating lease under which a water theme park operates on the 27-acre parcel. The lease may be terminated by the Company at any time. The Company has guaranteed payments by the tenant of a loan to the prior owner of the property ("tenant loan") and has agreed to pay the loan in full in certain situations, including in the event the lease is terminated for any reason prior to 2004. The tenant loan, which is amortized through monthly principal and interest payments through December 2004, had an outstanding balance of $2.8 million as of September 30, 2001. Under the terms of the lease, as amended, the water theme park remits a base rent of approximately $16,000 monthly plus an annual rent payment based on gross receipts.

    In 1994, SFHI acquired for $1.6 million the approximate 20-acre parcel of undeveloped real property adjacent to the Santa Fe. In connection with the SFHI Asset Sale, the Company and SFHI granted an option to the buyer through October 2003 to purchase the property for $5.0 million.

8.  Property and Equipment, Net

    In December 2000, PHI sold all of its gaming equipment for cash consideration of $2.5 million. Simultaneously, PHI entered into an agreement to lease the equipment for a period of four years at $59,000 per month. The lease has been accounted for as an operating lease and accordingly, the gain on sale of approximately $800,000 has been deferred and is being amortized over the term of the lease.

    Included in Property and equipment, net in the accompanying Consolidated Balance Sheet at September 30, 2001 are certain assets held under lease at the Pioneer with a net carrying value of approximately $30.5 million. See Note 13

9.  Rental Property Held for Investment, Net

    The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The expense incurred to acquire the property is recorded in Other assets in the accompanying Consolidated Balance Sheet and is being amortized over the remaining term of the lease. Deferred rent at September 30, 2001 in the amount of $5.6 million is included in other liabilities on the accompanying Consolidated Balance Sheet. See Note 12

    The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property and is under lease to a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land and the balance to building and improvements. The expenses incurred to acquire the property are recorded in Other assets in the accompanying Consolidated Balance Sheet and are being amortized over the remaining term of the lease. See Note 12

10.  Debt To Be Paid Upon Sale of Assets

    Debt to be paid upon sale of assets in the accompanying Consolidated Balance Sheet at September 30, 2000 consists of debt net of unamortized debt discounts and debt obligations owned, but not retired, by the Company, which was repaid in full with proceeds of the SFHI Asset Sale in October 2000. In addition, the Company repaid in October 2000 the Note payable-officer reported in the September 30, 2000 Consolidated Balance Sheet contained herein with proceeds from the SFHI Asset Sale. See Notes 6 and 21

11.  Long Term Debt

    The scheduled maturities of long-term debt for the years ending September 30 are as follows:

2002	$66,674
2003	58,569
2004	60,900
2005	69,650
2006	79,657
Thereafter	14,350

Total	$349,800

12.  Non-recourse Debt Obligations

    The Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness and $2.1 million of indebtedness under Section 467 of the Code, in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2019, which requires the tenant to make higher semi-annual lease payments through June 2005 and lower semi-annual lease payments thereafter. The lease payments are applied to the outstanding indebtedness and are intended to reduce the first mortgage note balance to $31.2 million by June 2005. The portion of higher lease payments attributable to future periods is considered an advance of rent under section 467 of the Code. The first mortgage indebtedness is non-recourse and matures in June 2019 to coincide with the end of the lease term. See Note 9

    The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. See Note 9

    The scheduled maturities of non-recourse debt for the years ending September 30 are as follows:

2002	$5,105,010
2003	5,733,796
2004	6,414,729
2005	30,057,775
2006	1,915,478
Thereafter	79,013,926

Total	$128,240,714

13.  Obligations Under Lease

    On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property (excluding gaming equipment) and intangible assets used by the Pioneer for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and the issuance of preferred stock of the Purchaser having a $1.0 million liquidation preference. See Notes 4 and 8

    The Company recorded the Pioneer Transactions in accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases." As of September 30, 2001, the Company has recorded $34.2 million as an Obligation under lease in the accompanying Consolidated Balance Sheet.

    The scheduled minimum lease payments of obligation under lease for the years ended September 30 are as follows:

2002	$3,414,969
2003	3,414,969
2004	3,901,602
2005	4,155,248
2006	4,279,906
Thereafter	96,897,684

116,064,378
Less amount representing interest	81,816,481

Present value of minimum lease payments	$34,247,897

    Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restriction on competing in the Laughlin, Nevada area, limitations on the incurrence of recourse debt obligations by Archon and restrictions on dividend payments on the Archon preferred stock. In addition, Archon agreed to maintain minimum consolidated liquidity amounts and agreed to forgo receipt of a management fee and to contribute capital to PHI and in certain events to the restricted cash account in the event the ratio of fixed charges to operating cash flow at the Pioneer falls below 1.20 to 1.00 and 1.00 to 1.00, respectively, during any twelve month period, determined on a quarterly basis beginning March 31, 2001. The Company has an option to purchase the assets under the lease and license agreements between the end of the third and seventh years of the lease and license arrangements, at purchase price amounts which, at the date of the Pioneer Transactions, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value. See Notes 4 and 8

14.  Leases

    All non-cancelable leases have been classified as operating leases. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property. Amortization of assets leased under capital leases in prior years is included in depreciation and amortization expense in the Consolidated Statements of Operations.

    At September 30, 2001, the Company had an operating lease for real property which expires in 2078 and an operating lease for gaming equipment which expires in 2004 and had no property and equipment under capital leases.

    Future minimum lease payments as of September 30, 2001 are as follows:

Operating
2002	$1,535,577
2003	1,535,577
2004	1,535,577
2005	962,549
2006	771,540
Thereafter	$55,743,765

$62,084,585

    Included in future minimum operating lease payments are rental costs associated with the real property under the lease at the Pioneer.

    Rent expense was $1,338,048, $862,373 and $840,049 for the years ended September 30, 2001, 2000 and 1999, respectively.

15.  Gain on Sale of Assets

    The Company recorded a pre-tax gain on the SFHI Asset Sale of approximately $137.2 million in the quarter ended December 31, 2000. In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of the family of Paul W. Lowden entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe. The Company and SFHI granted to the buyer a three-year option to purchase for $5.0 million the approximately 20-acre parcel of undeveloped real property located at the corner of Rainbow and Lone Mountain Road adjacent to the Santa Fe. See Notes 6 and 10

    In November 1999, Sahara Las Vegas Corp., an indirect wholly-owned subsidiary of the Company ("SLVC"), sold real property located in Henderson, Nevada it had acquired in March 1999 for $37.2 million. The Company recorded a pre-tax gain on the sale of approximately $12.1 million in the quarter ended December 31, 1999. In connection with the sale, the Company, SLVC, SFHI, Paul W. Lowden and members of the family of Paul W. Lowden entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson, Nevada area.

16.  Litigation Settlement, Net

    On March 20, 2001 the Company agreed to settle the lawsuit titled Sahara Gaming Corporation, et al. v. Francis L. Miller, et al., CV-S-94-01109-LRL, filed by the Company alleging, among other things, violations of the Securities Exchange Act of 1934. The terms of the settlement required that (i) the defendants' insurers pay the Company approximately $4.9 million and the Company dismiss with prejudice all its claims against all defendants, (ii) the Company pay Francis Miller approximately $900,000 and Francis Miller dismiss with prejudice all his counterclaims and third-party claims against the Company, and (iii) plaintiffs and defendants cause the lawsuit and counterclaims to be dismissed with prejudice. The Company has reflected the net proceeds received in the settlement, net of legal expenses incurred, as gain from litigation settlement in the accompanying Consolidated Statement of Operations.

    On April 20, 2001, the Company entered into a settlement agreement with David H. Lesser, Hudson Bay Partners, L.P. and certain of their affiliates. In accordance with the settlement agreement, among other things, (i) the Company and its subsidiaries agreed to dismiss with prejudice pending litigation by the Company against HBP and Mr. Lesser styled Santa Fe Gaming Corporation v. Hudson Bay Partners, L. P., et al., CV-5-99-00298-KJD (LRL) and Santa Fe Gaming Corporation v. Hudson Bay Partners L.P. and David H. Lesser., CV-5-99-00416 LDG (LRL), and Mr. Lesser agreed to dismiss with prejudice his application for reimbursement of approximately $1.1 million in attorneys' fees in connection with the PHI and PFC bankruptcies, pursuant to legal proceedings styled In re Pioneer Finance Corp., Case No. BK-S-99-11404-LBR and In re Pioneer Hotel Inc., Case No. BK-S-99-12854-LBR; (ii) the Company received the 3,456,942 shares of the Company's preferred stock and 53,600 shares of common stock held by the Hudson Bay affiliates; (iii) Mr. Lesser agreed to forfeit options to acquire 12,500 shares of the Company's common stock, (iv) Mr. Lesser forfeited his claim to director fees, (v) Mr. Lesser resigned from the Company's Board of Directors and withdrew his name as the nominee for election by preferred stockholders as a special director at the Company's annual meeting held on May 11, 2001 and (vi) the Company paid Mr. Lesser $5.75 million.

    The Company allocated the $5.75 million payment for financial reporting purposes to the preferred and common shares, based upon quoted market prices for the preferred and common shares, with the remaining amount being recorded as litigation settlement, net in the accompanying Consolidated Condensed Statements of Operations.

17.  Preferred Stock

    The Company has outstanding redeemable exchangeable cumulative preferred stock ("Preferred Stock"). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%. Beginning October 1, 1999, the dividend rate increased by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 14.0% effective October 1, 2001. The accrued stock dividends have been recorded as an increase to the Preferred Stock account. As of September 30, 2001, the aggregate liquidation preference of the Preferred Stock was $16.7 million, or $3.27 per share.

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

    The Company has accrued, but not paid, dividends on the Preferred Stock since September 30, 1996. Dividends accrued but not paid were $5.8 million and $7.5 million as of September 30, 2001 and 2000, respectively. Pursuant to the Certificate of Designation, because at least one full dividend payment has been accrued but not paid for two years, the holders of the Preferred Stock, as a separate class, are entitled to elect two directors to the Company's board of directors. The two directors elected by Preferred Stockholders are in addition to the directors elected by the holders of the Company's Common Stock. The Preferred Stockholders' right to elect two directors will continue until all dividend arrearages have been paid.

18.  Stock Option Plan

    The Company has a Key Employee Stock Option Plan (the "Stock Option Plan") providing for the grant of up to $1.2 million shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. As of September 30, 2001, there were 573,535 options outstanding under the Stock Option Plan. During fiscal years 2001 and 2000, 6,500 options and 5,000 options, respectively, were exercised and no options were exercised during fiscal year 1999. No options were issued or cancelled during the current year. The outstanding options have an expiration date of February 2007.

    In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") which provides for the grant of up to 100,000 shares of its common stock to the directors. Directors are automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. As of September 30, 2001, there were 50,000 options outstanding under this plan. No options were issued or cancelled during the current year. The outstanding options have an expiration date of February 2007.

    SFHI, SLVC and PHI (collectively, the "Subsidiaries"), have adopted subsidiary stock option plans (the "Subsidiary Plans"). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary's Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2001, no options had been granted under any Subsidiary Plans.

Accounting for stock-based compensation:

    Statement of Financial Accouting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

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

    SFAS 123 requires a Company to disclose pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method. The weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted should also be disclosed. No such stock options were granted in 2001, 2000 and 1999, and therefore, no information has been included.

19.  Federal Income Taxes

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

    The expense (benefit) for income taxes attributable to pre-tax income consisted of:

	Year Ended September 30,
	2001	2000	1999
	(Dollars in thousands)
Current	$0	$120	$0
Deferred	46,284	(10,982)	0

Total expense (benefit)	$46,284	$(10,862)	$0

    The expense (benefit) for income taxes attributable to pre-tax income differs from the amount computed at the federal income tax statutory rate as a result of the following:

	Year Ended September 30,
	2001	2000	1999
	(Dollars in thousands)
Amount at Statutory rate	$47,413	$1,492	$(6,221)
Goodwill	(17,843)	0	0
Valuation Allowance	16,691	(12,447)	6,028
Other	23	93	193

	$46,284	$(10,862)	$0

    The components of the deferred tax asset (liability) consisted of the following:

	Year Ended September 30,
	2001	2000	1999
	(Dollars in thousands)
Deferred tax liabilities
Prepaid expenses	$181	$984	$1,311
Fixed asset cost, depreciation and amortization, net	34,711	11,146	11,579
Other	2,411	2,270	2,270

Gross deferred tax liabilities	$37,303	$14,400	$15,160

Deferred tax assets
Net operating loss carryforward	$16,691	$23,065	$25,645
Reserves for accounts and contracts receivable	436	604	539
Other	503	477	61
Deferred payroll	188	362	488
Tax credits	1,452	874	874

Gross deferred tax assets	19,270	25,382	27,607

Net deferred tax asset (liability) before valuation allowance	(18,033)	10,982	12,447
Valuation allowance	(16,691)		(12,447)

Net deferred tax asset (liability)	$(34,724)	$10,982	$0

    At September 30, 2001, the Company had a net operating loss carryforward for regular income tax purposes of approximately $49.1 million, which will fully expire by the year 2019. The Company recorded a valuation allowance in fiscal 2001 and 1999 to reduce the carrying value of the net deferred tax assets due to the uncertainty surrounding the utilization of the net operating losses. The valuation allowance was reversed in fiscal 2000 due to the sale of substantially all of the assets of SFHI in October 2000 resulting in a federal income tax benefit of $11.0 million.

20.  Benefit Plans

    The Company has a savings plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all of the Company's employees. The Company's matching contributions paid in 2001, 2000 and 1999 were $67,000, $124,000 and $114,000, respectively.

21.  Related Parties

    In January 2000, the Company paid $50,000 to each of Messers. Paul W. Lowden, Christopher W. Lowden and David G. Lowden in exchange for each of them individually having entered into a fifteen year non-compete agreement in November 1999 in connection with the sale of the real property in Henderson, Nevada and related agreements.

    In June 2000, the Company issued an unsecured note for $1.5 million, with Paul W. Lowden which bore interest at the rate of 12% per annum. The unsecured note was due on the earlier of the closing of the sale of substantially all the assets of SFHI or December 15, 2000. The proceeds from the note together with available working capital were used to make a $3.0 million principal payment due June 20, 2000 on indebtedness of the Company. The note was repaid in connection with the SFHI Asset Sale. See Note 10

    In October 2000, in connection with the SFHI Asset Sale, Paul W. Lowden and members of the family of Paul W. Lowden agreed to a three year non-compete agreement. In November 2000, the Company agreed to pay $205,000 to Mr. David Lowden for services rendered in connection with the SFHI Asset Sale.

    In December 2000, in connection with the Pioneer Transactions, PHI formed Pioneer LLC, a limited liability company ("PLLC"), to which PHI transferred 100% of its real and personal property (excluding gaming equipment) and intangible assets, valued at approximately $1.0 million, net of $32.5 million of debt secured by the assets of Pioneer, for a 100% interest in PLLC. Subsequently, PLLC admitted LICO as a 10% minority interest member, in exchange for a capital contribution of $100,000 (the "Minority Member"). PLLC subsequently transferred the assets contributed by PHI to the Purchaser in exchange for preferred stock of the Purchaser with a liquidation preference of $1.0 million and the assumption and immediate repayment by the Purchaser of $32.5 million of indebtedness owed to SFHI. The investment by the Minority Member is reflected as Other Liabilities in the accompanying Consolidated Balance Sheet.

22.  Other Expense

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

23.  Extraordinary Items

    Between December 1999 and August 2000, SLVC purchased approximately $18.4 million principal amount of 13 1/2% first mortgage notes, due December 1998 (the "13 1/2 Notes"), plus accrued and unpaid interest. The Company reported an extraordinary gain on the acquisition of the 13 1/2% Notes by SLVC of approximately $1.9 million, net of taxes of approximately $1.0 million, in the accompanying Consolidated Statements of Operations for the fiscal year ended September 30, 2000.

24.  Reorganization Expenses

    On February 23, 1999, Pioneer Finance Corp ("PFC"), an indirect wholly-owned subsidiary of the Company, voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes. PFC and PHI (collectively, the "Debtors") filed on February 7, 2000 a proposed Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). The Bankruptcy Court approved a motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan.

    In August 2000, PHI borrowed from the purchaser of the SFHI assets $36.0 million under the terms of the credit agreement entered into in connection with the agreement for the SFHI Asset Sale and used the proceeds of the borrowing, together with $5.0 million in additional borrowings and $2.0 million of existing working capital, as well as the retirement of the 13 1/2% Notes owned by SLVC to retire all outstanding 13 1/2% Notes. On September 26, 2000, the Bankruptcy Court dismissed the case.

    In fiscal years 2000 and 1999, PHI incurred approximately $3.4 million and $2.4 million, respectively, in reorganization expenses pursuant to PHI's petition for relief under Chapter 11 of the United States Bankruptcy Code.

    The Company has accounted for all transactions related to the Chapter 11 case in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows disclose expenses related to the Chapter 11 case and litigation relating to enforcement of the Company's guarantee of the 13 1/2% Notes under "Reorganization Expenses."

25.  Contingencies

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

    In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs' filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. Oral argument with respect to the motion to certify a class was heard on November 15, 2001. If the Court denies the certification then the case cannot go forward as a class action. If the Court certifies a class then the parties will proceed to meet discovery.

    Local Joint Executive Board et al.

    The Company is the defendant in a pending action titled Local Joint Executive Board et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH. The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act, ("WARN Act"), by improperly providing notification of the closing of the Santa Fe Hotel and Casino. The plaintiffs seek damages in the amount provided for by the statute. The plaintiffs filed a motion for class certification, and the Company stipulated to the certification. On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety. Plaintiffs filed a memorandum in opposition to defendant's motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid. The court has not yet ruled on the motions.

26.  Supplemental Statement of Cash Flows Information

    Supplemental statement of cash flows information for the years ended September 30, 2001, 2000 and 1999 is presented below:

	2001	2000	1999
	(Dollars in thousands)
Operating activities:
Cash paid during the year for interest	$9,999	$27,999	$17,265

Cash paid during the year for income taxes	$698	$0	$0

Investing and financing activities:
Non-recourse debt assumed with the acquisition of investment properties	$77,255	$0	$0

Long-term debt incurred in connection with the acquisition of machinery and equipment	$0	$391	$696

Preferred stock dividends at liquidation value:
Accrued	$1,950	$2,322	$2,132

27.  Segment Information

    The Company's primary operations are in the hotel/casino industry and investment properties. Subsequent to October 2, 2000, the Company's primary operations are conducted at the Pioneer in Laughlin, Nevada. Prior to that date, the Company also conducted operations at the Santa Fe in Las Vegas, Nevada.

	Twelve Months Ended September 30,
	2001	2000	1999
	(Dollars in thousands)
Pioneer Hotel
Operating revenues	$40,020	$44,614	$43,463

Operating income	$1,483	$1,545	$1,697

Interest expense	$4,370	$6,467	$7,882

Depreciation and amortization	$2,075	$2,502	$2,666

Rents	$1,338	$741	$724

EBITDA(1)	$5,930	$9,288	$8,648

Capital expenditures	$752	$1,379	$1,094

Identifiable assets(2)	$36,070	$37,749	$42,740

Investment Properties(3)
Operating revenues	$7,204	0	0

Operating income	$5,508	0	0

Interest expense	$7,297	0	0

Depreciation and amortization	$1,696	0	0

EBITDA(1)	$7,204	0	0

Capital expenditures	$145,019	0	0

Identifiable assets(2)	$150,019	0	0

(1)
EBITDA represents earnings before interest, taxes, depreciation and amortization, rents, obligations due under lease, corporate expenses, reorganization expenses and other nonrecurring charges plus interest income. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(2)
Identifiable assets represents total assets less elimination for intercompany items.

(3)
During fiscal 2001, the Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The payments received under lease agreements with respect to both properties are applied to debt service payments on non-recourse indebtedness secured by the respective properties.

28.  Quarterly Results of Operations (Unaudited)

	2001	2000
	(dollars in thousands, except per share)
Revenues
First Quarter	$10,014	$32,189
Second Quarter	12,202	34,512
Third Quarter	13,790	32,549
Fourth Quarter	11,997	29,345

	$48,003	$128,595

Operating Income (Loss)
First Quarter	$(936)	$1,226
Second Quarter	1,250	6,362
Third Quarter	2,346	3,798
Fourth Quarter	1,312	(37)

	$3,972	$11,349

Extraordinary Item, net of Taxes
First Quarter	$0	$1,367
Second Quarter	0	464
Third Quarter	0	8
Fourth Quarter	0	37

	$0	$1,876

Extraordinary Item, net of Taxes per Common Share
First Quarter	$0.00	$0.22
Second Quarter	0.00	0.07
Third Quarter	0.00	0.00
Fourth Quarter	0.00	0.01

	$0.00	$0.30

Net Income (Loss)
First Quarter	$89,947	$9,167
Second Quarter	2,823	2,133
Third Quarter	(1,704)	(1,472)
Fourth Quarter	(1,884)	5,296

	$89,182	$15,124

Net Income (Loss) per Common Share
First Quarter	$14.41	$1.39
Second Quarter	0.35	0.25
Third Quarter	(0.34)	(0.33)
Fourth Quarter	(0.31)	0.76

	$14.11	$2.07

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of The Registrant Executive Compensation and Other Information

    The information regarding the directors and executive officers of the Company to be included in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

(b)
Reports on Form 8-K filed during the fourth quarter of 2001.

  None

(c)
Exhibits

  The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)
3.2
Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-4 (No. 33- 67864) and incorporated herein by reference.)
3.3	Amended and Restated Bylaws of Santa Fe Gaming Corporation.(5)

10.1
Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively.(1)
10.2	Key Employee Stock Option Plan.(2)
10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N' Wild Nevada, Inc. and Sahara Corporation.(3)
10.4	Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999.(4)
10.5	First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land.(4)
10.6	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998.(5)
10.7	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI.(6)
10.8	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC.(6)
10.9	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC.(6)
10.10	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden.(7)
10.11	Asset Purchase Agreement dated June 12, 2000 by and among Santa Fe Hotel Inc., Santa Fe Gaming Corporation and Station Casinos, Inc.(8)
10.12	Credit Agreement dated as of June 12, 2000 by and between Pioneer Hotel Inc. and Station Casinos, Inc.(8)
10.13	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000.(9)
10.14	Guaranty by Santa Fe Gaming Corporation, guarantor; Pioneer Hotel Inc., tenant and guarantor and Santa Fe Hotel Inc., guarantor dated December 29, 2000.(9)
10.15	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000.(9)
10.16	Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000.(9)
10.17	Lease Schedule No. 1 to Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000.(9)
10.18	Guaranty by and between PDS Gaming Corporation-Nevada and Santa Fe Gaming Corporation dated December 29, 2000.(9)

10.19	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001.(10)
10.20	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.(10)
10.21	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.(10)
10.22	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999.(10)
10.23	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC.(10)
10.24	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.(10)
10.25	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.(10)
10.26	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005.(10)
10.27	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020.(10)
10.28
Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. And First Security Bank, National Association as Indenture Trustee.(10)
10.29	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank.(10)
10.30	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. And First Security Bank, National Association as Indenture Trustee.(10)
22.	Subsidiaries of the Company.(2)
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (Included on Signature Pages).

FOOTNOTES TO EXHIBIT INDEX

(1)
Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Registration Statement on Form S- 1 (No. 33-13214) and incorporated herein by reference.

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

(8)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated June 12, 2000.

(9)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated December 29, 2000.

(10)
Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation's Report on Form 10-Q for the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION
December 28, 2001	By:	/s/ PAUL W. LOWDEN
Paul W. Lowden, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ PAUL W. LOWDEN Paul W. Lowden (Principal Executive Officer)	Chairman of the Board and President	December , 2001
/s/ SUZANNE LOWDEN Suzanne Lowden	Director	December , 2001
/s/ HOWARD E. FOSTER Howard E. Foster	Special Director	December , 2001
/s/ JOHN DELANEY John Delaney	Director	December , 2001
/s/ WILLIAM J. RAGGIO William J. Raggio	Director	December , 2001
/s/ THOMAS K. LAND Thomas K. Land (Principal Financial and Accounting Officer)	Director and Chief Financial Officer	December , 2001

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)
3.2
Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-4 (No. 33- 67864) and incorporated herein by reference.)
3.3	Amended and Restated Bylaws of Santa Fe Gaming Corporation.(5)
10.1
Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively.(1)
10.2	Key Employee Stock Option Plan.(2)
10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N' Wild Nevada, Inc. and Sahara Corporation.(3)
10.4	Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999.(4)
10.5	First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land.(4)
10.6	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998.(5)
10.7	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI.(6)
10.8	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC.(6)
10.9	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC.(6)
10.10	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden.(7)
10.11	Asset Purchase Agreement dated June 12, 2000 by and among Santa Fe Hotel Inc., Santa Fe Gaming Corporation and Station Casinos, Inc.(8)
10.12	Credit Agreement dated as of June 12, 2000 by and between Pioneer Hotel Inc. and Station Casinos, Inc.(8)
10.13	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000.(9)
10.14	Guaranty by Santa Fe Gaming Corporation, guarantor; Pioneer Hotel Inc., tenant and guarantor and Santa Fe Hotel Inc., guarantor dated December 29, 2000.(9)

10.15	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000.(9)
10.16	Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000.(9)
10.17	Lease Schedule No. 1 to Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000.(9)
10.18	Guaranty by and between PDS Gaming Corporation-Nevada and Santa Fe Gaming Corporation dated December 29, 2000.(9)
10.19	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001.(10)
10.20	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.(10)
10.21	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.(10)
10.22	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999.(10)
10.23	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC.(10)
10.24	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.(10)
10.25	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.(10)
10.26	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005.(10)
10.27	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020.(10)
10.28
Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. And First Security Bank, National Association as Indenture Trustee.(10)
10.29	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank.(10)
10.30	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. And First Security Bank, National Association as Indenture Trustee.(10)
22.	Subsidiaries of the Company.(2)
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (Included on Signature Pages).

FOOTNOTES TO EXHIBIT INDEX

(1)
Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Registration Statement on Form S- 1 (No. 33-13214) and incorporated herein by reference.

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

(8)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated June 12, 2000.

(9)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated December 29, 2000.

(10)
Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation's Report on Form 10-Q for the quarter ended March 31, 2001.

QuickLinks

ARCHON CORPORATION AND SUBSIDIARIES ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001 TABLE OF CONTENTS
PART I
  Item 1. Business
General
Hotel and Casino Operations
Investment Properties
Land Held for Development
Nevada Regulations and Licensing
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Market Risk Disclosure
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES For the Years Ended September 30, 2001, 2000 and 1999
Archon Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2001 and 2000
Archon Corporation and Subsidiaries Consolidated Statements of Operations For the Years Ended September 30, 2001, 2000 and 1999
Archon Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficiency) For the Years Ended September 30, 2001, 2000 and 1999
Archon Corporation and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended September 30, 2001, 2000 and 1999
ARCHON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended September 30, 2001, 2000 and 1999
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of The Registrant Executive Compensation and Other Information
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships And Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
FOOTNOTES TO EXHIBIT INDEX
SIGNATURES
EXHIBIT INDEX
FOOTNOTES TO EXHIBIT INDEX