Form 10-K/A
period 2001-09-30
ARCHON CORP
filed 2002-01-25
CIK 812482

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
/x/	AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-9481

ARCHON CORPORATION
(Exact Name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0304348 (I.R.S. Employer Identification Number)
3993 Howard Hughes Parkway, Suite 630 Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)

Registrant's telephone number, including area code: (702) 732-9120

        The undersigned registrant hereby amends the following items of its Annual Report for the fiscal year ended September 30, 2001 on Form 10-K as set forth in the pages attached hereto.

        This Amendment No. 1 on Form 10-K/A is filed to include in Archon Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 the information required by Part III of Form 10-K

PART III

ITEM 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

        The following is a list of the current executive officers and directors of Archon Corporation (the "Company"):

Name	Position with the Company
Paul W. Lowden	Chairman of the Board, President and Chief Executive Officer
Thomas K. Land	Director, Senior Vice President and Chief Financial Officer, Secretary, Treasurer
Suzanne Lowden	Director, Executive Vice President, Assistant Secretary
William J. Raggio (1)(2)	Director
John W. Delaney (1)(2)	Director
Howard E. Foster	Special Director

(1)
Member of the Audit Committee of the Company.

(2)
Member of the Compensation Committee of the Company.

        The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

        Paul Lowden is 58 years old and has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company's predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden. Mr. Lowden's term as a director of the Company expires at the Annual Meeting of Shareholders in 2002.

Thomas K. Land

        Thomas K. Land is 41 years old and joined the Company in February 1994 as Senior Vice President and Corporate Controller, and was elected Chief Financial Officer of the Company in July 1994. In addition, Mr. Land has served as Secretary and Treasurer of the Company since May 1999. Mr. Land was appointed to the board of directors in December 1995. Prior to joining the Company, Mr. Land was the Chief Financial Officer of a construction company, where he was employed from 1990 through February 1994. Mr. Land's term as a director of the Company expires at the Annual Meeting of Shareholders in 2004.

Suzanne Lowden

        Suzanne Lowden is 49 years old and has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman, reporter, writer and producer of television news. Mrs. Lowden is married to Paul W. Lowden.

Mrs. Lowden's term as a director of the Company expires at the Annual Meeting of Shareholders in 2003.

John W. Delaney

        John W. Delaney is 53 years old and has served as a director of the Company since January 1997, when he was appointed to fill a vacancy on the board of directors. He was elected to his current term in February 1997. Mr. Delaney is currently President and Chief Executive Officer of Cityfed Mortgage Co., a mortgage banking firm, where he has been employed since 1978. Mr. Delaney's term as a director of the Company expires at the Annual Meeting of Shareholders in 2003.

William J. Raggio

        William J. Raggio is 75 years old and served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the boards of directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the board of directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio is also a director of Sierra Health Services, Inc., a Nevada corporation. Mr. Raggio's term as a director of the Company expires at the Annual Meeting of Shareholders in 2002.

Howard E. Foster

        Howard E. Foster is 57 years old and has served as a special director of the Company elected by holders of the Company's Exchangeable, Redeemable Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as chief financial officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the boards of directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster's term as a special director of the Company expires at the Annual Meeting of Shareholders in 2003 or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC and with the American Stock Exchange. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

        Based solely on its review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended September 30, 2001, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. Executive Compensation

        Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2001, 2000 and 1999 of those persons who were, as of September 30, 2001, (i) the Chief Executive Officer and (ii) each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended September 30, 2001 (the "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)			Other Annual Compensation ($)(1)		All Other Compensation ($)
Paul W. Lowden President, Chairman of the Board and CEO	2001 2000 1999	$ $ $	550,000 550,000 550,000	$ $ $	243,750 287,500 375,000	(2) (2) (2)	$ $ $	0 0 0	$ $ $	42,627 94,659 46,462	(3) (3) (3)
Thomas K. Land Senior Vice President and Chief Financial Officer	2001 2000 1999	$ $ $	184,693 184,693 184,693	$ $ $	— 15,000 15,000		$ $ $	0 0 0	$ $ $	95,268 95,717 3,835	(4) (4) (4)

(1)
The Company provides automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company's hotel-casino. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry the Company believes the value of any such personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for each person named above.

(2)
See "Compensation Arrangements with Mr. Lowden."

(3)
"All Other Compensation" for Paul W. Lowden in fiscal 2001 includes $40,002 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,625 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. "All Other Compensation" in fiscal 2000 includes $50,000 paid by the Company to Mr. Lowden for entering into a fifteen-year non-compete agreement in connection with the sale of real property in Henderson, Nevada and other agreements, $42,351 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,308 of matching contributions. "All Other Compensation" in fiscal 1999 consists of payments of life insurance premiums in the amounts of $44,298 and matching contributions of $2,164.

(4)
"All Other Compensation" for Thomas K. Land in fiscal 2001 includes $92,500 paid by the Company to Mr. Land pursuant to the terms of his employment contract dated October 1, 1999, as a result of sale of substantially all the assets of Santa Fe Hotel, $1,957 of life insurance premiums paid by the Company for the benefit of Mr. Land, and $811 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Land. "All Other Compensation" in fiscal 2000 includes $92,500 paid by the Company to Mr. Land pursuant to the terms of his employment agreement that was in effect through September 30, 1999 as a result of certain events related to the Company's subsidiary, Pioneer Finance Corp., and its 13.5% First Mortgage Bonds due December 1, 1998, $2,019 of life insurance premiums paid by the Company for the benefit of Mr. Land, and $1,198 of matching contributions. "All Other Compensation" in fiscal 1999 consists of payments of life insurance premiums in the amounts of $2,113 and matching contributions of $1,722.

        Compensation Arrangements with Mr. Lowden.    The Compensation Committee approved Mr. Lowden's compensation package for fiscal year 2001, which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden's efforts, the Compensation Committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2001.

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

        In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $350,000 was reinstated. In February 1999, the Company satisfied its obligation to pay the remaining $350,000 to Mr. Lowden by the offset of the outstanding $350,000 obligation of LICO to the Company. In December 1999, at the request of Mr. Lowden, the Company's payment of $175,000 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $175,000 was reinstated. The Company satisfied its obligation to pay the remaining $175,000 to Mr. Lowden by the offset of the outstanding $175,000 obligation of LICO to the Company in January 2000. In December 2000, at the request of Mr. Lowden, the Company's payment of $87,500 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $87,500 was reinstated. The Company satisfied its obligation to pay the remaining $87,500 to Mr. Lowden by the offset of the outstanding $87,500 obligation of LICO to the Company in January 2001. In December 2001, at the request of Mr. Lowden, the Company's payment of $43,750 of bonus and fee obligation satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay the Company $43,750 was reinstated.

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

        The Company requires all members of the board of directors to comply with all Company policies prior to attending a newly elected director's first meeting of the board of directors. These requirements include filing a gaming application with the Nevada Gaming Authorities and executing a confidentiality agreement, as well as compliance and disclosure statements. Until such time as an elected individual has complied with these requirements, he or she will not be entitled to the benefits of the directorship position, including any director fees or stock option awards that would otherwise be paid or granted.

  Compensation Plans

        Stock Option Plan.    The Company's 1993 Plan provides for the grant of options with respect to an aggregate of 1,239,070 shares of the common stock to key employees as determined by the Compensation Committee. An aggregate of 665,535 shares of common stock remain available for grant under the 1993 Plan. No stock options were awarded to, and no stock options were exercised by, the Named Executive Officers in the fiscal year ended September 30, 2001.

        1998 Subsidiary Stock Option Plans.    The Company and certain of its subsidiaries, SFHI, Inc., Sahara Las Vegas Corp., and Pioneer Hotel Inc. (each a "Subsidiary" and collectively, the "Subsidiaries"), have adopted various subsidiary stock option plans (the "Subsidiary Plans"). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary's Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company's long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2001, no options had been granted under any Subsidiary Plans.

        Savings Plan.    The Company has adopted a savings plan qualified under Section 401(k) of the Internal Revenue Code (the "Savings Plan"). The Savings Plan covers substantially all employees, including the Company's executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pretax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2001 was $67,000 of which $2,625, $811, and $3,961 were contributed by the Company to the accounts of Messrs. Lowden, Land and all other executive officers as a group, respectively, as matches for employee contributions made.

  Compensation Committee Interlocks and Insider Participation

        The members of the compensation committee, John W. Delaney and William J. Raggio, are non-employee directors. Mr. Delaney has not been an officer of the Company or any of its subsidiaries. Mr. Delaney is the president of J & J Mortgage, a mortgage banking company of which Paul W. Lowden is a director and sole stockholder. During fiscal 2002, the Company purchased from J & J Mortgage an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. See Item 13., "Certain Relationships and Related Transactions." William J. Raggio, who from 1982 to 1999 served as Vice President, Secretary and General Counsel of the Company and its predecessors, is a shareholder and member of the law firm of Jones Vargas. During fiscal year 2001, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management

        The following sets forth information regarding beneficial ownership of the common stock and the exchangeable redeemable preferred stock of the Company, as of January 23, 2002 by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock or preferred stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent	Shares of Preferred Stock		Percent
Paul W. Lowden (1)	4,980,144	(2)	76.40%	810,000	(3)	15.80%
Suzanne Lowden	4,791	(4)	*	2,524	(5)	*
Thomas K. Land	69,175	(6)	1.11%	1,000		*
John W. Delaney	13,750	(7)	*	—		—
William J. Raggio	17,972	(7)	*	5,472		*
Howard Foster	12,500	(7)	*	128,126		2.50%
All Directors and Officers as a group (6 persons)	5,098,333		77.00%	947,122		18.40%
*Less than 1%

(1)
The address for Paul W. Lowden is c/o Archon Corporation, 3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(l) under the Securities Exchange Act of 1934.

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

(6)
All such shares may be acquired upon the exercise of outstanding stock options.

(7)
Of such shares, 12,500 may be acquired upon the exercise of outstanding stock options. Upon the initial election of a person as a non-employee director, the non-employee director receives options to purchase 12,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Such options are fully vested upon grant.

ITEM 13. Certain Relationships and Related Transactions

        In June 2000, the Company borrowed $1.5 million from Paul W. Lowden, which loan was evidenced by an unsecured promissory note that bore interest at 12% per annum. The promissory note was repaid in full in October 2000 in connection with the sale of substantially all of the assets of SFHI, Inc..

        In October 2000, in connection with the SFHI asset sale, Paul W. Lowden and members of the family of Paul W. Lowden agreed to a three year non-compete agreement.

        In November 2000, the Company agreed to pay $205,000 to Mr. David Lowden for services rendered in connection with the SFHI asset sale, $75,000 of which was paid in November 2000 and the balance of which was paid in January 2001. David Lowden is the brother of Paul W. Lowden.

        The Company has an understanding with Mr. David Lowden with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay for the costs of commercial development of the technology, and David Lowden has agreed to grant the Company an exclusive perpetual license with respect to the technology. Through January 2002, the Company had expended $122,500 for commercial development of the technology.

        In fiscal 2001, the Company purchased for $100,000 Class B member interests in Dukes, a Nevada limited liability company that is developing a restricted slot operation, restaurant and entertainment facility. Christopher W. Lowden, Paul W. Lowden's son, is a limited partner in the company that is the managing member of Dukes.

        During fiscal 2002, the Company purchased an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. The loans were purchased by the Company for the principal amount, plus accrued interest, if any. J & J is owned by LICO, which in turn is wholly owned by Paul W. Lowden. John W. Delaney is the president of J & J Mortgage.

        William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal year 2001, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

        See "Executive Compensation—Compensation Arrangements with Mr. Lowden" for information regarding certain bonus arrangements for Mr. Lowden and obligations of LICO, a company wholly-owned by Mr. Lowden, owed to the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended September 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized in Las Vegas, Nevada on the 25th day of January, 2002.

ARCHON CORPORATION
By:	/s/ THOMAS K. LAND Thomas K. Land Senior Vice President and Chief Financial Officer

QuickLinks

FORM 10–K/A
PART III
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Summary Compensation Table
SIGNATURES