Form 10-Q
period 2001-12-31
ARCHON CORP
filed 2002-02-14
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-9481

ARCHON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0304348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89030
(Address of principal executive offices and Zip Code)

(702) 732-9120
(Registrant’s telephone number, including area code)

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

☒ Yes    ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,153,256	as of	February 14, 2002

ARCHON CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1	Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets (Unaudited) December 31, 2001 and September 30, 2001

Consolidated Condensed Statements Of Operations (Unaudited) for the three months ended December 31, 2001 and 2000

Consolidated Condensed Statement Of Stockholders’ Equity (Unaudited) for the three months ended December 31, 2001

Consolidated Condensed Statements Of Cash Flows (Unaudited) for the three months ended December 31, 2001 and 2000

Notes To Consolidated Condensed Financial Statements (Unaudited)

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Market Risk Disclosure

PART II.	OTHER INFORMATION

Archon Corporation and Subsidiaries

Consolidated Condensed Balance Sheets
(Unaudited)

ASSETS	December 31, 2001	September 30, 2001
Current assets:
Cash and cash equivalents	$12,169,032	$16,213,088
Investment in marketable securities	12,399,567	9,816,079
Restricted cash	15,586,258	15,506,855
Accounts receivable, net	402,630	3,186,262
Inventories	369,432	274,043
Prepaid expenses and other	969,341	969,570
Total current assets	41,896,260	45,965,897

Land held for development	23,109,400	23,109,400

Property held for investment, net	142,789,083	143,457,948

Property and equipment, net	31,899,729	32,234,701

Other assets	5,315,503	4,717,112

Total assets	$245,009,975	$249,485,058

LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,022,197	$1,003,978
Interest payable	216,836	2,377,018
Accrued and other liabilities	3,588,644	3,333,875
Current portion of long-term debt	103,251	66,674
Current portion of non-recourse debt	5,362,427	5,105,010
Total current liabilities	10,293,355	11,886,555

Long-term debt — less current portion	328,464	283,126

Non-recourse debt — less current portion	120,644,291	123,135,704

Obligation under lease	34,513,810	34,247,897

Deferred income taxes	34,018,738	34,724,076

Other liabilities	7,634,749	6,442,238

Stockholders’ equity	37,576,568	38,765,462
Total liabilities and stockholders’ equity	$245,009,975	$249,485,058

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2001	2000
Revenues:
Casino	$7,887,102	$8,185,825
Hotel	556,741	524,362
Food and beverage	2,005,592	2,074,226
Investment properties	3,100,562	0
Other	740,113	1,184,315
Gross revenues	14,290,110	11,968,728
Less casino promotional allowances	(1,884,106)	(1,954,992)
Net operating revenues	12,406,004	10,013,736

Operating expenses:
Casino	4,387,148	4,331,252
Hotel	188,112	173,122
Food and beverage	1,016,694	1,028,371
Other	610,862	1,028,376
Selling, general and administrative	1,258,444	1,735,037
Corporate expenses	597,602	691,523
Utilities and property expenses	1,462,784	1,131,277
Depreciation and amortization	1,298,217	831,503
Total operating expenses	10,819,863	10,950,461

Operating income (loss)	1,586,141	(936,725)

Interest expense	(4,007,361)	(483,366)
Gain on sale of assets	0	137,238,005
Interest income	346,697	466,170
Income (loss) before income tax (expense) benefit	(2,074,523)	136,284,084

Federal income tax (expense) benefit	705,338	(46,336,589)

Net income (loss)	(1,369,185)	89,947,495

Dividends accrued on preferred shares, net	(383,719)	(612,440)

Net income (loss) applicable to common shares	$(1,752,904)	$89,335,055

Average common shares outstanding	6,153,256	6,200,356

Average common and common equivalent shares outstanding	6,763,791	6,842,391

Income (loss) per common share
Basic	$(0.28)	$14.41
Diluted	$(0.28)	$13.06

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries
Consolidated Condensed Statements of Stockholders’ Equity
(Unaudited)

	Common Stock	Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated-Other Comprehensive Loss	Treasury Stock	Total
Balances, October 1, 2001	$61,533	$16,746,586	$57,283,784	$(34,831,966)	$(406,701)	$(87,774)	$38,765,462
Net loss				(1,369,185)			(1,369,185)
Preferred stock dividends accrued, net		383,719		(383,719)			0
Unrealized gain on marketable securities					180,291		180,291
Balances, December 31, 2001	$61,533	$17,130,305	$57,283,784	$(36,584,870)	$($226,410)	$($87,774)	$37,576,568

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Cash and cash equivalents provided by (used in) operations	$194,945	$(46,459,007)
Changes in assets and liabilities:
Accounts receivable, net	2,783,632	643,261
Inventories	(95,389)	211,103
Prepaid expenses and other	228	(650,736)
Deferred income taxes	(705,338)	46,336,589
Other assets	(609,157)	64,766
Accounts payable	18,219	(1,029,635)
Interest payable	(2,160,182)	(4,174,686)
Accrued and other liabilities	1,483,949	(2,195,827)

Net cash provided by (used in) operating activities	910,907	(7,254,172)

Cash flows from investing activities:
Proceeds of sale of assets	0	207,500,000
Increase in restricted cash	(79,403)	(15,000,000)
Cost and expenses related to sale of assets	0	(3,691,166)
Capital expenditures	(216,689)	(210,432)
Increase in marketable securities	(2,403,197)	0

Net cash provided by (used in) investing activities	(2,699,289)	188,598,402

Cash flows from financing activities:
Proceeds of obligation under lease	0	32,500,000
Paid on long-term debt	(2,255,674)	(175,240,151)
Paid on note payable — officer	0	(1,500,000)
Minority capital contribution	0	100,000
Common and preferred stock acquired	0	(77,193)

Net cash used in financing activities	(2,255,674)	(144,217,344)

Increase (decrease) in cash and cash equivalents	(4,044,056)	37,126,886

Cash and cash equivalents, beginning of period	$16,213,088	$6,986,984

Cash and cash equivalents, end of period	$12,169,032	$44,113,870

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”), is a publicly traded Nevada corporation.  The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada under long-term lease and license agreements.  In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

                The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three month period is not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation.  The accompanying unaudited consolidated condensed financial statements include the accounts of Archon and its wholly-owned subsidiaries.  Amounts representing the Company’s investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method.  All material intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share.  The Company presents its per share results in accordance with SFAS No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was included in diluted calculations during the quarter ended December 31, 2000 but was not included in diluted calculations during the quarter ended December 31, 2001 since the Company incurred a net loss. The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 610,535 and 642,035 shares for the quarters ended December 31, 2001 and 2000, respectively.

Estimates and Assumptions.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain other estimated liabilities and valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets.  Actual results may differ from estimates.

Reclassifications.  Certain reclassifications have been made in the prior year’s unaudited consolidated condensed financial statements to conform to the presentation used in fiscal 2002.

3.                                      Cash and Cash Equivalents

At December 31, 2001, the Company held cash and cash equivalents of $12.2 million compared to $16.2 million at September 30, 2001.  Approximately $2.5 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in connection with the sale/leaseback transactions in December 2000 relating to the Pioneer.

At December 31, 2001, approximately $1.6 million was held in escrow pursuant to the agreements related to the sale of substantially all of the assets of the Santa Fe Hotel & Casino.

4.                                      Other Assets

Included in other assets at December 31, 2001 is $450,000 of commercial and residential mortgage loans originally funded by J & J Mortgage to unaffiliated third parties.  The loans were purchased by the Company for the principal amount, plus accrued interest, if any.  J & J Mortgage is owned by LICO, which in turn is wholly owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company.  John W. Delaney, a director of the Company, is the president of J & J Mortgage.

5.             Related Parties

The Company has an understanding with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay for the costs of commercial development of the technology, and David Lowden has agreed to grant the Company an exclusive perpetual license with respect to the technology. In January 2002, the Company expended $122,500 for commercial development of the technology.

In fiscal 2001, the Company purchased for $100,000 Class B member interests in Dukes, a Nevada limited liability company that is developing a restricted slot operation, restaurant and entertainment facility. Christopher W. Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Dukes.

6.             Contingencies

Local Joint Executive Board et al.

The Company is the defendant in a pending action titled Local Joint Executive Board et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH. The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act ("WARN Act"), by improperly providing notification of the closing of the Santa Fe Hotel and Casino. The plaintiffs seek damages in the amount provided for by the statute. The plaintiffs filed a motion for class certification, and the Company stipulated to the certification. On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety. Plaintiffs filed a memorandum in opposition to defendant's motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid. On February 1, 2002 a hearing was held on the motions and the court denied both the plaintiffs' and Archon's motions for summary judgment. Pre-trial preparation is in process by the Company.

7.                                      Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the quarters ended December 31, 2001 and 2000 is presented below:

	2001	2000
	(Amounts in thousands)
Operating activities:
Cash paid during the period for interest	$6,257	$4,663
Cash paid during the period for income taxes	$0	$120

Investing and financing activities:
Long-term debt incurred in connection with the acquisition of machinery and equipment	$104	$0
Negative amortization of obligation under lease	$266	$0
Unrealized gain on marketable securities	$180	$0

8.                                      Segment Information

The Company’s primary operations are in the hotel/casino industry and investment properties.  Subsequent to October 2, 2000, the Company’s primary operations are conducted at the Pioneer in Laughlin, Nevada.

	Three Months Ended December 31,
	2001	2000
	(Dollars in thousands)
Pioneer Hotel
Operating revenues	$9,211	$9,892
Operating income (loss)	$(114)	$474
Interest expense	$1,184	$903
Depreciation and amortization	$487	$642
Rents	$384	$186
Corporate expenses	$250	$190
Interest income	$7	$6
EBITDA (1)	$1,014	$1,498
Capital expenditures	$106	$151
Identifiable assets (2)	$35,671	$37,961
Investment Properties (3)
Operating revenues	$3,101	N/A
Operating income	$2,374	N/A
Interest expense	$2,857	N/A
Depreciation and amortization	$727	N/A
Rents	$0	N/A
EBITDA (1)	$3,101	N/A
Capital expenditures	$0	N/A
Identifiable assets (2)	$146,471	N/A

(1)  EBITDA represents earnings before interest, taxes, depreciation and amortization, rents, corporate expenses and other nonrecurring charges plus interest income.  The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(2)  Identifiable assets represents total assets less elimination for intercompany items.

(3)  During fiscal 2001, the Company acquired investment properties in Dorchester Massachusetts and Gaithersburg, Maryland.  The payments received under lease agreements with respect to both properties are applied to debt service payments on non-recourse indebtedness secured by the respective properties.

ARCHON CORPORATION

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

Results of Operations — Three Months Ended December 31, 2001 and 2000

Consolidated

Net Operating Revenues.  Consolidated net operating revenues for the three months ended December 31, 2001 were $12.4 million, a $2.4 million, or 23.9%, increase from $10.0 million for the same period in the prior fiscal year.  The current period includes rental income of $3.1 million from investment properties, which were purchased in the second quarter of the prior fiscal year.  Revenues decreased by $700,000 at the Pioneer Hotel and Gambling Hall (the “Pioneer”).

Operating Expenses.  Total operating expenses decreased $100,000, or 1.2%, to $10.8 million for the quarter ended December 31, 2001 from $10.9 million in the quarter ended December 31, 2000.  Total operating expenses as a percentage of revenue decreased to 87.2% in the quarter ended December 31, 2001 from 109.4% in the quarter ended December 31, 2000.  Operating expenses decreased by $100,000 or 1.0% at the Pioneer.  Depreciation and amortization expenses in the amount of approximately $700,000 in the current fiscal quarter related to the investment properties acquired in March 2001 were offset in part by decreased operating expenses of SFHI, Inc. (“SFHI”).

Operating Income (Loss).  Consolidated operating income for the quarter ended December 31, 2001 was $1.6 million, a $2.5 million, or 269.3%, improvement from an operating loss of $900,000 for the same period in fiscal 2001.  Operating income of $2.4 million is attributable to investment properties.  Operating income decreased by $600,000 at the Pioneer.

Interest Expense.  Consolidated interest expense for the quarter ended December 31, 2001 was $4.0 million, a $3.5 million increase compared to $500,000 in the quarter ended December 31, 2000.  The increase is due to interest expense related to the $132.7 million of non-recourse debt incurred and assumed in the second quarter of fiscal 2001 in connection with the acquisition of two investment properties, as well as the interest expense component of the $33.5 million obligation under lease incurred on December 29, 2000 in connection with the Pioneer sale/leaseback transactions.

Gain on Sale of Assets.  The Company recorded a $137.2 million gain on the sale of substantially all of the assets of the Santa Fe Hotel & Casino (the “Santa Fe”) in the quarter ended December 31, 2000.

Income (Loss) Before Income Tax.  Consolidated loss before income tax for the quarter ended December 31, 2001 was $2.1 million, a $138.4 million decrease compared to income of

$136.3 million in the fiscal 2001 quarter, which was related principally to the gain on sale of the Santa Fe assets in the prior year.

Federal Income Tax.  The Company recorded a federal income tax benefit of $700,000 in the current quarter, compared to a $46.3 million provision in the prior year’s quarter.

Preferred Share Dividends.  Dividends of approximately $400,000 and $600,000 for each of the quarters ended December 31, 2001 and 2000, respectively, accrued on the preferred stock.  The dividend rate increased to 14% in the current period compared to 13% in the prior year pursuant to the terms of the Certificate of Designations of the preferred stock.

Net Income (Loss).  Consolidated net loss attributable to common shares was $1.8 million, or $0.28 per common share, in the 2002 period compared to net income attributable to common shares of $89.3 million, or $14.41 per common share, in the prior year period.

Pioneer

Net Operating Revenues.  Revenues at the Pioneer decreased $700,000, or 6.9%, to $9.2 million in the quarter ended December 31, 2001 from $9.9 million in the quarter ended December 31, 2000.

Casino revenues decreased $300,000, or 3.6%, to $7.9 million in the quarter ended December 31, 2001 from $8.2 million in the quarter ended December 31, 2000 due to a decrease in visitor volume.  Slot and video poker revenues decreased $200,000, or 3.9%, to $6.9 million in the quarter ended December 31, 2001 from $7.1 million in the quarter ended December 31, 2000.  Other gaming revenues, including table games, remained unchanged at $1.0 million.  Casino promotional allowances decreased $100,000, or 3.6%, to $1.9 million in the quarter ended December 31, 2001 from $2.0 million in the quarter ended December 31, 2000, due to the decrease in wagers.

Hotel revenues remained unchanged at approximately $500,000 for the quarters ended December 31, 2001 and 2000, as an increase in occupancy rate to 65.3% from 62.2% in the fiscal year 2002 quarter was offset by an decrease in average daily room rate.  Food and beverage revenues decreased $100,000, or 3.3% to $2.0 million in the quarter ended December 31, 2001 compared to $2.1 million in the quarter ended December 31, 2000 due to the decrease in visitor volume.  Other revenues decreased $400,000, or 39.2%, to $600,000 in the quarter ended December 31, 2001 from $1.0 million in the quarter ended December 31, 2000 due to decreased sales in the Pioneer’s retail outlets caused by increased competition from retail sales in other casinos in Laughlin.

Operating Expenses.  Operating expenses decreased $100,000, or 1.0%, to $9.3 million in the quarter ended December 31, 2001 from $9.4 million in the quarter ended December 31, 2000.  Operating expenses as a percentage of revenue increased to 101.2% in the quarter ended December 31, 2001 from 95.2% in the quarter ended December 31, 2000.

Casino expenses were substantially unchanged at $4.4 million in the quarter ended December 31, 2001 compared to $4.3 million in the quarter ended December 31, 2000.  Casino expenses as a percentage of casino revenues increased to 55.6% in the quarter ended December 31, 2001 from

52.9% in the quarter ending December 31, 2000.  Hotel expenses were unchanged at $200,000 in the quarters ended December 31, 2001 and 2000.  Food and beverage expenses were unchanged at $1.0 million in the quarters ended December 31, 2001 and 2000 despite the decrease in food and beverage revenues.  Food and beverage expenses as a percentage of food and beverage revenues increased to 50.7% in the quarter ended December 31, 2001 from 49.6% in the quarter ended December 31, 2000.  Other expenses decreased $400,000, or 40.9%, to $600,000 for the quarter ended December 31, 2001 compared to $1.0 million for the quarter ended December 31, 2000; the decrease was related to the lower volume of retail sales.  Other expenses as a percentage of other revenues decreased to 93.2% in the quarter ended December 31, 2001 from 95.9% in the quarter ended December 31, 2000.

Selling, general and administrative expenses increased $200,000, or 15.0%, to $1.4 million in the quarter ended December 31, 2001 from $1.2 million in the quarter ended December 31, 2000.  Selling, general and administrative expenses as a percentage of revenues increased to 14.9% in the quarter ended December 31, 2001 from 12.1% in the quarter ended December 31, 2000.  Utilities and property expenses increased $300,000, or 23.4%, to $1.3 million in the quarter ended December 31, 2001 from $1.0 million in the quarter ended December 31, 2000, primarily due to additional rent expense associated with the lease of gaming equipment.  Utilities and property expenses as a percentage of revenues increased to 13.8% in the quarter ended December 31, 2001 from 10.4% in the quarter ended December 31, 2000.  Depreciation and amortization expenses decreased $100,000, or 24.2%, to $500,000 in the quarter ended December 31, 2001 from $600,000 in the quarter ended December 31, 2000, due to the sale of gaming equipment subsequent to the first quarter of fiscal 2001.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Liquidity.  As of December 31, 2001, the Company held cash and cash equivalents of $12.2 million compared to $16.2 million at September 30, 2001.  Approximately $1.6 million at December 31, 2001 was held in escrow pursuant to the agreements related to the sale of the Santa Fe assets.  In addition, the Company had $12.4 million in investment in marketable securities at December 31, 2001.  Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending December 31, 2002.

Cash Flow from Operating Activities.  The Company’s cash provided by operations was $900,000 for the quarter ended December 31, 2001 as compared to cash used in operations of $7.3 million for same period in the prior year.  In the prior year cash was used to pay off accounts payable, interest payable and other liabilities in connection with the Santa Fe asset sale.

Cash Flow from Investing Activities.  Cash used in investing activities was $2.7 million during the quarter ended December 31, 2001, compared to cash provided by investing activities of $188.6 million during the quarter ended December 31, 2000.  In the current quarter, the Company invested $2.4 million in marketable securities.  In October 2000, the Company completed the sale of substantially all of the Santa Fe assets for total consideration of $205.0 million.  In December 2000, pursuant to contractual restrictions entered into in connection with the December 2000 sale/leaseback of the Pioneer (the “Pioneer Transactions”), $15.0 million of cash was restricted in use.  See “Pioneer Transactions.”

Cash Used in Financing Activities.  Cash used in financing activities was $2.3 million in the three month period ended December 31, 2001 compared to $144.2 million during the same period in 2000.  In the current quarter, the Company repaid $2.3 million of non-recourse long-term debt.  In the quarter ended December 31, 2000, the Company used approximately $175.2 million of the proceeds from the sale of substantially all of the Santa Fe assets to retire substantially all of the Company’s then-outstanding debt.  This use was offset in part by cash proceeds of $32.5 million from the creation of the obligation under lease attributable to the Pioneer Transactions in December 2000.

The Company’s primary source of operating cash is from Pioneer operations and from interest income on available cash and cash equivalents and investment in marketable securities.  Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties.  Under the two leases, the tenants are responsible for substantially all obligations related to the property.  Sahara Las Vegas Corp. (“SLVC”), an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator.  SLVC generates minimal cash from the lease agreement after payment of property costs.  The lease may be terminated at any time by SLVC; however, if it is terminated prior to 2004, SLVC has agreed to pay a loan owed by the tenant.  The loan, which amortizes over the remaining life of the lease, had an outstanding balance of $2.6 million as of December 31, 2001.

The Company’s primary use of funds is for operations of Archon, which includes costs of executive and administrative personnel, administrative functions and costs to explore development opportunities.

Pioneer Transactions

Results of operations at the Pioneer for the quarter ended December 31, 2001 generated earnings before interest, taxes, depreciation and amortization, rents, corporate expenses and other non-recurring charges plus interest income (“EBITDA”) of $1.0 million, compared to $1.5 million of EBITDA in the same period in 2000.  The EBITDA margin decreased to 11.0% in fiscal 2002 from 15.1% in fiscal 2001.  EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles, and it is included to provide additional information with respect to the ability of the PHI to meet its future debt service, capital expenditure and working capital requirements.  Although EBITDA is not necessarily a measure of Pioneer’s ability to fund its cash needs, management believes that EBITDA is a useful tool for measuring the ability of Pioneer to service its debt.  The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

PHI’s principal uses of cash are for payments of obligations under lease, capital expenditures to maintain the facility and, to the extent permitted to be paid, the management fee payable to the Company.  Rent expense was approximately $400,000 and $200,000, respectively, in the quarters ended December 31, 2001 and 2000.  Rent expense increased in January 2001 as a result of the lease and license agreements related to the Pioneer Transactions completed in December 30, 2000.  Capital expenditures to maintain the facility in fiscal 2002 are expected to be approximately $3.0 million, which includes a new slot tracking system. Capital expenditures will mainly be funded from the restricted cash account.

On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Section 721 and 351 of the Internal Revenue Code, the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the “Purchaser”) and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the “Pioneer Transactions”).  The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and preferred stock of the Purchaser having a $1.0 million liquidation preference.

Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, competing in the Laughlin, Nevada area and payment of dividends with respect to the Archon preferred stock.  In addition, Archon agreed to maintain consolidated liquidity (as defined in the agreements relating to the Pioneer Transactions) of not less than $25 million.  Archon has agreed to forgo all or a portion of the management fees payable by PHI if PHI’s ratio of operating cash flow to fixed charges falls below 1.20 to 1.00.  Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash to restricted cash accounts in the event PHI’s ratio of fixed charges to operating cash flow falls below 1.00 to 1.00 during any rolling four quarter period, calculated on a quarterly basis.  The ratio of fixed charges to operating cash flow at December 31, 2001 was 0.93 to 1.00.  As a result, Archon is obligated to contribute capital to PHI in the amount by which operating cash flow was less than fixed charges, approximately $400,000.

If the ratio of fixed charges to operating cash flow is less than 1.00 to 1.00 for any three consecutive quarters ending on or before December 31, 2003, Archon will be obligated to contribute capital to PHI in the amount of the deficiency.  Thereafter, Archon will be required to make an additional cash payment to the restricted cash account based upon a specified percentage of the stipulated loss value set forth in the lease.  If Archon fails to make the required payments, an event of default will occur under the lease.

The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI between the end of the third and seventh years, at purchase price amounts which, as of the date of the agreements, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared.  Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends.  The Company has accrued the semi-annual preferred stock dividends since October 1, 1996.  The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum.  In October 2001, the dividend rate increased to 14%.  The accrued stock dividends have been recorded as an increase to the preferred stock account.  As of December 31, 2001, the aggregate liquidation preference of the preferred stock was $17.1 million, or $3.34 per share.

Pursuant to the Certificate of Designations of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company.  Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors.  The agreements relating to the Pioneer Transactions contain provisions restricting the incurrence of debt by the Company and the payment of dividends on the preferred stock.  In December 2000, the Board of Directors of the Company authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $500,000.  As of February 14, 2002, the Company has purchased 276,627 shares of preferred stock for $452,232 under this program.

Effects of Inflation

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel.  Any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas.  Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

Item 3.  Market Risk Disclosure

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process.  The Company has no debt instruments subject to interest rate fluctuation.

The Company holds investments in various available-for-sale securities; however, management believes that exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flow.

ARCHON CORPORATION

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings

Local Joint Executive Board et al.—Recent Developments

The Company is the defendant in a pending action titled Local Joint Executive Board et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH.  The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act (“WARN Act”), by improperly providing notification of the closing of the Santa Fe Hotel and Casino.  The plaintiffs seek damages in the amount provided for by the statute.  The plaintiffs filed a motion for class certification, and the Company stipulated to the certification.  On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety.  Plaintiffs filed a memorandum in opposition to defendant’s motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid.  On February 1, 2002 a hearing was held on the motions and the court denied both the plaintiffs’ and Archon’s motions for summary judgment.  Pre-trial preparation is in process by the Company.

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”).  Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends.  Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash.  No dividends have been declared on the Preferred Stock since October 1, 1996.  Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue.  The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum.  The dividend rate is 14% effective October 1, 2001.  The accrued stock dividends have been recorded as an increase to the Preferred Stock account.  As of December 31, 2001, the aggregate liquidation preference of the Preferred Stock was $17.1 million, or $3.34 per share.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8–K

Exhibits

None

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ARCHON CORPORATION, Registrant

	By:	/s/	Thomas K. Land
Thomas K. Land, Chief Financial Officer
Dated: February 14, 2002