Form 10-Q
period 2002-03-31
ARCHON CORP
filed 2002-05-10
CIK 812482

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-9481

ARCHON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0304348 (I.R.S. Employer Identification Number)
3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109 (Address of principal executive office and zip code)
(702) 732-9120 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☐    NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

6,221,431 as of May 10, 2002

ARCHON CORPORATION

INDEX

Archon Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,171,099	$16,213,088
Investment in marketable securities	12,979,374	9,816,079
Restricted cash	14,845,665	15,506,855
Accounts receivable, net	3,240,183	3,186,262
Inventories	290,748	274,043
Prepaid expenses and other	1,215,806	969,570

Total current assets	43,742,875	45,965,897
Land held for development	23,109,400	23,109,400
Rental property held for investment, net	141,582,421	143,457,948
Property and equipment, net	32,574,537	32,234,701
Other assets	5,986,297	4,717,112

Total assets	$246,995,530	$249,485,058

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,055,203	$1,003,978
Interest payable	2,300,511	2,377,018
Accrued and other liabilities	3,286,268	3,333,875
Current portion of long-term debt	99,920	66,674
Current portion of non-recourse debt	5,411,351	5,105,010

Total current liabilities	12,153,253	11,886,555
Long-term debt—less current portion	306,750	283,126
Non-recourse debt—less current portion	120,346,076	123,135,704
Obligation under lease	34,788,488	34,247,897
Deferred income taxes	33,592,460	34,724,076
Other liabilities	8,929,652	6,442,238
Stockholders' equity	36,878,851	38,765,462

Total liabilities and stockholders' equity	$246,995,530	$249,485,058

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenues:
Casino	$9,161,122	$9,629,403	$17,048,224	$17,815,228
Hotel	668,711	678,061	1,225,452	1,202,423
Food and beverage	2,196,318	2,270,113	4,201,910	4,344,339
Investment properties	3,100,561	368,594	6,201,123	368,594
Other	948,336	1,385,034	1,688,449	2,569,349

Gross revenues	16,075,048	14,331,205	30,365,158	26,299,933
Less casino promotional allowances	(2,047,811)	(2,128,915)	(3,931,917)	(4,083,907)

Net operating revenues	14,027,237	12,202,290	26,433,241	22,216,026

Operating expenses:
Casino	4,280,885	4,580,802	8,668,033	8,912,054
Hotel	175,768	180,496	363,880	353,618
Food and beverage	1,059,584	1,085,952	2,076,278	2,114,323
Other operating expenses	487,041	890,970	1,097,903	1,919,346
Selling, general and administrative	1,203,043	1,382,487	2,461,487	3,117,524
Corporate expenses	859,243	692,758	1,456,845	1,384,281
Utilities and property expenses	1,398,509	1,368,364	2,861,293	2,499,641
Depreciation and amortization	1,845,857	770,641	3,144,074	1,602,144

Total operating expenses	11,309,930	10,952,470	22,129,793	21,902,931

Operating income	2,717,307	1,249,820	4,303,448	313,095
Interest expense	(4,194,134)	(1,422,925)	(8,201,495)	(1,906,291)
Gain on sale of assets	0	0	0	137,238,005
Litigation settlement, net	0	3,693,778	0	3,693,778
Interest income	223,069	757,178	569,766	1,223,348

Income (loss) before income tax (expense) benefit	(1,253,758)	4,277,851	(3,328,281)	140,561,935
Federal income tax (expense) benefit	426,278	(1,454,469)	1,131,616	(47,791,058)

Net income (loss)	(827,480)	2,823,382	(2,196,665)	92,770,877
Dividends accrued on preferred shares	(383,719)	(597,932)	(767,438)	(1,210,372)

Net income (loss) applicable to common shares	$(1,211,199)	$2,225,450	$(2,964,103)	$91,560,505

Average common shares outstanding	6,153,256	6,205,545	6,153,256	6,204,633

Average common and common equivalent shares outstanding	6,763,791	6,829,891	6,763,791	6,823,847

Income (loss) per common share
Basic	$(0.20)	$0.36	$(0.48)	$14.76

Diluted	$(0.20)	$0.33	$(0.48)	$13.42

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Stockholders' Equity

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, October 1, 2001	$61,533	$16,746,586	$57,283,784	$(34,831,966)	$(406,701)	$(87,774)	$38,765,462
Net loss				(2,196,665)			(2,196,665)
Preferred stock dividends accrued, net		767,438		(767,438)			0
Unrealized gain on marketable securities					310,054		310,054

Balances, March 31, 2002	$61,533	$17,514,024	$57,283,784	$(37,796,069)	$(96,647)	$(87,774)	$36,878,851

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31, 2002	Six Months Ended March 31, 2001
Cash flows from operating activities:
Cash and cash equivalents provided by (used in) operations	$1,488,000	$(42,623,725)
Changes in assets and liabilities:
Accounts receivable, net	(53,921)	(6,284,191)
Inventories	(16,705)	216,190
Prepaid expenses and other	(246,235)	1,664,786
Deferred income taxes	(1,131,616)	47,791,058
Other assets	(1,359,718)	(363,338)
Accounts payable	51,225	(1,078,297)
Interest payable	(76,507)	(1,784,560)
Accrued and other liabilities	2,510,754	(3,391,567)

Net cash provided by (used in) operating activities	1,165,277	(5,853,644)

Cash flows from investing activities:
Proceeds of sale of assets	0	207,500,000
Decrease (increase) in restricted cash	661,190	(15,000,000)
Cost and expenses related to sale of assets	0	(3,691,166)
Capital expenditures	(1,485,205)	(68,295,670)
Marketable securities purchased	(3,447,851)	(2,836,390)
Marketable securities sold	594,610	0

Net cash provided by (used in) investing activities	(3,677,256)	117,676,774

Cash flows from financing activities:
Non-recourse debt	0	55,434,006
Obligation under lease	0	32,500,000
Paid on long-term debt	(2,530,010)	(175,256,262)
Paid on note payable—officer	0	(1,500,000)
Minority capital contribution	0	100,000
Preferred stock acquired	0	(238,401)
Stock options exercised	0	8,000
Debt issue costs	0	(3,194,349)

Net cash used in financing activities	(2,530,010)	(92,147,006)

Increase (decrease) in cash and cash equivalents	(5,041,989)	19,676,124
Cash and cash equivalents, beginning of period	16,213,088	6,986,984

Cash and cash equivalents, end of period	$11,171,099	$26,663,108

See the accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation and General Information

        Archon Corporation (the "Company" or "Archon"), is a publicly traded Nevada corporation. The Company's primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. ("PHI") which operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada under long term lease and license agreements. In addition, the Company owns real estate on Las Vegas Boulevard South (the "Strip") and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

        The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

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

        Earnings Per Share.    The Company presents its per share results in accordance with Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period. Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents. The effect of options outstanding was included in diluted calculations during the three and six months ended March 31, 2001 but was not included in diluted calculations during the three and six months ended March 31, 2002 since the Company incurred a net loss. The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 610,535 shares for the three and six months ended March 31, 2002, and by 624,346 and 619,214 shares for the three and six months ended March 31, 2001, respectively.

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

        Reclassifications.    Certain reclassifications have been made in the prior year's unaudited consolidated condensed financial statements to conform to the presentation used in fiscal 2002.

        Recently Issued Accounting Standards.    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements.

3.    Cash and Cash Equivalents

        At March 31, 2002, the Company held cash and cash equivalents of $11.2 million compared to $16.2 million at September 30, 2001. Approximately $3.4 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in connection with the sale/leaseback transactions in December 2000 relating to the Pioneer.

        At March 31, 2002, approximately $1.6 million was held in escrow pursuant to the agreements related to the sale of substantially all of the assets of the Santa Fe Hotel & Casino.

4.    Other Assets

        Included in other assets at March 31, 2002 is $743,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

5.    Related Parties

        The Company has an understanding with Mr. David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay for the costs of commercial development of the technology, and David Lowden has agreed to grant the Company an exclusive perpetual license with respect to the technology. At March 31, 2002, the Company had expended $163,000 for commercial development of the technology.

        In fiscal 2001, the Company purchased for $100,000 Class B member interests in Dukes, LLC, a Nevada limited liability company that is developing a restricted slot operation, restaurant and entertainment facility. Christopher W. Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Dukes. In March 2002, the Board of Directors authorized the Company entering into a casino space lease with Dukes, LLC under which, subject to approval of the Nevada gaming authorities, the Company will operate the casino operations. The casino space lease requires the Company to pay approximately $90,000 per month. The Company will invest approximately $2.5 million in slot and tracking equipment. The Company may terminate the agreement on 48 hours notice.

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

7.    Supplemental Statement of Cash Flows Information

        Supplemental statement of cash flows information for the six month periods ended March 31, 2002 and 2001 is presented below:

	2002	2001
	(Amounts in thousands)
Operating activities:
Cash paid during the period for interest	$8,819	$5,613

Cash paid during the period for income taxes	$0	$120

Investing and financing activities:
Non-recourse debt assumed with the acquisition of investment properties	$0	$77,300

Long-term debt incurred in connection with the acquisition of machinery and equipment	$104	$0

Negative amortization of obligation under lease	$541	$241

Unrealized gain on marketable securities	$310	$0

8.    Segment Information

        The Company's primary operations are in the hotel/casino industry and investment properties. The Company's hotel-casino operations are conducted at the Pioneer in Laughlin, Nevada.

	Six Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Pioneer Hotel
Operating revenues	$19,757	$21,299

Operating income	$1,372	$1,979

Interest expense	$2,373	$2,048

Depreciation and amortization	$975	$1,113

Rents	$768	$570

Corporate expenses	$500	$440

EBITDA(1)	$3,620	$4,125

Interest income	$5	$22

Capital expenditures	$1,364	$330

Identifiable assets(2)	$37,099	$38,100

Investment Properties(3)
Operating revenues	$6,201	$369

Operating income	$4,210	$92

Interest expense	$5,900	$313

Depreciation and amortization	$1,992	$276

Rents	$0	$0

EBITDA(1)	$6,202	$368

Capital expenditures	$0	$145,019

Identifiable assets(2)	$148,428	$150,044

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

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Pioneer Hotel
Operating revenues	$10,545	$11,406

Operating income	$1,487	$1,506

Interest expense	$1,189	$1,145

Depreciation and amortization	$488	$472

Rents	$384	$384

Corporate expenses	$250	$250

EBITDA(1)	$2,607	$2,627

Interest Income	$(2)	$16

Capital expenditures	$1,258	$179

Investment Properties(2)
Operating revenues	$3,101	$369

Operating income	$1,836	$92

Interest expense	$3,042	$313

Depreciation and amortization	$1,265	$276

Rents	$0	$0

EBITDA(1)	$3,101	$368

Capital expenditures	$0	$145,019

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

9.    Subsequent Event

        In May 2002, the Pioneer purchased gaming equipment previously subject to lease for approximately $1.8 million with cash from the restricted cash account. As a result, the rental expense for gaming equipment will decrease by approximately $63,000 per month. In addition, the Company disbursed approximately $400,000 from the restricted cash account for new slot equipment at the Pioneer.

ARCHON CORPORATION

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Result of Operations discusses Archon's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policy, among others, affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

        The Company has recorded a valuation allowance to eliminate its deferred tax assets. The Company has recorded the valuation allowance based upon forecasted losses from its current operations. Realization of the net deferred tax assets is dependent on the Company's ability to generate profits from the sale of long-lived assets. There can be no assurance that the Company will sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, an adjustment to the valuation allowance would increase income in the period in which the profit is realized.

Results of Operations—Six Months Ended March 31, 2002 and 2001

Consolidated

        Net Operating Revenues.    Consolidated net operating revenues for the six months ended March 31, 2002 were $26.4 million, a $4.2 million, or 19.0%, increase from $22.2 million for the same period in the prior fiscal year. The current period includes rental income of $6.2 million from investment properties, compared to $400,000 for the same period in the prior fiscal year. The investment properties were purchased in March 2001. Revenues decreased by $1.5 million to $19.8 million at the Pioneer Hotel and Gambling Hall (the "Pioneer") in the six months ended March 31, 2002 compared to the six months ended March 31, 2001.

        Operating Expenses.    Total operating expenses increased $200,000, or 1.0%, to $22.1 million for the six months ended March 31, 2002 from $21.9 million for the six months ended March 31, 2001. Total operating expenses as a percentage of revenue decreased to 83.7% in the current period ended March 31, 2002 from 98.6% in the prior year period. An increase of $1.7 million in depreciation and amortization expenses to $2.0 million in the 2002 six months period related to the investment properties acquired in March 2001 was offset in part by decreased operating expenses at the Pioneer and SFHI, Inc. ("SFHI"). Pioneer operating expenses decreased by $900,000 or 4.8%. SFHI operating expenses, comprised primarily of general and administrative expenses, decreased $700,000.

        Operating Income.    Consolidated operating income for the six months ended March 31, 2002 was $4.3 million, a $4.0 million improvement from $300,000 for the same period in fiscal 2001. Operating income of $4.2 million is attributable to investment properties compared to $100,000 in the prior year period. Operating income decreased by $600,000 at the Pioneer and operating loss decreased by $700,000 at SFHI.

        Interest Expense.    Consolidated interest expense for the six months ended March 31, 2002 was $8.2 million, a $6.3 million increase compared to $1.9 million in the six months ended March 31, 2001. The increase is due to interest expense related to $132.7 million of non-recourse debt incurred and assumed in the second quarter of fiscal 2001 in connection with the acquisition of two investment properties, as well as the interest expense component of the $33.5 million obligation under lease incurred on December 29, 2000 in connection with the Pioneer sale/leaseback transactions.

        Gain on Sale of Assets.    The Company recorded a $137.2 million gain on the sale of substantially all of the assets of the Santa Fe Hotel & Casino (the "Santa Fe") in the quarter ended December 31, 2000.

        Litigation Settlement, Net.    The Company recorded an approximate $3.7 million net gain from a litigation settlement in the quarter ended March 31, 2001.

        Interest Income.    Interest income for the six months ended March 31, 2002, was $600,000, a decrease of $600,000 from $1.2 million in the prior year's period due to a decrease in cash and cash equivalents available for investment.

        Income (Loss) Before Income Tax.    Consolidated loss before income tax for the six months ended March 31, 2002 was $3.3 million, a $143.9 million decrease compared to income of $140.6 million in the fiscal 2001 period, which was related principally to the gain on sale of the Santa Fe assets and the litigation settlement in the prior year.

        Federal Income Tax.    The Company recorded a federal income tax benefit of $1.1 million in the current six month period, compared to a $47.8 million provision for income taxes in the prior year six month period.

        Preferred Share Dividends.    Dividends of approximately $800,000 and $1.2 million for the six month periods ended March 31, 2002 and 2001, respectively, accrued on the preferred stock. The dividend rate increased to 14% in the 2002 six month period compared to 13% in the 2001 six month period pursuant to the terms of the Certificate of Designations of the preferred stock.

        Net Income (Loss).    Consolidated net loss attributable to common shares was $3.0 million, or $0.48 per common share, in the 2002 period compared to net income attributable to common shares of $91.6 million, or $14.76 per common share, in the prior year period.

Pioneer

        Net Operating Revenues.    Revenues at the Pioneer decreased $1.5 million, or 7.2%, to $19.8 million in the six months ended March 31, 2002 from $21.3 million in the six months ended March 31, 2001.

        Casino revenues decreased $800,000, or 4.3%, to $17.0 million in the six month period ended March 31, 2002 from $17.8 million in the prior year period ended March 31, 2001 due to a continuing decrease in visitor volume. Slot and video poker revenues decreased $800,000, or 4.7%, to $14.8 million in the six months ended March 31, 2002 from $15.6 million in the six months ended March 31, 2001. Other gaming revenues, including table games, remained unchanged at $2.2 million. Casino promotional allowances decreased $200,000, or 3.7%, to $3.9 million in the current period from $4.1 million in the prior year period, related to the decrease in slot and video poker revenues.

        Hotel revenues remained unchanged at approximately $1.2 million for the six months ended March 31, 2002 and 2001, as an increase in occupancy rate to 73.8% from 72.0% in the fiscal year 2002 quarter was offset by an decrease in average daily room rate. Food and beverage revenues decreased $100,000, or 3.3% to $4.2 million in the current period compared to $4.3 million in the prior year period, due to the decrease in visitor volume. Other revenues decreased $800,000, or 40.0%, to $1.2 million in the current period from $2.0 million in the prior year period due to decreased sales in the Pioneer's retail outlets caused by increased competition from retail sales in other casinos in Laughlin.

        Operating Expenses.    Operating expenses decreased $900,000, or 4.8%, to $18.4 million in the six months ended March 31, 2002 from $19.3 million in the six months ended March 31, 2001. Operating expenses as a percentage of revenue increased to 93.1% in the current period from 90.7% in the prior year period.

        Casino expenses decreased $200,000, or 2.7%, to $8.7 million in the six month period ended March 31, 2002 from $8.9 million in the six month period ended March 31, 2001, related to the decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 50.8% in the current period from 50.0% in the prior year period.

        Hotel expenses were unchanged at $400,000 in the six month periods ended March 31, 2002 and 2001. Food and beverage expenses were unchanged at $2.1 million in the six month periods ended March 31, 2002 and 2001. Food and beverage expenses as a percentage of food and beverage revenues increased to 49.4% in the current period from 48.7% in the prior year period. Other expenses decreased $800,000, or 43.3%, to $1.1 million for the current year period compared to $1.9 million for the prior year period; the decrease was related to the lower volume of retail sales. Other expenses as a percentage of other revenues decreased to 89.2% in the current period from 94.3% in the prior year period.

        Selling, general and administrative expenses were relatively unchanged at $2.7 million in the six months ended March 31, 2002 and 2001. Selling, general and administrative expenses as a percentage of revenues increased to 13.9% in the current year period from 12.5% in the prior year period. Utilities and property expenses increased $200,000, or 9.6%, to $2.5 million in the current year period from $2.3 million in the prior year period, primarily due to additional rent expense associated with the lease of gaming equipment that was first leased in January 2001. Utilities and property expenses as a percentage of revenues increased to 12.5% in the current period from 10.6% in the prior year period. Depreciation and amortization expenses decreased $100,000, or 12.4%, to $1.0 million in the current period from $1.1 million in the prior year period, due to the sale of gaming equipment on December 29, 2000.

Results of Operations—Three Months Ended March 31, 2001 and 2000

Consolidated

        Net Operating Revenues.    Consolidated net operating revenues for the three months ended March 31, 2002 were $14.0 million, a $1.8 million, or 15.0%, increase from $12.2 million for the same period in the prior fiscal year. The current period includes rental income of $3.1 million from investment properties, compared to $400,000 for the same period in the prior fiscal year. The investment properties were purchased in March 2001. Revenues decreased by $900,000, or 7.5%, at the Pioneer.

        Operating Expenses.    Total operating expenses increased $300,000, or 3.3%, to $11.3 million for the quarter ended March 31, 2002 from $11.0 million in the quarter ended March 31, 2001. Total operating expenses as a percentage of revenue decreased to 80.6% in the quarter ended March 31, 2002 from 89.8% in the quarter ended March 31, 2001. An increase of $1.0 million in depreciation and amortization expenses to approximately $1.3 million in the current fiscal quarter, related to the investment properties acquired in March 2001, was offset in part by decreased operating expenses at the Pioneer and SFHI. Pioneer operating expenses decreased by $800,000, or 8.5%.

        Operating Income.    Consolidated operating income for the quarter ended March 31, 2002 was $2.7 million, a $1.5 million, or 117.4%, improvement from $1.2 million for the same period in fiscal 2001. Operating income of $1.8 million is attributable to investment properties, compared to $100,000 in the prior year period. Operating income was unchanged at the Pioneer in the two six month periods.

        Interest Expense.    Consolidated interest expense for the quarter ended March 31, 2002 was $4.2 million, a $2.8 million increase compared to $1.4 million in the quarter ended March 31, 2001. The increase is due to interest expense related to $132.7 million of non-recourse debt incurred and assumed in the second quarter of fiscal 2001 in connection with the acquisition of the two investment properties.

        Litigation Settlement, Net.    The Company recorded an approximate $3.7 million net gain from a litigation settlement in the quarter ended March 31, 2001.

        Interest Income.    Interest income for the quarter ended March 31, 2002, was $200,000, a decrease of $600,000 from $800,000 in the prior year's quarter due to a decrease in cash and cash equivalents available for investment.

        Income (Loss) Before Income Tax.    Consolidated loss before income tax for the quarter ended March 31, 2002 was $1.3 million, a $5.6 million decrease compared to income of $4.3 million in the fiscal 2001 quarter. The 2001 period was impacted principally by the litigation settlement described above.

        Federal Income Tax.    The Company recorded a federal income tax benefit of $400,000 in the current quarter, compared to a $1.5 million provision for income taxes in the prior year quarter.

        Preferred Share Dividends.    Dividends of approximately $400,000 and $600,000 for the quarters ended March 31, 2002 and 2001, respectively, accrued on the preferred stock. The dividend rate was 14% in the 2002 period compared to 13% in the 2001 period.

        Net Income (Loss).    Consolidated net loss attributable to common shares was $1.2 million, or $0.20 per common share, in the 2002 period compared to net income attributable to common shares of $2.2 million, or $0.36 per common share, in the prior year period.

Pioneer

        Net Operating Revenues.    Revenues at the Pioneer decreased $900,000, or 7.5%, to $10.5 million in the quarter ended March 31, 2002 from $11.4 million in the quarter ended March 31, 2001.

        Casino revenues decreased $400,000, or 4.9%, to $9.2 million in the quarter ended March 31, 2002 from $9.6 million in the quarter ended March 31, 2001 due to a continuing decrease in visitor volume. Slot and video poker revenues decreased $400,000, or 5.5%, to $8.0 million in the quarter ended March 31, 2002 from $8.4 million in the quarter ended March 31, 2001. Other gaming revenues, including table games, remained unchanged at $1.2 million. Casino promotional allowances decreased $100,000, or 3.8%, to $2.0 million in the quarter ended March 31, 2002 from $2.1 million in the quarter ended March 31, 2001, related to the decrease in slot and video poker revenues.

        Hotel revenues remained unchanged at approximately $700,000 for the quarters ended March 31, 2002 and 2001, as an increase in occupancy rate to 82.4% in the fiscal year 2002 quarter from 81.7% was offset by a decrease in average daily room rate. Food and beverage revenues decreased $100,000, or 3.3% to $2.2 million in the quarter ended March 31, 2002 compared to $2.3 million in the quarter ended March 31, 2001 due to the decrease in visitor volume. Other revenues decreased $400,000, or

40.8%, to $600,000 in the quarter ended March 31, 2002 from $1.0 million in the quarter ended March 31, 2001 due to decreased sales in the Pioneer's retail outlets caused by increased competition from retail sales in other casinos in Laughlin.

        Operating Expenses.    Operating expenses decreased $800,000, or 8.5%, to $9.1 million in the quarter ended March 31, 2002 from $9.9 million in the quarter ended March 31, 2001. Operating expenses as a percentage of revenue decreased to 85.9% in the quarter ended March 31, 2002 from 86.8% in the quarter ended March 31, 2001.

        Casino expenses decreased $300,000, or 6.5%, to $4.3 million in the quarter ended March 31, 2002 compared to $4.6 million in the quarter ended March 31, 2001, primarily due to decreases in casino promotional allowances and payroll costs. Casino expenses as a percentage of casino revenues decreased to 46.7% in the quarter ended March 31, 2002 from 47.6% in the prior year period.

        Hotel expenses were unchanged at $200,000 in the quarters ended March 31, 2002 and 2001. Food and beverage expenses were unchanged at $1.1 million in the quarters ended March 31, 2002 and 2001 despite the decrease in food and beverage revenues. Food and beverage expenses as a percentage of food and beverage revenues increased to 48.2% in the quarter ended March 31, 2002 from 47.8% in the quarter ended March 31, 2001. Other expenses decreased $400,000, or 45.9%, to $500,000 for the quarter ended March 31, 2002 compared to $900,000 for the quarter ended March 31, 2001; the decrease was related to the lower volume of retail sales. Other expenses as a percentage of other revenues decreased to 84.5% in the current year quarter from 92.6% in the prior year quarter.

        Selling, general and administrative expenses decreased $100,000, or 6.6%, to $1.4 million in the quarter ended March 31, 2002 from $1.5 million in the quarter ended March 31, 2001. Selling, general and administrative expenses as a percentage of revenues increased to 13.0% in the quarter ended March 31, 2002 from 12.9% in the quarter ended March 31, 2001. Utilities and property expenses were unchanged at $1.2 million in the quarters ended March 31, 2002 and 2001. Utilities and property expenses as a percentage of revenues increased to 11.4% in the quarter ended March 31, 2002 from 10.8% in the quarter ended March 31, 2001. Depreciation and amortization expenses were unchanged at $500,000 in the quarters ended March 31, 2002 and 2001.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

        Contractual Obligations and Commitments:    The following table summarizes the Company's fiscal year contractual obligations and commitments as of March 31, 2002:

	Fiscal year ended September 30,
	2002	2003	2004	2005 and Thereafter	Total
	(dollars in thousands)
Non-Recourse Debt
Gaithersburg	$520	$1,204	$1,411	$51,389	$54,524
Sovereign	$2,042	$4,530	$5,003	$59,599	$71,174
Obligations under Lease
Pioneer Hotel Inc.	$1,707	$3,415	$3,902	$105,333	$114,357
Long-Term Debt
Building	$24	$53	$61	$164	$302
Other	$11	$5	$0	$0	$16
Operating Leases
Equipment(1)	$382	$764	$764	$191	$2,101
Ground Lease	$386	$772	$772	$57,286	$59,216
Executive Offices	$73	$146	$127	$161	$507
Total	$5,145	$10,889	$12,040	$274,123	$302,197

(1)
In May 2002, the Company purchased for approximately $1.8 million all gaming equipment subject to the equipment leases from the lessor. Subsequent to that purchase, the Company has no outstanding equipment leases.

        Our ability to service our contractual obligations and commitments will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which are beyond our control. In addition, we will be dependent on the continued ability of the tenants in the investment properties in Gaithersburg, Maryland and Dorchester, Massachusetts to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company's non-recourse debt obligations related to the properties.

        As of March 31, 2002, the Company held cash and cash equivalents of $11.2 million compared to $16.2 million at September 30, 2001. Approximately $1.6 million at March 31, 2002 was held in escrow pursuant to the agreements related to the sale of the Santa Fe assets. In addition, the Company had $13.0 million in investment in marketable securities at March 31, 2002. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending March 31, 2003.

        At March 31, 2002, $14.8 million held by SFHI has been pledged to secure SFHI's guaranty of PHI's lease and license obligations. Approximately $4.0 million of the restricted funds may be used for capital expenditures at the Pioneer and acquisition of real property and equipment under lease at the Pioneer.

        Cash Flow from Operating Activities.    The Company's cash provided by operations was $1.2 million for the six months ended March 31, 2002 as compared to cash used in operations of $5.9 million for same period in the prior year. In the prior year, cash was used to pay off accounts payable, interest payable and other liabilities in connection with the Santa Fe asset sale.

        Cash Flow from Investing Activities.    Cash used in investing activities was $3.7 million during the six months ended March 31, 2002, compared to cash provided by investing activities of $117.7 million during the six-months ended March 31, 2001. In the current period, the Company invested an additional $2.9 million, net, in marketable securities and made approximately $1.5 million in capital expenditures. These uses of cash were offset in part by a decrease of $700,000, net of interest income, in the restricted cash accounts. Cash provided by investing activities in the six month period ended March 31, 2001 includes proceeds received in October 2000 from the sale of substantially all of the Santa Fe assets for total consideration of $205.0 million. The proceeds were offset in part by $67.7 million used in the acquisition of investment properties. In December 2000, pursuant to contractual restrictions entered into in connection with the December 2000 sale/leaseback of the Pioneer (the "Pioneer Transactions"), $15.0 million of cash was restricted in use. See "Pioneer Transactions."

        Cash Used in Financing Activities.    Cash used in financing activities was $2.5 million in the six month period ended March 31, 2002 compared to $92.1 million during the same period in 2001. In the current period, the Company repaid $2.3 million of non-recourse long-term debt. In the six month period ended March 31, 2001, the Company used approximately $175.2 million of the proceeds from the sale of substantially all of the Santa Fe assets to retire substantially all of the Company's then-outstanding debt. This use was offset in part by (i) cash proceeds of $32.5 million from the creation of the obligation under lease attributable to the Pioneer Transactions in December 2000, and (ii) the issuance in March 2001 of $55.4 million of non-recourse first mortgage indebtedness in connection with the acquisition of an investment property. The Company incurred an aggregate $3.2 million of costs in conjunction with issuing the $55.4 million of non-recourse debt and assuming $77.3 million principal amount of non-recourse debt in connection with the acquisition of another investment property.

        The Company's primary sources of cash are cash flow from the Pioneer operations and from interest income on available cash and cash equivalents and investments in marketable securities. Rental income from the Company's two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. Sahara Las Vegas Corp. ("SLVC"), an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs. The lease may be terminated at any time by SLVC; however, if it is terminated prior to 2004, SLVC has agreed to pay a loan owed by the tenant. The loan, which amortizes over the remaining life of the lease, had an outstanding balance of $2.4 million as of March 31, 2002.

        The Company's primary use of funds is for Pioneer operations as well as costs of executive and administrative personnel, and administrative functions and costs to explore development opportunities.

Pioneer Transactions

        Results of operations at the Pioneer for the three and six month periods ended March 31, 2002 generated earnings before interest, taxes, depreciation and amortization, rents, corporate expenses and other non-recurring charges plus interest income ("EBITDA") of $2.6 million and $3.6 million, respectively, compared to $2.6 million and $4.1 million of EBITDA in the same periods in 2001. The EBITDA margin decreased to 18.3% in the six months ended March 31, 2002 from 19.4% for the six months ended March 31, 2001, and increased to 24.7% in the three months ended March 31, 2002 from 23.0% for the three months ended March 31, 2001. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles, and it is included to provide additional information with respect to the ability of PHI to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of Pioneer's ability to fund its cash needs, management believes that EBITDA is a useful tool for measuring the ability of Pioneer to service its debt and obligation under lease. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

        PHI's principal uses of cash are for payments of obligations under lease, rents, capital expenditures to maintain the facility and, to the extent permitted to be paid, the management fee payable to the Company. Rent expense was approximately $800,000 and $600,000, respectively, in the six month periods ended March 31, 2002 and 2001, respectively. Rent expense increased in January 2001 as a result of the lease and license agreements related to the creation of the obligation under lease in the Pioneer Transactions completed on December 30, 2000. Capital expenditures at the Pioneer in fiscal 2002 are expected to be approximately $5.0 million, which includes approximately $1.8 million that will be used for the new slot tracking system and $2.0 million that was used in May 2002 to purchase gaming equipment under lease. Capital expenditures will be funded primarily from the restricted cash account.

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

        Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on paying management fees to Archon, competing in the Laughlin, Nevada area and paying dividends with respect to the Archon preferred stock. In addition, Archon agreed to maintain consolidated liquidity (as defined in the agreements relating to the Pioneer Transactions) of not less than $25 million. Archon has agreed to forgo all or a portion of the management fees payable by PHI if PHI's ratio of operating cash flow to fixed charges falls below 1.20 to 1.00. Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash to restricted cash accounts in the event PHI's ratio of fixed charges to operating cash flow falls below 1.00 to 1.00 during any rolling four quarter period, calculated on a quarterly basis.

        Specifically, if the ratio of fixed charges to operating cash flow is less than 1.00 to 1.00 for any four quarter period ending on or before December 31, 2003, Archon will be obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charge coverage ratio is less than 1.00 to 1.00 for three consecutive quarters during that period, deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease. With respect to four quarter periods ending after December 31, 2003, if the fixed charge ratio requirement is not met, Archon will be required to make a capital contribution in the amount of the deficiency and an additional cash payment to the restricted cash account based upon a specified percentage of the stipulated loss value set forth in the lease. Notwithstanding the foregoing, if the fixed charge coverage ratio is less than 1.00 to 1.00 for four consecutive quarters and the fourth consecutive quarter ends after the quarter ending December 31, 2003, Archon will not be permitted to cure the deficiency. If Archon fails to make any required payments or is not permitted to cure a deficiency with respect to quarters ending after the quarter ending December 31, 2002, an event of default will occur under the lease.

        Pursuant to the agreements relating to the Pioneer Transactions, Archon would have been required to make capital contributions aggregating approximately $400,000 as of a result of PHI's fixed charge ratios for the four quarters ended December 31, 2001 and March 31, 2002. The ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 was 0.93 to 1.00, and for the four quarters ended March 31, 2002 was 0.92 to 1.00. However, in May 2002, the Company completed the purchase, for approximately $1.8 million, of leased gaming equipment with cash from the restricted cash account. The elimination of the rent payments will reduce fixed charges in future periods. Giving effect to the gaming equipment purchase as if it has occurred at the beginning of the relevent four quarter period, on a pro forma basis PHI's ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.045 to 1.00, respectively. Archon has advised the Purchaser that it is not making any capital contributions to PHI for the four quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charge ratios giving effect to the May 2002 purchase of leased gaming equipment. The Company may be required to make capital contributions with respect to those periods if the Purchaser does not agree with the Company's right to calculate the ratios on a pro forma basis.

        The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI between the end of the third and seventh years, at purchase price amounts ranging between $35.5 million and $38.7 million, which, as of the date of the agreements, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value.

Preferred Stock

        The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends. The Company has accrued the semi-annual preferred stock dividends since October 1, 1996. The dividend rate per annum was 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate began increasing by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. In April 2002, the dividend rate increased to 14.5%. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of March 31, 2002, the aggregate liquidation preference of the preferred stock was $17.5 million, or $3.42 per share.

        Pursuant to the Certificate of Designations of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. The agreements relating to the Pioneer Transactions contain provisions restricting the payment of dividends on the preferred stock. In December 2000, the Board of Directors of the Company authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $500,000. In March 2002, the Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $1.5 million. As of May 9, 2002, the Company has purchased 276,627 shares of preferred stock for $452,232 under this program.

Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement

also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements.

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

ARCHON CORPORATION

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        None

Item 2—Changes in Securities

        None

Item 3—Defaults Upon Senior Securities

        The Company has outstanding redeemable exchangeable cumulative preferred stock ("Preferred Stock"). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was 8% of $2.14 for each share of preferred stock until September 30, 1998, after which dividend rate began increasing by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 14.5% per share effective April 1, 2002. The accrued stock dividends have been recorded as an increase to the Preferred Stock account. As of March 31, 2002, the aggregate liquidation preference of the Preferred Stock was $17.5 million, or $3.42 per share.

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 5—Other Information

        None

Item 6—Exhibits and Reports on Form 8-K

        Exhibits

        None

        Reports on Form 8-K

        On April 11, 2002, the Company filed a Current Report on Form 8-K under Item 5, Other Events and Regulation FD Disclosure, with respect to an authorization of an increase in the Company's preferred stock repurchase program.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ARCHON CORPORATION, Registrant

	By:	/s/ THOMAS K. LAND Thomas K. Land, Chief Financial Officer

Dated: May 9, 2002

QuickLinks

ARCHON CORPORATION INDEX
Archon Corporation and Subsidiaries Consolidated Condensed Balance Sheets (Unaudited)
Archon Corporation and Subsidiaries Consolidated Condensed Statements of Operations (Unaudited)
Archon Corporation and Subsidiaries Consolidated Condensed Statements of Stockholders' Equity (Unaudited)
Archon Corporation and Subsidiaries Consolidated Condensed Statements of Cash Flows (Unaudited)
ARCHON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
ARCHON CORPORATION
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. MARKET RISK DISCLOSURE
ARCHON CORPORATION PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES