Form 10-Q
period 2002-06-30
ARCHON CORP
filed 2002-08-14
CIK 812482

SECURITIES AND EXCHANGE COMMISSION\

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to              .

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

6,221,431 as of August 14, 2002

ARCHON CORPORATION

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,516,620	$16,213,088
Investment in marketable securities	12,998,297	9,816,079
Restricted cash	12,383,891	15,506,855
Accounts receivable, net	350,101	3,186,262
Inventories	296,638	274,043
Prepaid expenses and other	1,145,623	969,570

Total current assets	36,691,170	45,965,897

Land held for development	23,109,400	23,109,400

Rental property held for investment, net	140,789,449	143,457,948

Property and equipment, net	34,353,036	32,234,701

Other assets	6,303,734	4,717,112

Total assets	$241,246,789	$249,485,058

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,040,768	$1,003,978
Interest payable	214,619	2,377,018
Accrued and other liabilities	2,891,222	3,333,875
Current portion of long-term debt	96,539	66,674
Current portion of non-recourse debt	5,681,889	5,105,010

Total current liabilities	9,925,037	11,886,555

Long-term debt — less current portion	285,684	283,126

Non-recourse debt — less current portion	117,721,419	123,135,704

Obligation under lease	35,072,222	34,247,897

Deferred income taxes	34,724,076	34,724,076

Other liabilities	10,226,790	6,442,238

Stockholders’ equity	33,291,561	38,765,462

Total liabilities and stockholders’ equity	$241,246,789	$249,485,058

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Casino	$6,345,538	$8,038,720	$23,393,762	$25,853,948
Hotel	770,796	730,428	1,996,248	1,932,851
Food and beverage	1,928,230	2,130,227	6,130,140	6,474,566
Investment properties	3,100,562	3,768,213	9,301,685	4,136,807
Other	682,320	931,510	2,370,769	3,500,859
Gross revenues	12,827,446	15,599,098	43,192,604	41,899,031
Less casino promotional allowances	(1,444,555)	(1,809,215)	(5,376,472)	(5,893,122)
Net operating revenues	11,382,891	13,789,883	37,816,132	36,005,909

Operating expenses:
Casino	3,775,549	4,265,805	12,443,582	13,177,859
Hotel	243,435	244,557	607,315	598,175
Food and beverage	1,105,955	1,288,275	3,182,233	3,402,598
Other operating expenses	470,828	794,626	1,568,731	2,713,972
Selling, general and administrative	1,141,967	1,365,395	3,603,454	4,482,919
Corporate expenses	732,843	693,509	2,189,688	2,077,790
Utilities and property expenses	1,397,490	1,497,230	4,258,783	3,996,871
Depreciation and amortization	1,442,938	1,293,735	4,587,012	2,895,879
Total operating expenses	10,311,005	11,443,132	32,440,798	33,346,063
Operating income	1,071,886	2,346,751	5,375,334	2,659,846
Interest expense	(3,983,272)	(5,016,496)	(12,184,767)	(6,922,787)
Gain on sale of assets	0	0	0	137,238,005
Litigation settlement, net	0	(319,296)	0	3,374,482
Interest income	360,293	406,544	930,059	1,629,892
Income (loss) before income tax (expense) benefit	(2,551,093)	(2,582,497)	(5,879,374)	137,979,438
Federal income tax (expense) benefit	(1,131,616)	878,049	0	(46,913,009)
Net income (loss)	(3,682,709)	(1,704,448)	(5,879,374)	91,066,429
Dividends accrued on preferred shares	(397,116)	(378,747)	(1,164,554)	(1,589,119)
Net income (loss) applicable to common shares	$(4,079,825)	$(2,083,195)	$(7,043,928)	$89,477,310
Average common shares outstanding	6,192,213	6,206,856	6,166,242	6,205,374
Average common and common equivalent shares outstanding	6,764,934	6,829,891	6,764,172	6,825,862
Income (loss) per common share
Basic	$(0.66)	$(0.34)	$(1.14)	$14.42
Diluted	$(0.66)	$(0.34)	$(1.14)	$13.11

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2001	$61,533	$16,746,586	$57,283,784	$(34,831,966)	$(406,701)	$0	$(87,774)	$38,765,462

Net loss				(5,879,374)				(5,879,374)

Preferred stock dividends accrued, net		1,164,554		(1,164,554)				0

Preferred stock purchased		(13,544)	5,950					(7,594)

Stock options exercised	681		73,062			(73,743)		0

Unrealized gain on marketable securities					413,067			413,067

Balances, June 30, 2002	$62,214	$17,897,596	$57,362,796	$(41,875,894)	$6,366	$(73,743)	$(87,774)	$33,291,561

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2002	Nine Months Ended June 30, 2001
Cash flows from operating activities:
Cash and cash equivalents used in operations	$(468,038)	$(40,591,788)
Changes in assets and liabilities:
Accounts receivable, net	2,836,161	885,026
Inventories	(22,595)	207,975
Prepaid expenses and other	(176,053)	1,755,905
Deferred income taxes	0	46,835,014
Other assets	(1,715,637)	(493,398)
Accounts payable	36,790	(1,117,200)
Interest payable	(2,162,399)	(3,847,329)
Accrued and other liabilities	3,444,889	(3,443,876)

Net cash provided by operating activities	1,773,118	190,329

Cash flows from investing activities:
Proceeds of sale of assets	0	207,500,000
Decrease (increase) in restricted cash	3,122,964	(15,368,287)
Cost and expenses related to sale of assets	0	(3,691,166)
Capital expenditures	(3,907,230)	(68,601,172)
Marketable securities purchased	(3,876,930)	(7,165,401)
Marketable securities sold	1,107,779	0

Net cash provided by (used in) investing activities	(3,553,417)	112,673,974

Cash flows from financing activities:
Non-recourse debt	0	55,434,006
Obligation under lease	0	32,500,000
Paid on debt	(4,908,575)	(177,381,432)
Paid on note payable — officer	0	(1,500,000)
Minority capital contribution	0	100,000
Capital stock acquired	(7,594)	(5,704,120)
Stock options exercised	0	8,000
Debt issue costs	0	(3,194,349)

Net cash used in financing activities	(4,916,169)	(99,737,895)

Increase (decrease) in cash and cash equivalents	(6,696,468)	13,126,408

Cash and cash equivalents, beginning of period	16,213,088	6,986,984

Cash and cash equivalents, end of period	$9,516,620	$20,113,392

See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”), is a publicly traded Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada under long term lease and license agreements.  In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made.  The results for the three and nine-month periods are not necessarily indicative of results to be expected for the full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and December 31, 2001.

2.             Summary of Significant Accounting Policies

Principles of Consolidation.  The accompanying unaudited condensed consolidated financial statements include the accounts of Archon and its wholly-owned subsidiaries.  Amounts representing the Company’s investment in less than majority–owned companies in which a significant equity ownership interest is held are accounted for on the equity method.  All material intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share.  The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”).  SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share.  Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period.  Diluted per share amounts are computed by dividing net income (loss) by average shares outstanding plus the dilutive net income (loss) by average shares outstanding plus the dilutive effect of common share equivalents.  The effect of options outstanding was included in diluted calculations during the nine months ended June 30, 2001 but was not included in diluted calculations during the three and nine months ended June 30, 2002 and the three months ended June 30, 2001 since the Company incurred a net loss in those periods.  The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 572,721 and 597,930 shares for the three and nine months ended June 30, 2002, and by 623,035 and 620,488 shares for the three and nine months ended June 30, 2001, respectively.

Estimates and Assumptions.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, certain other estimated liabilities and valuation reserves and estimated cash flows in assessing the recoverability of long–lived assets.  Actual results may differ from estimates.

Reclassifications.  Certain reclassifications have been made in the prior year’s unaudited condensed consolidated financial statements to conform to the presentation used in fiscal 2002.

Recently Issued Accounting Standards.  In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94–3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company has determined that SFAS No. 146 will not have a material impact on its financial position and results of operations.

3.             Cash and Cash Equivalents

At June 30, 2002, the Company held cash and cash equivalents of $9.5 million compared to $16.2 million at September 30, 2001.  Approximately $2.2 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in connection with the sale/leaseback transactions in December 2000 relating to the Pioneer.

At June 30, 2002, approximately $1.6 million was held in escrow pursuant to the agreements related to the sale of substantially all of the assets of the Santa Fe Hotel & Casino.

4.             Property and Equipment, net

In May 2002, the Pioneer purchased gaming equipment previously subject to lease for approximately $2.1 million, $1.8 million of which was released from the restricted cash account.  As a result, the rental expense for gaming equipment decreased by approximately $63,000 per month subsequent to April 30, 2002.  In addition, the Company used approximately $1.0 million from the restricted cash account for partial payment for a slot tracking system at the Pioneer and approximately $400,000 from the restricted cash account for additional capital expenditures at the Pioneer, including the purchase of new slot equipment.

5.             Other Assets

Included in other assets at June 30, 2002 is $900,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement.  The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any.  The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%.  J & J Mortgage is owned by LICO, which in turn is wholly–owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company.  John W. Delaney, a director of the Company, is the president of J & J Mortgage.

6.             Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent.  The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent.  David Lowden has granted the Company an exclusive five-year license in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms.  The Company also has an understanding with David Lowden that it will pay for the costs of commerical development of the technology.  At June 30, 2002, the Company had expended $245,000 for commercial development of the technology.

In fiscal 2001, the Company purchased for $100,000 Class B member interests in Dukes, LLC, a Nevada limited liability company (“Dukes”) that is developing a restricted slot operation, restaurant and entertainment facility.  Christopher W. Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Dukes.  The Company entered into a casino space lease with Dukes under which, subject to approval of the Nevada gaming authorities, the Company would have operated the casino operations the Dukes facility upon commencement of operations.  However, the Company has provided notice of termination of the lease in accordance with the terms of the lease. The Company is negotiating with Dukes regarding the terms , if any on which Company will operate all or a portion of the Dukes facility or otherwise invest in. or provide funding to Dukes.

See Note 5 for information regarding transactions between the Company and J & J Mortgage.

In May 2002, the Company issued 68,175 shares of common stock to a former officer of the Company upon the former officer’s exercise of outstanding stock options.  In connection with the option exercise, the Company loaned the former officer $73,743 to fund substantially all of the option exercise price.  The loan, which is due in January 2008, is included in stock subscriptions receivable in the equity section of the accompanying condensed consolidated financial statements.

7.             Federal Income Tax

The operating losses incurred by the Company through the third quarter of fiscal 2002 are substantially higher than forecasted by management at the beginning of the fiscal year, and exceed any projected gains or income from transactions expected to occur in the current or next fiscal year.  As such, the Company has reversed the income tax benefit of approximately $1.1 million recorded for the first two quarters of fiscal 2002 in the quarter ended June 30, 2002.

8.             Contingencies

Local Joint Executive Board et al.  The Company is the defendant in a pending action titled Local Joint Executive Board et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH.  The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act (“WARN Act”), by improperly providing notification of the closing of the Santa Fe Hotel and Casino.  The plaintiffs seek damages in the amount provided for by the statute.  The plaintiffs filed a motion for class certification, and the Company stipulated to the certification.  On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety.  Plaintiffs filed a memorandum in opposition to defendant’s motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid.  On February 1, 2002 a hearing was held on the motions and the court denied both the plaintiffs’ and Archon’s motions for summary judgment.  However, the court subsequently narrowed the scope of the case, which is currently set for trial in October 2002.  Pre-trial preparation is in process by the Company.

9.             Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the nine month periods ended June 30, 2002 and 2001 is presented below:

	Nine Months Ended June 30,
	2002	2001
	(Amounts in thousands)
Operating activities:
Cash paid during the period for interest	$11,438	$9,426

Cash paid during the period for income taxes	$0	$198

Investing and financing activities:
Non-recourse debt assumed with the acquisition of investment properties	$0	$77,255
Long-term debt incurred in connection with the acquisition of machinery and equipment	$104	$0
Negative amortization of obligation under lease	$824	$490
Unrealized gain on marketable securities	$413	$0

10.           Segment Information

The Company’s operations are in the hotel/casino industry and investment properties.  The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada.  The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland, which were acquired in March 2001.  “Other & Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Set forth below is financial information for the segments in which the Company operates for the three and nine–month periods ended June 30, 2001 and 2002.

	Nine Months Ended June 30,
	2002	2001
	(Dollars in thousands)
Pioneer Hotel
Operating revenues	$27,933	$31,258
Operating income	901	2,066
Interest expense	3,562	3,207
Depreciation and amortization	1,482	1,591
Rents	1,098	954
Corporate expenses	750	690
Interest income	11	51
EBITDA (1)	4,242	5,352
Capital expenditures	3,699	463
Identifiable assets (2)	37,908	37,563

Investment Properties (3)
Operating revenues	9,302	4,137
Operating income	6,459	3,129
Interest expense	8,731	4,207
Depreciation and amortization	2,842	1,008
EBITDA (1)	9,301	4,137
Capital expenditures	0	145,019
Identifiable assets (2)	144,736	147,209

Other & Eliminations
Operating revenues	581	611
Operating loss	(1,985)	(2,535)
Interest expense	(108)	(491)
Depreciation and amortization	263	297
Corporate expenses	1,440	1,388
Interest income	919	1,579
EBITDA (1)	638	729
Capital expenditures	312	382
Identifiable assets (2)	58,603	65,203

Total
Operating revenues	37,816	36,006
Operating income	5,375	2,660
Interest expense	12,185	6,923
Depreciation and amortization	4,587	2,896
Rents	1,098	954
Corporate expenses	2,190	2,078
Interest income	930	1,630
EBITDA (1)	14,181	10,218
Capital expenditures	4,011	145,864
Identifiable assets (2)	241,247	249,975

(1)                                  EBITDA represents earnings before interest, taxes, depreciation and amortization, rents and corporate expenses plus interest income.  The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(2)                                  Identifiable assets represent total assets less elimination for intercompany items.

(3)                                  During fiscal 2001, the Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.  The payments received under lease agreements with respect to both properties are applied to debt service payments on non–recourse indebtedness secured by the respective properties.

	Three Months Ended June 30,
	2002	2001
	(Dollars in thousands)
Pioneer Hotel
Operating revenues	$8,176	$9,959
Operating income (loss)	(472)	86
Interest expense	1,190	1,159
Depreciation and amortization	507	478
Rents	331	384
Corporate expenses	250	250
Interest income	6	28
EBITDA (1)	622	1,227
Capital expenditures	2,335	133
Identifiable assets (2)	37,908	37,563

Investment Properties (3)
Operating revenues	3,101	3,768
Operating income	2,250	3,037
Interest expense	2,831	3,894
Depreciation and amortization	851	732
EBITDA (1)	3,101	3,769
Capital expenditures	0	0
Identifiable assets (2)	144,736	147,209

Other & Eliminations
Operating revenues	106	63
Operating loss	(706)	(776)
Interest expense	(38)	(37)
Depreciation and amortization	85	84
Corporate expenses	483	444
Interest income	354	379
EBITDA (1)	216	128
Capital expenditures	87	172
Identifiable assets (2)	58,603	65,203

Total
Operating revenues	11,383	13,790
Operating income	1,072	2,347
Interest expense	3,983	5,016
Depreciation and amortization	1,443	1,294
Rents	331	384
Corporate expenses	733	694
Interest income	360	407
EBITDA (1)	3,939	5,124
Capital expenditures	2,422	305
Identifiable assets (2)	241,247	249,975

(1)                                  EBITDA represents earnings before interest, taxes, depreciation and amortization, rents and corporate expenses plus interest income.  The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(2)                                  Identifiable assets represent total assets less elimination for intercompany items.

(3)                                  During fiscal 2001, the Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.  The payments received under lease agreements with respect to both properties are applied to debt service payments on non–recourse indebtedness secured by the respective properties.

ARCHON CORPORATION

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Archon’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policy, among others, affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

The Company has recorded a valuation allowance to eliminate its deferred tax assets.  The Company has recorded the valuation allowance based upon forecasted losses from its current operations.  Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or the sale of long-lived assets.  There can be no assurance that the Company will sell those assets or will generate profits from sales if they were to occur in the future.  In the event the Company does generate profits from sales of long-lived assets in the future, an adjustment to the valuation allowance would increase income in the period in which the profit is realized.

Results of Operations — Nine Months Ended June 30, 2002 and 2001

Consolidated

Net Operating Revenues.  Consolidated net operating revenues for the nine months ended June 30, 2002 were $37.8 million, a $1.8 million, or 5.0%, increase from $36.0 million for the same period in the prior fiscal year.  The current period includes rental income of $9.3 million from investment properties, compared to $4.1 million for the same period in the prior fiscal year.  The investment properties were purchased in March 2001.  Revenues decreased by $3.3 million to $27.9 million at the Pioneer Hotel and Gambling Hall (the “Pioneer”) in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

Operating Expenses.  Total operating expenses decreased $900,000, or 2.7%, to $32.4 million for the nine months ended June 30, 2002 from $33.3 million for the nine months ended June 30, 2001.  Total operating expenses as a percentage of revenue decreased to 85.8% in the current period ended June 30, 2002 from 92.6% in the prior year period.  An increase of $1.7 million in depreciation and amortization expenses to $4.6 million in the 2002 nine-month period related to the investment properties acquired in March 2001 was offset in part by decreased operating expenses at the Pioneer and SFHI, Inc. (“SFHI”).  Pioneer operating expenses decreased by $2.2 million or 7.4%.  SFHI operating expenses, comprised primarily of general and administrative expenses, decreased $700,000.

Operating Income.  Consolidated operating income for the nine months ended June 30, 2002 was $5.4 million, a $2.7 million increase from $2.7 million for the same period in fiscal 2001.  Operating income of $6.5 million in the 2002 period is attributable to investment properties compared to $3.1 million in the prior year period.  The lower operating income in the 2001 period is primarily due to the fact that the Company acquired the investment properties in March 2001.  Operating income decreased by $1.2 million at the Pioneer and operating loss decreased by $400,000 at SFHI.

Interest Expense.  Consolidated interest expense for the nine months ended June 30, 2002 was $12.2 million, a $5.3 million increase compared to $6.9 million in the nine months ended June 30, 2001.  The increase is due to interest expense related to $132.7 million of non-recourse debt incurred and assumed in the second quarter of fiscal 2001 in connection with the acquisition of two investment properties, as well as the interest expense component of the $33.5 million obligation under lease incurred on December 29, 2000 in connection with the Pioneer sale/leaseback transactions.

Gain on Sale of Assets.  The Company recorded a $137.2 million gain on the sale of substantially all of the assets of the Santa Fe Hotel & Casino (the “Santa Fe”) in the quarter ended December 31, 2000.

Litigation Settlement, Net.  The Company recorded an approximate $3.4 million net gain from a litigation settlement in the nine months ended June 30, 2001.

Interest Income.  Interest income for the nine months ended June 30, 2002, was $900,000, a decrease of $700,000 from $1.6 million in the prior year’s period due to a decrease in cash and cash equivalents available for investment and lower returns on investment.

Income (Loss) Before Income Tax.  Consolidated loss before income tax for the nine months ended June 30, 2002 was $5.9 million, a $143.9 million decrease compared to income of $138.0 million in the fiscal 2001 period, which was related principally to the gain on sale of the Santa Fe assets and the litigation settlement in the prior year.

Federal Income Tax.  The Company recorded no federal income tax benefit in the current nine-month period, compared to a $46.9 million provision for income taxes in the prior year nine-month period.  The operating losses incurred by the Company through the third quarter of fiscal 2002 are substantially higher than forecasted by management at the beginning of the fiscal year, and exceed any projected gains or income from transactions expected to occur in the current or next fiscal year.  As such, the Company has reversed the income tax benefit of approximately $1.1 million recorded for the first two quarters of fiscal 2002 in the quarter ended June 30, 2002.

Preferred Share Dividends.  Dividends of approximately $1.2 million and $1.6 million for the nine month periods ended June 30, 2002 and 2001, respectively, accrued on the preferred stock.

The dividend rate increased to 14.5% effective April 1, 2002 from 14.0% beginning on October 1, 2001.  The dividend rate increases by 50 basis points on each October 1 and April 1, up to a maximum dividend rate of 16%, in accordance with the terms of the Certificate of Designations of the preferred stock.

Net Income (Loss).  Consolidated net loss attributable to common shares was $7.0 million, or $1.14 per common share, in the 2002 period compared to net income attributable to common shares of $89.5 million, or $14.42 per common share, in the prior year period.

Pioneer

Net Operating Revenues.  Revenues at the Pioneer decreased $3.3 million, or 10.6%, to $27.9 million in the nine months ended June 30, 2002 from $31.2 million in the nine months ended June 30, 2001.

Casino revenues decreased $2.5 million, or 9.5%, to $23.4 million in the nine month period ended June 30, 2002 from $25.9 million in the nine month period ended June 30, 2001 due to a continuing decrease in visitor volume in the Laughlin market, which management believes is due to expansion of Native American gaming facilities in Southern California, Arizona and New Mexico.  Slot and video poker revenues decreased $2.4 million, or 10.7%, to $20.3 million in the nine months ended June 30, 2002 from $22.7 million in the nine months ended June 30, 2001.  Other gaming revenues, including table games, remained unchanged at approximately $3.1 million.  Casino promotional allowances decreased $500,000, or 8.8%, to $5.4 million in the current period from $5.9 million in the prior year period, related to the decrease in slot and video poker revenues.

Hotel revenues were relatively unchanged at $2.0 million for the nine months ended June 30, 2002 compared to $1.9 million for the nine months ended June 30, 2001, as an increase in occupancy rate to 75.0% from 73.4% in the fiscal year 2002 period was partially offset by a decrease in the average daily room rate.  Food and beverage revenues decreased $400,000, or 5.3% to $6.1 million in the current period compared to $6.5 million in the prior year period, due to the decrease in visitor volume.  Other revenues decreased $1.1 million, or 38.1%, to $1.8 million in the current period from $2.9 million in the prior year period due to decreased sales in the Pioneer’s retail outlets caused by increased competition from retail sales in other casinos in Laughlin.

Operating Expenses.  Operating expenses decreased $2.2 million, or 7.4%, to $27.0 million in the nine months ended June 30, 2002 from $29.2 million in the nine months ended June 30, 2001.  Operating expenses as a percentage of revenue increased to 96.8% in the current period from 93.4% in the prior year period.

Casino expenses decreased $700,000, or 5.6%, to $12.4 million in the nine-month period ended June 30, 2002 from $13.1 million in the nine-month period ended June 30, 2001, related to the decrease in casino promotional allowances.  Casino expenses as a percentage of casino revenues increased to 53.2% in the current period from 51.0% in the prior year period.

Hotel expenses were unchanged at $600,000 in the nine-month periods ended June 30, 2002 and 2001.  Food and beverage expenses decreased $200,000, or 6.5%, to $3.2 million from $3.4 million, related to the decrease in food and beverage revenues.  Food and beverage expenses as a percentage of food and beverage revenues decreased to 51.9% in the current period from 52.6% in the prior year period.  Other operating expenses decreased $1.2 million, or 42.6%, to $1.5 million for the current year period compared to $2.7 million for the prior year period, related to the lower volume of retail sales.  Other operating expenses as a percentage of other revenues decreased to 86.5% in the current period from 93.4% in the prior year period.

Selling, general and administrative expenses were unchanged at $4.1 million in the nine months ended June 30, 2002 and 2001.  Selling, general and administrative expenses as a percentage of revenues increased to 14.7% in the current year period from 13.2% in the prior year period.  Utilities and property expenses increased $100,000, or 2.5%, to $3.7 million in the current year period from $3.6 million in the prior year period, primarily due to additional rent expense associated with the lease of gaming equipment that was leased from January 2001 through April 2002.  Utilities and property expenses as a percentage of revenues increased to 13.2% in the current period from 11.5% in the prior year period.  Depreciation and amortization expenses decreased $100,000, or 6.9%, to $1.5 million in the current period from $1.6 million in the prior year period, due to the sale of gaming equipment on December 29, 2000.  The gaming equipment was repurchased in May 2002, which will result in an increase in depreciation and amortization expense in future periods.

Results of Operations — Three Months Ended June 30, 2002 and 2001

Consolidated

Net Operating Revenues.  Consolidated net operating revenues for the three months ended June 30, 2002 were $11.4 million, a $2.4 million, or 17.5%, decrease from $13.8 million for the same period in the prior fiscal year.  The current period includes rental income of $3.1 million from investment properties, compared to $3.8 million for the same period in the prior fiscal year as a result of a portion of March 2001 revenues being recorded in the June 2001 quarter after the Company's acquisition of the investment properties in March 2001.  Revenues decreased by $1.8 million, or 17.9%, at the Pioneer.

Operating Expenses.  Total operating expenses decreased $1.1 million, or 9.9%, to $10.3 million for the quarter ended June 30, 2002 from $11.4 million in the quarter ended June 30, 2001.  Total operating expenses as a percentage of revenue increased to 90.6% in the quarter ended June 30, 2002 from 83.0% in the quarter ended June 30, 2001.  Pioneer operating expenses decreased by $1.3 million, or 12.4%.

Operating Income.  Consolidated operating income for the quarter ended June 30, 2002 was $1.1 million, a $1.2 million, or 54.3% decrease from $2.3 million for the same period in fiscal 2001.  Operating income of $2.2 million is attributable to investment properties, compared to $3.0 million in the prior year period, as a result of a portion of March 2001 income being recorded in the June 2001 quarter after the Company’s acquisition of the investment properties in March 2001.  Operating income decreased $600,000 at the Pioneer.

Interest Expense.  Consolidated interest expense for the quarter ended June 30, 2002 was $4.0 million, a $1.0 million decrease compared to $5.0 million in the quarter ended June 30, 2001.  The current period includes interest expense of $2.8 million with respect to the non–recourse debt related to the investment properties, compared to $3.9 million for the same period in the prior fiscal year, as a result of a portion of March 2001 interest expense being recorded in the June

2001 quarter after the Company’s acquisition of the investment properties in March 2001.

Interest Income.  Interest income was $360,000 in the 2002 quarter compared to $400,000 in the 2001 quarter due to a decrease in cash and cash equivalents available for investment and lower returns on investments.

Loss Before Income Tax.  Consolidated loss before income tax was $2.6 million for the quarters ended June 30, 2002 and 2001.

Federal Income Tax.  The operating losses incurred by the Company through the third quarter of fiscal 2002 are substantially higher than forecasted by management at the beginning of the fiscal year, and exceed any projected gains or income from transactions expected to occur in the current or next fiscal year.  As such, the Company has reversed the income tax benefit of approximately $1.1 million recorded for the first two quarters of fiscal 2002 in the quarter ended June 30, 2002.  The Company recorded a federal income tax benefit of $900,000 in the quarter ended June 30, 2001.

Preferred Share Dividends.  Dividends of approximately $400,000 for each of the quarters ended June 30, 2002 and 2001 accrued on the preferred stock.  The dividend rate was 14.5% in the 2002 quarter compared to 13.5% in the 2001 quarter.  The dividend accrual was approximately the same for both quarters despite the increase in dividend rate as a result of fewer shares outstanding in the current quarter.

Net Loss.  Consolidated net loss attributable to common shares was $4.1 million, or $0.66, per common share, in the 2002 period, compared to a net loss attributable to common shares of $2.1 million, or $0.34, per common share in the prior year period.

Pioneer

Net Operating Revenues.  Revenues at the Pioneer decreased $1.8 million, or 17.9%, to $8.2 million in the quarter ended June 30, 2002 from $10.0 million in the quarter ended June 30, 2001.

Casino revenues decreased $1.7 million, or 21.1%, to $6.3 million in the quarter ended June 30, 2002 from $8.0 million in the quarter ended June 30, 2001 due to a continuing decrease in visitor volume in the Laughlin market, which management believes is due to expansion of Native American gaming facilities in Southern California, Arizona and New Mexico.  Slot and video poker revenues decreased $1.7 million, or 23.7%, to $5.4 million in the quarter ended June 30, 2002 from $7.1 million in the quarter ended June 30, 2001.  Other gaming revenues, including table games, remained unchanged at $900,000.  Casino promotional allowances decreased $400,000, or 20.2%, to $1.4 million in the quarter ended June 30, 2002 from $1.8 million in the quarter ended June 30, 2001, related to the decrease in slot and video poker revenues.

Hotel revenues were slightly higher at $800,000 for the three months ended June 30, 2002 compared to $700,000 for the three months ended June 30, 2001, due to an increase in occupancy rate to 77.5% in the fiscal year 2002 quarter from 76.2% and an increase in the average daily room rate.  Food and beverage revenues decreased $200,000, or 9.5% to $1.9 million in the quarter ended June 30, 2002 compared to $2.1 million in the quarter ended June 30, 2001 due to the decrease in visitor volume.  Other revenues decreased $300,000, or 33.7%, to $600,000 in the quarter ended June 30, 2002 from $900,000 in the quarter ended June 30, 2001 due to decreased sales in the Pioneer’s retail outlets caused by increased competition from retail sales in other casinos in Laughlin.

Operating Expenses.  Operating expenses decreased $1.3 million, or 12.4%, to $8.6 million in the quarter ended June 30, 2002 from $9.9 million in the quarter ended June 30, 2001.  Operating expenses as a percentage of revenue increased to 105.8% in the quarter ended June 30, 2002 from 99.1% in the quarter ended June 30, 2001.

Casino expenses decreased $500,000, or 11.5%, to $3.8 million in the quarter ended June 30, 2002 compared to $4.3 million in the quarter ended June 30, 2001, primarily due to decreases in casino promotional allowances and reduced payroll costs.  Casino expenses as a percentage of casino revenues increased to 59.5% in the quarter ended June 30, 2002 from 53.1% in the prior year period.

Hotel expenses were unchanged at $200,000 in the quarters ended June 30, 2002 and 2001.  Food and beverage expenses decreased $200,000, or 14.2%, to $1.1 million from $1.3 million, related to the decrease in food and beverage revenues.  Food and beverage expenses as a percentage of food and beverage revenues decreased to 57.4% in the quarter ended June 30, 2002 from 60.5% in the quarter ended June 30, 2001.  Other expenses decreased $300,000, or 41.2%, to $500,000 for the quarter ended June 30, 2002 compared to $800,000 for the quarter ended June 30, 2001 due to the lower volume of retail sales.  Other expenses as a percentage of other revenues decreased to 80.8% in the current year quarter from 91.1% in the prior year quarter.

Selling, general and administrative expenses decreased $200,000, or 8.6%, to $1.3 million in the quarter ended June 30, 2002 from $1.5 million in the quarter ended June 30, 2001, primarily due to decreased legal expenses.  Selling, general and administrative expenses as a percentage of revenues increased to 16.5% in the quarter ended June 30, 2002 from 14.8% in the quarter ended June 30, 2001.  Utilities and property expenses decreased $100,000, or 9.5% to $1.2 million in the current year period from $1.3 million in the prior year period, primarily due to decreased rent expense resulting from the repurchase in May 2002 of gaming equipment that was leased from January 2001 through April 2002.  Utilities and property expenses as a percentage of revenues increased to 14.7% in the quarter ended June 30, 2002 from 13.3% in the quarter ended June 30, 2001.  Depreciation and amortization expenses were unchanged at $500,000 in the quarters ended June 30, 2002 and 2001.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments:  The following table summarizes the Company’s fiscal year contractual obligations and commitments as of June 30, 2002:

	Fiscal year ending September 30,
	2002	2003	2004	2005 and Thereafter	Total
	(dollars in thousands)
Non-Recourse Debt
Gaithersburg	$268	$1,204	$1,411	$51,389	$54,272
Sovereign	$0	$4,530	$5,003	$59,599	$69,132

Obligations under Lease
Pioneer Hotel Inc.	$854	$3,415	$3,902	$105,333	$113,504

Long-Term Debt
Building	$12	$53	$61	$164	$290
Other	$5	$5	$0	$0	$10

Operating Leases (1)
Ground Lease	$193	$772	$772	$57,286	$59,023
Executive Offices	$36	$146	$127	$161	$470

Total	$1,368	$10,125	$11,276	$273,932	$296,701

(1)                  In May 2002, the Company purchased for approximately $2.1 million all gaming equipment subject to the equipment leases from the lessor.  Subsequent to that purchase, the Company has no outstanding equipment leases.

Our ability to service our contractual obligations and commitments will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which are beyond our control. In addition, we will be dependent on the continued ability of the tenants in the investment properties in Gaithersburg, Maryland and Dorchester, Massachusetts to make payments pursuant to the leases with the Company.  The payments under the leases are contractually committed to be used to make payments on the Company’s non-recourse debt obligations related to the properties.

As of June 30, 2002, the Company held cash and cash equivalents of $9.5 million compared to $16.2 million at September 30, 2001.  Approximately $1.6 million of cash and cash equivalents at June 30, 2002 was held in escrow pursuant to the agreements related to the sale of the Santa Fe assets.  In addition, the Company had $13.0 million in marketable securities at June 30, 2002.  Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve-month period ending June 30, 2003.

At June 30, 2002, $12.4 million held by SFHI had been pledged to secure SFHI’s guaranty of PHI’s lease and license obligations.  Approximately $1.9 million of the restricted funds may be used for capital expenditures at the Pioneer and acquisition of real property and equipment under lease at the Pioneer.

Cash Flow from Operating Activities.  The Company’s cash provided by operations was $1.8 million for the nine months ended June 30, 2002 as compared to $200,000 for same period in the prior year.  In the prior year, cash was used to reduce accounts payable, make interest payments and pay other liabilities in connection with the Santa Fe asset sale.

Cash Flow from Investing Activities.  Cash used in investing activities was $3.6 million during the nine months ended June 30, 2002, compared to cash provided by investing activities of $112.7 million during the nine months ended June 30, 2001.  In the current period, the Company invested an additional $2.8 million, net, in marketable securities and made approximately $3.9 million in capital expenditures.  These uses of cash were funded in part by a decrease of $3.1 million, net of interest income, in the restricted cash accounts.  Cash provided by investing activities in the nine–month period ended June 30, 2001 included proceeds received in October 2000 from the sale of substantially all of the Santa Fe assets for total consideration of $205.0 million.  In the nine months ended June 30, 2001, $67.7 million was used in the acquisition of investment properties.  In December 2000, pursuant to contractual obligations entered into in connection with the December 2000 sale/leaseback of the Pioneer (the “Pioneer Transactions”), $15.0 million of cash was restricted in use, $3.3 million of which had been used for the purchase of gaming equipment and capital expenditures as of June 30, 2002.  See “Pioneer Transactions.”

Cash Used in Financing Activities.  Cash used in financing activities was $4.9 million in the nine month period ended June 30, 2002 compared to $99.7 million during the same period in 2001.  In the current period, the Company repaid $4.8 million of non–recourse long-term debt.  In the nine–month period ended June 30, 2001, the Company used approximately $175.2 million of the proceeds from the sale of substantially all of the Santa Fe assets to retire substantially all of the Company’s then–outstanding debt.  This use was offset in part by (i) cash proceeds of $32.5 million from the creation of the obligation under lease attributable to the Pioneer Transactions in December 2000, and (ii) the issuance in March 2001 of $55.4 million of non–recourse first mortgage indebtedness in connection with the acquisition of an investment property.  The Company incurred an aggregate $3.2 million of costs in conjunction with issuing the $55.4 million of non-recourse debt and assuming $77.3 million principal amount of non–recourse debt in connection with the acquisition of another investment property.

The Company’s primary sources of cash are cash flow from the Pioneer operations and from interest income on available cash and cash equivalents and investments in marketable securities.  Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties.  Under the two leases, the tenants are responsible for substantially all obligations related to the property.  Sahara Las Vegas Corp. (“SLVC”), an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator.  SLVC generates minimal cash from the lease agreement after payment of property costs.  The lease may be terminated at any time by SLVC.  A loan owed by the tenant to the former owner would have been payable by SLVC if it terminated the lease prior to December 31, 2004; however, that loan was paid in full by the tenant in July 2002.

The Company’s primary use of funds is for Pioneer operations as well as costs of executive and administrative personnel, and administrative functions and costs to explore development opportunities.

Pioneer Transactions

Results of operations at the Pioneer for the three and nine–month periods ended June 30, 2002 generated earnings before interest, taxes, depreciation and amortization, rents and corporate expenses plus interest income (“EBITDA”) of $600,000 and $4.2 million, respectively, compared to $1.2 million and $5.4 million of EBITDA in the same periods in 2001.  The EBITDA margin decreased to 15.2% in the nine months ended June 30, 2002 from 17.1% for the nine months ended June 30, 2001, and decreased to 7.6% in the three months ended June 30, 2002 from 12.3% for the three months ended June 30, 2001.  EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles, and it is included to provide additional information with respect to the ability of PHI to meet its future obligations under lease, rent expense, debt service, capital expenditure and working capital requirements.  Although EBITDA is not necessarily a measure of Pioneer’s ability to fund its cash needs, management believes that EBITDA is a useful tool for measuring the ability of Pioneer to service its debt and obligation under lease.  The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

PHI’s principal uses of cash are for payments of obligations under lease, capital expenditures to maintain the facility and, to the extent permitted to be paid, the management fee payable to the Company.  Payments of obligations under lease were $2.6 million and $1.7 million in the nine months ended June 30, 2002 and 2001, respectively.  Payments of obligations under lease began in January 2001.  Rent expense was approximately $1.1 million and $1.0 million in the nine–month periods ended June 30, 2002 and 2001, respectively.  Rent expense increased in January 2001 as a result of the lease of gaming equipment and decreased in May 2002 as a result of the repurchase of gaming equipment under lease.  Capital expenditures at the Pioneer in fiscal 2002 are expected to be approximately $5.0 million, $3.7 million of which had been incurred as of June 30, 2002, including approximately $1.0 million for a new slot tracking system and $2.1 million used to purchase gaming equipment under lease.  Capital expenditures have been and are expected to be funded primarily from the restricted cash account.

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

Specifically, if the ratio of fixed charges to operating cash flow is less than 1.00 to 1.00 for any four–quarter period ending on or before December 31, 2003, Archon will be obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charge coverage ratio is less than 1.00 to 1.00 for three consecutive quarters during that period, to deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease.  With respect to four–quarter periods ending after December 31, 2003, if the fixed charge ratio requirement is not met, Archon will be required to make a capital contribution in the amount of the deficiency and an additional cash payment to the restricted cash account based upon a specified percentage of the stipulated loss value set forth in the lease.  Notwithstanding the foregoing, if the fixed charge coverage ratio is less than 1.00 to 1.00 for four consecutive quarters and the fourth consecutive quarter ends after the quarter ending December 31, 2003, Archon will not be permitted to cure the deficiency.  If Archon fails to make any required payments or is not permitted to cure a deficiency with respect to quarters ending after the quarter ending December 31, 2002, an event of default will occur under the lease.

Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001.  Additionally, PHI’s ratio of fixed charges to operating cash flow for the four quarters ended June 30, 2002 was 0.92 to 1.00.  As a result, Archon has made a capital contribution to PHI in the amount of approximately $375,000.  Furthermore, Archon would have been required to make capital contributions aggregating approximately $400,000 as of a result of PHI’s fixed charge ratios for the four quarters ended December 31, 2001 and March 31, 2002.  The ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 was 0.93 to 1.00, and for the four quarters ended March 31, 2002 was 0.92 to 1.00.  However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.8 million of cash from the restricted cash account and cash from operations.  The elimination of the rent payments will reduce fixed charges in periods subsequent to the repurchase date.  Giving effect to the gaming equipment purchase as if it has occurred at the beginning of the relevant four quarter period, on a pro forma basis PHI’s ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.045 to 1.00, respectively.  Archon advised the Purchaser that it is not making any capital contributions to PHI for the four–quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charge ratios giving effect to the May 2002 purchase of leased gaming equipment.  The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis.  If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

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

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared.  Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends.  The Company has accrued the semi-annual preferred stock dividends since October 1, 1996.  The dividend rate per annum was 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate began increasing by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum.  In April  2002, the dividend rate increased to 14.5%.  The accrued stock dividends have been recorded as an increase to the preferred stock account.  As of June 30, 2002, the aggregate liquidation preference of the preferred stock was $17.5 million, or $3.42 per share.

Pursuant to the Certificate of Designations of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company.  Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors.  The agreements relating to the Pioneer Transactions contain provisions restricting the payment of dividends on the preferred stock.  The Board of Directors of the Company has authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $1.5 million.  As of August 13, 2002, the Company has purchased 292,789 shares of preferred stock for $481,308 under this program.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94–3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Company has determined that SFAS No. 146 will not have a material impact on its financial position and results of operations.

Effects of Inflation

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel.  Any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10–Q which are not historical facts are forward looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas.  Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

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

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”).  Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends.  Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash.  No dividends have been declared on the Preferred Stock since October 1, 1996.  Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue.  The dividend rate per annum was 8% of $2.14 for each share of preferred stock until September 30, 1998, after which dividend rate began increasing by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum.  The dividend rate is 14.5% per share effective April 1, 2002.  The accrued stock dividends have been recorded as an increase to the Preferred Stock account.  As of June 30, 2002, the aggregate liquidation preference of the Preferred Stock was $17.5 million, or $3.42 per share.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8–K

Exhibits

10.31	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G.Lowden.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On April 11, 2002, the Company filed a Current Report on Form 8–K under Item 5, Other Events and Regulation FD Disclosure, with respect to an authorization of an increase in the Company’s preferred stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ARCHON CORPORATION, Registrant

By:	/s/
Charles W. Sandefur,
Chief Financial Officer

Dated: August 14, 2002