Form 10-K
period 2002-09-30
ARCHON CORP
filed 2002-12-30
CIK 812482

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9481

ARCHON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	88-0304348 (I.R.S. Employer Identification No.)
3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada (Address of principal executive offices)	89109 (Zip Code)
Registrant's telephone number, including area code (702) 732-9120
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $.01 per share	Over the Counter Bulletin Board
(Title of class)
Exchangeable Redeemable Preferred Stock	Over the Counter Bulletin Board
(Title of class)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The number of shares of common stock outstanding as of December 16, 2002 was 6,221,431. The market value of the common stock held by non-affiliates of the registrant as of December 16, 2002 was approximately 2,658,466. The market value was computed by reference to the average bid and asked price of the common stock on December 16, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference portions of the proxy statement for the 2003 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after September 30, 2002).

ARCHON CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

i

PART I

Item 1. Business

General

        Archon Corporation, (the "Company" or "Archon"), is a publicly traded Nevada corporation. The Company's primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. ("PHI"), which operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada under long-term lease and license arrangements. In addition, the Company owns real estate on Las Vegas Boulevard South (the "Strip") and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

        Until October 2, 2000, the Company, through its wholly-owned subsidiary SFHI Inc., formerly known as Santa Fe Hotel, Inc. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets, including the rights to the name "Santa Fe Hotel and Casino," for $205.0 million (the "SFHI Asset Sale"). In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of Mr. Lowden's family entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe.

        On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986, as amended (the "Code"), the real and personal property, excluding gaming equipment, and intangible assets used in the operations of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions").

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

Revenues

        The primary source of revenues to the Company's hotel-casino operations is gaming, which represented 60.3%, 68.9% and 79.0% in 2002, 2001 and 2000, respectively, of total revenues. The Pioneer contributed 100% to total gaming revenues in fiscal 2002 and 2001 and approximately 35.6% in fiscal 2000. As of September 30, 2002 the Pioneer had 819 slot machines, nine blackjack tables ("21"), two craps tables, one roulette wheel and three other gaming tables. In addition, the Pioneer offers keno.

        The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California, retirees who reside in the Northeast and Midwest United States and Canada and travel to the Southwest United States during the winter months, and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rate at the Pioneer was 75.0%, 74.0% and 74.3%, respectively, in fiscal years 2002, 2001 and 2000, respectively.

        The Pioneer attempts to attract and retain customers by offering slot and video poker machine payouts that compare favorably to the competition. A visible means used by the Pioneer to accomplish this marketing program is to offer what management believes to be a large number of quarter video poker machines with liberal theoretical pay out, compared to other casinos in Laughlin. The Pioneer periodically sponsors detailed product research of its competitors to categorize the number and type of video poker games by payouts and monitors changes in game products to assist it in developing competitive products.

        The Pioneer has a program it calls the "Bounty Hunter Round-Up Club" (the "Club") established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member's account for play on slot machines and table games that can be redeemed for free gifts, food and beverages and additional points redeemable for free play. Pioneer management also uses the Club membership list for direct mail marketing.

Management and Personnel

        At September 30, 2002, the Company employed 12 executive and administrative personnel and the Pioneer employed 625 persons.

Competition

        In addition to competing with the hotel-casinos in Laughlin, the Pioneer also competes with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and southern California) near the California-Nevada state line. In March 2000, California voters approved an amendment to the California constitution which permits compacts that allow the Native American tribes to operate as many as 115,000 slot machines in addition to banked card games and lotteries. Management believes that Native American casinos in Southern California, Arizona and New Mexico have had an adverse impact on the Laughlin market, including the Pioneer, by drawing visitors away from the market.

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

        The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

        See also Item 2., "Properties."

Land Held for Development

        The Company owns, through SLVC, an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operates. The lease may be terminated at any time by the Company. A loan owed by the tenant to the former owner would have been payable by SLVC if it terminated the lease prior to December 31, 2004; however, that loan was paid in full by the tenant in July 2002.

        The Company owns, through SFHI, an approximately 20-acre parcel of real property located next to the Santa Fe at the intersection of Rainbow and Lone Mountain. The Company and SFHI have granted to the buyer of the SFHI assets an option to purchase the property for $5.0 million through October 2003.

        Any future development of these properties is subject to, among other things, the Company's ability to obtain necessary financing. The Company can give no assurance that it will obtain development financing or successfully develop the properties.

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

        License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Nevada and to the counties and cities in which the Company and PHI conduct their respective operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon: (i) a percentage of the gross gaming revenues received by the casino operation; (ii) the number of slot machines operated by the casino; or (iii) the number of table games operated by the casino. A casino entertainment tax is also paid by the licensee where entertainment is furnished in connection with the selling of food or refreshments.

        Finally, the Nevada Gaming Authorities may require that lenders to licensees be investigated to determine if they are suitable and, if found unsuitable, may require that they dispose of their loans.

Item 2. Properties

        The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin's Casino Drive. The Company leases the Pioneer under a lease that expires in December 2020, subject to two five-year options to extend the term. Rental payments are $285,000 per month through December 2003, and will increase to

$339,000 per month in 2004, and thereafter at 3% per year through December 2007. See Item 1., "Business—Hotel and Casino Operations," for more detailed information regarding the Pioneer.

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

        The Company's investment property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

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

Item 3. Legal Proceedings

Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al.

        The Company is a defendant in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al., Ahern v. Caesar's World, Inc., et al. and Schrier v. Caesar's World, Inc., et al.. along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the "Court"). Also named as defendants in these actions are many of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

        In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs' filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants vigorously opposed the motion. On June 26, 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. On August 15, 2002, the Ninth Circuit granted review. The Plaintiffs have not yet filed their briefs, and the Ninth Circuit has been conducting a mediation to attempt to resolve the case.

Local Joint Executive Board et al. v. Archon Corporation et al.

        The Company is the defendant in a pending action titled Local Joint Executive Board et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH. The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act, ("WARN Act"), by improperly providing notification of the closing of the Santa Fe. The plaintiffs seek damages in the amount provided for by the statute. The plaintiffs filed a motion for class certification, and the Company stipulated to the certification. On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety. Plaintiffs filed a memorandum in opposition to defendant's motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid. On February 1, 2002 a hearing was held on the motions and the court denied both the plaintiffs' and Archon's motions for summary judgment. However, the court subsequently narrowed the scope of the case, and set the case for trial to commence October 21, 2002. On October 1, 2002, the parties participated in a settlement conference with the Magistrate Judge assigned to the case. A settlement was reached whereby the Company agreed to pay the plaintiffs the total lump sum of $202,000 in exchange for a dismissal of the lawsuit with prejudice and a full release of all claims relating to the closure of the Santa Fe Hotel & Casino. The class action settlement was approved by the court on October 24, 2002. The Company accrued the settlement payment in September 2002 and made the payment in December 2002.

        In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2002. Subsequent to the end of fiscal 2002, Paul W. Lowden, President and Chief Executive Officer of the Company, acting in his capacity as the holder of more than two-thirds of the outstanding common stock, voted to remove Thomas K. Land as a director of the Company. The removal was effective as of November 27, 2002.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holders Matters

        The Company's Common Stock is traded on the Over the Counter Bulletin Board (the "OTCBB") under the symbol "ARHN".

        The closing sales price of the Common Stock on December 16, 2002 was $2.15 per share. The tables below set forth the high and low sales prices by quarter for the fiscal years ended September 30, 2002 and 2001 for the Common Stock, as reported by the OTCBB.

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$4.00	$3.55	$3.55	$3.35
Low	3.10	3.10	3.10	2.50
Fiscal 2001
High	5.63	5.06	5.25	4.70
Low	3.75	4.38	4.38	3.10

        The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 735 common stockholders of record as of December 16, 2002.

Item 6. Selected Financial Data

        The table below sets forth a summary of selected financial data of the Company for the years ended September 30, 2002, 2001, 2000, 1999 and 1998:

	2002	2001	2000	1999	1998
	(dollars in thousands, except per share amounts)
Net operating revenues(1)	$48,765	$48,003	$128,595	$123,602	$109,909
Net income (loss)
before extraordinary items, net of taxes	(7,707)	89,182	15,124	(17,775)	(62,343)
per common share	(1.25)	14.43	2.44	(2.87)	(10.06)
Net income (loss)(2)	(9,262)	87,231	12,802	(19,908)	(63,859)
per common share	(1.50)	14.11	2.07	(3.21)	(10.31)
Total assets	242,086	249,485	145,596	178,025	192,166
Long-term debt, less current portion	153,029	157,667	350	177,047	213,147
Redeemable preferred stock(3)	18,147	16,747	26,440	24,118	21,986

(1)
Net operating revenues for fiscal years 1998 through 2000 represent primarily the operations at the Santa Fe and Pioneer. Net operating revenues for fiscal years 2001 and 2002 represent primarily operations at the Pioneer and revenues from investment properties.

(2)
Fiscal 2001 results include a $137.2 million gain relating to the SFHI asset sale and a $3.4 million gain from litigation settlement. Fiscal 2000 results include a $12.1 million gain relating to the sale of real property, among other items, located in Henderson, Nevada, a $2.8 million gain on the retirement of debt, and a $11.0 million tax benefit related to the release of a valuation reserve. Results for fiscal 1998 include a $44.0 million impairment loss to adjust to fair market value the carrying value of the Pioneer fixed and intangible assets.

(3)
The Company has not declared dividends on its preferred stock since fiscal 1996. Accrued dividends of approximately $1.6 million, $2.0 million, $2.3 million, $2.1 million and $1.5 million for fiscal 2002, 2001, 2000, 1999 and 1998, respectively, have been recorded as an increase to the preferred stock account. Since October 17, 2001, the Company has repurchased and retired 321,989 shares of redeemable preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Archon's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policy, among others, affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Results of Operations—Fiscal 2002 Compared to Fiscal 2001

Consolidated

        Net Operating Revenues.    Consolidated net operating revenues for the year ended September 30, 2002 were $48.8 million, an $0.8 million, or 1.6%, increase from $48.0 million for the same period in fiscal 2001. The year ended September 30, 2002 included revenues of $35.5 million at the Pioneer Hotel and Gambling Hall (the "Pioneer") and rental income of $12.4 million from investment properties. The year ended September 30, 2001 included revenues of $40.0 million at the Pioneer and rental income of $7.2 million from investment properties. Revenues decreased by $4.5 million in fiscal 2002 at the Pioneer. Revenues from investment properties increased by $5.2 million. The investment properties were purchased in March 2001 and, therefore, the fiscal 2001 year had only seven months of results.

        In fiscal 2002, 72.7% of the Company's net revenues were derived from the Pioneer and 25.4% from investment properties. The Company's business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2002, 82.9% of the Pioneer's net revenues were derived from casino operations. Approximately 86.6% of gaming revenues at the Pioneer was derived from slot and video poker machines, while 11.6% of such revenues was from table games and 1.8% was from other gaming activities such as keno.

        Operating Expenses.    Total operating expenses decreased $1.5 million, or 3.5%, to $42.5 million for the year ended September 30, 2002 from $44.0 million in the year ended September 30, 2001. Total operating expenses as a percentage of revenue decreased to 87.1% in the year ended September 30, 2002 from 91.7% in the year ended September 30, 2001. Operating expenses at the Pioneer decreased by $3.3 million, or 8.6%. Operating expenses from the investment properties increased $2.0 million, due to the fact that the properties were owned for only a portion of fiscal 2001. Operating expenses of the Company other than the Pioneer and the investment properties decreased $200,000.

        Operating Income.    Consolidated operating income for the year ended September 30, 2002 was $6.3 million, a $2.3 million, or 58.2%, increase from $4.0 million for the same period in fiscal 2001. Operating income decreased by $1.2 million at the Pioneer. Operating income from the investment properties increased $3.2 million, related to the fact that the properties were owned for the entire fiscal year. Operating loss of the Company other than the Pioneer and the investment properties improved by $300,000, due to the decrease in operating expenses.

        Interest Expense.    Consolidated interest expense for the year ended September 30, 2002 was $16.4 million, a $5.3 million increase compared to $11.1 million in fiscal 2001. The increase is due to interest expense related to $132.7 million of non-recourse debt incurred and assumed in the second quarter of fiscal 2001 in connection with the acquisition of the investment properties, as well as the interest expense component of the $33.5 million obligation under lease incurred on December 29, 2000 in connection with the Pioneer sale/leaseback transactions.

        Interest Income.    Consolidated interest income for the 2002 fiscal year was $1.3 million, a decrease of $700,000, or 36.2% from $2.0 million in the 2001 fiscal year due to a decrease in cash and cash equivalents available for investment and lower returns on investment.

        Income (Loss) Before Income Tax.    Consolidated loss before income tax for the year ended September 30, 2002 was $8.8 million compared to consolidated income before income tax of $135.5 million in the prior year. The prior year included a gain of $137.2 million on sale of the Santa Fe assets and a $3.4 million net gain from a litigation settlement. The loss increased at the Pioneer by $1.7 million to $4.5 million. Loss from the investment properties increased by $1.3 million to $3.1 million due to increased depreciation and interest expense, partially offset by increased revenues.

        Federal Income Tax.    The Company recorded a federal income tax provision of $46.3 million in the prior year. The Company recorded a $1.1 million tax benefit in fiscal 2002 to reflect the net effects of temporary differences between the carrying amounts of assets and liabilities and the operating loss and tax credit carryforwards.

        Preferred Share Dividends.    Dividends of approximately $1.6 million and $2.0 million for fiscal 2002 and 2001, respectively, accrued on the preferred stock. The accrued dividend rate increases 50 basis points at each semi-annual dividend payment date, subject to a maximum of 16.0%, and is 15.0% as of October 1, 2002. Dividends for the twelve months ended September 30, 2002 and 2001 are reported net of shares of preferred stock acquired and retired by the Company.

        Net Income (Loss).    Consolidated net loss applicable to common shares was $9.3 million, or $1.50 per common share, in the 2002 year compared to net income applicable to common shares of $87.2 million, or $14.11 per common share, in the prior year.

Pioneer

        Net Operating Revenues.    Revenues at the Pioneer decreased $4.5 million, or 11.4%, to $35.5 million in fiscal 2002 from $40.0 million in fiscal 2001. The decline in revenues at the Pioneer is consistent with a continuing general decline in the Laughlin market, which management believes is due primarily to expansion of Native American gaming facilities in Southern California, Arizona and New Mexico.

        Casino revenues decreased $3.7 million, or 11.1%, to $29.4 million in fiscal 2002 from $33.1 million in fiscal 2001. Slot and video poker revenues decreased $3.5 million, or 12.1%, to $25.5 million in fiscal 2002 from $29.0 million in fiscal 2001. Other gaming revenues, including table games, decreased $200,000, or 3.7%, due primarily to decreased table game win of $200,000, or 6.0%. Casino promotional allowances decreased approximately $1.1 million, or 13.3%, to $6.7 million in fiscal 2002 from $7.8 million in fiscal 2001.

        Hotel revenues increased $100,000, or 3.9% to $2.7 million in fiscal 2002 from $2.6 million in fiscal 2001. Occupancy rate increased to 75.0% from 74.0% and the average daily room rate increased by 0.3%. Food and beverage revenues decreased $700,000, or 7.7%, to $7.8 million in fiscal 2002 from

$8.5 million in fiscal 2001 primarily due to a decline in the number of casino patrons. Other revenues decreased $1.4 million, or 37.2%, to $2.3 million in fiscal 2002 from $3.7 million in fiscal 2001 due to decreased sales in retail outlets as a result of competition from retail establishments in other casinos.

        Operating Expenses.    Operating expenses decreased $3.3 million, or 8.6%, to $35.2 million in fiscal 2002 from $38.5 million in fiscal 2001, but operating expenses as a percentage of revenues increased to 99.3% in fiscal 2002 from 96.3% in fiscal 2001.

        Casino expenses decreased $1.4 million, or 8.1%, to $16.0 million in fiscal 2002 from $17.4 million in fiscal 2001, primarily related to the decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 54.3% in the year ended September 30, 2002 from 52.6% in the year ended September 30, 2001. Hotel expenses were unchanged at $800,000 in the 2002 and 2001 years. Food and beverage expenses decreased $300,000, or 8.0%, to $4.1 million from $4.4 million, related to the decrease in food and beverage revenues. Food and beverage expenses as a percentage of food and beverage revenues decreased to 52.1% in the 2002 period from 52.4% in the 2001 period. Other expenses decreased $1.4 million, or 42.0%, to $2.0 million for fiscal 2002 compared to $3.4 million for fiscal 2001. The decrease is related to the lower volume of retail sales. Other expenses as a percentage of other revenues decreased to 85.2% in the 2002 period from 92.4% in the 2001 period.

        Selling, general and administrative expenses decreased $100,000, or 1.5%, to $5.4 million in fiscal 2002 compared to $5.5 million in fiscal 2001. Selling, general and administrative expenses as a percentage of revenues increased to 15.4% in fiscal 2002 from 13.8% in fiscal 2001. Utilities and property expenses were unchanged at $4.9 million. Utilities and property expenses as a percentage of revenues increased to 13.9% in fiscal 2002 from 12.3% in fiscal 2001. Depreciation and amortization expenses decreased $100,000 or 3.6% to $2.0 million in fiscal 2002 from $2.1 million in fiscal 2001. The Company sold certain gaming equipment on December 29, 2000 and repurchased the gaming equipment in May 2002. Depreciation and amortization expense decreased during the period from January 2001 to May 2002.

        Interest Expense.    Interest expense increased $400,000, or 8.9%, to $4.8 million in fiscal 2002 from $4.4 million in fiscal 2001 due to the interest expense component of the $33.5 million obligation under lease incurred on December 29, 2000 in connection with the Pioneer sale/leaseback transactions.

Results of Operations—Fiscal 2001 Compared to Fiscal 2000

Consolidated

        Net Operating Revenues.    Consolidated net operating revenues for the year ended September 30, 2001 were $48.0 million, an $80.6 million, or 62.7%, decrease from $128.6 million for the same period in fiscal 2000. The year ended September 30, 2000 included net revenues of approximately $83.4 million at the Santa Fe Hotel and Casino (the "Santa Fe"), which was sold on October 2, 2000. The year ended September 30, 2001 included revenues of $40.0 million at the Pioneer and rental income of $7.2 million from the investment properties, which were purchased in the fiscal year ended September 30, 2001. Revenues decreased by $4.6 million in fiscal 2001 at the Pioneer.

        In fiscal 2001, 83.4% of the Company's net revenues were derived from the Pioneer and 15.0% from the investment properties. The Company's business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2001, 82.7% of the Pioneer's net revenues were derived from casino operations. Approximately 87.6% of gaming revenues at the Pioneer was derived from slot and video poker machines, while 10.9% of such revenues was from table games and 1.4% was from other gaming activities such as keno.

        Operating Expenses.    Total operating expenses decreased $73.2 million, or 62.4%, to $44.0 million for the year ended September 30, 2001 from $117.2 million in the year ended September 30, 2000. Total operating expenses as a percentage of revenue increased to 91.7% in the year ended September 30, 2001 from 91.2% in the year ended September 30, 2000. The year ended September 30, 2000 included operating expenses of approximately $72.4 million at the Santa Fe. Operating expenses at the Pioneer, excluding reorganization expenses of $3.4 million in fiscal 2000, decreased by $1.1 million, or 2.8%. Operating expenses of Sahara Las Vegas Corp. ("SLVC") decreased by $700,000, attributable to loan issue costs being fully amortized by December 1999. The investment properties had $1.7 million in operating expenses in fiscal 2001.

        Operating Income.    Consolidated operating income for the year ended September 30, 2001 was $4.0 million, a $7.3 million, or 65.0%, decrease from $11.3 million for the same period in fiscal 2000. The year ended September 30, 2000 included operating income of approximately $11.0 million at the Santa Fe. Operating income decreased by $3.5 million at the Pioneer, excluding reorganization expenses in fiscal 2000, and increased $500,000 at SLVC. Operating income from the investment properties was $5.5 million in fiscal 2001.

        Interest Expense.    Consolidated interest expense for the year ended September 30, 2001 was $11.1 million, an $11.0 million decrease compared to $22.2 million in fiscal 2000, due to the repayment of substantially all of the Company's then outstanding debt in October 2000, offset by $3.3 million related to obligations under lease at the Pioneer and interest expense from the investment properties of $7.3 million.

        Interest Income.    Consolidated interest income for the 2001 fiscal year was $2.0 million compared to $500,000 in the 2000 fiscal year. Due to the sale of the Santa Fe, the Company had increased cash and cash equivalents and investments which contributed to the increase in interest income.

        Gain on Sale of Assets.    The Company recorded a $137.2 million gain on the sale of substantially all of the assets of SFHI, Inc., formerly known as Santa Fe Hotel, Inc. ("SFHI") in the quarter ended December 31, 2000. The Company recorded a $12.1 million gain on the sale of real property in Henderson, Nevada and related agreements in the quarter ended December 31, 1999.

        Litigation Settlement, net.    The Company recorded an approximate $3.4 million net gain from litigation settlements in fiscal 2001.

        Other Expenses.    During fiscal year 2000, the Company reported a charge to earnings of approximately $350,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated.

        Income Before Income Tax.    Consolidated income before income tax for the year ended September 30, 2001 was $135.5 million, a $131.2 million improvement compared to $4.3 million in the prior year, principally due to the gain on sale of the Santa Fe assets. Income before income tax at SLVC was $100,000, compared to $11.1 million in 2000, which included the $12.1 million gain on the sale of assets. Excluding reorganization costs in fiscal 2000, loss increased at the Pioneer by $1.4 million to $2.8 million. Loss from the investment properties was $1.8 million.

        Federal Income Tax.    The Company recorded a federal income tax provision of $46.3 million in fiscal 2001. The Company recorded a goodwill reserve in fiscal 2001. The valuation allowance was reversed with respect to the fiscal 2000 period due to the sale of substantially all of the assets of SFHI in October 2000 resulting in a federal income tax benefit of $10.9 million.

        Preferred Share Dividends.    Dividends of approximately $2.0 million and $2.3 million for fiscal 2001 and 2000, respectively, accrued on the preferred stock. The accrued dividend rate increases 50 basis points at each semi-annual dividend payment date, subject to a maximum of 16.0%. Dividends for the twelve months ended September 30, 2001 are reported net of shares of preferred stock acquired and retired by the Company.

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

        Hotel revenues were relatively unchanged at $2.6 million in fiscal 2001 and 2000. Occupancy rate decreased to 74.0% from 74.3% and the average daily room rate decreased by 0.3%. Food and beverage revenues decreased $100,000, or 1.0%, to $8.5 million in fiscal 2001 from $8.6 million in fiscal 2000 primarily due to a decline in the number of casino patrons. Other revenues decreased $1.3 million, or 25.9%, to $3.7 million in fiscal 2001 from $4.9 million in fiscal 2000 due to decreased sales in retail outlets, caused by increased competition from retail establishments in other casinos.

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

        Interest Expense.    Interest expense decreased $2.1 million, or 32.4%, to $4.4 million in fiscal 2001 from $6.5 million in fiscal 2000 due to the repayment of the 13 1/2% Notes during the 2000 period, offset by $3.3 million related to obligations under lease and $1.0 million of intercompany interest.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

        Contractual Obligations and Commitments:    The following table summarizes the Company's fiscal year contractual obligations and commitments as of September 30, 2002:

	2003	2004	2005	2006 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt
Gaithersburg	$1,204	$1,411	$1,658	$49,730	$54,003
Sovereign	4,530	5,004	28,400	31,199	69,133
Obligations under lease
Pioneer Hotel Inc.	3,415	3,902	4,155	101,177	112,649
Long-term debt
Building	53	61	70	94	278
Other	40	34	3	0	77
Operating leases
Ground lease	792	792	792	58,043	60,419
Corporate offices	146	127	108	53	434

Total	$10,180	$11,331	$35,186	$240,296	$296,993

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

        Liquidity.    As of September 30, 2002, the Company held cash and cash equivalents of $8.6 million compared to $16.2 million at September 30, 2001. In addition, the Company had $12.2 million in investment in marketable securities at September 30, 2002 compared to $9.8 million at September 30, 2001. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending September 30, 2003.

        Cash Flows from Operating Activities.    The Company's cash provided by operations was $1.6 million for the year ended September 30, 2002 as compared to cash used in operations of $200,000 in the prior year. The primary changes were due to the decrease in Accounts receivable, net of $166,000 in 2002 compared to a decrease of $2.1 million in 2001, an increase in Accounts payable of $923,000 in 2002 compared to a decrease of $1.4 million in 2001, and an increase in Accrued and other liabilities of $4.0 million in 2002 compared to an increase of $163,000 in 2001.

        Cash Flows from Investing Activities.    Cash used in investing activities was $3.9 million during the year ended September 30, 2002, compared to cash provided by investing activities of $109.7 million during the year ended September 30, 2001. In the current year, the Company invested $2.1 million, net, in marketable securities and made $4.4 million in capital expenditures. These capital expenditures were funded in part by the use of cash in the amount of $2.5 million, net of interest income, from the restricted cash accounts. Cash provided by investing activities in the prior year included proceeds received in October 2000 from the sale of substantially all of the Santa Fe assets for total consideration of $205.0 million. In the prior year, $67.7 million was used in the acquisition of the investment properties and $9.7 million was invested in marketable securities. In December 2000, pursuant to contractual obligations entered into in connection with the December 2000 sale/leaseback of the Pioneer (the "Pioneer Transactions"), $15.0 million of cash was restricted in use. Of the restricted funds, $3.3 million had been used for the purchase of gaming equipment and capital expenditures as of September 30, 2002. See "Pioneer Transactions."

        Cash Used in Financing Activities.    Cash used in financing activities was $5.3 million in the year ended September 30, 2002 compared to $100.3 million during fiscal 2001. In the current year, the Company repaid $5.1 million of non-recourse long-term debt. In the prior year, the Company used approximately $175.2 million of the proceeds from the sale of substantially all of the Santa Fe assets to retire substantially all of the Company's then-outstanding debt. This use was offset in part by (i) cash proceeds of $32.5 million from the creation of the obligation under lease attributable to the Pioneer Transactions in December 2000, and (ii) the issuance in March 2001 of $55.4 million of non-recourse first mortgage indebtedness in connection with the acquisition of an investment property. The Company incurred an aggregate $3.2 million of costs in conjunction with issuing the $55.4 million of non-recourse debt and assuming $77.3 million principal amount of non-recourse debt in connection with the acquisition of another investment property. In addition, the Company used $5.9 million in connection with the settlement of litigation with a former director, which included the acquisition by the Company of shares of its common and preferred stock.

        The Company's primary source of cash is from Pioneer's operations and from interest income on available cash and cash equivalents and investments in marketable securities. However, the ability of PHI to make distributions is restricted, as described below. See "Pioneer Transactions." Rental income from the Company's two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in conjunction with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. SLVC, an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease after payment of property costs. The lease may be terminated at any time by SLVC. A loan owed by the tenant to the former owner would have been payable by SLVC if it terminated the lease prior to December 31, 2004; however, that loan was paid in full by the tenant in July 2002.

        Earnings before interest expense, taxes, depreciation and amortization ("EBITDA") increased $3.5 million, or 34.4%, to $13.6 million in the year ended September 30, 2002 from $10.1 million in the year ended September 30, 2001. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

        The Company's primary use of cash, excluding operations at the Pioneer, is for selling, general and administrative expenses of the Company and its subsidiaries, including lease costs relating to corporate offices and costs to evaluate development opportunities. The agreements relating to the Pioneer Transactions restrict the ability of PHI to make distributions to the Company and, under certain circumstances, to pay management fees to the Company. Cash from PHI is not currently, and is not expected in the foreseeable future to be, available for distribution to the Company. Additionally, the Company has been and will be required to make capital contributions to PHI and, in certain circumstances, cash payments to the restricted cash accounts if the ratio of fixed charges to operating cash flow at the Pioneer is not maintained at 1.00 to 1.00. See "Pioneer Transactions."

        As a result of the SFHI Asset Sale, the Company incurred an estimated $161.0 million tax gain for federal income tax purposes for fiscal 2001. As of September 30, 2000, the Company had an estimated net operating loss carryforward for regular tax purposes of approximately $49.1 million, all of which can be utilized in fiscal 2001. In March 2001, SFHI acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code") and to defer approximately $90.0 million of the gain for federal corporate income tax purposes resulting from the SFHI Asset Sale. The Company made an alternative minimum tax payment of $500,000 in fiscal 2001, which was refunded in fiscal year 2002.

Pioneer Transactions

        Results of operations at the Pioneer for the year ended September 30, 2002 generated EBITDA, as defined, of $2.3 million compared to $3.7 million of EBITDA in fiscal 2001. The EBITDA margin decreased to 6.4% in fiscal 2002 from 9.1% in fiscal 2001. PHI's principal uses of cash are for payments of obligations under lease, capital expenditures to maintain the facility and, to the extent permitted to be paid, the management fee payable to the Company. Payments of obligations under lease were $3.4 million and $2.6 million in the fiscal years 2002 and 2001, respectively. Payments of obligations under lease began in January 2001. Rent expense was $1.3 million in both the 2002 and 2001 fiscal years. Rent expense increased in January 2001 as a result of the lease of gaming equipment and decreased in May 2002 as a result of the repurchase of gaming equipment under lease. Capital expenditures at the Pioneer were $3.8 million in fiscal 2002, including approximately $1.0 million for a new slot tracking system and $2.1 million used to purchase gaming equipment under lease, and were $800,000 in fiscal 2001. Capital expenditures in fiscal 2002 have been funded primarily from the restricted cash account. Future capital expenditures are also expected to be funded from the restricted cash account, to the extent permitted by the agreements relating to the Pioneer Transactions.

        On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Section 721 and 351 of the Code, the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the "Purchaser") and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions"). The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and preferred stock of the Purchaser having a $1.0 million liquidation preference.

        Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on paying management fees to Archon, competing in the Laughlin, Nevada area and paying dividends with respect to the Archon preferred stock. In addition, Archon agreed to maintain consolidated liquidity (as defined in the agreements relating to the Pioneer Transactions) of not less than $25.0 million. As of September 30, 2002, Archon's consolidated liquidity, as defined, was $66.8 million. Archon has agreed to forgo all or a portion of the management fees payable by PHI if PHI's ratio of operating cash flow to fixed charges falls below 1.20 to 1.00. Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash to restricted cash accounts in the event PHI's ratio of fixed charges to operating cash flow falls below 1.00 to 1.00 during any rolling four-quarter period, calculated on a quarterly basis.

        Specifically, if the ratio of fixed charges to operating cash flow is less than 1.00 to 1.00 for any four-quarter period ending on or before December 31, 2003, Archon will be obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charge coverage ratio is less than 1.00 to 1.00 for three consecutive quarters during that period, to deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease. With respect to four-quarter periods ending after December 31, 2003, if the fixed charge ratio requirement is not met, Archon will be required to make a capital contribution in the amount of the deficiency and an additional cash payment to the restricted cash account based upon a specified percentage of the stipulated loss value set forth in the lease. Notwithstanding the foregoing, if the fixed charge coverage ratio is less than 1.00 to 1.00 for four consecutive quarters and the fourth consecutive quarter ends after the quarter ending December 31, 2003, Archon will not be permitted to cure the deficiency. If Archon fails to make any required payments or is not permitted to cure a deficiency with respect to quarters ending after the quarter ending December 31, 2003, an event of default will occur under the lease.

        Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001. Additionally, PHI's ratio of fixed charges to operating cash flow for the four quarters ended June 30, 2002 and September 30, 2002 were 0.92 to 1.00 and 0.87 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amount of approximately $375,000 and $275,000 with respect to the June and September 2002 quarters, respectively. If PHI's ratio of fixed charges to operating cash flows is less than 1.00 to 1.00 for the quarter ending December 31, 2002, Archon will be obligated to make deposits to the restricted cash account in addition to making capital contributions to PHI.

        Furthermore, Archon would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI's fixed charge ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the ratio of fixed charges to operating cash flow was 0.93 to 1.00, and 0.92 to 1.00, respectively. However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations. The elimination of the rent payments reduces fixed charges in periods subsequent to the repurchase date. Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI's ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively. Archon advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charge ratios giving effect to the May 2002 purchase of leased gaming equipment. The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis. If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

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

Preferred Stock

        The Company's preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has accrued the semi-annual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8.0% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11.0% of $2.14 for each share of preferred stock. The dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16.0% per annum. In October 2002, the dividend rate increased to 15.0% per annum of $2.14 for each share of preferred stock. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of September 30, 2002, the aggregate liquidation preference of the preferred stock was $18.1 million, or $3.57 per share. Pursuant to the Certificate of Designation of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors to the Company's board of directors. The agreements relating to the Pioneer Transactions restrict the payment of dividends on the preferred stock.

        The Board of Directors of the Company has authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $2.5 million. As of December 16, 2002, the Company has purchased 674,177 shares of preferred stock for $1,003,307. In addition, in April 2001 the Company acquired approximately 3.5 million shares of preferred stock as part of a litigation settlement agreement.

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has determined that SFAS 146 will not have a material impact on its financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements. The Company adopted SFAS 145 in the current fiscal year. Therefore, a gain on the early extinguishment of debt has been reclassified from extraordinary income to ordinary income.

        In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The

Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

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

Private Securities Litigation Reform Act

        Certain statements in this Annual Report on Form 10-K which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

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

Item 8. Financial Statements and Supplementary Data

INDEX
TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
For the Years Ended September 30, 2002, 2001 and 2000

        Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Archon Corporation:

        We have audited the accompanying consolidated balance sheets of Archon Corporation and subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Archon Corporation and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 19, 2002

Archon Corporation and Subsidiaries
Consolidated Balance Sheets
as of September 30, 2002 and 2001

ASSETS	2002	2001
Current assets:
Cash and cash equivalents	$8,615,412	$16,213,088
Investment in marketable securities	12,180,399	9,816,079
Restricted cash	13,021,550	15,506,855
Accounts receivable, net	3,352,179	3,186,262
Inventories	286,585	274,043
Prepaid expenses and other	975,199	969,570

Total current assets	38,431,324	45,965,897
Property and equipment:
Land held for development	23,109,400	23,109,400
Property held for investment, net	139,996,477	143,457,948
Land used in operations	8,125,589	8,125,589
Buildings and improvements	35,710,958	35,585,377
Machinery and equipment	11,863,817	7,728,010
Accumulated depreciation	(21,529,072)	(19,204,275)

Property and equipment, net	197,277,169	198,802,049
Other assets	6,377,072	4,717,112

Total assets	$242,085,565	$249,485,058

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries
Consolidated Balance Sheets
as of September 30, 2002 and 2001

LIABILITIES and STOCKHOLDERS' EQUITY	2002	2001
Current liabilities:
Accounts payable	$1,926,804	$1,003,978
Interest payable	2,285,248	2,377,018
Accrued and other liabilities	2,360,996	3,333,875
Current portion of long-term debt	93,100	66,674
Current portion of non-recourse debt	5,733,795	5,105,010

Total current liabilities	12,399,943	11,886,555
Long-term debt—less current portion	261,966	283,126
Non-recourse debt—less current portion	117,401,909	123,135,704
Obligation under lease	35,365,308	34,247,897
Deferred income taxes	34,091,076	34,724,076
Other liabilities	11,269,374	6,442,238
Commitments
Stockholders' equity:
Common stock, $.01 par value; authorized—100,000,000 shares; issued and outstanding—6,221,431 shares at September 30, 2002 and 6,153,256 at September 30, 2001	62,214	61,533
Preferred stock, exchangeable, redeemable 13.5% cumulative, stated at $2.14 liquidation value, authorized—10,000,000 shares; issued and outstanding—5,077,720 shares at September 30, 2002 and 5,123,082 at September 30, 2001	18,146,756	16,746,586
Additional paid-in capital	57,437,482	57,283,784
Accumulated deficit	(44,094,268)	(34,831,966)
Accumulated other comprehensive loss	(94,678)	(406,701)

Subtotal	31,457,506	38,853,236
Less stock subscriptions receivable	(73,743)	0
Less treasury common stock—4,875 shares, at cost	(87,774)	(87,774)

Total stockholders' equity	31,295,989	38,765,462

Total liabilities and stockholders' equity	$242,085,565	$249,485,058

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Casino	$29,415,497	$33,087,526	$101,588,548
Hotel	2,659,335	2,558,935	5,980,802
Food and beverage	7,831,579	8,483,624	22,720,011
Investment properties	12,402,247	7,204,361	0
Other	3,197,838	4,442,936	13,972,887

Gross revenues	55,506,496	55,777,382	144,262,248
Less casino promotional allowances	(6,741,025)	(7,774,291)	(15,667,163)

Net operating revenues	48,765,471	48,003,091	128,595,085

Operating expenses:
Casino	15,978,110	17,390,831	45,503,275
Hotel	816,471	786,342	2,053,667
Food and beverage	4,084,003	4,441,273	15,777,234
Other	1,988,276	3,406,857	11,024,451
Selling, general and administrative	5,062,358	5,680,787	13,314,330
Corporate expenses	2,815,467	2,662,194	2,918,143
Utilities and property expenses	5,701,546	5,530,873	11,813,250
Depreciation and amortization	6,035,038	4,132,320	11,416,738
Reorganization expenses	0	0	3,424,521

Total operating expenses	42,481,269	44,031,477	117,245,609

Operating income	6,284,202	3,971,614	11,349,476
Interest expense	(16,413,145)	(11,140,111)	(22,157,361)
Gain on sale of assets	0	137,238,005	12,098,609
Litigation settlement, net	0	3,374,482	0
Interest income	1,288,887	2,021,747	479,718
Gain on early extinguishment of debt	0	0	2,842,833
Other expenses	0	0	(351,479)

Income (loss) before income tax (expense) benefit	(8,840,056)	135,465,737	4,261,796
Federal income tax (expense) benefit	1,133,000	(46,284,078)	10,862,007

Net income (loss)	(7,707,056)	89,181,659	15,123,803
Dividends accrued on preferred shares	(1,555,246)	(1,950,401)	(2,321,771)

Net income (loss) applicable to common shares	$(9,262,302)	$87,231,258	$12,802,032

Average common shares outstanding	6,180,152	6,181,664	6,195,685

Average common and common equivalent shares outstanding	6,180,152	6,808,185	6,822,720

Income (loss) per common share:
Basic	$(1.50)	$14.11	$2.07

Diluted	$(1.50)	$12.81	$1.88

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficiency)
For the Years Ended September 30, 2002, 2001 and 2000

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 1999	$61,954	$24,117,989	$51,513,504	$(134,865,256)	$0	$0	$(87,774)	$(59,259,583)
Net income				15,123,803				15,123,803
Preferred stock dividend accrued		2,321,771		(2,321,771)				0
Stock options exercised	50		7,450					7,500

Balances, September 30, 2000	62,004	26,439,760	51,520,954	(122,063,224)	0	0	(87,774)	(44,128,280)
Net income				89,181,659				89,181,659
Preferred stock dividend accrued		1,950,401		(1,950,401)				0
Common and preferred stock acquired in litigation settlement	(536)	(10,800,869)	5,364,422					(5,436,983)
Preferred stock purchased		(842,706)	390,473					(452,233)
Unrealized loss on marketable securities					(406,701)			(406,701)
Stock options exercised	65		7,935					8,000

Balances, September 30, 2001	61,533	16,746,586	57,283,784	(34,831,966)	(406,701)	0	(87,774)	38,765,462
Net loss				(7,707,056)				(7,707,056)
Preferred stock dividend accrued		1,555,246		(1,555,246)				0
Preferred stock purchased		(155,076)	79,955					(75,121)
Stock options exercised	681		73,743			(73,743)		681
Unrealized gain on marketable securities					312,023			312,023

Balances, September 30, 2002	$62,214	$18,146,756	$57,437,482	$(44,094,268)	$(94,678)	$(73,743)	$(87,774)	$31,295,989

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(7,707,056)	$89,181,659	$15,123,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,035,038	4,132,320	11,416,738
Gain on sale of assets	0	(137,238,005)	(12,098,609)
Negative amortization of debt	1,117,411	747,897	0
Gain on early extinguishment of debt	0	0	(2,842,833)
Debt discount amortization	0	0	1,291,008
Reorganization expenses paid in connection with Chapter 11 and related legal proceedings	0	0	3,424,521
Change in assets and liabilities:
Accounts receivable, net	(165,917)	(2,116,020)	27,384
Inventories	(12,542)	495,175	416,296
Prepaid expenses and other	(5,629)	3,030,599	500,059
Deferred income taxes	(633,000)	45,706,083	(10,982,007)
Other assets	(1,846,292)	(1,126,285)	1,861,422
Accounts payable	922,826	(1,437,275)	(2,374,633)
Interest payable	(91,770)	(1,745,170)	(10,369,903)
Accrued and other liabilities	3,987,202	162,999	(2,619,191)

Net cash provided by (used in) operating activities before reorganization items	1,600,271	(206,023)	(7,225,945)
Reorganization expenses paid in connection with Chapter 11 and related legal proceedings	0	0	(3,424,521)

Net cash provided by (used in) operating activities	1,600,271	(206,023)	(10,650,466)

Cash flows from investing activities:
Proceeds from sale of assets	0	207,500,000	37,126,512
Decrease (increase) in restricted cash	2,485,305	(15,506,855)	0
Cost and expenses related to sale of assets	0	(3,691,166)	0
Capital expenditures	(4,352,497)	(68,936,475)	(2,145,360)
Marketable securities purchased	(7,314,325)	(9,673,334)	0
Marketable securities sold	5,262,028	0	0
Development costs	0	0	(25,388)

Net cash provided by (used in) investing activities	(3,919,489)	109,692,170	34,955,764

Cash flows from financing activities:
Long-term debt	0	0	43,500,000
Non-recourse debt	0	55,434,006	0
Obligation under lease	0	32,500,000	0
Paid on long-term debt	(5,203,337)	(177,618,484)	(76,036,040)
Paid on note payable—officer	0	(1,500,000)	0
Proceeds of note payable—officer	0	0	1,500,000
Debt issue costs	0	(3,194,349)	0
Capital stock acquired	(75,121)	(5,889,216)	0
Stock options exercised	0	8,000	7,500

Net cash used in financing activities	(5,278,458)	(100,260,043)	(31,028,540)

Increase (decrease) in cash and cash equivalents	(7,597,676)	9,226,104	(6,723,242)
Cash and cash equivalents, beginning of year	16,213,088	6,986,984	13,710,226

Cash and cash equivalents, end of year	$8,615,412	$16,213,088	$6,986,984

See the accompanying Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended September 30, 2002, 2001 and 2000

1.    Basis of Presentation and General Information

        Archon Corporation, (the "Company" or "Archon"), is a publicly traded Nevada corporation. The Company's primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. ("PHI"), which operates the Pioneer Hotel & Gambling Hall (the "Pioneer") in Laughlin, Nevada under long-term lease and license arrangements. In addition, the Company owns real estate on Las Vegas Boulevard South (the "Strip") and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

        Until October 2, 2000, the Company, through its wholly-owned subsidiary SFHI Inc., formerly known as Santa Fe Hotel, Inc. ("SFHI"), owned and operated the Santa Fe Hotel and Casino (the "Santa Fe"), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets, including the rights to the name "Santa Fe Hotel and Casino" for $205.0 million (the "SFHI Asset Sale"). The SFHI Asset Sale resulted in a pre-tax gain of $137.2 million. In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of Mr. Lowden's family entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe.

        On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986, as amended (the "Code"), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company will operate the Pioneer (collectively, the "Pioneer Transactions").

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

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Archon and its wholly owned subsidiaries. Amounts representing the Company's investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Investments which mature within 90 days from the date of purchase are treated as cash equivalents. These investments are stated at cost which approximates their market value.

Investment in Marketable Securities

        Debt securities available-for-sale are stated at market value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities. Debt securities available-for-sale at September 30, 2002 includes investments in government obligations and corporate securities.

        Equity securities available-for-sale are reported at fair value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined on a specific identification method. At September 30, 2002, equity securities available-for-sale included investments in common and preferred stock.

        The Company recorded $312,000 of other comprehensive gain and $407,000 of other comprehensive loss associated with unrealized gains or losses on these securities during the years ended September 30, 2002 and 2001, respectively. At September 30, 2000, market value approximated cost; therefore, the Company did not record any other comprehensive income (loss).

        The following is a summary of available-for-sale marketable securities as of September 30, 2002 and 2001:

	2002
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Government and agency obligations	$3,781,128	$2,167	$17,446	$3,765,849
Other debt securities	6,094,982	127,793	55,564	6,167,211

Total debt securities	9,876,110	129,960	73,010	9,933,060
Equity securities	1,992,264	425,069	169,994	2,247,339

Total	$11,868,374	$555,029	$243,004	$12,180,399

	2001
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Government and agency obligations	$4,005,210	$68,577	$0	$4,073,787
Other debt securities	4,320,438	39,626	83,813	4,276,251

Total debt securities	8,325,648	108,203	83,813	8,350,038
Equity securities	1,897,132	15,367	446,458	1,466,041

Total	$10,222,780	$123,570	$530,271	$9,816,079

        The cost and estimated fair value of debt securities as of September 30, 2002 and 2001 by contractual maturity are shown below:

	2002
	Cost	Fair Value
Due in one year or less	$259,535	$248,785
Due after one year through five years	569,741	573,196
Due after five years through ten years	1,763,694	1,755,170
Due after ten years	3,502,012	3,590,060
Mortgage backed securities	3,781,128	3,765,849

Total	$9,876,110	$9,933,060

	2001
	Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	356,702	369,711
Due after five years through ten years	1,000,000	1,004,528
Due after ten years	3,268,946	3,224,588
Mortgage backed securities	3,700,000	3,751,211

Total	$8,325,648	$8,350,038

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

	2002	2001	2000
Food and beverage	$4,530	$5,120	$11,725
Hotel	825	843	927
Other	72	133	694

Total	$5,427	$6,096	$13,346

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

Earnings Per Share

        The Company presents its per share results in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. The effect of options outstanding was included in diluted calculations during the years ended September 30, 2001 and 2000 but was not included in diluted calculations during fiscal years 2002 since the Company incurred a net loss. The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 626,521 and 627,035 shares for the years ended September 30, 2001 and 2000, respectively.

        The Board of Directors of the Company has authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $2.5 million. Additionally, as discussed in Note 16, in connection with the settlement of litigation initiated by the Company, the Company, among other items, acquired 3,456,942 shares of preferred stock. Pursuant to the Certificate of Designation of the preferred stock, shares of preferred stock acquired by the Company are retired. See Note 27

Estimates and Assumptions

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

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has determined that SFAS 146 will not have a material impact on its financial position and results of operations.

        In April 2002, FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements. The Company adopted SFAS 145 in the current fiscal year. Therefore, a gain on the early extinguishment of debt has been reclassified from extraordinary income to ordinary income. See Note 21

        In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

Fair Value of Financial Instruments

        The Company estimates the fair value of its preferred stock to be $6.3 million at September 30, 2002 based upon available market prices. The Company estimates that its debt and all other financial instruments have a fair value which approximates their recorded value.

Reclassifications

        Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the presentation used in 2002.

3.    Cash and Cash Equivalents

        At September 30, 2002, the Company held cash and cash equivalents of $8.6 million compared to $16.2 million at September 30, 2001. Approximately $1.7 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in the Pioneer Transactions. See Note 12

        At September 30, 2002, approximately $1.6 million was held in escrow pursuant to the agreements related to the SFHI Asset Sale.

4.    Restricted Cash

        At September 30, 2002 and 2001, approximately $13.0 million and $15.5 million, respectively, were held by SFHI is restricted in use and has been pledged to secure SFHI's guaranty of PHI's lease and license obligations. The permitted investments for the restricted cash are investment grade commercial paper, money market accounts, government backed securities and preferred stock of the Purchaser. Additionally, $1.7 million of the $13.0 million may be used for capital expenditures at the Pioneer and acquisition of real property and equipment under lease at the Pioneer. See Note 12

5.    Accounts Receivable, Net

        Accounts receivable at September 30, 2002 and 2001 consisted of the following:

	2002	2001
Casino and hotel	$679,200	$1,095,500
Investment properties	3,021,562	3,021,562
Other	258,016	565,059

	3,958,778	4,682,121
Less allowance for doubtful accounts	(606,599)	(1,495,859)

Total	$3,352,179	$3,186,262

        Changes in the allowance for doubtful accounts for the years ended September 30, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Balance, beginning of year	$1,495,859	$2,081,913	$1,890,494
Provision	35,714	156,302	449,075
Accounts written-off	(924,974)	(742,356)	(257,656)

Balance, end of year	$606,599	$1,495,859	$2,081,913

6.    Land Held for Development

        In October 1995, the Company acquired an approximately 27-acre parcel on Las Vegas Boulevard South which was valued at approximately $21.5 million. The Company assumed an operating lease under which a water theme park operates on the 27-acre parcel. The lease may be terminated by the Company at any time. A loan owed by the tenant to the former owner would have been payable by SLVC if it terminated the lease prior to December 31, 2004; however, that loan was paid in full by the tenant in July 2002. Under the terms of the lease, as amended, the water theme park remits a base rent of approximately $19,000 monthly plus an annual rent payment based on gross receipts.

        In 1994, SFHI acquired for $1.6 million the approximately 20-acre parcel of undeveloped real property at the corner of Rainbow and Lone Mountain Road in Las Vegas, Nevada. In connection with the SFHI Asset Sale, the Company and SFHI granted an option to the buyer through October 2003 to purchase the property for $5.0 million.

7.    Property and Equipment, Net

        In December 2000, PHI sold all of its gaming equipment for cash consideration of $2.5 million. Simultaneously, PHI entered into an agreement to lease the equipment for a period of four years at approximately $63,000 per month. The lease had been accounted for as an operating lease, and accordingly, the gain on sale of approximately $800,000 had been deferred and was being amortized over the term of the lease. Upon repurchase of the equipment, the unamortized balance of the deferred gain was accounted for as part of the cost basis of the repurchased equipment.

        In May 2002, the Pioneer purchased gaming equipment previously subject to lease for approximately $2.1 million, $1.9 million of which was released from the restricted cash account. As a result, the rental expense for gaming equipment decreased by approximately $63,000 per month subsequent to April 30, 2002. In addition, the Company used approximately $1.0 million from the restricted cash account for partial payment for a slot tracking system at the Pioneer and approximately $400,000 from the restricted cash account for additional capital expenditures at the Pioneer, including the purchase of new slot equipment.

        Included in Property and equipment, net in the accompanying Consolidated Balance Sheets at September 30, 2002 and 2001 are certain assets held under lease at the Pioneer with a net carrying value of approximately $29.2 million and $30.5 million, respectively. See Note 12

8.    Rental Property Held for Investment, Net

        The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The expense incurred to acquire the property is recorded in Other assets in the accompanying Consolidated Balance Sheets and is being amortized over the remaining term of the lease. Deferred rent at September 30, 2002 in the amount of $11.3 million is included in Other liabilities on the accompanying Consolidated Balance Sheets. See Note 11

        The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the property are recorded in Other assets in the accompanying Consolidated Balance Sheets and are being amortized over the remaining term of the lease. Deferred rent at September 30, 2002 in the amount of $1.2 million is included in Other assets on the accompanying Consolidated Balance Sheets. See Note 11

9.    Other Assets

        Included in Other assets at September 30, 2002 is $900,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

10.  Long-Term Debt

        The scheduled maturities of long-term debt for the years ending September 30 are as follows:

2003	$93,100
2004	95,431
2005	72,528
2006	79,657
2007	14,350
Thereafter	0

Total	$355,066

11.  Non-Recourse Debt Obligations

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

The first mortgage indebtedness is non-recourse and matures in June 2019 to coincide with the end of the lease term. See Note 8

        The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. See Note 8

        The scheduled maturities of non-recourse debt for the years ending September 30 are as follows:

2003	$5,733,795
2004	6,414,729
2005	30,057,775
2006	1,915,478
2007	2,195,326
Thereafter	76,818,601

Total	$123,135,704

12.  Obligations Under Lease

        On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property (excluding gaming equipment) and intangible assets used by the Pioneer for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and the issuance of preferred stock of the Purchaser having a $1.0 million liquidation preference. See Notes 4 and 8

        The Company recorded the Pioneer Transactions in accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases." As of September 30, 2002, the Company has recorded $35.4 million as an Obligation under lease in the accompanying Consolidated Balance Sheets.

        The scheduled minimum lease payments of obligation under lease for the years ended September 30 are as follows:

2003	$3,414,969
2004	3,901,602
2005	4,155,248
2006	4,279,906
2007	4,408,303
Thereafter	92,489,381

112,649,409
Less amount representing interest	77,284,101

Present value of minimum lease payments	$35,365,308

        Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restriction on competing in the Laughlin, Nevada area, limitations on the incurrence of recourse debt obligations by Archon and restrictions on dividend payments on the Archon preferred stock. In addition, Archon agreed to maintain minimum consolidated liquidity amounts and agreed to forgo receipt of a management fee and to contribute capital to PHI and in certain events to the restricted cash account in the event the ratio of fixed charges to operating cash flows at the Pioneer falls below 1.20 to 1.00 and 1.00 to 1.00, respectively, during any twelve month period, determined on a quarterly basis beginning March 31, 2001. The Company has an option to purchase the assets under the lease and license agreements between the end of the third and seventh years of the lease and license arrangements, at purchase price amounts which, at the date of the Pioneer Transactions, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value. See Notes 4 and 7

        Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001. Additionally, PHI's ratio of fixed charges to operating cash flow for the four quarters ended June 30, 2002 and September 30, 2002 were 0.92 to 1.00 and 0.87 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amount of approximately $375,000 and $275,000 with respect to the June and September 2002 quarters, respectively. If PHI's ratio of fixed charges to operating cash flows is less than 1.00 to 1.00 for the quarter ending December 31, 2002, Archon will be obligated to make deposits to the restricted cash account in addition to making capital contributions to PHI.

        Furthermore, Archon would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI's fixed charge ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the ratio of fixed charges to operating cash flow was 0.93 to 1.00, and 0.92 to 1.00, respectively. However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations. The elimination of the rent payments reduces fixed charges in periods subsequent to the repurchase date. Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI's ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively. Archon advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charge ratios giving effect to the May 2002 purchase of leased gaming equipment. The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis. If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

13.  Leases

        All non-cancelable leases have been classified as operating leases. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property. Amortization of assets leased under capital leases in prior years is included in depreciation and amortization expense in the Consolidated Statements of Operations.

        At September 30, 2002, the Company had an operating lease for real property which expires in 2078 and operating leases for corporate offices. The Company had no property and equipment under capital leases, other than the real and personal property described in Note 12.

        Future minimum lease payments as of September 30, 2002 are as follows:

Operating
2003	$938,163
2004	919,155
2005	900,147
2006	846,261
2007	792,375
Thereafter	56,456,700

$60,852,801

        Included in future minimum operating lease payments are rental costs associated with the real property under the lease at the Pioneer.

        Rent expense was $1,457,869, $1,338,048 and $862,373 for the years ended September 30, 2002, 2001 and 2000, respectively.

14.  Gain on Sale of Assets

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

        In November 1999, SLVC sold real property located in Henderson, Nevada it had acquired in March 1999 for $37.2 million. The Company recorded a pre-tax gain on the sale of approximately $12.1 million in the quarter ended December 31, 1999. In connection with the sale, the Company, SLVC, SFHI, Paul W. Lowden and members of the family of Paul W. Lowden entered into non-compete agreements, in which they agreed not to compete through November 15, 2014 within a five-mile radius of two of the buyer's casinos located in the Henderson, Nevada area.

15.  Litigation Settlement, Net

        On March 20, 2001 the Company agreed to settle the lawsuit titled Sahara Gaming Corporation, et al. v. Francis L. Miller, et al., CV-S-94-01109-LRL, filed by the Company alleging, among other things, violations of the Securities Exchange Act of 1934. The terms of the settlement required that (i) the defendants' insurers pay the Company approximately $4.9 million and the Company dismiss with prejudice all its claims against all defendants, (ii) the Company pay Francis Miller approximately $900,000 and Francis Miller dismiss with prejudice all his counterclaims and third-party claims against the Company, and (iii) plaintiffs and defendants cause the lawsuit and counterclaims to be dismissed with prejudice. The Company has reflected the net proceeds received in the settlement, net of legal expenses incurred, as gain from litigation settlement in the accompanying Consolidated Statements of Operations.

        On April 20, 2001, the Company entered into a settlement agreement with David H. Lesser, Hudson Bay Partners, L.P. and certain of their affiliates. In accordance with the settlement agreement, among other things: (i) the Company and its subsidiaries agreed to dismiss with prejudice pending litigation by the Company against HBP and Mr. Lesser styled Santa Fe Gaming Corporation v. Hudson Bay Partners, L. P., et al., CV-5-99-00298-KJD (LRL) and Santa Fe Gaming Corporation v. Hudson Bay Partners L.P. and David H. Lesser, CV-5-99-00416 LDG (LRL), and Mr. Lesser agreed to dismiss with prejudice his application for reimbursement of approximately $1.1 million in attorneys' fees in connection with the PHI and PFC bankruptcies, pursuant to legal proceedings styled In re Pioneer Finance Corp., Case No. BK-S-99-11404-LBR and In re Pioneer Hotel Inc., Case No. BK-S-99-12854-LBR; (ii) the Company received the 3,456,942 shares of the Company's preferred stock and 53,600 shares of common stock held by the Hudson Bay affiliates; (iii) Mr. Lesser agreed to forfeit options to acquire 12,500 shares of the Company's common stock; (iv) Mr. Lesser forfeited his claim to director fees; (v) Mr. Lesser resigned from the Company's Board of Directors and withdrew his name as the nominee for election by preferred stockholders as a special director at the Company's annual meeting held on May 11, 2001; and (vi) the Company paid Mr. Lesser $5.75 million.

        The Company allocated the $5.75 million payment for financial reporting purposes to the preferred and common shares, based upon quoted market prices for the preferred and common shares, with the remaining amount being recorded as litigation settlement, net in the accompanying Consolidated Statements of Operations.

16.  Preferred Stock

        The Company has outstanding redeemable exchangeable cumulative preferred stock ("Preferred Stock"). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8.0% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11.0%. Beginning October 1, 1999, the dividend rate increased by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16.0% per annum. The dividend rate is 15.0% effective October 1, 2002. The accrued stock dividends have been recorded as an increase to the Preferred Stock account. As of September 30, 2002, the aggregate liquidation preference of the Preferred Stock was $18.1 million, or $3.57 per share.

        At the election of the Company, the Preferred Stock is redeemable, in whole or in part, at any time and from time to time at a redemption price equal to the per share liquidation preference of $2.14 plus an amount equal to all accrued but unpaid dividends, whether or not declared.

        At the election of the Company, shares of Preferred Stock may be exchanged from time to time for junior subordinated notes of the Company. The principal amount of the junior subordinated notes, if issued, will be equal to the Liquidation Preference of the Preferred Stock for which such notes are exchanged. The junior subordinated notes would mature on September 30, 2008, and would bear interest at an annual rate of 11.0%, payable semi-annually.

        The Company has accrued, but not paid, dividends on the Preferred Stock since September 30, 1996. Dividends accrued but not paid were $7.3 million and $5.8 million as of September 30, 2002 and 2001, respectively. Pursuant to the Certificate of Designation, because at least one full dividend payment has been accrued but not paid for two years, the holders of the Preferred Stock, as a separate class, are entitled to elect two directors to the Company's board of directors. The two directors elected by Preferred Stockholders are in addition to the directors elected by the holders of the Company's Common Stock. The Preferred Stockholders' right to elect two directors will continue until all dividend arrearages have been paid. The agreements relating to the Pioneer Transactions prohibit the Company from paying dividends on the Preferred Stock.

17.  Stock Option Plan

        The Company has a Key Employee Stock Option Plan (the "Stock Option Plan") providing for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. As of September 30, 2002, there were 508,860 options outstanding under the Stock Option Plan. During fiscal years 2002, 2001 and 2000, 68,175, 6,500 options and 5,000 options, respectively, were exercised. During fiscal year 2002, options with respect to 4,000 shares of common stock were granted. No options were granted during the two prior years. The outstanding options have expiration dates through June 2010.

        In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") which provides for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. This Non-Employee Director Plan was terminated on March 21, 2002. As of September 30, 2002, there were 37,500 options outstanding under this plan. During fiscal year 2002, no options were granted. The outstanding options have an expiration date through February 2010.

        SFHI, SLVC and PHI (collectively, the "Subsidiaries"), have adopted subsidiary stock option plans (the "Subsidiary Plans"). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary's Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2002, no options had been granted under any Subsidiary Plans.

Accounting for Stock-Based Compensation

        Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

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

        SFAS 123 requires a Company to disclose pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method. The weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted should also be disclosed. No such stock options were granted in 2001 and 2000, and therefore, no information has been included for those years.

        The model assumes no expected future dividend payments on Archon Corporation's Common Stock for the options granted in 2002 (dollars in thousands, except per share data).

2002
Net loss applicable to common shares:
As reported	$(9,262)
Pro forma	(9,273)
Loss per share:
As reported	(1.50)
Pro forma	(1.50)
Weighted average assumptions:
Expected stock price volatility	100.0%
Risk-free interest rate	4.35%
Expected option lives (in years)	5
Estimated fair value of options	2.64

18.  Federal Income Taxes

        The Company accounts for income taxes under SFAS 109. In accordance with SFAS 109, deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

        The expense (benefit) for income taxes attributable to pre-tax income (loss) consisted of:

	2002	2001	2000
	(dollars in thousands)
Current	$0	$0	$120
Deferred	(1,133)	46,284	(10,982)

Total expense (benefit)	$(1,133)	$46,284	$(10,862)

        The expense (benefit) for income taxes attributable to pre-tax income (loss) differs from the amount computed at the federal income tax statutory rate as a result of the following:

	2002	2001	2000
	(dollars in thousands)
Amount at statutory rate	$(3,094)	$47,413	$1,492
Goodwill	0	(17,843)	0
Goodwill reserve	1,925	16,691	0
Valuation allowance	0	0	(12,447)
Other	36	23	93

Total	$(1,133)	$46,284	$(10,862)

        The Company recorded a valuation allowance in fiscal 1999 to reduce the carrying value of the net deferred tax assets due to the uncertainty surrounding the utilization of the net operating losses. The valuation allowance was reversed in fiscal 2000 due to the sale of substantially all of the assets of SFHI in October 2000 resulting in a federal income tax benefit for the 2000 fiscal year of $11.0 million.

        The components of the net deferred tax liability consisted of the following:

	2002	2001
	(dollars in thousands)
Deferred tax liabilities:
Prepaid expenses	$361	$181
Fixed asset cost, depreciation and amortization, net	33,152	34,711
Other	3,057	2,411

Gross deferred tax liabilities	36,570	37,303

Deferred tax assets:
Net operating loss carryforward	18,541	16,691
Reserves for accounts and contracts receivable	240	436
Other	663	503
Deferred payroll	199	188
Tax credits	1,452	1,452

Gross deferred tax assets	21,095	19,270

Net deferred tax (liability) before goodwill reserve	(15,475)	(18,033)
Goodwill reserve	(18,616)	(16,691)

Net deferred tax (liability)	$(34,091)	$(34,724)

        At September 30, 2002, the Company had a net operating loss carryforward for regular income tax purposes of approximately $53.0 million, which will fully expire by the year 2022.

19.  Benefit Plans

        The Company has a savings plan (the "Plan") qualified under Section 401(k) of the Code. The Plan covers substantially all of the Company's employees. The Company's matching contributions paid in 2002, 2001 and 2000 were $59,000, $67,000 and $124,000, respectively.

20.  Related Parties

        In January 2000, the Company paid $50,000 to each of Messers. Paul W. Lowden, Christopher W. Lowden, son of Paul W. Lowden, and David G. Lowden, brother of Paul W. Lowden, in exchange for each of them individually having entered into a fifteen year non-compete agreement in November 1999 in connection with the sale of the real property in Henderson, Nevada and related agreements.

        In June 2000, the Company issued an unsecured note for $1.5 million with Paul W. Lowden which bore interest at the rate of 12% per annum. The unsecured note was due on the earlier of the closing of the sale of substantially all the assets of SFHI or December 15, 2000. The proceeds from the note together with available working capital were used to make a $3.0 million principal payment due June 20, 2000 on indebtedness of the Company. The note was repaid in connection with the SFHI Asset Sale.

        In October 2000, in connection with the SFHI Asset Sale, Paul W. Lowden and members of the family of Paul W. Lowden agreed to a three year non-compete agreement. In November 2000, the Company agreed to pay $205,000 to Mr. David Lowden for services rendered in connection with the SFHI Asset Sale.

        In December 2000, in connection with the Pioneer Transactions, PHI formed Pioneer LLC, a limited liability company ("PLLC"), to which PHI transferred 100% of its real and personal property (excluding gaming equipment) and intangible assets, valued at approximately $1.0 million, net of $32.5 million of debt secured by the assets of Pioneer, for a 100% interest in PLLC. Subsequently, PLLC admitted LICO, a Nevada corporation wholly owned by Paul W. Lowden, as a 10% minority interest member, in exchange for a capital contribution of $100,000 (the "Minority Member"). PLLC subsequently transferred the assets contributed by PHI to the Purchaser in exchange for preferred stock of the Purchaser with a liquidation preference of $1.0 million and the assumption and immediate repayment by the Purchaser of $32.5 million of indebtedness owed to SFHI. The investment by the Minority Member is reflected as Other liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2001. In October 2001, PLLC acquired LICO's minority interest for $100,000 plus 10% of PLLC's net income through September 30, 2001.

        The Company has entered into a Patent Rights and Royalty Agreement with David Lowden with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. At September 30, 2002, the Company had expended $245,000 for commercial development of the technology.

        In fiscal 2001, the Company purchased for $100,000 Class B member interests in Dukes, LLC, a Nevada limited liability company ("Dukes") that is developing a restricted slot operation, restaurant and entertainment facility. Christopher Lowden is a limited partner in the company that is the managing member of Dukes. A subsidiary of the Company entered into a casino space lease (the "Duke's-Sparks Lease") with Duke's-Sparks LLC a Nevada limited liability company ("Duke's-Sparks") under which, subject to approval of the Nevada gaming authorities, a subsidiary of the Company would have operated the casino operations of the Duke's facility upon commencement of operations. However, a subsidiary of the Company terminated that lease in accordance with the terms of the lease and subsequent to September 30, 2002, entered into an amended casino space lease with Duke's-Sparks. At September 30, 2002, the Company had expended $126,000 for licensing and preopening costs for Duke's facility, which amount is reflected as Accounts receivable, net in the accompanying Consolidated Balance Sheets. See Note 27

        See Note 9 for information regarding transactions between the Company and J & J Mortgage.

        In May 2002, the Company issued 68,175 shares of common stock to a former officer of the Company upon the former officer's exercise of outstanding stock options. In connection with the option exercise, the Company loaned the former officer $73,743 to fund substantially all of the option exercise price. The loan, which is due in January 2008, is included in stock subscriptions receivable in the equity section of the accompanying consolidated financial statements.

21.  Gain on Early Extinguishment of Debt

        Between December 1999 and August 2000, SLVC purchased approximately $18.4 million principal amount of 13 1/2% first mortgage notes due December 1998 (the "13 1/2% Notes"), plus accrued and unpaid interest. The Company reported a gain on the acquisition of the 13 1/2% Notes by SLVC of approximately $2.8 million in the accompanying Consolidated Statements of Operations for the fiscal year ended September 30, 2000.

22.  Other Expense

        During fiscal year 2000, the Company reported a charge to earnings of approximately $350,000 associated with costs and expenses of a proposed offering of debt securities which was not consummated.

23.  Reorganization Expenses

        On February 23, 1999, Pioneer Finance Corp. ("PFC"), an indirect wholly-owned subsidiary of the Company, voluntarily commenced a Chapter 11 proceeding. On April 12, 1999, PHI voluntarily commenced its Chapter 11 proceeding to facilitate the reorganization of the 13 1/2% Notes. PFC and PHI (collectively, the "Debtors") filed on February 7, 2000 a proposed Disclosure Statement to accompany their Fifth Amended Joint Plan of Reorganization (the "Modified Joint Plan"). The Bankruptcy Court approved a motion to amend the Modified Joint Plan in accordance with terms contained in the Restated Fifth Amended Joint Plan of Reorganization (the "Restated Modified Joint Plan"). On April 28, 2000, the Bankruptcy Court confirmed the Restated Modified Joint Plan.

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

        In fiscal year 2000, PHI incurred approximately $3.4 million in reorganization expenses pursuant to PHI's petition for relief under Chapter 11 of the United States Bankruptcy Code.

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

24.  Contingencies

Litigation:

        The Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Poulos v. Caesar's World, Inc., et al. and Ahern v. Caesar's World, Inc., et al.

        The Company is a defendant in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar's World, Inc., et al., Ahern v. Caesar's World, Inc., et al. and Schrier v. Caesar's World, Inc., et al.. along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the "Court"). Also named as defendants in these actions are many of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants' acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

        In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs' filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. On June 26, 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. On August 15, 2002, the Ninth Circuit granted review. The plaintiffs have not yet filed their briefs, and the Ninth Circuit has been conducting a mediation to attempt to resolve the case.

Local Joint Executive Board et al.

        The Company is the defendant in a pending action titled Local Joint Executive Board et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH. The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act, ("WARN Act"), by improperly providing notification of the closing of the Santa Fe. The plaintiffs seek damages in the amount provided for by the statute. The plaintiffs filed a motion for class certification, and the Company stipulated to the certification. On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety. Plaintiffs filed a memorandum in opposition to defendant's motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid. On February 1, 2002 a hearing was held on the motions and the court denied both the plaintiffs' and Archon's motions for summary judgment. However, the court subsequently narrowed the scope of the case, and set the case for trial to commence October 21, 2002. On October 1, 2002, the parties participated in a settlement conference with the Magistrate Judge assigned to the case. A settlement was reached whereby the Company agreed to pay the plaintiffs the total lump sum of $202,000 in exchange for a dismissal of the lawsuit with prejudice and a full release of all claims relating to the closure of the Santa Fe Hotel & Casino. The class action settlement was approved by the court on October 24, 2002. The Company accrued the settlement payment in September 2002 and made the payment in December 2002.

25.  Supplemental Statement of Cash Flows Information

        Supplemental statement of cash flows information for the years ended September 30, 2002, 2001 and 2000 consisted of:

	2002	2001	2000
	(Dollars in thousands)
Operating activities:
Cash paid during the year for interest	$15,388	$9,999	$27,999

Cash paid during the year for income taxes	$0	$698	$0

Investing and financing activities:
Non-recourse debt assumed with the acquisition of investment properties	$0	$77,255	$0

Long-term debt incurred in connection with the acquisition of machinery and equipment	$104	$0	$391

Preferred stock dividends at liquidation value: Accrued	$1,555	$1,950	$2,322

Negative amortization of obligation under lease	$1,117	$748	$0

Unrealized gain (loss) on marketable securities	$312	$(407)	$0

26.  Segment Information

        The Company's operations are in the hotel/casino industry and investment properties. The Company's hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland, which were acquired in March 2001. "Other & Eliminations" below includes financial information for the Company's corporate operations, adjusted to reflect eliminations upon consolidation, and fiscal 2000 includes operations of the Santa Fe Hotel and Casino sold on October 2, 2000.

        Segment information for the years ended September 30, 2002, 2001 and 2000 consisted of:

	2002	2001	2000
	(Dollars in thousands)
Pioneer Hotel
Operating revenues	$35,468	$40,020	$44,614

Operating income	$251	$1,483	$1,545

Interest expense	$4,760	$4,370	$6,467

Depreciation and amortization	$2,001	$2,075	$2,502

Reorganization expenses	$0	$0	$3,425

Interest income	$17	$95	$135

EBITDA(1)	$2,269	$3,653	$4,182

Capital expenditures	$4,143	$752	$1,379

Identifiable assets(2)	$37,099	$36,070	$37,749

Investment Properties(3)
Operating revenues	$12,402	$7,204	$0

Operating income	$8,709	$5,508	$0

Interest expense	$11,772	$7,297	$0

Depreciation and amortization	$3,693	$1,696	$0

Interest income	$0	$0	$0

EBITDA(1)	$12,402	$7,204	$0

Capital expenditures	$0	$145,019	$0

Identifiable assets(2)	$147,077	$150,019	$0

Other & Eliminations
Operating revenues	$895	$779	$83,981

Operating income (loss)	$(2,676)	$(3,019)	$9,804

Interest expense	$(119)	$(527)	$15,690

Depreciation and amortization	$341	$361	$8,915

Interest income	$1,272	$1,927	$345

EBITDA(1)	$(1,063)	$(731)	$19,064

Capital expenditures	$313	$421	$1,158

Identifiable assets(2)	$57,910	$63,396	$107,847

Total
Operating revenues	$48,765	$48,003	$128,595

Operating income	$6,284	$3,972	$11,349

Interest expense	$16,413	$11,140	$22,157

Depreciation and amortization	$6,035	$4,132	$11,417

Reorganization expenses	$0	$0	$3,425

Interest income	$1,289	$2,022	$480

EBITDA(1)	$13,608	$10,126	$23,246

Capital expenditures	$4,456	$146,192	$2,537

Identifiable assets(2)	$242,086	$249,485	$145,596

(1)
EBITDA represents earnings before interest expense, taxes, depreciation and amortization. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), and it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(2)
Identifiable assets represents total assets less elimination for intercompany items.

(3)
During fiscal 2001, the Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The payments received under lease agreements with respect to both properties are applied to debt service payments on non-recourse indebtedness secured by the respective properties.

27.  Subsequent Events

        In October 2002, the Board of Directors of the Company authorized an increase in the amount of cash that may be used under the Company's preferred stock repurchase program to purchase preferred stock to $2.5 million.

        On October 8, 2002 the Company entered into a Subordinated Loan Agreement (the "Dukes Loan Agreement") with Duke's-Sparks, which owns Duke's Casino in Sparks, Nevada. Under the Dukes Loan Agreement, Duke's-Sparks may borrow up to $1.1 million for construction, equipment, furnishings and other costs related to the completion and opening of Duke's Casino. The loan matures on October 8, 2009 and bears interest at an annual rate of 15%, plus additional interest at an annual rate of 10% until the option described below is exercised. In connection with the Dukes Loan Agreement, the Company received an option to acquire 70% of the equity in the entity that owns Duke's. As of December 16, 2002 Duke's had borrowed approximately $700,000 and the Company expects that the entire amount under the loan will be borrowed by December 31, 2002.

        On October 4, 2002, a subsidiary of the Company entered into the Duke's-Sparks Lease with Dukes-Sparks under which a subsidiary of the Company will lease Duke's Casino. The Duke's-Sparks Lease will become effective on the first day of the month immediately following the month in which the Company has obtained all gaming approvals required in order for the Company to operate the casino at Duke's Casino and will expire on the date which is the earlier of three years after the commencement date of the Duke's-Sparks Lease, or the date which is the first day of the month which immediately follows the month in which Dukes-Sparks receives the necessary approvals to operate the casino. The Duke's-Sparks Lease provides for monthly base rent in the amount of $81,216.

28.  Quarterly Results of Operations (Unaudited)

	2002	2001
	(Dollars in thousands, except per share)
Revenues
First Quarter	$12,406	$10,014
Second Quarter	14,027	12,202
Third Quarter	11,383	13,790
Fourth Quarter	10,949	11,997

	$48,765	$48,003

Operating income (loss)
First Quarter	$1,586	$(936)
Second Quarter	2,717	1,250
Third Quarter	1,072	2,346
Fourth Quarter	909	1,312

	$6,284	$3,972

Net income (loss)
First Quarter	$(1,369)	$89,947
Second Quarter	(827)	2,823
Third Quarter	(3,683)	(1,704)
Fourth Quarter	(1,828)	(1,884)

	$(7,707)	$89,182

Net income (loss) per common share
First Quarter	$(0.28)	$14.41
Second Quarter	(0.20)	0.35
Third Quarter	(0.66)	(0.34)
Fourth Quarter	(0.36)	(0.31)

	$(1.50)	$14.11

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant Executive Compensation and Other Information

        The information regarding the directors and executive officers of the Company to be included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 14    Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  1. and 2. Financial Statements and Schedules

  The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

  (b)
  Reports on Form 8-K filed during the fourth quarter of 2002.

  None.

  (c)
  Exhibits

  The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)
3.3	Amended and Restated Bylaws of Santa Fe Gaming Corporation.(5)
10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively.(1)
10.2	Key Employee Stock Option Plan.(2)
10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N' Wild Nevada, Inc. and Sahara Corporation.(3)
10.4	Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999.(4)
10.5	First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land.(4)
10.6	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998.(5)
10.7	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI.(6)
10.8	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC.(6)
10.9	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC.(6)
10.10	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden.(7)
10.11	Asset Purchase Agreement dated June 12, 2000 by and among Santa Fe Hotel Inc., Santa Fe Gaming Corporation and Station Casinos, Inc.(8)
10.12	Credit Agreement dated as of June 12, 2000 by and between Pioneer Hotel Inc. and Station Casinos, Inc.(8)
10.13	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000.(9)
10.14	Guaranty by Santa Fe Gaming Corporation, guarantor; Pioneer Hotel Inc., tenant and guarantor and Santa Fe Hotel Inc., guarantor dated December 29, 2000.(9)
10.15	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000.(9)
10.16	Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000.(9)
10.17	Lease Schedule No. 1 to Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000.(9)
10.18	Guaranty by and between PDS Gaming Corporation-Nevada and Santa Fe Gaming Corporation dated December 29, 2000.(9)
10.19	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001.(10)
10.20	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.(10)
10.21	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.(10)

10.22	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999.(10)
10.23	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC.(10)
10.24	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.(10)
10.25	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.(10)
10.26	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005.(10)
10.27	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020.(10)
10.28	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee.(10)
10.29	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)
10.30	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee.(10)
10.31	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden.(11)
10.32	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke's-Sparks, LLC.
10.33	Lease dated October 4, 2002 between Archon Corporation and Dukes Casino.
10.34	Option Agreement dated October 8, 2002 between Endeavor North LLC and Archon Corp.
21	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FOOTNOTES TO EXHIBIT INDEX

(1)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)
Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)
Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.

(5)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(7)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.

(9)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(10)
Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation's Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(11)
Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation's Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION
December 20, 2002	By:	/s/ PAUL W. LOWDEN Paul W. Lowden, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ PAUL W. LOWDEN Paul W. Lowden (Principal Executive Officer)	Chairman of the Board and President (Principal Executive Officer)	December 20, 2002
/s/ SUZANNE LOWDEN Suzanne Lowden	Director	December 20, 2002
/s/ HOWARD E. FOSTER Howard E. Foster	Special Director	December 20, 2002
/s/ JOHN DELANEY John Delaney	Director	December 20, 2002
/s/ WILLIAM J. RAGGIO William J. Raggio	Director	December 20, 2002
/s/ CHARLES W. SANDEFUR Charles W. Sandefur (Principal Financial and Accounting Officer)	Director and Chief Financial Officer (Principal Accounting and Financial Officer)	December 20, 2002

SECTION 302 CERTIFICATION

I, Paul W. Lowden, certify that:

1.
I have reviewed this annual report on Form 10-K of Archon Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002
/s/ Paul W. Lowden Paul W. Lowden Chairman of the Board and President (Principal Executive Officer)

SECTION 302 CERTIFICATION

I, Charles W. Sandefur, certify that:

1.
I have reviewed this annual report on Form 10-K of Archon Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002
/s/ CHARLES W. SANDEFUR Charles W. Sandefur Director and Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)
3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)
3.3	Amended and Restated Bylaws of Santa Fe Gaming Corporation.(5)
10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively.(1)
10.2	Key Employee Stock Option Plan.(2)
10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N' Wild Nevada, Inc. and Sahara Corporation.(3)
10.4	Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999.(4)
10.5	First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land.(4)
10.6	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998.(5)
10.7	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI.(6)
10.8	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC.(6)
10.9	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC.(6)
10.10	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden.(7)
10.11	Asset Purchase Agreement dated June 12, 2000 by and among Santa Fe Hotel Inc., Santa Fe Gaming Corporation and Station Casinos, Inc.(8)
10.12	Credit Agreement dated as of June 12, 2000 by and between Pioneer Hotel Inc. and Station Casinos, Inc.(8)
10.13	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000.(9)
10.14	Guaranty by Santa Fe Gaming Corporation, guarantor; Pioneer Hotel Inc., tenant and guarantor and Santa Fe Hotel Inc., guarantor dated December 29, 2000.(9)
10.15	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000.(9)
10.16	Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000.(9)
10.17	Lease Schedule No. 1 to Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000.(9)
10.18	Guaranty by and between PDS Gaming Corporation-Nevada and Santa Fe Gaming Corporation dated December 29, 2000.(9)
10.19	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001.(10)
10.20	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.(10)

10.21	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.(10)
10.22	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999.(10)
10.23	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC.(10)
10.24	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.(10)
10.25	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc.(10)
10.26	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005.(10)
10.27	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020.(10)
10.28	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee.(10)
10.29	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)
10.30	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee.(10)
10.31	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden.(11)
10.32	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke's-Sparks, LLC.
10.33	Lease dated October 4, 2002 between Archon Corporation and Dukes Casino.
10.34	Option Agreement dated October 8, 2002 between Endeavor North LLC and Archon Corp.
21	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FOOTNOTES TO EXHIBIT INDEX

(1)
Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)
Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)
Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation's Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.

(5)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(7)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.

(9)
Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation's Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(10)
Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation's Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(11)
Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation's Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

QuickLinks

ARCHON CORPORATION AND SUBSIDIARIES ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002 TABLE OF CONTENTS
PART I
  Item 1. Business
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
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES For the Years Ended September 30, 2002, 2001 and 2000
INDEPENDENT AUDITORS' REPORT
Archon Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2002 and 2001
Archon Corporation and Subsidiaries Consolidated Balance Sheets as of September 30, 2002 and 2001
Archon Corporation and Subsidiaries Consolidated Statements of Operations For the Years Ended September 30, 2002, 2001 and 2000
Archon Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficiency) For the Years Ended September 30, 2002, 2001 and 2000
Archon Corporation and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended September 30, 2002, 2001 and 2000
ARCHON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended September 30, 2002, 2001 and 2000
PART III
PART IV
SIGNATURES
SECTION 302 CERTIFICATION
SECTION 302 CERTIFICATION
INDEX TO EXHIBITS