Form 10-K/A
period 2002-09-30
ARCHON CORP
filed 2003-01-28
CIK 812482

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
(Title of class)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  Yes    ☐  No

        The number of shares of common stock outstanding as of December 16, 2002 was 6,221,431. The market value of the common stock held by non-affiliates of the registrant as of December 16, 2002 was approximately $2,658,466. The market value was computed by reference to the average bid and asked price of the common stock on December 16, 2002.

This Form 10-K/A has been prepared and filed by the Company to report the data required in Part III, Item 10. Directors and Executives Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions; to eliminate a paragraph in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations that was included inadvertently in the Annual Report on Form 10-K as originally filed; and to correct certain capitalization and footnote references in the Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES
AMENDED ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002
High	$4.00	$3.55	$3.55	$3.35
Low	3.10	3.10	3.10	2.50
Fiscal 2001
High	5.63	5.06	5.25	4.70
Low	3.75	4.38	4.38	3.10

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

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

        Contractual Obligations and Commitments:    The following table summarizes the Company's fiscal year contractual obligations and commitments as of September 30, 2002:

	2003	2004	2005	2006 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,204	$1,411	$1,658	$49,730	$54,003
Sovereign	4,530	5,004	28,400	31,199	69,133
Obligations under lease:
Pioneer Hotel Inc.	3,415	3,902	4,155	101,177	112,649
Long-term debt:
Building	53	61	70	94	278
Other	40	34	3	0	77
Operating leases:
Ground lease	792	792	792	58,043	60,419
Corporate offices	146	127	108	53	434

Total	$10,180	$11,331	$35,186	$240,296	$296,993

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

Private Securities Litigation Reform Act

        Certain statements in this amended Annual Report on Form 10-K which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

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

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
December 19, 2002

Archon Corporation and Subsidiaries
Consolidated Balance Sheets
as of September 30, 2002 and 2001

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$8,615,412	$16,213,088
Investment in marketable securities	12,180,399	9,816,079
Restricted cash	13,021,550	15,506,855
Accounts receivable, net	3,352,179	3,186,262
Inventories	286,585	274,043
Prepaid expenses and other	975,199	969,570

Total current assets	38,431,324	45,965,897
Property and equipment:
Land held for development	23,109,400	23,109,400
Property held for investment, net	139,996,477	143,457,948
Land used in operations	8,125,589	8,125,589
Buildings and improvements	35,710,958	35,585,377
Machinery and equipment	11,863,817	7,728,010
Accumulated depreciation	(21,529,072)	(19,204,275)

Property and equipment, net	197,277,169	198,802,049
Other assets	6,377,072	4,717,112

Total assets	$242,085,565	$249,485,058

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries
Consolidated Balance Sheets
as of September 30, 2002 and 2001

	2002	2001
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,926,804	$1,003,978
Interest payable	2,285,248	2,377,018
Accrued and other liabilities	2,360,996	3,333,875
Current portion of long-term debt	93,100	66,674
Current portion of non-recourse debt	5,733,795	5,105,010

Total current liabilities	12,399,943	11,886,555
Long-term debt—less current portion	261,966	283,126
Non-recourse debt—less current portion	117,401,909	123,135,704
Obligation under lease	35,365,308	34,247,897
Deferred income taxes	34,091,076	34,724,076
Other liabilities	11,269,374	6,442,238
Commitments
Stockholders' equity:
Common stock, $.01 par value; authorized-100,000,000 shares; issued and outstanding—6,221,431 shares at September 30, 2002 and 6,153,256 at September 30, 2001	62,214	61,533
Preferred stock, exchangeable, redeemable 13.5% cumulative, stated at $2.14 liquidation value, authorized—10,000,000 shares; issued and outstanding—5,077,720 shares at September 30, 2002 and 5,123,082 at September 30, 2001	18,146,756	16,746,586
Additional paid-in capital	57,437,482	57,283,784
Accumulated deficit	(44,094,268)	(34,831,966)
Accumulated other comprehensive loss	(94,678)	(406,701)

Subtotal	31,457,506	38,853,236
Less stock subscriptions receivable	(73,743)	0
Less treasury common stock—4,875 shares, at cost	(87,774)	(87,774)

Total stockholders' equity	31,295,989	38,765,462

Total liabilities and stockholders' equity	$242,085,565	$249,485,058

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

12.  Obligations Under Lease

        On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property (excluding gaming equipment) and intangible assets used by the Pioneer for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and the issuance of preferred stock of the Purchaser having a $1.0 million liquidation preference. See Notes 4 and 7

        The Company recorded the Pioneer Transactions in accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases." As of September 30, 2002, the Company has recorded $35.4 million as an Obligation under lease in the accompanying Consolidated Balance Sheets.

        The scheduled minimum lease payments of obligation under lease for the years ended September 30 are as follows:

2003	$3,414,969
2004	3,901,602
2005	4,155,248
2006	4,279,906
2007	4,408,303
Thereafter	92,489,381

112,649,409
Less amount representing interest	77,284,101

Present value of minimum lease payments	$35,365,308

        Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, restriction on competing in the Laughlin, Nevada area, limitations on the incurrence of recourse debt obligations by Archon and restrictions on dividend payments on the Archon preferred stock. In addition, Archon agreed to maintain minimum consolidated liquidity amounts and agreed to forgo receipt of a management fee and to contribute capital to PHI and in certain events to the restricted cash account in the event the ratio of fixed charges to operating cash flows at the Pioneer falls below 1.20 to 1.00 and 1.00 to 1.00, respectively, during any twelve month period, determined on a quarterly basis beginning March 31, 2001. The Company has an option to purchase the assets under the lease and license agreements between the end of the third and seventh years of the lease and license arrangements, at purchase price amounts which, at the date of the Pioneer Transactions, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value. See Notes 4 and 7

        Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001. Additionally, PHI's ratio of fixed charges to operating cash flow for the four quarters ended June 30, 2002 and September 30, 2002 were 0.92 to 1.00 and 0.87 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amounts of approximately $375,000 and $275,000 with respect to the June and September 2002 quarters, respectively. If PHI's ratio of fixed charges to operating cash flows is less than 1.00 to 1.00 for the quarter ending December 31, 2002, Archon will be obligated to make deposits to the restricted cash account in addition to making capital contributions to PHI.

        Furthermore, Archon would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI's fixed charge ratio for the four quarters ended December 31, 2001 and March 31, 2002, in which the ratio of fixed charges to operating cash flow was 0.93 to 1.00, and 0.92 to 1.00, respectively. However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations. The elimination of the rent payments reduces fixed charges in periods subsequent to the repurchase date. Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI's ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively. Archon advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charge ratios giving effect to the May 2002 purchase of leased gaming equipment. The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis. If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

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

20.  Related Parties

        In January 2000, the Company paid $50,000 to each of Messrs. Paul W. Lowden, Christopher W. Lowden, son of Paul W. Lowden, and David G. Lowden, brother of Paul W. Lowden, in exchange for each of them individually having entered into a fifteen year non-compete agreement in November 1999 in connection with the sale of the real property in Henderson, Nevada and related agreements.

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

        In fiscal 2001, the Company purchased for $100,000 Class B member interests in Duke's, LLC, a Nevada limited liability company ("Duke's") that is developing a restricted slot operation, restaurant and entertainment facility. Christopher Lowden is a limited partner in the company that is the managing member of Duke's. A subsidiary of the Company entered into a casino space lease (the "Duke's-Sparks Lease") with Duke's-Sparks LLC, a Nevada limited liability company ("Duke's-Sparks"), under which, subject to approval of the Nevada gaming authorities, a subsidiary of the Company would have operated the casino operations of the Duke's facility upon commencement of operations. However, a subsidiary of the Company terminated that lease in accordance with the terms of the lease and subsequent to September 30, 2002, entered into an amended casino space lease with Duke's-Sparks. At September 30, 2002, the Company had expended $126,000 for licensing and preopening costs for Duke's facility, which amount is reflected as Accounts receivable, net in the accompanying Consolidated Balance Sheets. See Note 27

        See Note 9 for information regarding transactions between the Company and J & J Mortgage.

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

Local Joint Executive Board, et al.

        The Company is the defendant in a pending action titled Local Joint Executive Board, et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH. The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act, ("WARN Act"), by improperly providing notification of the closing of the Santa Fe. The plaintiffs seek damages in the amount provided for by the statute. The plaintiffs filed a motion for class certification, and the Company stipulated to the certification. On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety. Plaintiffs filed a memorandum in opposition to defendant's motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid. On February 1, 2002 a hearing was held on the motions and the court denied both the plaintiffs' and Archon's motions for summary judgment. However, the court subsequently narrowed the scope of the case, and set the case for trial to commence October 21, 2002. On October 1, 2002, the parties participated in a settlement conference with the Magistrate Judge assigned to the case. A settlement was reached whereby the Company agreed to pay the plaintiffs the total lump sum of $202,000 in exchange for a dismissal of the lawsuit with prejudice and a full release of all claims relating to the closure of the Santa Fe Hotel & Casino. The class action settlement was approved by the court on October 24, 2002. The Company accrued the settlement payment in September 2002 and made the payment in December 2002.

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

        On October 8, 2002 the Company entered into a Subordinated Loan Agreement (the "Duke's Loan Agreement") with Duke's-Sparks, which owns Duke's Casino in Sparks, Nevada. Under the Duke's Loan Agreement, Duke's-Sparks may borrow up to $1.1 million for construction, equipment, furnishings and other costs related to the completion and opening of Duke's Casino. The loan matures on October 8, 2009 and bears interest at an annual rate of 15%, plus additional interest at an annual rate of 10% until the option described below is exercised. In connection with the Duke's Loan Agreement, the Company received an option to acquire 70% of the equity in the entity that owns Duke's. As of December 16, 2002 Duke's had borrowed approximately $700,000 and the Company expects that the entire amount under the loan will be borrowed by December 31, 2002.

        On October 4, 2002, a subsidiary of the Company entered into the Duke's-Sparks Lease with Duke's-Sparks under which a subsidiary of the Company will lease Duke's Casino. The Duke's-Sparks Lease will become effective on the first day of the month immediately following the month in which the Company has obtained all gaming approvals required in order for the Company to operate the casino at Duke's Casino and will expire on the date which is the earlier of three years after the commencement date of the Duke's-Sparks Lease, or the date which is the first day of the month which immediately follows the month in which Duke's-Sparks receives the necessary approvals to operate the casino. The Duke's-Sparks Lease provides for monthly base rent in the amount of $81,216.

28.  Quarterly Results of Operations (Unaudited)

	2002	2001
	(dollars in thousands, except per share)
Revenues:
First Quarter	$12,406	$10,014
Second Quarter	14,027	12,202
Third Quarter	11,383	13,790
Fourth Quarter	10,949	11,997

	$48,765	$48,003

Operating income (loss):
First Quarter	$1,586	$(936)
Second Quarter	2,717	1,250
Third Quarter	1,072	2,346
Fourth Quarter	909	1,312

	$6,284	$3,972

Net income (loss):
First Quarter	$(1,369)	$89,947
Second Quarter	(827)	2,823
Third Quarter	(3,683)	(1,704)
Fourth Quarter	(1,828)	(1,884)

	$(7,707)	$89,182

Net income (loss) per common share:
First Quarter	$(0.28)	$14.41
Second Quarter	(0.20)	0.35
Third Quarter	(0.66)	(0.34)
Fourth Quarter	(0.36)	(0.31)

	$(1.50)	$14.11

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors And Executive Officers

        The following is a list of the current executive officers and directors of Archon Corporation (the "Company"):

Name	Position with the Company
Paul W. Lowden	Chairman of the Board, President and Chief Executive Officer
Charles W. Sandefur	Director, Senior Vice President and Chief Financial Officer, Secretary, Treasurer
Suzanne Lowden	Director, Executive Vice President, Assistant Secretary
William J. Raggio(1)(2)	Director
John W. Delaney(1)(2)	Director
Howard E. Foster(1)	Special Director

(1)
Member of the Audit Committee of the Company.

(2)
Member of the Compensation Committee of the Company.

        The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

        Paul Lowden is 59 years old and has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company's predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden. Mr. Lowden's term as a director of the Company expires at the Annual Meeting of the Shareholders in 2005.

Charles W. Sandefur

        Charles W. Sandefur is 31 years old and joined the Company in May 2002 as Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of the Company. Mr. Sandefur was appointed to the Board of Directors in December 2002. Prior to joining the Company Mr. Sandefur was the chief financial officer of an international franchise company, where he was employed from 1999 through 2001. Mr. Sandefur held executive positions including chief financial officer, financial controller and director of finance with large three casinos in Las Vegas from 1995 through 1999. In addition, he worked for a Big Four accounting firm from 1993 to 1995 and obtained his CPA license in 1995. Mr. Sandefur's term as a director of the Company expires at the Annual Meeting of the shareholders in 2004.

Suzanne Lowden

        Suzanne Lowden is 50 years old and has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman, reporter, writer and producer of television news. Mrs. Lowden is married to Paul W. Lowden. Mrs. Lowden's term as a director of the Company expires at the Annual Meeting of the Shareholders in 2003.

John W. Delaney

        John W. Delaney is 54 years old and has served as a director of the Company since January 1997. He was elected to his current term in February 1997. Mr. Delaney is currently President and Chief Executive Officer of Cityfed Mortgage Co., a mortgage banking firm, where he has been employed since 1978. Mr. Delaney's term as a director of the Company expires at the Annual Meeting of the Shareholders in 2003.

William J. Raggio

        William J. Raggio is 76 years old and served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the boards of directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the board of directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio is also a director of Sierra Health Services, Inc., a Nevada corporation. Mr. Raggio's term as a director of the Company expires at the Annual Meeting of the Shareholders in 2005.

Howard E. Foster

        Howard E. Foster is 58 years old and has served as a special director of the Company elected by holders of the Company's Exchangeable, Redeemable Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as chief financial officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the boards of directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster's term as a special director of the Company expires at the Annual Meeting of the Shareholders in 2003, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

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

        Based solely on its review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the year ended September 30, 2002, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Item 11.    Executive Compensation

        Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2002, 2001 and 2000 of Paul W. Lowden, the Chief Executive Officer. No other executive officer serving as such at the end of the Company's fiscal year ended September 30, 2002 earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2002.

Summary Compensation Table

Name and Principal Position(4)	Fiscal Year	Salary ($)		Bonus ($)			Other Annual Compensation ($)(1)		All Other Compensation ($)
Paul W. Lowden President, Chairman of the Board and CEO	2002 2001 2000	$ $ $	550,000 550,000 550,000	$ $ $	243,750 243,750 287,500	(2) (2) (2)	$ $ $	0 0 0	$ $ $	31,772 42,627 94,659	(3) (3) (3)

(1)
The Company provides automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company's hotel-casino. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry the Company believes the value of any such personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the person named above.

(2)
See "Compensation Arrangements with Mr. Lowden."

(3)
"All Other Compensation" for Paul W. Lowden in fiscal 2002 includes $29,022 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,750 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. "All Other Compensation" for Paul W. Lowden in fiscal 2001 includes $40,002 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,625 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. "All Other Compensation" in fiscal 2000 includes $50,000 paid by the Company to Mr. Lowden for entering into a fifteen-year non-compete agreement in connection with the sale of real property in Henderson, Nevada and other agreements, $42,351 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,308 of matching contributions.

(4)
Charles W. Sandefur was hired by the Company in May 2002 and serves as Senior Vice President and Chief Financial Officer. Mr. Sandefur's total compensation for fiscal 2003 is expected to be over $100,000.

Compensation Arrangements with Mr. Lowden

        The Compensation Committee approved Mr. Lowden's compensation package for fiscal year 2002, which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden's efforts, the Compensation Committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2002.

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

        In December 1998, at the request of Mr. Lowden, the Company's payment of $350,000 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $350,000 was reinstated. In February 1999, the Company satisfied its obligation to pay the remaining $350,000 to Mr. Lowden by the offset of the outstanding $350,000 obligation of LICO to the Company. In December 1999, at the request of Mr. Lowden, the Company's payment of $175,000 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $175,000 was reinstated. The Company satisfied its obligation to pay the remaining $175,000 to Mr. Lowden by the offset of the outstanding $175,000 obligation of LICO to the Company in January 2000. In December 2000, at the request of Mr. Lowden, the Company's payment of $87,500 of bonus and fee obligations satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay to the Company $87,500 was reinstated. The Company satisfied its obligation to pay the remaining $87,500 to Mr. Lowden by the offset of the outstanding $87,500 obligation of LICO to the Company in January 2001. In December 2001, at the request of Mr. Lowden, the Company's payment of $43,750 of bonus and fee obligation satisfied through the offset of the LICO loan was rescinded, and LICO's obligation to pay the Company $43,750 was reinstated. The Company satisfied its obligation to pay the remaining $43,750 to Mr. Lowden by the offset of the outstanding $43,750 obligation of LICO to the Company in January 2002.

Compensation of Directors

        Directors who are not employees of the Company or its affiliates receive $24,000 annually and $1,000 per board meeting attended, $800 per committee meeting attended as a member and $900 per committee meeting attended as Chairman.

        Prior to March 31, 2002, upon first being elected to the board of directors, each non-employee director received options to purchase 12,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Such options fully vest at the date of grant. The non-employee director stock option plan pursuant to which such options were granted was terminated in March 2002.

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

Compensation Plans

Stock Option Plan

        The Company's 1993 Key Employee Stock Option Plan (the "1993 Plan") provides for the grant of options with respect to an aggregate of 1,239,070 shares of the common stock to key employees as determined by the Compensation Committee. An aggregate of 654,535 shares of common stock remain available for grant under the 1993 Plan. No stock options were awarded to, and no stock options were exercised by, the Named Executive Officer in the fiscal year ended September 30, 2002.

1998 Subsidiary Stock Option Plans

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

Savings Plan

        The Company has adopted a savings plan qualified under Section 401(k) of the Code (the "Savings Plan"). The Savings Plan covers substantially all employees, including the Company's executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2002 was $59,000 of which $2,750 and $2,772 were contributed by the Company to the account of Mr. Lowden and all other executive officers as a group, respectively, as matches for employee contributions made.

Compensation Committee Interlocks and Insider Participation

        The members of the compensation committee, John W. Delany and William J. Raggio, are non-employee directors. Mr. Delany has not been an officer of the Company or any of its subsidiaries. Mr. Delany is the president of J & J Mortgage, a mortgage banking company of which Paul W. Lowden is a director and sole stockholder. During fiscal 2002, the Company purchased from J & J Mortgage an aggregate of $900,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. See Item 13, "Certain Relationships and Related Transactions." William J. Raggio, who from 1982 to 1999 served as Vice President, Secretary and General Counsel of the Company and its predecessors, is a shareholder and a member of the law firm of Jones Vargas. During fiscal year 2002, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following sets forth information regarding beneficial ownership of the common stock and the exchangeable redeemable preferred stock of the Company, as of January 23, 2002, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock or preferred stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent	Shares of Preferred Stock		Percent
Paul W. Lowden(1)	4,776,644	(2)	75.71%	810,000	(3)	15.81%
Suzanne Lowden	4,792	(4)	*	2,524	(5)	*
Charles W. Sandefur	2,000	(6)	*	—		—
John W. Delaney	13,750	(6)	*	—		—
William J. Raggio	17,972	(6)	*	5,472		*
Howard Foster	12,500	(6)	*	128,126		2.50%
All Directors and Officers as a group (6 persons)	4,827,658		76.56%	946,122		18.47%

*
Less than 1%

(1)
The address for Paul W. Lowden is c/o Archon Corporation, 3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(2)
Includes 1,528,970 shares held by LICO, which is wholly owned by Mr. Lowden.

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

        In fiscal 2001, the Company purchased for $100,000 Class B member interests in Duke's, LLC, a Nevada limited liability company ("Duke's") that is developing a restricted slot operation, restaurant and entertainment facility. Christopher Lowden, Paul W. Lowden's son, is a limited partner in the company that is the managing member of Duke's. A subsidiary of the Company entered into a casino space lease (the "Duke's-Sparks Lease") with Duke's-Sparks LLC, a Nevada limited liability company ("Duke's-Sparks"), under which, subject to approval of the Nevada gaming authorities, a subsidiary of the Company would have operated the casino operations of the Duke's facility upon commencement of operations. However, a subsidiary of the Company terminated that lease in accordance with the terms of the lease and subsequent to September 30, 2002, entered into an amended casino space lease with Duke's-Sparks. At September 30, 2002, the Company had expended $126,000 for licensing and preopening costs for Duke's facility.

        During fiscal 2002, the Company purchased an aggregate of $900,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. The loans were purchased by the Company for the principal amount, plus accrued interest, if any. J & J Mortgage is owned by LICO, which in turn is owned by Paul W. Lowden. John W. Delaney is the president of J & J Mortgage.

        William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal year 2002, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

        See "Executive Compensation—Compensation Arrangements with Mr. Lowden" for information regarding certain bonus arrangements for Mr. Lowden and obligations of LICO, a company wholly-owned by Mr. Lowden, owed to the Company.

PART IV

Item 14.    Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
10.29	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank.(10)
10.30	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee.(10)
10.31	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden.(11)
10.32	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke's-Sparks, LLC.(12)

10.33	Lease dated October 4, 2002 between Archon Corporation and Duke's Casino.(12)
10.34	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation.(12)
21	Subsidiaries of the Company.(12)
23.1	Consent of Deloitte & Touche LLP.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(12)
Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation's Annual Report on Form 10-K for the year ended September 30, 2002 and incorporated herein by reference.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A (Amendment No. 1) for the year ended September 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized in Las Vegas, Nevada on the 27th day of January, 2003.

ARCHON CORPORATION
By:	/s/ CHARLES W. SANDEFUR Charles W. Sandefur Director, Senior Vice President and Chief Financial Officer, Secretary and Treasurer

SECTION 302 CERTIFICATION

I, Paul W. Lowden, certify that:

1.
I have reviewed this amended annual report on Form 10-K of Archon Corporation;

2.
Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

c)
presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 27, 2003

/s/ PAUL W. LOWDEN Paul W. Lowden Chairman of the Board and President (Principal Executive Officer)

SECTION 302 CERTIFICATION

I, Charles W. Sandefur, certify that:

1.
I have reviewed this amended annual report on Form 10-K of Archon Corporation;

2.
Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

c)
presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 27, 2003

/s/ CHARLES W. SANDEFUR Charles W. Sandefur Director and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

ARCHON CORPORATION AND SUBSIDIARIES AMENDED ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
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
PART IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURE
SECTION 302 CERTIFICATION
SECTION 302 CERTIFICATION