Form 10-Q
period 2002-12-31
ARCHON CORP
filed 2003-02-14
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002

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

6,221,431 as of February 11, 2003

ARCHON CORPORATION
INDEX

PART I .	FINANCIAL INFORMATION

Item 1	Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets (Unaudited) December 31, 2002 and September 30, 2002

Consolidated Condensed Statements of Operations (Unaudited) for the three months ended December 31, 2002 and 2001

Consolidated Condensed Statement of Stockholders’ Equity (Unaudited) for the three months ended December 31, 2002

Consolidated Condensed Statements of Cash Flows (Unaudited) for the three months ended December 31, 2002 and 2001

Notes to Consolidated Condensed Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Market Risk Disclosure

Item 4	Controls and Procedures

PART II.	OTHER INFORMATION

Archon Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

	December 31, 2002	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$5,869,286	$8,615,412
Investment in marketable securities	13,000,958	12,180,399
Restricted cash	12,073,726	13,021,550
Accounts receivable, net	1,415,172	3,352,179
Inventories	366,607	286,585
Prepaid expenses and other	885,582	975,199
Total current assets	33,611,331	38,431,324

Land held for development	23,109,400	23,109,400

Property held for investment, net	139,203,505	139,996,477

Property and equipment, net	33,564,681	34,171,292

Other assets	6,774,134	6,377,072

Total assets	$236,263,051	$242,085,565

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,863,008	$1,926,804
Interest payable	212,195	2,285,248
Accrued and other liabilities	2,115,615	2,360,996
Current portion of long-term debt	89,698	93,100
Current portion of non-recourse debt	6,017,408	5,733,795
Total current liabilities	10,297,924	12,399,943

Long-term debt - less current portion	238,766	261,966

Non-recourse debt - less current portion	114,626,883	117,401,909

Obligation under lease	35,668,056	35,365,308

Deferred income taxes	33,327,482	34,091,076

Other liabilities	12,598,554	11,269,374

Stockholders’ equity	29,505,386	31,295,989

Total liabilities and stockholders’ equity	$236,263,051	$242,085,565

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2002	2001

Revenues:
Casino	$6,772,329	$7,887,102
Hotel	557,582	556,741
Food and beverage	1,707,677	2,005,592
Investment properties	3,100,562	3,100,562
Other	580,593	740,113
Gross revenues	12,718,743	14,290,110
Less casino promotional allowances	(1,418,532)	(1,884,106)
Net operating revenues	11,300,211	12,406,004

Operating expenses:
Casino	3,875,754	4,387,148
Hotel	178,338	188,112
Food and beverage	874,896	1,016,694
Other	472,323	610,862
Selling, general and administrative	1,262,924	1,258,444
Corporate expenses	620,278	597,602
Utilities and property expenses	1,247,386	1,462,784
Depreciation and amortization	1,557,538	1,298,217
Total operating expenses	10,089,437	10,819,863

Operating income	1,210,774	1,586,141
Interest expense	(3,889,786)	(4,007,361)
Interest income	433,146	346,697
Loss before income tax benefit	(2,245,866)	(2,074,523)

Federal income tax benefit	763,594	705,338

Net loss	(1,482,272)	(1,369,185)

Dividends accrued on preferred shares, net	(379,224)	(383,719)

Net loss applicable to common shares	$(1,861,496)	$(1,752,904)

Average common shares outstanding	6,221,431	6,153,256
Average common and common equivalent shares outstanding	6,221,431	6,153,256

Loss per common share:
Basic	$(0.30)	$(0.28)
Diluted	$(0.30)	$(0.28)

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Stockholders’ Equity

(Unaudited)

For the Quarter Ended December 31, 2002

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stock Subscriptions Receivable	Treasury Stock	Total

Balances, October 1, 2002	$62,214	$18,146,756	$57,437,482	$(44,094,268)	$(94,678)	$(73,743)	$(87,774)	$31,295,989

Net loss				(1,482,272)				(1,482,272)

Preferred stock Dividends accrued, net		379,224		(379,224)				0

Preferred stock purchased		(1,258,650)	782,696					(475,954)

Unrealized gain on marketable securities					167,623			167,623

Balances, December 31, 2002	$62,214	$17,267,330	$58,220,178	$(45,955,764)	$72,945	$(73,743)	$(87,774)	$29,505,386

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2002	2001

Cash flows from operating activities:
Cash and cash equivalents provided by operations	$378,014	$194,945
Changes in assets and liabilities:
Accounts receivable, net	1,937,007	2,783,632
Inventories	(80,022)	(95,389)
Prepaid expenses and other	89,618	228
Deferred income taxes	(763,594)	(705,338)
Other assets	(455,061)	(609,157)
Accounts payable	(63,796)	18,219
Interest payable	(2,073,053)	(2,160,182)
Accrued and other liabilities	1,083,799	1,483,949

Net cash provided by operating activities	52,912	910,907

Cash flows from investing activities:
Decrease (increase) in restricted cash	724,896	(79,403)
Capital expenditures	(99,956)	(216,689)
Marketable securities purchased	(1,924,240)	(2,773,933)
Marketable securities sold	1,494,231	370,736

Net cash provided by (used in) investing activities	194,931	(2,699,289)

Cash flows from financing activities:
Paid on long-term debt	(2,518,015)	(2,255,674)
Preferred stock acquired	(475,954)	0

Net cash used in financing activities	(2,993,969)	(2,255,674)

Decrease in cash and cash equivalents	(2,746,126)	(4,044,056)
Cash and cash equivalents, beginning of period	8,615,412	16,213,088

Cash and cash equivalents, end of period	$5,869,286	$12,169,032

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

ARCHON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.                                      Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”), is a publicly traded Nevada corporation.  The Company’s primary business operations are conducted through a wholly owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada under long-term lease and license agreements.  In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.  Until October 2, 2000, the Company, through its wholly-owned subsidiary SFHI Inc., formerly known as Santa Fe Hotel, Inc. (“SFHI”), owned and operated the Santa Fe Hotel and Casino (the “Santa Fe”), located in Las Vegas, Nevada.  On October 2, 2000, SFHI sold substantially all of its assets, including the rights to the name “Santa Fe Hotel and Casino,” for $205.0 million (the “SFHI Asset Sale”).

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made.  The results for the three-month period is not necessarily indicative of results to be expected for the full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K and 10-K/A for the year ended September 30, 2002 and Forms 8-K.

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

Earnings Per Share.  The Company presents its per share results in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”).  SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share.  Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options.  The effect of options outstanding was not included in diluted calculations during either quarter ended December 31, 2002 or 2001 since the Company incurred a net loss during both periods.  The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 546,360 and 610,535 shares for the quarters ended December 31, 2002 and 2001, respectively.

Estimates and Assumptions.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by the Company include those related to customer incentives, bad debts, inventories, investments, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation.  Actual results may differ from estimates.

Recently Issued Accounting Standards.  In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46.  Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value.  After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, “Consolidated Financial Statements”  FIN 46 is effective for variable interest entities created or entered into after January 31, 2003.  For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003.  The Company believes that the adoption of FIN 46 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 are effective for interim periods beginning after December 15, 2002.  The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 addresses financial accounting for, and disclosure of, guarantees.  FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, “Accounting for Contingencies”.  The Company believes that the adoption of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company has determined that SFAS 146 will not have a material impact on its financial position and results of operations.

3.                                      Cash and Cash Equivalents

At December 31, 2002 the Company held cash and cash equivalents of $5.9 million compared to $8.6 million at September 30, 2002.  Approximately $1.3 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in connection with the sale/leaseback transactions in December 2000 relating to the Pioneer.

At December 31, 2002, approximately $1.6 million was held in escrow pursuant to the agreements related to the SFHI Asset Sale.

4                                         Other Assets

Included in Other assets at December 31, 2002 is $1.0 million of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement.  The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any.  The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%.  J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company.  John W. Delaney, a director of the Company, is the president of J & J Mortgage.

5.                                      Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent.  The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent.  David Lowden has granted the Company an exclusive five-year license in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms.  The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology.  At December 31, 2002, the Company had expended $245,000 for commercial development of the technology.

In fiscal 2001, the Company purchased for $100,000 Class B member interests in Duke’s-Sparks (“Duke’s”), a Nevada limited liability company that is developing Duke’s Casino, a restricted slot operation, restaurant and entertainment facility in Sparks, Nevada.  Christopher Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Duke’s.

On October 8, 2002 the Company entered into a Subordinated Loan Agreement (the “Duke’s Loan Agreement”) with Duke’s.  Under the Duke’s Loan Agreement, Duke’s was entitled to borrow up to $1.1 million for construction, equipment, furnishings and other costs related to the completion and opening of Duke’s Casino.  The loan matures on October 8, 2009 and bears interest at an annual rate of 15%, plus additional interest at an annual rate of 10% until such time as the option described in the following sentence is exercised.  In connection with the Duke’s Loan Agreement, the Company received an option to acquire 70% of the equity in the entity that owns Duke’s.  As of December 31, 2002 Duke’s had borrowed the entire $1.1 million available under the Duke’s Loan Agreement.  Furthermore, the Company has advanced Duke’s an additional $400,000, which advances are evidenced by a promissory note payable on demand with other terms consistent with those of the Duke’s Loan Agreement.

On October 4, 2002, a subsidiary of the Company entered into a lease (the “Duke’s-Sparks Lease”) with Duke’s, under which a subsidiary of the Company will lease and operate Duke’s Casino.  The Duke’s-Sparks Lease will become effective on the first day of the month immediately following the month in which the Company has obtained all gaming approvals required in order for the Company to operate the casino at Duke’s Casino and will expire on the date which is the earlier of three years after the commencement date of the Duke’s-Sparks Lease, or the date which is the first day of the month which immediately follows the month in which Duke’s receives the necessary approvals to operate the casino.  The Company began operating Duke’s Casino on February 7, 2003, under the terms of the Duke's-Sparks Lease.  The Duke’s-Sparks Lease provides for monthly base rent in the amount of $81,216.

See Note 4 for information regarding transactions between the Company and J & J Mortgage.

6.                                      Contingencies

The Company was the defendant in an action titled Local Joint Executive Board, et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH.  The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act, (“WARN Act”), by improperly providing notification of the closing of the Santa Fe.  The plaintiffs sought damages in the amount provided for by the statute.  The plaintiffs filed a motion for class certification, and the Company stipulated to the certification.  On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety.  Plaintiffs filed a memorandum in opposition to defendant’s motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid.  On February 1, 2002 a hearing was held on the motions and the court denied both the plaintiffs’ and Archon’s motions for summary judgment.  However, the court subsequently narrowed the scope of the case, and set the case for trial to commence October 21, 2002.  On October 1, 2002, the parties participated in a settlement conference with a magistrate judge assigned to the case.  A settlement was reached whereby the Company agreed to pay the plaintiffs the total sum of $202,000 in exchange for a dismissal of the lawsuit with prejudice and a full release of all claims relating to the closure of the Santa Fe.  The class action settlement was approved by the court on October 24, 2002.  The Company accrued the settlement payment in September 2002 and made the payment in December 2002.

On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986 as amended, the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the “Purchaser”) and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the “Pioneer Transactions”).

Pursuant to the agreements relating to the Pioneer Transactions, Archon would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI’s fixed charge ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the ratio of fixed charges to operating cash flow was 0.93 to 1.00, and 0.92 to 1.00, respectively.  However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations.  Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four–quarter period, on a pro forma basis PHI’s ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively.  Archon advised the Purchaser that it was not making any capital contributions to PHI for the four–quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charge ratios giving effect to the May 2002 purchase of leased gaming equipment.  The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis.  If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

7.                                      Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the quarters ended December 31, 2002 and 2001 is presented below:

	2002	2001
	(amounts in thousands)

Operating activities:
Cash paid during the period for interest	$5,460	$6,257

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:
Long-term debt incurred in connection with the acquisition of machinery and equipment	$0	$104

Negative amortization of obligation under lease	$303	$266

Unrealized gain on marketable securities	$168	$180

8.                                      Segment Information

The Company’s operations are in the hotel/casino industry and investment properties.  The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada.  The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.  “Other & Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Set forth below is the financial information for the segments in which the Company operates for the three-month periods ended December 31, 2002 and 2001:

	Three Months Ended December 31,
	2002	2001
	(dollars in thousands)

Pioneer Hotel
Operating revenues	$8,124	$9,211
Operating loss	$(389)	$(114)
Interest expense	$1,211	$1,184
Depreciation and amortization	$636	$487
Interest income	$6	$7
EBITDA (1)	$253	$380
Capital expenditures	$100	$106
Identifiable assets (2)	$36,290	$35,671

Investment Properties
Operating revenues	$3,101	$3,101
Operating income	$2,250	$2,374
Interest expense	$2,717	$2,857
Depreciation and amortization	$851	$727
Interest income	$0	$0
EBITDA (1)	$3,101	$3,101
Capital expenditures	$0	$0
Identifiable assets (2)	$143,374	$146,471

Other & Eliminations
Operating revenues	$75	$94
Operating loss	$(650)	$(674)
Interest expense	$(38)	$(34)
Depreciation and amortization	$71	$84
Interest income	$427	$340
EBITDA (1)	$(152)	$(250)
Capital expenditures	$0	$214
Identifiable assets (2)	$56,599	$62,868

Total
Operating revenues	$11,300	$12,406
Operating income	$1,211	$1,586
Interest expense	$3,890	$4,007
Depreciation and amortization	$1,558	$1,298
Interest income	$433	$347
EBITDA (1)	$3,202	$3,231
Capital expenditures	$100	$320
Identifiable assets (2)	$236,263	$245,010

(1)                                  EBITDA represents earnings before interest, taxes, depreciation and amortization.  The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(2)                                  Identifiable assets represents total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2.                                   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Archon’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations – Three Months Ended December 31, 2002 and 2001

Consolidated

Net Operating Revenues.  Consolidated net operating revenues for the three months ended December 31, 2002 were $11.3 million, a $1.1 million, or 8.9%, decrease from $12.4 million for the same period in the prior fiscal year.  Income from investment properties was $3.1 million in each of the quarters ended December 31, 2002 and 2001.  Revenues decreased by $1.1 million to $8.1 million at the Pioneer Hotel and Gambling Hall (the “Pioneer”).

Operating Expenses.  Total operating expenses decreased $700,000, or 6.8%, to $10.1 million for the quarter ended December 31, 2002 from $10.8 million in the quarter ended December 31, 2001.  Total operating expenses as a percentage of revenue increased to 89.3% in the quarter ended December 31, 2002 from 87.2% in the quarter ended December 31, 2001.  Operating expenses decreased by $800,000, or 8.7%, at the Pioneer.

Operating Income.  Consolidated operating income for the quarter ended December 31, 2002 was $1.2 million, a decrease of $400,000, or 23.7%, from $1.6 million for the same period in fiscal 2002.  Operating income of $2.3 million and $2.4 million in the 2002 and 2001 quarters, respectively, is attributable to investment properties.  Operating loss increased by $300,000 to $400,000 at the Pioneer.

Interest Expense.  Consolidated interest expense for the quarter ended December 31, 2002 was $3.9 million, a $100,000 decrease compared to $4.0 million in the quarter ended December 31, 2001.

Interest Income.   Consolidated interest income for the quarter ended December 31, 2002 was $400,000, a $100,000 increase compared to $300,000 in the quarter ended December 31, 2001.

Loss Before Income Tax.  Consolidated loss before income tax for the quarter ended December 31, 2002 was $2.2 million, a $100,000 increase compared to a loss of  $2.1 million in the fiscal 2002 quarter.

Federal Income Tax.  The Company recorded a federal income tax benefit of $800,000 in the current quarter, compared to a $700,000 benefit in the prior year’s quarter.

Preferred Share Dividends.  Dividends of approximately $400,000 accrued on the preferred stock for each of the quarters ended December 31, 2002 and 2001.  The dividend rate increased to 15% in the current period compared to 14% in the prior year pursuant to the terms of the Certificate of Designations of the preferred stock.  Dividends are reported net of shares of preferred stock acquired and retired by the Company.

Net Loss.  Consolidated net loss attributable to common shares was $1.9 million, or $0.30 per common share, in the fiscal year 2003 period compared to a net loss attributable to common shares of $1.8 million, or $0.28 per common share, in the prior year period.

Pioneer

Net Operating Revenues.  Revenues at the Pioneer decreased $1.1 million, or 11.8%, to $8.1 million in the quarter ended December 31, 2002 from $9.2 million in the quarter ended December 31, 2001 due to a decrease in the number of casino patrons.

Casino revenues decreased $1.1 million, or 14.1%, to $6.8 million in the quarter ended December 31, 2002 from $7.9 million in the quarter ended December 31, 2001.  Slot and video poker revenues decreased $1.1 million, or 16.2%, to $5.8 million in the quarter ended December 31, 2002 from $6.9 million in the quarter ended December 31, 2001.  Other gaming revenues, including table games, remained unchanged at $1.0 million.  Casino promotional allowances decreased $500,000, or 24.7%, to $1.4 million in the quarter ended December 31, 2002 from $1.9 million in the quarter ended December 31, 2001.

Hotel revenues remained unchanged at approximately $600,000 for the quarters ended December 31, 2002 and 2001, as a slight increase in occupancy rate to 65.8% from 65.3% in the fiscal year 2003 quarter was offset by a 1.3% decrease in average daily room rate.  Food and beverage revenues decreased $300,000, or 14.9%, to $1.7 million in the quarter ended December 31, 2002 compared to $2.0 million in the quarter ended December 31, 2001 due to the decrease in the number of casino patrons.  Other revenues decreased $100,000, or 21.8%, to $500,000 in the quarter ended December 31, 2002 from $600,000 in the quarter ended December 31, 2001 due to decreased sales in the Pioneer’s retail outlets caused by fewer patrons and competition from retail sales in other casinos in Laughlin.

Operating Expenses.  Operating expenses decreased $800,000, or 8.7%, to $8.5 million in the quarter ended December 31, 2002 from $9.3 million in the quarter ended December 31, 2001, as discussed below.  Operating expenses as a percentage of revenue increased to 104.8% in the quarter ended December 31, 2002 from 101.2% in the quarter ended December 31, 2001.

Casino expenses decreased $500,000, or 11.7% to $3.9 million, in the quarter ended December 31, 2002 compared to $4.4 million in the quarter ended December 31, 2001, primarily related to the decrease in casino promotional allowances.  Casino expenses as a percentage of casino revenues increased to 57.2% in the quarter ended December 31, 2002 from 55.6% in the quarter ended December 31, 2001.  Hotel expenses were unchanged at $200,000 in the quarters ended December 31, 2002 and 2001.  Food and beverage expenses decreased $100,000, or 13.9%, to $900,000 in the quarter ended December 31, 2002 from $1.0 million in the quarter ended December 31, 2001, due to the decrease in food and beverage revenues.  Food and beverage expenses as a percentage of food and beverage revenues increased to 51.2% in the quarter ended December 31, 2002 from 50.7% in the quarter ended December 31, 2001.  Other expenses decreased $100,000, or 22.7%, to $500,000 for the quarter ended December 31, 2002 compared to $600,000 for the quarter ended December 31, 2001.  The decrease was related to the lower volume of retail sales.  Other expenses as a percentage of other revenues decreased to 92.1% in the quarter ended December 31, 2002 from 93.2% in the quarter ended December 31, 2001.

Selling, general and administrative expenses were unchanged at $1.4 million in the quarters ended December 31, 2002 and 2001.  Selling, general and administrative expenses as a percentage of revenues increased to 17.6% in the quarter ended December 31, 2002 from 14.9% in the quarter ended December 31, 2001.  Utilities and property expenses decreased $200,000, or 17.2%, to $1.1 million in the quarter ended December 31, 2002 from $1.3 million in the quarter ended December 31, 2001, due to decreased rent expense associated with gaming equipment that was leased in the prior year and was purchased in May 2002.  Utilities and property expenses as a percentage of revenues decreased to 12.9% in the quarter ended December 31, 2002 from 13.8% in the quarter ended December 31, 2001.  Depreciation and amortization expenses increased $100,000, or 30.7%, to $600,000 in the quarter ended December 31, 2002 from $500,000 in the quarter ended December 31, 2001, due to the purchase of gaming equipment subsequent to the first quarter of fiscal 2002.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments:  The following table summarizes the Company’s fiscal year contractual obligations and commitments as of December 31, 2002.  (For the nine month period ending September 30, 2003 and for the fiscal years ending September 30, 2004, 2005 and 2006 and thereafter.)

	Payments Due By Periods
	2003	2004	2005	2006 and Thereafter	Total
	(dollars in thousands)

Non-recourse debt:
Gaithersburg	$922	$1,411	$1,658	$49,730	$53,721
Sovereign	2,322	5,003	28,400	31,199	66,924

Obligations under lease:
Pioneer Hotel Inc.	2,561	3,902	4,155	101,178	111,796

Long-term debt:
Building	40	61	70	94	265
Other	25	35	3	0	63

Operating leases:
Ground lease	595	792	792	58,041	60,220
Corporate offices	109	127	108	54	398

	$6,574	$11,331	$35,186	$240,296	$293,387

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

Liquidity.  As of December 31, 2002, the Company held cash and cash equivalents of $5.9 million compared to $8.6 million at September 30, 2002.  Approximately $1.6 million at December 31, 2002 was held in escrow pursuant to the agreements related to the sale of the Santa Fe assets.  In addition, the Company had $13.0 million in investment in marketable securities at December 31, 2002.  Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending December 31, 2003.

Cash Flows from Operating Activities.  The Company’s cash provided by operations was $100,000 for the quarter ended December 31, 2002 as compared to $900,000 for same period in the prior year.  Cash provided by operations was $400,000 in 2002 compared to $200,000 in 2001, by  accounts receivable, net was $1.9 million compared to $2.8 million.

Cash Flows from Investing Activities.  Cash provided by investing activities was $200,000  during the quarter ended December 31, 2002, as compared to cash used in investing activities of  $2.7 million during the quarter ended December 31, 2001.  In the prior year, the Company invested $2.4 million in marketable securities.

Cash Used in Financing Activities.  Cash used in financing activities was $3.0 million in the three month period ended December 31, 2002 compared to $2.3 million during the same period in 2001.  In the quarters ended December 31, 2002 and 2001, the Company repaid $2.5 million and $2.3 million of debt, respectively.  In the quarter ended December 31, 2002, the Company used $500,000 to acquire shares of its preferred stock.

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

Pioneer

Results of operations at the Pioneer for the quarter ended December 31, 2002 generated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $300,000, compared to $400,000 of EBITDA in the same period in 2001.  The EBITDA margin decreased to 3.1% in fiscal 2003 from 4.1% in fiscal 2002.  EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles, and it is included to provide additional information with respect to the ability of the PHI to meet its future debt service, capital expenditure and working capital requirements.  Although EBITDA is not necessarily a measure of Pioneer’s ability to fund its cash needs, management believes that EBITDA is a useful tool for measuring the ability of Pioneer to service its debt.  The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

The Company has implemented changes in personnel and promotional programs to address the decreases in revenues and EBITDA.

PHI’s principal uses of cash are for payments of obligations under lease rent, capital expenditures to maintain the facility and, to the extent permitted to be paid, the management fee payable to the Company.  Payments of obligations under lease were $900,000 in the quarters ended December 31, 2002 and 2001, and rent expense was approximately $200,000 and $400,000, respectively, in the quarters ended December 31, 2002 and 2001.  Rent expense decreased as the result of the purchase of gaming equipment  previously under lease in May 2002.  Capital expenditures to maintain the facility in fiscal 2003 are expected to be approximately $1.0 million.  Capital expenditures are expected to be funded from the restricted cash account.

On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986 as amended, the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the “Purchaser”) and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the “Pioneer Transactions”).  The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and preferred stock of the Purchaser having a $1.0 million liquidation preference.

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

Specifically, if the ratio of fixed charges to operating cash flow is less than 1.00 to 1.00 for any four-quarter period ending on or before December 31, 2003, Archon will be obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charge coverage ratio is less than 1.00 to 1.00 for three consecutive quarters during that period, to deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease, with payments ranging from $500,000 for the quarter ending March 31, 2003 to $2,000,000 for the quarter ending December 31, 2003 with increases thereafter.  With respect to four-quarter periods ending after December 31, 2003, if the fixed charge ratio requirement is not met, Archon will be required to make a capital contribution in the amount of the deficiency and an additional cash payment to the restricted cash account based upon a specified percentage of the stipulated loss value set forth in the lease.  Notwithstanding the foregoing, if the fixed charge coverage ratio is less than 1.00 to 1.00 for four consecutive quarters and the fourth consecutive quarter ends after the quarter ending December 31, 2003, Archon will not be permitted to cure the deficiency.  If Archon fails to make any required payments or is not permitted to cure a deficiency with respect to quarters ending after the quarter ending December 31, 2003, an event of default will occur under the lease.

Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001.  PHI’s ratio of fixed charges to operating cash flow was .81 to 1.0 for the four quarters ended December 31, 2002, the third consecutive quarter in which the ratio was less than 1.00 to 1.00.  The Company will be making the required capital contribution to PHI in the amount of $314,000 and the required deposit to the restricted cash account in the amount of $484,000.  PHI’s ratio of fixed charges to operating cash flow for the four quarters ended June 30, 2002 and September 30, 2002 were 0.92 to 1.00 and 0.87 to 1.00, respectively.  As a result, Archon made capital contributions to PHI in the amount of approximately $375,000 and $275,000 with respect to the June and September 2002 quarters, respectively.

Furthermore, Archon would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI’s fixed charge ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the ratio of fixed charges to operating cash flow was 0.93 to 1.00, and 0.92 to 1.00, respectively.  However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations.  The elimination of the rent payments reduces fixed charges in periods subsequent to the repurchase date.  Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI’s ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively.  Archon advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charge ratios giving effect to the May 2002 purchase of leased gaming equipment.  The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis.  If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI between December 31, 2003 and December 31, 2007, at purchase price amounts ranging between $35.5 million and $38.7 million, which, as of the date of the agreements, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared.  Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid in kind dividends.  The Company has accrued the semi-annual preferred stock dividends since October 1, 1996.  The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum.  In October 2002, the dividend rate increased to 15%.  The accrued stock dividends have been recorded as an increase to the preferred stock account.  As of December 31, 2002, the aggregate liquidation preference of the preferred stock was $16.9 million, or $3.57 per share.

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

The Board of Directors of the Company has authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $2.5 million.  As of February 11, 2003, the Company has purchased 674,801 shares of preferred stock for $1,004,351.  In addition, in April 2001 the Company acquired  approximately 3.5 million shares of preferred stock as part of a litigation settlement agreement.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46.  Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value.  After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN 46 is effective for variable interest entities created or entered into after January 31, 2003.  For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003.  The Company believes that the adoption of FIN 46 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends FASB Statement

No. 123, “Accounting for Stock-Based Compensation.” Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 are effective for interim periods beginning after December 15, 2002.  The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 addresses financial accounting for, and disclosure of, guarantees.  FIN 45 requires certain guarantees to be recorded at fair value, as opposed to the existing standard of recording a liability only when a loss is probable and reasonably estimable according to SFAS No. 5, “Accounting for Contingencies”.  The Company believes that the adoption of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company has determined that SFAS 146 will not have a material impact on its financial position and results of operations.

Effects of Inflation

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel.  Any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas.  Such forward looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

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

Item 4.                               Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company  carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

The Company was the defendant in an action titled Local Joint Executive Board, et al. v. Santa Fe Gaming Corporation et al., No. CV-S-01-0233-RLH.  The plaintiffs instituted the action on or about February 28, 2001 in the United States District Court for the District of Nevada, alleging that the Company violated the Worker Adjustment Retraining and Notification Act, (“WARN Act”), by improperly providing notification of the closing of the Santa Fe.  The plaintiffs sought damages in the amount provided for by the statute.  The plaintiffs filed a motion for class certification, and the Company stipulated to the certification.  On October 12, 2001, Archon filed a motion for summary judgment to dismiss the complaint in its entirety.  Plaintiffs filed a memorandum in opposition to defendant’s motion for summary judgment, as well as a counter-motion for summary judgment alleging the WARN Act notices sent by Archon were invalid.  On February 1, 2002 a hearing was held on the motions and the court denied both the plaintiffs’ and Archon’s motions for summary judgment.  However, the court subsequently narrowed the scope of the case, and set the case for trial to commence October 21, 2002.  On October 1, 2002, the parties participated in a settlement conference with a magistrate judge assigned to the case.  A settlement was reached whereby the Company agreed to pay the plaintiffs the total sum of $202,000 in exchange for a dismissal of the lawsuit with prejudice and a full release of all claims relating to the closure of the Santa Fe.  The class action settlement was approved by the court on October 24, 2002.  The Company accrued the settlement payment in September 2002 and made the payment in December 2002.

Item 2.            Changes in Securities

None

Item 3.            Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”).  Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends.  Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash.  No dividends have been declared on the Preferred Stock since October 1, 1996.  Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue.  The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum.  The dividend rate is 15% effective October 1, 2002.  The accrued stock dividends have been recorded as an increase to the Preferred Stock account.  As of December 31, 2002, the aggregate liquidation preference of the Preferred Stock was $16.9 million, or $3.57 per share.

Item 4.            Submission of Matters to a Vote of Security Holders

None

Item 5.            Other Information

None

Item 6.            Exhibits and Reports on Form 8-K

Exhibits

10.35 Demand Note dated February 6, 2003 between Archon Corporation and Duke’s-Sparks, LLC.

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On November 27, 2002, the Company filed a Current Report on Form 8-K under Item 5 announcing that Thomas K Land was removed as a member of Archon’s board of directors effective Wednesday, November 27, 2002.

On December 18, 2002, the Company filed a Current Report on Form 8-K under Item 9 announcing that Archon’s Board of Directors had authorized an increase of an additional $1.0 million in the Company’s preferred stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ARCHON CORPORATION, Registrant

	By:	/s/ Charles W. Sandefur
Charles W. Sandefur, Chief Financial Officer

Dated: February 13, 2003

SECTION 302 CERTIFICATION

I, Paul W. Lowden, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Archon Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3                                          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ PAUL W. LOWDEN
Paul W. Lowden
Chairman of the Board and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Charles W. Sandefur, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Archon Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any  untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ CHARLES W. SANDEFUR
Charles W. Sandefur
Director and Chief Financial Officer (Principal Accounting and Financial Officer)