Form 10-Q
period 2003-03-31
ARCHON CORP
filed 2003-05-15
CIK 812482

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

YES  ☒    NO  ☐

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  ☐    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,221,431	as of	May 12, 2003

ARCHON CORPORATION

Archon Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$6,205,484	$8,615,412
Investment in marketable securities	11,494,448	12,180,399
Accounts receivable, net	3,204,654	3,225,944
Notes receivable	1,728,470	126,235
Inventories	227,096	286,585
Prepaid expenses and other	1,126,519	975,199

Total current assets	23,986,671	25,409,774
Land held for development	23,109,400	23,109,400
Property held for investment, net	138,410,533	139,996,477
Property and equipment, net	33,001,622	34,171,292
Restricted cash	13,250,538	13,021,550
Other assets	8,605,265	6,377,072

Total assets	$240,364,029	$242,085,565

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,200,613	$1,926,804
Interest payable	2,268,400	2,285,248
Accrued and other liabilities	2,694,817	2,360,996
Current portion of long-term debt	663,854	93,100
Current portion of non-recourse debt	6,060,516	5,733,795

Total current liabilities	13,888,200	12,399,943
Long-term debt – less current portion	1,359,723	261,966
Non-recourse debt – less current portion	114,285,561	117,401,909
Obligation under lease	35,980,783	35,365,308
Deferred income taxes	32,660,437	34,091,076
Other liabilities	13,927,735	11,269,374
Stockholders’ equity	28,261,590	31,295,989

Total liabilities and stockholders’ equity	$240,364,029	$242,085,565

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Revenues:
Casino	$8,030,807	$9,161,122	$14,803,136	$17,048,224
Hotel	668,958	668,711	1,226,540	1,225,452
Food and beverage	1,943,266	2,196,318	3,650,943	4,201,910
Investment properties	3,100,561	3,100,561	6,201,123	6,201,123
Other	1,161,951	948,336	1,742,544	1,688,449

Gross revenues	14,905,543	16,075,048	27,624,286	30,365,158
Less casino promotional allowances	(1,830,314)	(2,047,811)	(3,248,846)	(3,931,917)

Net operating revenues	13,075,229	14,027,237	24,375,440	26,433,241

Operating expenses:
Casino	4,772,044	4,280,885	8,647,798	8,668,033
Hotel	165,403	175,768	343,741	363,880
Food and beverage	983,325	1,059,584	1,858,221	2,076,278
Other	621,299	487,041	1,093,622	1,097,903
Selling, general and administrative	1,087,508	1,203,043	2,350,432	2,461,487
Corporate expenses	696,239	859,243	1,316,517	1,456,845
Utilities and property expenses	1,234,548	1,398,509	2,481,934	2,861,293
Depreciation and amortization	1,538,875	1,845,857	3,096,413	3,144,074

Total operating expenses	11,099,241	11,309,930	21,188,678	22,129,793

Operating income	1,975,988	2,717,307	3,186,762	4,303,448
Interest expense	(4,177,726)	(4,194,134)	(8,067,512)	(8,201,495)
Interest income	239,842	223,069	672,988	569,766

Loss before income tax benefit	(1,961,896)	(1,253,758)	(4,207,762)	(3,328,281)
Federal income tax benefit	667,045	426,278	1,430,639	1,131,616

Net loss	(1,294,851)	(827,480)	(2,777,123)	(2,196,665)
Dividends accrued on preferred shares, net	(378,104)	(383,719)	(757,328)	(767,438)

Net loss applicable to common shares	$(1,672,955)	$(1,211,199)	$(3,534,451)	$(2,964,103)

Average common shares outstanding	6,221,431	6,153,256	6,221,431	6,153,256

Average common and common equivalent shares outstanding	6,221,431	6,153,256	6,221,431	6,153,256

Loss per common share:
Basic	$(0.27)	$(0.20)	$(0.57)	$(0.48)

Diluted	$(0.27)	$(0.20)	$(0.57)	$(0.48)

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries
Consolidated Condensed Statements of Stockholders’ Equity
(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Stock Subscriptions Receivable	Treasury Stock	Total

Balances, October 1, 2002	$62,214	$18,146,756	$57,437,482	$(44,094,268)	$(94,678)	$(73,743)	$(87,774)	$31,295,989
Net loss				(2,777,123)				(2,777,123)
Preferred stock dividend accrued, net		757,328		(757,328)				0
Preferred stock purchased		(1,283,565)	795,666					(487,899)
Unrealized gain on marketable securities					230,623			230,623

Balances, March 31, 2003	$62,214	$17,620,519	$58,233,148	$(47,628,719)	$135,945	$(73,743)	$(87,774)	$28,261,590

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Cash and cash equivalents provided by operations	$934,765	$1,488,000
Changes in assets and liabilities:
Accounts receivable, net	21,290	(53,921)
Notes receivable	(1,602,235)	0
Inventories	59,489	(16,705)
Prepaid expenses and other	(151,320)	(246,235)
Deferred income taxes	(1,430,639)	(1,131,616)
Other assets	(627,364)	(1,359,718)
Accounts payable	273,809	51,225
Interest payable	(16,848)	(76,507)
Accrued and other liabilities	2,992,182	2,510,754

Net cash provided by operating activities	453,129	1,165,277

Cash flows from investing activities:
Decrease (increase) in restricted cash	(311,044)	661,190
Capital expenditures	(224,801)	(1,485,205)
Marketable securities purchased	(449,925)	(3,447,851)
Marketable securities sold	1,448,555	594,610

Net cash provided by (used in) investing activities	462,785	(3,677,256)

Cash flows from financing activities:
Paid on long-term debt	(2,837,943)	(2,530,010)
Preferred stock acquired	(487,899)	0

Net cash used in financing activities	(3,325,842)	(2,530,010)

Decrease in cash and cash equivalents	(2,409,928)	(5,041,989)
Cash and cash equivalents, beginning of period	8,615,412	16,213,088

Cash and cash equivalents, end of period	$6,205,484	$11,171,099

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

     The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

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

     Earnings Per Share.      The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. The effect of options outstanding was not included in diluted calculations during the three and six months ended March 31, 2003 and March 31, 2002 since the

Company incurred a net loss. The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 546,360 shares for the three and six months ended March 31, 2003, and by 610,535 shares for the three and six months ended March 31, 2002.

     Accounting for Stock-Based Compensation.     The Company has a Key Employee Stock Option Plan (the “Stock Option Plan”) which terminates in 2003. The Company accounts for the Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Stock Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts).

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net loss	$(1,673)	$(1,211)	$(3,534)	$(2,964)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	(1)	(13)

Pro forma net loss	$(1,673)	$(1,211)	$(3,535)	$(2,977)

Loss per share:
Basic-as reported	$(0.27)	$(0.20)	$(0.57)	$(0.48)

Basic-pro forma	$(0.27)	$(0.20)	$(0.57)	$(0.48)

Diluted-as reported	$(0.27)	$(0.20)	$(0.57)	$(0.48)

Diluted-pro forma	$(0.27)	$(0.20)	$(0.57)	$(0.48)

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

     Reclassifications.          Certain reclassifications have been made in the prior year’s unaudited consolidated condensed financial statements to conform to the presentation used in fiscal 2003.

3.     Cash and Cash Equivalents

     At March 31, 2003, the Company held cash and cash equivalents of $6.2 million compared to $8.6 million at September 30, 2002. Approximately $2.1 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in connection with the sale/leaseback transactions in December 2000 relating to the Pioneer.

     At March 31, 2003 approximately $1.6 million was held in escrow pursuant to the agreements related to the sale of the SFHI Asset Sale.

4.     Comprehensive Loss

     Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three and six months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net loss	$(1,295)	$(827)	$(2,777)	$(2,197)
Unrealized gain on marketable securities	63	130	231	310

	$(1,232)	$(697)	$(2,546)	$(1,887)

5.     Other Assets

     Included in other assets at March 31, 2003 is $900,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

6.     Related Parties

    The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2002, the Company had expended $245,000 for commercial development of the technology. No further amounts have been expended in the six months ended March 31, 2003.

     In fiscal 2001, the Company purchased for $100,000 Class B member interests in Duke’s-Sparks (“Duke’s”), a Nevada limited liability company that developed Duke’s Casino, a restricted slot operation, restaurant and entertainment facility in Sparks, Nevada. Christopher Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Duke’s.

     On October 8, 2002 the Company entered into a Subordinated Loan Agreement (the "Duke's Loan Agreement") with Duke's. Under the Duke's Loan Agreement, Duke's was entitled to borrow up to $1.1 million for construction, equipment, furnishings and other costs related to the completion and opening of Duke's Casino. The loan, which is secured on a subordinated basis by the real property on which Duke's is located (the "Duke's Real Property") and on a senior basis by non-gaming equipment and certain other personal property, matures on October 8, 2009 and bears interest at an annual rate of 15%, plus additional interest at an annual rate of 10% until such time as the option described in the following sentence is exercised. In connection with the Duke's Loan Agreement, the Company received an option to acquire 70% of the equity in the entity that owns Duke's. Duke's borrowed the entire $1.1 million available under the Duke's Loan Agreement by December 31, 2002. Furthermore, the Company has advanced Duke's an additional approximately $423,000 on an unsecured basis, which advances are evidenced by a promissory note payable on demand.

      The Company's advances to Dukes under the Duke's Loan Agreement are subordinate to a senior loan in the amount of $4.0 million, which is secured on a senior basis by the Duke's Real Property (the "Duke's Senior Loan"). Duke's is in default under both the Duke's Senior Loan and the Company's loans to Duke's pursuant to the Duke's Loan Agreement and the promissory note. The Company has been advised that the senior lender has recorded a notice of default and election to sell the Duke's Real Property and has provided notice of such recordation to Duke's and other parties in interest as required by Nevada law. The Company recorded a notice of default and election to sell with respect to the loan under the Duke's Loan Agreement subsequent to the senior lender recording its notice of default and election. Duke's may reinstate the Duke's Senior Loan by making good its deficiency in payment and performance under the Duke's Senior Loan, as well as paying all costs, fees and expenses incident to the preparation and recordation of the senior lender's notice of default on or before May 15, 2003. If Duke's does not do so, the senior lender may cause the trustee under the deed of trust with respect to the Duke's Senior Loan to commence a foreclosure sale of the property 90 days after the senior lender's notice of default was recorded. If a foreclosure sale occurs, it is likely that the proceeds will not be sufficient to satisfy in full the obligations under the Duke's Senior Loan, which would likely result in the Company not receiving any payment with respect to its loans to Duke's.

      On October 4, 2002, a subsidiary of the Company entered into a lease (the "Duke's-Sparks Lease") with Duke's, with respect to the Duke's Casino. The Duke's-Sparks Lease provides that it will commence on the first day of the month (the "Commencement Date") following the month in which the Company's subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke's, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke's at the facility has been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke's receives the necessary regulatory approvals to operate the casino. The Duke's-Sparks Lease provides for monthly base rent in the amount of $81,216. The required gaming regulatory approvals were obtained by the Company's subsidiary on January 24, 2003, and the Company began operating Duke's on February 7, 2003. However, the remodeling of the facility is not substantially complete, so the Company has not paid any rent to Duke's to date. In addition, the Company has installed approximately 190 slot and video poker machines in Dukes' Casino valued at approximately $1.7 million. The purchase contract for the machines has not been finalized as of May 15, 2003.

     See Note 5 for information regarding transactions between the Company and J & J Mortgage.

7.     Contingencies

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

     Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001. PHI's ratio of fixed charges to operating cash flow was 0.55 to 1.00 for the four quarters ended March 31, 2003, the fourth consecutive quarter in which the ratio was less than 1.00 to 1.00. The Company will make the required capital contribution to PHI in the amount of $1,372,000 and the required deposit to the restricted cash account in the amount of $487,000. Phi's ratio of fixed charges to operating cash flow for the four quarters ended June 30, 2002, September 30, 2002 and December 31, 2002 were 0.92 to 1.00, 0.87 to 1.00 and 0.81 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amounts of approximately $375,000, $275,000 and $314,000 with respect to the four-quarter periods ended June 30, September 30 and December 31, 2002, respectively, and additionally deposited $484,000 in the restricted cash account with restricted to the four-quarter period ended December 31, 2002. The Company expects that future operating results at the Pioneer will result in fixed charge coverage ratios of less than 1.00 to 1.00, so that the Company will be required to continue to make capital contributions and significant deposits to restricted cash accounts for the foreseeable future.

     Furthermore, Archon would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI's fixed charge ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the ratio of fixed charges to operating cash flow was 0.93 to 1.00, and 0.92 to 1.00, respectively. However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations. The elimination of the rent payments reduced fixed charges in periods subsequent to the repurchase date. Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI's ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively. Archon advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charge ratios giving effect to the May 2002 purchase of leased gaming equipment. The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis. If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

8.     Supplemental Statement of Cash Flows Information

     Supplemental statement of cash flows information for the six month periods ended March 31, 2003 and 2002 is presented below:

	2003	2002

	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$7,469	$8,819

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:
Long-term debt incurred in connection with the acquisition of machinery and equipment	$0	$104

Long-term debt incurred in connection with the acquisition of other assets	$1,717	$0

Negative amortization of obligation under lease	$615	$541

Unrealized gain on marketable securities	$231	$310

9.     Segment Information

     The Company’s operations are in the hotel/casino industry and investment properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. “Other & Eliminations” below includes financial information for the Company’s corporate operations, Archon Sparks Management Company, adjusted to reflect eliminations upon consolidation.

     Set forth below is the financial information for the segments in which the Company operates for the three-month and six-month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

	(dollars in thousands)
Pioneer Hotel:
Operating revenues	$9,173	$10,545

Operating income	$161	$1,487
Depreciation and amortization	617	488
Interest income	5	(2)

EBITDA (1)	$783	$1,973

Interest expense	$1,219	$1,189

Capital expenditures	$125	$1,258

Investment Properties:
Operating revenues	$3,101	$3,101

Operating income	$2,250	$1,836
Depreciation and amortization	851	1,265
Interest income	0	0

EBITDA (1)	$3,101	$3,101

Interest expense	$2,996	$3,042

Capital expenditures	$0	$0

Other & Eliminations:
Operating revenues	$801	$381

Operating loss	$(435)	$(606)
Depreciation and amortization	71	93
Interest income	235	225

EBITDA (1)	$(129)	$(288)

Interest expense	$(37)	$(37)

Capital expenditures	$0	$11

Total:
Operating revenues	$13,075	$14,027

Operating income	$1,976	$2,717
Depreciation and amortization	1,539	1,846
Interest income	240	223

EBITDA (1)	$3,755	$4,786

Interest expense	$4,178	$4,194

Capital expenditures	$125	$1,269

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.

	Six Months Ended March 31,

	2003	2002

	(dollars in thousands)
Pioneer Hotel:
Operating revenues	$17,298	$19,757

Operating income (loss)	$(229)	$1,373
Depreciation and amortization	1,253	975
Interest income	11	5

EBITDA(1)	$1,035	$2,353

Interest expense	$2,430	$2,373

Capital expenditures	$225	$1,364

Identifiable assets(2)	$36,665	$37,099

Investment Properties:
Operating revenues	$6,201	$6,201

Operating income	$4,499	$4,210
Depreciation and amortization	1,702	1,992
Interest income	0	0

EBITDA(1)	$6,201	$6,202

Interest expense	$5,713	$5,900

Capital expenditures	$0	$0

Identifiable assets(2)	$145,715	$148,428

Other & Eliminations:
Operating revenues	$876	$475

Operating loss	$(1,083)	$(1,280)
Depreciation and amortization	141	177
Interest income	662	565

EBITDA(1)	$(280)	$(538)

Interest expense	$(75)	$(72)

Capital expenditures	$0	$225

Identifiable assets(2)	$57,984	$61,469

Total:
Operating revenues	$24,375	$26,433

Operating income	$3,187	$4,303
Depreciation and amortization	3,096	3,144
Interest income	673	570

EBITDA(1)	$6,956	$8,017

Interest expense	$8,068	$8,201

Capital expenditures	$225	$1,589

Identifiable assets(2)	$240,364	$246,996

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.

(2)	Identifiable assets represents total assets less elimination for intercompany items

ARCHON CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

     Management believes the following critical accounting policies, among others, affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Allowance for Doubtful Accounts.     We allow for an estimated amount of receivables that may not be collected. We estimate our allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

     Long-Lived Assets.     We have a significant investment in long-lived property and equipment. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. We estimate useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and we assess commercial viability of these assets periodically.

     Income Taxes.     The Company has recorded a valuation allowance to eliminate its deferred tax assets. The Company has recorded the valuation allowance based upon forecasted losses from its current operations. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, an adjustment to the valuation allowance would increase income in the period in which the profit is realized.

Results of Operations – Six Months Ended March 31, 2003 and 2002

Consolidated

     Net Operating Revenues.     Consolidated net operating revenues for the six months ended March 31, 2003 were $24.4 million, a $2.0 million, or 7.8%, decrease from $26.4 million for the six months ended March 31, 2002. Income from the investment properties was $6.2 million in each of the six months ended March 31, 2003 and 2002. Revenues decreased $2.5 million to $17.3 million at the Pioneer Hotel and Gambling Hall (the “Pioneer”) for the six months ended March 31, 2003 compared to $19.8 million for the six months ended March 31, 2002. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003, had revenues of $300,000.

     Operating Expenses.     Total operating expenses decreased $900,000, or 4.3%, to $21.2 million for the six months ended March 31, 2003 from $22.1 million for the six months ended March 31, 2002. Total operating expenses as a percentage of revenue increased to 86.9% in the current year period from 83.7% in the prior year period. Operating expenses decreased by $900,000, or 4.7%, at the Pioneer, by $300,000 at the investment properties and by $200,000 at corporate. The decrease in operating expenses at the investment properties was due to an adjustment to depreciation and amortization expenses in the prior year period. The decrease at corporate was due to development costs associated with the development of certain gaming technology in the prior year period. ASMC had operating expenses of $500,000.

     Operating Income.     Consolidated operating income for the six months ended March 31, 2003 was $3.2 million, a decrease of $1.1 million, or 25.9%, from $4.3 million for the six months ended March 31, 2002. Operating income decreased by $1.6 million at the Pioneer and increased by $300,000 at the investment properties. ASMC had operating loss of $200,000.

     Interest Expense.     Consolidated interest expense for the six months ended March 31, 2003 was $8.1 million, a $100,000 decrease compared to $8.2 million for the six months ended March 31, 2002.

     Interest Income.     Interest income for the six months ended March 31, 2003, was $700,000, a $100,000 increase compared to $600,000 for the six months ended March 31, 2002.

     Loss Before Income Tax.      Consolidated loss before income tax for the six months ended March 31, 2003 was $4.2 million, a $900,000 increase compared to a loss of $3.3 million for the six months ended March 31, 2002.

     Federal Income Tax.     The Company recorded a federal income tax benefit of $1.4 million for the six months ended March 31, 2003, compared to a $1.1 million benefit for the six months ended March 31, 2002.

     Preferred Share Dividends.     Dividends of approximately $800,000 for each of the six-month periods ended March 31, 2003 and 2002 accrued on the preferred stock. The dividend rate was 15% in the 2003 six-month period compared to 14% in the 2002 six-month period.

     Net Loss.     Consolidated net loss attributable to common shares was $3.5 million, or $0.57 per common share, for the six months ended March 31, 2003 compared to net loss attributable to common shares of $3.0 million, or $0.48 per common share, for the six months ended March 31, 2002.

Pioneer

     Net Operating Revenues.     Revenues at the Pioneer decreased $2.5 million, or 12.4%, to $17.3 million in the six months ended March 31, 2003 from $19.8 million in the six months ended March 31, 2002 due to a decrease in the number of casino patrons, which management believes is due primarily to expansion of Native American gaming facilities in Southern California, Arizona and New Mexico and a loss of market share in the Laughlin market.

     Casino revenues decreased $2.5 million, or 14.7%, to $14.5 million in the six months ended March 31, 2003 from $17.0 million in the six months ended March 31, 2002. Slot and video poker revenues decreased $2.3 million, or 15.6%, to $12.5 million in the six months ended March 31, 2003 from $14.8 million in the six months ended March 31, 2002. Other gaming revenues, including table games, decreased $200,000, or 8.5%, to $2.0 million in the six months ended March 31, 2003 from $2.2 million in the six months ended March 31, 2002. Casino promotional allowances decreased $700,000, or 17.4%, to $3.2 million in the six months ended March 31, 2003 from $3.9 million in the six months ended March 31, 2002.

     Hotel revenues remained unchanged at $1.2 million for the six months ended March 31, 2003 and 2002, as an increase in occupancy rate to 74.7% from 73.8% was offset by a decrease in average daily room rate. Food and beverage revenues decreased $600,000, or 13.1%, to $3.6 million for the six months ended March 31, 2003 compared to $4.2 million in the six months ended March 31, 2002, due to the decrease in the number of casino patrons. Other revenues decreased $100,000, or 7.5%, to $1.1 million in the six months ended March 31, 2003 from $1.2 million in the six months ended March 31, 2002, due to decreased sales in the Pioneer’s retail outlets caused by fewer patrons and competition from retail sales in other casinos in Laughlin.

     Operating Expenses.     Operating expenses decreased $900,000, or 4.7%, to $17.5 million in the six months ended March 31, 2003 from $18.4 million in the six months ended March 31, 2002. Operating expenses as a percentage of revenue increased to 101.3% in the current year period from 93.1% in the prior year period.

     Casino expenses decreased $500,000, or 5.5%, to $8.2 million in the six months ended March 31, 2003 from $8.7 million in the six months ended March 31, 2002, primarily related to the decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 56.3% in the current year period from 50.8% in the prior year period.

     Hotel expenses were unchanged at approximately $300,000 in the six months ended March 31, 2003 and 2002. Food and beverage expenses decreased $200,000, or 10.5%, to $1.9 million in the six months ended March 31, 2003 from $2.1 million in the six months ended March 31, 2002. Food and beverage expenses as a percentage of food and beverage revenues increased to 50.9% in the current year period from 49.4% in the prior year period. Other expenses were unchanged at $1.1 million despite the decrease in revenues due to an increase in the cost of sales in retail outlets for the six months ended March 31, 2003 and 2002. Other expenses as a percentage of other revenues increased to 95.7% in the current year period from 89.2% in the prior year period.

     Selling, general and administrative expenses were unchanged at $2.7 million in the six months ended March 31, 2003 and 2002. Selling, general and administrative expenses as a percentage of revenues increased to 15.7% in the current year period from 13.9% in the prior year period. Utilities and property expenses decreased $400,000, or 15.5%, to $2.1 million in the six months ended March 31, 2003 from $2.5 million in the six months ended March 31, 2002, due to decreased rent expense associated with gaming equipment that was leased in the prior year before being purchased in May 2002. Utilities and property expenses as a percentage of revenues decreased to 12.1% in the current year period from 12.5% in the prior year period. Depreciation and amortization expenses increased $300,000, or 28.5%, to $1.3 million in the six months ended March 31, 2003 from $1.0 million in the six months ended March 31, 2002, due to the purchase of gaming equipment in May 2002.

Results of Operations – Three Months Ended March 31, 2003 and 2002

Consolidated

     Net Operating Revenues.     Consolidated net operating revenues for the quarter ended March 31, 2003 were $13.1 million, a $900,000, or 6.8%, decrease from $14.0 million for the quarter ended March 31, 2002. Income from the investment properties was $3.1 million in each of the quarters ended March 31, 2003 and 2002. Revenues decreased $1.4 million, or 13.0%, at the Pioneer. ASMC had revenues of $300,000.

     Operating Expenses.     Total operating expenses decreased $200,000, or 1.9%, to $11.1 million for the quarter ended March 31, 2003 from $11.3 million for the quarter ended March 31, 2002. Total operating expenses as a percentage of revenue increased to 84.9% for the current year quarter from 80.6% for the prior year quarter. Operating expenses were relatively unchanged at the Pioneer and decreased by $400,000 at the investment properties and $200,000 at corporate. The decrease in operating expenses at the investment properties was due to an adjustment to depreciation and amortization expenses in the prior year quarter. The decrease at corporate was due to development costs associated with the development of certain gaming technology in the prior year quarter. ASMC had operating expenses of $500,000.

     Operating Income.     Consolidated operating income for the quarter ended March 31, 2003 was $2.0 million, a decrease of $700,000, or 27.3%, from $2.7 million for the quarter ended March 31, 2002. Operating income decreased by $1.3 million at the Pioneer and increased by $400,000 at the investment properties. ASMC had operating loss of $200,000.

     Interest Expense.     Consolidated interest expense was $4.2 million for each of the quarters ended March 31, 2003 and 2002.

     Interest Income.     Interest income was $200,000 for each of the quarters ended March 31, 2003 and 2002.

     Loss Before Income Tax.     Consolidated loss before income tax for the quarter ended March 31, 2003 was $2.0 million, a $700,000 increase compared to a loss of $1.3 million for the quarter ended March 31, 2002.

     Federal Income Tax.     The Company recorded a federal income tax benefit of $700,000 for the quarter ended March 31, 2003, compared to a $400,000 benefit for the quarter ended March 31, 2002.

     Preferred Share Dividends.     Dividends of approximately $400,000 for each of the quarters ended March 31, 2003 and 2002 accrued on the preferred stock. The dividend rate was 15% in the 2003 quarter compared to 14% in the 2002 quarter.

     Net Loss.     Consolidated net loss attributable to common shares was $1.7 million, or $0.27 per common share, for the quarter ended March 31, 2003 compared to net loss attributable to common shares of $1.2 million, or $0.20 per common share, for the quarter ended March 31, 2002.

Pioneer

     Net Operating Revenues.     Revenues at the Pioneer decreased $1.4 million, or 13.0%, to $9.2 million in the quarter ended March 31, 2003 from $10.5 million in the quarter ended March 31, 2002 due to a decrease in the number of casino patrons, which management believes is due primarily to expansion of Native American gaming facilities in Southern California, Arizona and New Mexico and a loss of market share in the Laughlin market.

     Casino revenues decreased $1.4 million, or 15.1%, to $7.8 million in the quarter ended March 31, 2003 from $9.2 million in the quarter ended March 31, 2002. Slot and video poker revenues decreased $1.2 million, or 15.1%, to $6.8 million in the quarter ended March 31, 2003 from $8.0 million in the quarter ended March 31, 2002. Other gaming revenues, including table games, decreased $200,000, or 15.5%, to $1.0 million in the quarter ended March 31, 2003 from $1.2 million in the quarter ended March 31, 2002. Casino promotional allowances decreased $200,000, or 10.6%, to $1.8 million in the quarter ended March 31, 2003 from $2.0 million in the quarter ended March 31, 2002.

     Hotel revenues were unchanged at 700,000 for the quarters ended March 31, 2003 and 2002, as an increase in occupancy rate to 83.7% from 82.4% was offset by a decrease in average daily room rate. Food and beverage revenues decreased $300,000, or 11.5% to $1.9 million in the quarter ended March 31, 2003 compared to $2.2 million in the quarter ended March 31, 2002 due to the decrease in the number of casino patrons. Other revenues remained unchanged at $600,000 for the quarters ended March 31, 2003 and 2002.

     Operating Expenses.     Operating expenses were relatively unchanged at $9.0 million in the quarter ended March 31, 2003 compared to $9.1 million in the quarter ended March 31, 2002. Operating expenses as a percentage of revenue increased to 98.3% in the current year quarter from 85.9% in the prior year quarter.

     Casino expenses were unchanged at $4.3 million for the quarters ended March 31, 2003 and 2002. Casino expenses as a percentage of casino revenues increased to 55.5% in the current year quarter from 46.7% in the prior year quarter.

     Hotel expenses were unchanged at $200,000 in the quarters ended March 31, 2003 and 2002. Food and beverage expenses decreased $100,000, or 7.2%, to $1.0 million in the quarter ended March 31, 2003 from $1.1 million in the quarter ended March 31, 2002. Food and beverage expenses as a percentage of food and beverage revenues increased to 50.6% in the current year quarter from 48.2% in the prior year quarter. Other expenses increased $100,000, or 26.9%, to $600,000 for the quarter ended March 31, 2003 compared to $500,000 for the quarter ended March 31, 2002, due to an increase in the cost of sales in retail outlets. Other expenses as a percentage of other revenues increased to 98.6% in the current year quarter from 84.5% in the prior year quarter.

     Selling, general and administrative expenses decreased $100,000, or 6.4%, to $1.3 million in the quarter ended March 31, 2003 from $1.4 million in the quarter ended March 31, 2002. Selling, general and administrative expenses as a percentage of revenues increased to 14.0% in the current year quarter from 13.0% in the prior year quarter. Utilities and property expenses decreased $200,000, or 13.7%, to $1.0 million in the quarter ended March 31, 2003 from $1.2 million in the quarter ended March 31, 2002, due to decreased rent expense associated with gaming equipment that was leased in the prior year before being purchased in May 2002. Utilities and property expenses as a percentage of revenues decreased to 11.3% in the current year quarter from 11.4% in the prior year quarter. Depreciation and amortization expenses increased $100,000, or 26.4%, to $600,000 in the three months ended March 31, 2003 from $500,000 in the three months ended March 31, 2002, due to the purchase of gaming equipment in May 2002.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

     Contractual Obligations and Commitments:     The following table summarizes the Company’s fiscal year contractual obligations and commitments as of March 31, 2003. (For the six-month period ending September 30, 2003 and for the fiscal years ending September 30, 2004, 2005 and 2006 and thereafter).

	Payments Due By Periods

	2003	2004	2005	2006	2007	2008 and Thereafter	Total

	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$623	$1,411	$1,658	$1,915	$2,195	$45,620	$53,422
Sovereign	2,322	5,003	28,400	0	0	31,199	66,924
Obligations under lease:
Pioneer Hotel Inc.	1,707	3,902	4,155	4,280	4,408	92,490	110,942
Long-term debt:
Building	27	61	70	80	14	0	252
Other	256	607	575	334	0	0	1,772
Operating leases:
Ground lease	397	792	792	792	792	56,457	60,022
Corporate offices	72	127	108	54	0	0	361

	$5,404	$11,903	$35,758	$7,455	$7,409	$225,766	$293,695

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

     As of March 31, 2003, the Company held cash and cash equivalents of $6.1 million compared to $8.6 million at September 30, 2002. Approximately $1.6 million at March 31, 2003 was held in escrow pursuant to the agreements related to the sale of the Santa Fe assets. In addition, the Company had

$11.5 million in investment in marketable securities at March 31, 2003. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending March 31, 2004.

     Cash Flow from Operating Activities.     The Company’s cash provided by operations was $500,000 for the six months ended March 31, 2003 as compared to $1.2 million for the six months ended March 31, 2002. In the 2003 period, cash used by notes receivable was $1.6 million and cash used by other assets was $600,000 compared to $0 and $1.4 million, respectively, in the 2002 period.

     Cash Flow from Investing Activities.     Cash provided by investing activities was $500,000 during the six months ended March 31, 2003, compared to cash used in investing activities of $3.7 million during the six months ended March 31, 2002. In the 2003 period, capital expenditures were $200,000, restricted cash increased $300,000 due to contributions from the Company required to be made by the terms of the agreements related to the Pioneer transactions and marketable securities decreased a net of $1.0 million compared to capital expenditures of $1.5 million, restricted cash decrease of $700,000 and marketable securities net increase of $2.9 million, respectively, in the 2002 period.

     Cash Used in Financing Activities.     Cash used in financing activities was $3.3 million in the six month period ended March 31, 2003 compared to $2.5 million for the six months ended March 31, 2002. In the six months ended March 31, 2003 and 2002, the Company repaid $2.8 million and $2.5 million of debt, respectively. In the 2003 period, the Company used $500,000 to acquire shares of its preferred stock.

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

     The Company's primary use of funds is for operations of Archon, which includes costs of executive and administrative personnel, administrative functions, costs to explore development opportunities and required capital contributions to Pioneer and deposits of cash in the Pioneer restricted cash accounts pursuant to the terms of the agreements related to the Pioneer transactions (see "Pioneer"). Additionally, the Company has the option to acquire the Pioneer during the period from December 1, 2003 to December 31, 2007. If the Company elects to exercise the option, it will require cash to do so.

Pioneer

     Pioneer’s principal uses of cash are for payments of obligations under lease, rent, capital expenditures to maintain the facility and, to the extent permitted to be paid, the management fee payable to the Company. The Company has implemented changes in personnel, promotional programs and slot equipment to address the decreases in revenues and operating income. Additionally, capital improvements to the Pioneer's food and beverage and other retail outlets are underway. The capital expenditures are expected to be approximately $500,000. One of management's main focus is to recapture market share that has been lost in the Laughlin market.

     Payments of obligations under lease were $900,000 for the three months ended March 31, 2003 and 2002 and $1.7 million for the six months ended March 31, 2003 and 2002, respectively. Rent expense was $200,000 and $400,000 in the three months ended March 31, 2003 and 2002, respectively and $400,000 and $800,000 in the six months ended March 31, 2003 and 2002, respectively. Rent expense decreased as the result of the purchase in May 2002 of gaming equipment previously under lease. Capital expenditures are expected to be funded primarily from the restricted cash account.

     On December 29, 2000, the Company entered into a series of agreements to transfer, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986 as amended, the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party (the “Purchaser”) and agreed to lease and license the assets for up to 20 years, during which period the Company will operate the Pioneer (collectively, the “Pioneer Transactions”). The consideration for the Pioneer Transactions consisted of the assumption and immediate repayment by the Purchaser of $32.5 million of debt owed by Pioneer Hotel Inc. (“PHI”) to SFHI Inc. (“SFHI”) and preferred stock of the Purchaser having a $1.0 million liquidation preference.

     Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, competing in the Laughlin, Nevada area and payment of dividends with respect to the Archon preferred stock. In addition, Archon agreed to maintain consolidated liquidity (as defined in the agreements relating to the Pioneer Transactions) of not less than $25.0 million. Archon has agreed to forgo all or a portion of the management fees payable by PHI if PHI’s ratio of operating cash flow to fixed charges falls below 1.20 to 1.00. Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash in restricted cash accounts in the event PHI’s ratio of fixed charges to operating cash flow falls below 1.00 to 1.00 during any rolling four-quarter period, calculated on a quarterly basis.

     Specifically, if the ratio of fixed charges to operating cash flow is less than 1.00 to 1.00 for any four-quarter period ending on or before December 31, 2003, Archon is obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charge coverage ratio is less than 1.00 to 1.00 for three consecutive quarters during that period, to deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease, with payments ranging from $500,000 for the quarter ended March 31, 2003 to $2,000,000 for the quarter ending December 31, 2003 with increases thereafter. With respect to four-quarter periods ending after December 31, 2003, if the fixed charge coverage ratio requirement is not met, Archon will be required to make a capital contribution in the amount of the deficiency and an additional cash payment to the restricted cash account based upon a specified percentage of the stipulated loss value set forth in the lease. Notwithstanding the foregoing, if the fixed charge coverage ratio is less than 1.00 to 1.00 for four consecutive quarters and the fourth consecutive quarter ends after the quarter ending December 31, 2003, Archon will not be permitted to cure the deficiency. If Archon fails to make any required payments or is not permitted to cure a deficiency with respect to quarters ending after the quarter ending December 31, 2003, an event of default will occur under the lease.

     Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001. PHI’s ratio of fixed charges to operating cash flow was 0.55 to 1.00 for the four quarters ended March 31, 2003, the fourth consecutive quarter in which the ratio was less than 1.00 to 1.00. The Company will make the required capital contribution to PHI in the amount of $1,372,000 and the required deposit to the restricted cash account in the amount of $487,000. PHI’s ratio of fixed charges to operating cash flow for the four quarters ended June 30, 2002, September 30, 2002 and December 31, 2002 were 0.92 to 1.00, 0.87 to 1.00 and 0.81 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amounts of approximately $375,000, $275,000 and $314,000 with respect to the four-quarter periods ended June 30, September 30 and December 31, 2002, respectively, and additionally deposited $484,000 in the restricted cash account with restricted to the four-quarter period ended December 31, 2002. The Company expects that future operating results at the Pioneer will result in fixed charge coverage ratios of less than 1.00 to 1.00, so that the Company will be required to continue to make capital contributions and significant deposits to restricted cash accounts for the foreseeable future.

     Furthermore, Archon would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI’s fixed charge ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the ratio of fixed charges to operating cash flow was 0.93 to 1.00, and 0.92 to 1.00, respectively. However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations. The elimination of the rent payments reduced fixed charges in periods subsequent to the repurchase date. Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI’s ratio of fixed charges to operating cash flow for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively. Archon advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charge ratios giving effect to the May 2002 purchase of leased gaming equipment. The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis. If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

     The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI during the period from December 31, 2003 and December 31, 2007, at purchase price amounts ranging between $35.5 million and $38.7 million, which, as of the date of the agreements, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value. No assurance can be given that the Company will be able to raise sufficient funds to exercise the option.

Archon Sparks Management Company

     In fiscal 2001, the Company purchased for $100,000 Class B member interests in Duke's-Sparks ("Duke's"), a Nevada limited liability company that developed Duke's Casino, a restricted slot operation, restaurant and entertainment facility in Sparks, Nevada. Christopher Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Duke's.

     On October 8, 2002 the Company entered into a Subordinated Loan Agreement (the "Duke's Loan Agreement") with Duke's. Under the Duke's Loan Agreement, Duke's was entitled to borrow up to $1.1 million for construction, equipment, furnishings and other costs related to the completion and opening of Duke's Casino. The loan, which is secured on a subordinated basis by the real property on which Duke's is located (the "Duke's Real Property") and on a senior basis by non-gaming equipment and certain other personal property, matures on October 8, 2009 and bears interest at an annual rate of 15%, plus additional interest at an annual rate of 10% until such time as the option described in the following sentence is exercised. In connection with the Duke's Loan Agreement, the Company received an option to acquire 70% of the equity in the entity that owns Duke's. Duke's borrowed the entire $1.1 million available under the Duke's Loan Agreement by December 31, 2002. Furthermore, the Company has advanced Duke's an additional approximately $423,000 on an unsecured basis, which advances are evidenced by a promissory note payable on demand.

     The Company's advances to Dukes under the Duke's Loan Agreement are subordinate to a senior loan in the amount of $4.0 million, which is secured on a senior basis by the Duke's Real Property (the "Duke's Senior Loan"). Duke's is in default under both the Duke's Senior Loan and the Company's loans to Duke's pursuant to the Duke's Loan Agreement and the promissory note. The Company has been advised that the senior lender has recorded a notice of default and election to sell the Duke's Real Property and has provided notice of such recordation to Duke's and other parties in interest as required by Nevada law. The Company filed a notice of default and election to sell with respect to the loan under the Duke's Loan Agreement subsequent to the senior lender recording its notice of default and election. Duke's may reinstate the Duke's Senior Loan by making good its deficiency in payment and performance under the Duke's Senior Loan, as well as paying all costs, fees and expenses incident to the preparation and recordation of the senior lender's notice of default on or before May 15, 2003. If Duke's does not do so, the senior lender may cause the trustee under the deed of trust with respect to the Duke's Senior Loan to commence a foreclosure sale of the property 90 days after the senior lender's notice of default was recorded. If a foreclosure sale occurs, it is likely that the proceeds will not be sufficient to satisfy in full the obligations under the Duke's Senior Loan, which would likely result in the Company not receiving any payment with respect to its loans to Duke's.

     On October 4, 2002, a subsidiary of the Company entered into a lease (the "Duke's-Sparks Lease") with Duke's, with respect to the Duke's Casino. The Duke's-Sparks Lease provides that it will commence on the first day of the month (the "Commencement Date") following the month in which the Company's subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke's, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke's at the facility has been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke's receives the necessary regulatory approvals to operate the casino. The Duke's-Sparks Lease provides for monthly base rent in the amount of $81,216. The required gaming regulatory approvals were obtained by the Company's subsidiary on January 24, 2003, and the Company began operating Duke's on February 7, 2003. However, the remodeling of the facility is not substantially complete, so the Company has not paid any rent to Duke's to date. In addition, the Company has installed approximately 190 slot and video poker machines in Dukes' Casino valued at approximately $1.7 million. The purchase contract for the machines has not been finalized as of May 15, 2003.

Preferred Stock

     The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid in kind dividends. The Company has accrued the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continues to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2002, the dividend rate increased to 15%. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of March 31, 2003, the aggregate liquidation preference of the preferred stock was $17.6 million, or $3.73 per share.

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

     The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of May 12, 2003, the Company had purchased 696,862 shares of preferred stock for $1,042,573 under this program. In addition, in April 2001 the Company acquired approximately 3.5 million shares of preferred stock as part of a litigation settlement agreement.

Effects of Inflation

     The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel. Any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

Private Securities Litigation Reform Act

     Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward looking-statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

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

Item 4.      CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Audit Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission. Subsequent to the date of that evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

ARCHON CORPORATION
PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

     None

Item 2.     Changes in Securities

     None

Item 3.     Defaults Upon Senior Securities

     The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continues to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 15% effective October 1, 2002. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of March 31, 2003, the aggregate liquidation preference of the Preferred Stock was $17.6 million, or $3.73 per share.

Item 4.     Submission of Matters to a Vote of Security Holders

     None

Item 5.     Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K

     Exhibits

     99.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ARCHON CORPORATION, Registrant

By:	/s/ CHARLES W. SANDEFUR
Charles W. Sandefur, Chief Financial Officer

Dated: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ CHARLES W. SANDEFUR
Charles W. Sandefur Director and Chief Financial Officer (Principal Accounting and Financial Officer)