Form 10-Q
period 2003-06-30
ARCHON CORP
filed 2003-08-20
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 1-9481

ARCHON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or jurisdiction of incorporation or organization)	88-0304348 (I.R.S. Employer Identification Number)

3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109
(Address of principal executive office and zip code)

(702) 732-9120
(Registrant’s telephone number, including area code)

__________________________________________________________________________
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

6,221,431 as of August 11, 2003

ARCHON CORPORATION

Archon Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	June 30, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$5,020,445	$8,615,412
Investment in marketable securities	11,783,308	12,180,399
Accounts receivable, net	175,971	3,225,944
Inventories	264,706	286,585
Prepaid expenses and other	1,076,707	975,199

Total current assets	18,321,137	25,283,539
Land held for development	23,109,400	23,109,400
Property held for investment, net	137,617,561	139,996,477
Property and equipment, net	34,639,504	34,171,292
Restricted cash	13,423,476	13,021,550
Other assets	6,850,191	6,503,307

Total assets	$233,961,269	$242,085,565

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,434,053	$1,926,804
Interest payable	269,796	2,285,248
Accrued and other liabilities	2,083,237	2,360,996
Current portion of long-term debt	737,062	93,100
Current portion of non-recourse debt	6,358,392	5,733,795

Total current liabilities	11,882,540	12,399,943
Long-term debt – less current portion	1,264,354	261,966
Non-recourse debt – less current portion	111,363,027	117,401,909
Obligation under lease	36,303,820	35,365,308
Deferred income taxes	31,418,862	34,091,076
Other liabilities	15,256,915	11,269,374
Stockholders’ equity	26,471,751	31,295,989

Total liabilities and stockholders’ equity	$233,961,269	$242,085,565

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Casino	$6,857,398	$6,345,538	$21,660,534	$23,393,762
Hotel	770,332	770,796	1,996,872	1,996,248
Food and beverage	2,134,371	1,928,230	5,785,314	6,130,140
Investment properties	3,100,562	3,100,562	9,301,685	9,301,685
Other	500,125	682,320	2,242,669	2,370,769

Gross revenues	13,362,788	12,827,446	40,987,074	43,192,604
Less casino promotional allowances	(1,881,248)	(1,444,555)	(5,130,094)	(5,376,472)

Net operating revenues	11,481,540	11,382,891	35,856,980	37,816,132

Operating expenses:
Casino	3,928,101	3,775,549	12,575,899	12,443,582
Hotel	214,140	243,435	557,881	607,315
Food and beverage	1,091,158	1,105,955	2,949,379	3,182,233
Other	403,382	470,828	1,497,004	1,568,731
Selling, general and administrative	1,258,326	1,141,967	3,608,758	3,603,454
Corporate expenses	731,779	732,843	2,048,296	2,189,688
Utilities and property expenses	1,302,496	1,397,490	3,784,430	4,258,783
Depreciation and amortization	1,725,391	1,442,938	4,821,804	4,587,012
Reserve for receivable and investment	1,000,000		1,000,000

Total operating expenses	11,654,773	10,311,005	32,843,451	32,440,798

Operating income (loss)	(173,233)	1,071,886	3,013,529	5,375,334
Interest expense	(3,881,193)	(3,983,272)	(11,948,705)	(12,184,767)
Interest income	402,734	360,293	1,075,722	930,059

Loss before income tax expense benefit	(3,651,692)	(2,551,093)	(7,859,454)	(5,879,374)
Federal income tax (expense) benefit	1,241,575	(1,131,616)	2,672,214	0

Net loss	(2,410,117)	(3,682,709)	(5,187,240)	(5,879,374)
Dividends accrued on preferred shares, net	(386,176)	(397,116)	(1,143,504)	(1,164,554)

Net loss applicable to common shares	$(2,796,293)	$(4,079,825)	$(6,330,744)	$(7,043,928)

Average common shares outstanding	6,221,431	6,192,213	6,221,431	6,166,242

Average common and common equivalent shares outstanding	6,221,431	6,192,213	6,221,431	6,166,242

Loss per common share:
Basic	$(0.45)	$(0.66)	$(1.02)	$(1.14)

Diluted	$(0.45)	$(0.66)	$(1.02)	$(1.14)

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries
Consolidated Condensed Statements of Stockholders’ Equity
(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income / (Loss)	Stock Subscriptions Receivable	Treasury Stock	Total

Balances, October 1, 2002	$62,214	$18,146,756	$57,437,482	$(44,094,268)	$(94,678)	$(73,743)	$(87,774)	$31,295,989
Net loss				(5,187,240)				(5,187,240)
Preferred stock dividends accrued, net		1,143,504		(1,143,504)				0
Preferred stock purchased		(1,513,766)	918,068					(595,698)
Unrealized gain on marketable securities					958,700			958,700

Balances, June 30, 2003	$62,214	$17,776,494	$58,355,550	$(50,425,012)	$864,022	$(73,743)	$(87,774)	$26,471,751

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Cash and cash equivalents provided by (used in) operations:	$573,076	$(468,038)
Changes in assets and liabilities:
Accounts receivable, net	3,049,973	2,836,161
Inventories	21,879	(22,595)
Prepaid expenses and other	(101,508)	(176,053)
Deferred income taxes	(2,672,214)	0
Other assets	(1,491,923)	(1,715,637)
Reserve for receivable and investment	1,000,000	0
Accounts payable	507,249	36,790
Interest payable	(2,015,452)	(2,162,399)
Accrued and other liabilities	3,709,782	3,444,889

Net cash provided by operating activities	2,580,862	1,773,118

Cash flows from investing activities:
Decrease (increase) in restricted cash	(403,219)	3,122,964
Capital expenditures	(1,049,233)	(3,907,230)
Marketable securities purchased	(822,711)	(3,876,930)
Marketable securities sold	2,179,795	1,107,779

Net cash used in investing activities	(95,368)	(3,553,417)

Cash flows from financing activities:
Paid on long-term debt	(5,484,763)	(4,908,575)
Preferred stock purchased	(595,698)	(7,594)

Net cash used in financing activities	(6,080,461)	(4,916,169)

Decrease in cash and cash equivalents	(3,594,967)	(6,696,468)
Cash and cash equivalents, beginning of period	8,615,412	16,213,088

Cash and cash equivalents, end of period	$5,020,445	$9,516,620

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

The consolidated condensed financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine month periods are not necessarily indicative of results to be expected for the full fiscal year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2002 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 2002 and March 31, 2003.

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

Earnings Per Share. The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. The effect of options outstanding was not included in diluted calculations during the three and nine months ended June 30, 2003 and June 30, 2002 since the Company incurred a net loss. The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 546,360 for the three and nine months ended June 30, 2003, and by 572,721 shares and 597,930 for the three and nine months ended June 30, 2002, respectively.

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(2,796)	$(4,080)	$(6,331)	$(7,044)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	(1)	(10)

Pro forma net loss	$(2,796)	$(4,080)	$(6,332)	$(7,054)

Loss per share:
Basic-as reported	$(0.45)	$(0.66)	$(1.02)	$(1.14)

Basic-pro forma	$(0.45)	$(0.66)	$(1.02)	$(1.14)

Diluted-as reported	$(0.45)	$(0.66)	$(1.02)	$(1.14)

Diluted-pro forma	$(0.45)	$(0.66)	$(1.02)	$(1.14)

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

Recently Issued Accounting Standards. In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 (“SFAS No. 133”), Accounting for Derivative and Instruments and Hedging Activities, and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and or hedging activities under SFAS 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No, 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003 and have determined that the adoption does not have a material impact on the Company’s consolidated financial position or results of operations.

3.	Cash and Cash Equivalents

At June 30, 2003, the Company held cash and cash equivalents of $5.0 million compared to $8.6 million at September 30, 2002. Approximately $1.0 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in connection with the sale/leaseback transactions in December 2000 relating to the Pioneer. See Note 9

At June 30, 2003 approximately $1.6 million was held in escrow pursuant to the agreements related to the SFHI Asset Sale.

4.	Restricted Cash

At June 30, 2003, the Company held restricted cash of $13.4 million compared to $13.0 million at September 30, 2002. See Note 9

5.	Other Assets

J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage. Included in other assets at June 30, 2003 is $735,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly by Archon to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%.

Included in other assets at June 30, 2003, is $500,000 receivable from Duke’s compared to $100,000 at September 30, 2002. See Note 7

6.	Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three and nine months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(2,410)	$(3,683)	$(5,187)	$(5,879)
Unrealized gain on marketable securities	728	103	959	413

	$(1,682)	$(3,580)	$(4,228)	$(5,466)

7.	Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2002, the Company had expended $245,000 for commercial development of the technology. No further amounts have been expended in the nine months ended June 30, 2003.

In fiscal 2001, the Company purchased for $100,000 Class B member interests in Duke’s-Sparks (“Duke’s”), a Nevada limited liability company that developed Duke’s Casino, a restricted slot operation, restaurant and entertainment facility in Sparks, Nevada. Christopher Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Duke’s.

On October 8, 2002 the Company entered into a Subordinated Loan Agreement (the “Duke’s Loan Agreement”) with Duke’s. Under the Duke’s Loan Agreement, Duke’s was entitled to borrow up to $1.1 million for construction, equipment, furnishings and other costs related to the completion and opening of Duke’s Casino. The loan, which is secured on a subordinated basis by the real property on which Duke’s is located (the “Duke’s Real Property”) and on a senior basis by non-gaming equipment and certain other personal property, matures on October 8, 2009 and bears interest at an annual rate of 15%, plus additional interest at an annual rate of 10% until such time as the option described in the following sentence is exercised. In connection with the Duke’s Loan Agreement, the Company received an option to acquire 70% of the equity in the entity that owns Duke’s. Duke’s borrowed the entire $1.1 million available under the Duke’s Loan Agreement by December 31, 2002. Furthermore, the Company has advanced Duke’s an additional approximately $333,000 on an unsecured basis, which advances are evidenced by a promissory note payable on demand.

The Company’s advances to Dukes under the Duke’s Loan Agreement are subordinate to a senior loan in the amount of $4.0 million, which is secured on a senior basis by the Duke’s Real Property (the “Duke’s Senior Loan”). Duke’s is in default under both the Duke’s Senior Loan and the Company’s loans to Duke’s pursuant to the Duke’s Loan Agreement and the promissory note. Both the senior lender and the Company recorded notices of default and elections to sell the Duke’s Real Property and provided notice of such recordation to Duke’s and other parties in interest as required by Nevada law. On August 13, 2003, the trustee under the deed of trust with respect to the Duke’s Senior Loan held a foreclosure sale of the property. In the foreclosure sale, the senior lender acquired the Duke’s Real Property in partial satisfaction of the Duke’s Senior Loan, as a result of which the Company’s security interest in the Duke’s Real Property was extinguished. Pursuant to the terms of the Company’s loan agreement with Duke’s, Duke’s is prohibited from making payments on the Company’s loans until the Duke’s Senior Loan is paid in full or the senior lender waives the requirement.

The Company and the senior lender have agreed in principle that the senior lender will sell the Duke’s Real Property to the Company for $3.7 million payable no later than June 1, 2007, subject to increase to $3.8 million if not paid in full by June 1, 2005. The purchase price will be evidenced by a promissory note which will bear interest during the first 36 months of the loan at the rate of 1.75% plus the senior lender’s actual cost of funds (currently the prime rate less 25 basis points) increasing to a rate of 2.5% plus the senior lender’s cost of funds for months 37 through 48. Interest will accrue monthly, commencing as of June 1, 2003, and be payable on a monthly basis. All principal and accrued but unpaid interest will be payable on or before June 1, 2007. The promissory note will be secured by a deed of trust on the Duke’s Real Property. Consummation of the purchase is subject to the execution of a mutually acceptable purchase and sale agreement, promissory note, security agreement and related closing documents no later than September 1, 2003. Additionally, the purchase is subject to approval of the Board of Directors of the Company. Until such time as a final agreement is reached with the senior lender with respect to the purchase of the Duke’s Real Property and the Company acquires the Duke’s Real Property, the Company expects to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease described below. If the Company and the senior lender are unable to reach agreement and the Company does not acquire the Duke’s Real Property, the Duke’s-Sparks Lease will be voided. As a result of the foreclosure of the Duke’s Real Property and continuing default under the Duke’s Senior Loan and the Company’s loans to Duke’s, the Company has established a reserve in the amount of $900,000 with respect to its loans to Duke’s. In addition, the Company wrote-off its $100,000 initial investment in Duke’s.

On October 4, 2002, a subsidiary of the Company entered into a lease (the “Duke’s-Sparks Lease”) with Duke’s, with respect to the Duke’s Casino. The Duke’s-Sparks Lease provides that it will commence on the first day of the month (the “Commencement Date”) following the month in which the Company’s subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke’s, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke’s at the facility has been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke’s receives the necessary regulatory approvals to operate the casino. The Duke’s Sparks Lease provides for monthly base rent in the amount of $81,216. The required gaming regulatory approvals were obtained by the Company’s subsidiary on January 24, 2003, and the Company began operating Duke’s on February 7, 2003. However, the remodeling of the facility is not substantially complete, so the Company has not paid any rent to Duke’s to date. Until such time as a final agreement is reached with the senior lender with respect to the Company’s purchase of the Duke’s Real Property and the Company acquires the Duke’s Real Property, the senior lender has agreed that the Company to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease. If the Company and the senior lender are unable to reach agreement and the Company does not acquire the Duke’s Real Property, the Duke’s-Sparks Lease will be voided. In addition, the Company owns and has installed approximately 190 slot and video poker machines in Duke’s Casino valued at approximately $1.7 million.

See Note 5 for information regarding transactions between the Company and J & J Mortgage.

8.	Federal Income Tax

The Company recorded a federal income tax benefit of $1.2 million for the quarter ended June 30, 2003, compared to a $1.1 million tax expense for the quarter ended June 30, 2002. The operating losses incurred by the Company through the third quarter of fiscal 2002 were substantially higher than forecasted by management at the beginning of the fiscal year, and exceeded any projected gains or income from transactions expected to occur in the fiscal years ended September 30, 2002 or ending September 30, 2003. As such, the Company reversed the income tax benefit of approximately $1.1 million recorded for the first two quarters of fiscal 2002 in the quarter ended June 30, 2002.

9.	Contingencies

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

Pursuant to the agreements relating to the Pioneer Transactions, Archon is required to make capital contributions and, in certain circumstances, deposits of cash into a restricted cash account, if PHI’s ratio of fixed charges to operating cash flow is less than 1.00 to 1.00. Additionally, Archon is not entitled to receive the management fee otherwise payable to it if PHI’s ratio of fixed charges to operating cash flow is less than 1.00 to 1.00, and Archon has not received payment of the management fee since April 2001. PHI’s ratio of fixed charges to operating cash flow was 0.60 to 1.00 for the four quarters ended June 30, 2003, the fourth consecutive quarter in which the ratio was less than 1.00 to 1.00. As a result, the Company will make the required deposit to the restricted cash account in the amount of $489,000. PHI’s ratio of fixed charges to operating cash flow for the four quarters ended June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 were 0.92 to 1.00, 0.87 to 1.00, 0.81 to 1.00 and 0.55 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amounts of approximately $375,000, $275,000, $314,000 and $1,372,000 with respect to the four-quarter periods ended June 30, September 30, December 31, 2002 and March 31, 2003, respectively. Additionally, it deposited $484,000 and $487,000 in the restricted cash account for the four quarters ended December 31, 2002 and March 31, 2003, respectively. The Company expects that future operating results at the Pioneer will result in fixed charge coverage ratios of less than 1.00 to 1.00, so that the Company will be required to continue to make capital contributions and significant deposits to restricted cash accounts for the foreseeable future.

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

10.	Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the nine month periods ended June 30, 2003 and 2002 is presented below:

	Nine Months Ended June 30,

	2003	2002

	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$13,010	$11,438

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:
Long-term debt incurred in connection with the acquisition of machinery and equipment	$1,717	$104

Negative amortization of obligation under lease	$939	$824

Unrealized gain on marketable securities	$959	$413

11.	Segment Information

The Company’s operations are in the hotel/casino industry and investment properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations, Archon Sparks Management Company, adjusted to reflect eliminations upon consolidation.

Set forth below is the financial information for the segments in which the Company operates for the three-month and nine-month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,

	2003	2002

	(dollars in thousands)
Pioneer Hotel:
Operating revenues	$7,910	$8,176

Operating loss	$(171)	$(472)
Depreciation and amortization	614	507
Interest income	6	6

EBITDA (1)	$449	$41

Interest expense	$1,229	$1,190

Capital expenditures	$218	$2,335

Investment Properties:
Operating revenues	$3,101	$3,101

Operating income	$2,250	$2,250
Depreciation and amortization	851	851
Interest income	0	0

EBITDA (1)	$3,101	$3,101

Interest expense	$2,619	$2,831

Capital expenditures	$0	$0

Other and Eliminations:
Operating revenues	$471	$106

Operating loss	$(2,252)	$(706)
Depreciation and amortization	260	85
Interest income	397	354

EBITDA (1)	$(1,595)	$(267)

Interest expense	$33	$(38)

Capital expenditures	$2,323	$87

Total:
Operating revenues	$11,482	$11,383

	Three Months Ended June 30,

	2003	2002

	(dollars in thousands)
Operating income (loss)	$(173)	$1,072
Depreciation and amortization	1,725	1,443
Interest income	403	360

EBITDA (1)	$1,955	$2,875

Interest expense	$3,881	$3,983

Capital expenditures	$2,541	$2,422

______________

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.

	Nine Months Ended June 30,

	2003	2002

	(dollars in thousands)
Pioneer Hotel:
Operating revenues	$25,207	$27,933

Operating income (loss)	$(399)	$901
Depreciation and amortization	1,867	1,482
Interest income	16	11

EBITDA (1)	$1,484	$2,394

Interest expense	$3,659	$3,562

Capital expenditures	$443	$3,699

Identifiable assets (2)	$35,267	$37,908

Investment Properties:
Operating revenues	$9,302	$9,302

Operating income	$6,749	$6,459
Depreciation and amortization	2,553	2,842
Interest income	0	0

EBITDA (1)	$9,302	$9,301

Interest expense	$8,332	$8,731

Capital expenditures	$0	$0

Identifiable assets (2)	$141,992	$144,736

	Nine Months Ended June 30,

	2003	2002

	(dollars in thousands)
Other and Eliminations:
Operating revenues	$1,348	$581

Operating loss	$(3,336)	$(1,985)
Depreciation and amortization	402	263
Interest income	1,060	919

EBITDA (1)	$(1,874)	$(803)

Interest expense	$(42)	$(108)

Capital expenditures	$2,323	$312

Identifiable assets (2)	$56,702	$58,603

Total:
Operating revenues	$35,857	$37,816

Operating income	$3,014	$5,375
Depreciation and amortization	4,822	4,587
Interest income	1,076	930

EBITDA (1)	$8,912	$10,892

Interest expense	$11,949	$12,185

Capital expenditures	$2,766	$4,011

Identifiable assets (2)	$233,961	$241,247

______________

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.

(2)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Archon’s consolidated condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes. The Company has recorded a valuation allowance to reduce its deferred tax assets to the balance the Company believes can be recovered based on forecasted taxable income. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, an adjustment to the valuation allowance would increase income in the period in which the profit is realized.

Results of Operations – Nine Months Ended June 30, 2003 and 2002

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the nine months ended June 30, 2003 were $35.9 million, a $1.9 million, or 5.2%, decrease from $37.8 million for the nine months ended June 30, 2002. Income from the investment properties was $9.3 million in each of the nine months ended June 30, 2003 and 2002. Revenues decreased $2.7 million to $25.2 million at the Pioneer Hotel and Gambling Hall (the “Pioneer”) for the nine months ended June 30, 2003 compared to $27.9 million for the nine months ended June 30, 2002. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003, had revenues of $800,000.

Operating Expenses. Total operating expenses increased $400,000, or 1.2%, to $32.8 million for the nine months ended June 30, 2003 from $32.4 million for the nine months ended June 30, 2002. Total operating expenses as a percentage of revenue increased to 91.6% in the current year period from 85.8% in the prior year period. Operating expenses decreased $1.4 million, or 5.3%, at the Pioneer, by $300,000 at the investment properties and by $200,000 at corporate. The decrease in operating expenses at the investment properties was due to an adjustment to depreciation and amortization expenses in the prior year period. The decrease at corporate was due to development costs associated with the development of certain gaming technology incurred in the prior year period. ASMC had operating expenses of $1.3 million. The Company recorded a $1.0 million reserve for receivable and investment in the current period.

Operating Income. Consolidated operating income for the nine months ended June 30, 2003 was $3.0 million, a $2.4 million decrease from $5.4 million for the nine months ended June 30, 2002. Operating income decreased $1.3 million at the Pioneer and increased $300,000 at the investment properties. ASMC had an operating loss of $600,000.

Interest Expense. Consolidated interest expense for the nine months ended June 30, 2003 was approximately $12.0 million, a $200,000 decrease compared to $12.2 million in the nine months ended June 30, 2002. Interest expense from the investment properties decreased $400,000 due to a reduction through principal payments of outstanding debt. Interest expense increased $100,000 at the Pioneer due to increase in outstanding debt through negative amortization of debt. ASMC had $100,000 in interest expense.

Interest Income. Interest income for the nine months ended June 30, 2003, was $1.1 million, an increase of $200,000 from $900,000 for the nine months ended June 30, 2002 due to a higher return on investments.

Loss Before Income Tax. Consolidated loss before income tax for the nine months ended June 30, 2003 was $7.9 million, a $2.0 million increase compared to a loss of $5.9 million for the nine months ended June 30, 2002.

Federal Income Tax. The Company recorded a federal income tax benefit of $2.7 million for the nine months ended June 30, 2003. The Company recorded no federal income tax benefit in the prior nine month period. The operating losses incurred by the Company through the third quarter of fiscal 2002 were substantially higher than forecasted by management at the beginning of the fiscal year, and exceeded any projected gains or income from transactions expected to occur in that year. As such, the Company reversed the income tax benefit of approximately $1.1 million recorded for the first two quarters of fiscal 2002 in the quarter ended June 30, 2002.

Preferred Share Dividends. Dividends of approximately $1.1 million and $1.2 million for the nine month periods ended June 30, 2003 and 2002, respectively, accrued on the preferred stock. The dividend rate increased to 15.5% effective April 1, 2003 from 15.0% beginning on October 1, 2002. The dividend rate increases by 50 basis points on each October 1 and April 1, up to a maximum dividend rate of 16%, in accordance with the terms of the Certificate of Designations of the preferred stock.

Net Loss. Consolidated net loss attributable to common shares was $6.3 million, or $1.02 per common share, for the nine months ended June 30, 2003 compared to a net loss attributable to common shares of $7.0 million, or $1.14 per common share, for the nine months ended June 30, 2002.

Pioneer

Net Operating Revenues. Revenues at the Pioneer decreased $2.7 million, or 9.8%, to $25.2 million in the nine months ended June 30, 2003 from $27.9 million in the nine months ended June 30, 2002 due to a decrease in the number of casino patrons, which management believes is due primarily to expansion of Native American gaming facilities in Southern California, Arizona and New Mexico and a loss of market share in the Laughlin market.

Casino revenues decreased $2.4 million, or 10.3%, to $21.0 million in the nine months ended June 30, 2003 from $23.4 million in the nine months ended June 30, 2002. Slot and video poker revenues decreased $2.2 million, or 10.9%, to $18.1 million in the nine months ended June 30, 2003 from $20.3 million in the nine months ended June 30, 2002. Management believes that the decrease results from fewer casino patrons. Other gaming revenues, including table games, decreased $200,000, or 6.6%, to $2.9 million in the nine months ended June 30, 2003 from $3.1 million in the nine months ended June 30, 2002. Casino promotional allowances decreased $400,000, or 6.5%, to $5.0 million in the nine months ended June 30, 2003 from $5.4 million in the nine months ended June 30, 2002.

Hotel revenues were relatively unchanged at $2.0 million for the nine months ended June 30, 2003 and 2002, as an increase in occupancy rate to 76.5% from 75.0% was offset by a decrease in the average daily room rate. Food and beverage revenues decreased $500,000, or 8.3% to $5.6 million for the nine months ended June 30, 2003 compared to $6.1 million for the nine months ended June 30, 2002, due to the decrease in the number of casino patrons. Other revenues decreased $200,000, or 8.9%, to $1.6 million in the nine months ended June 30, 2003 from $1.8 million in the nine months ended June 30, 2002, due to decreased sales in the Pioneer’s retail outlets caused by fewer patrons and competition from retail sales in other casinos in Laughlin.

Operating Expenses. Operating expenses decreased $1.4 million, or 5.3%, to $25.6 million in the nine months ended June 30, 2003 from $27.0 million in the nine months ended June 30, 2002. Operating expenses as a percentage of revenue increased to 101.6% in the current year period from 96.8% in the prior year period.

Casino expenses decreased $600,000, or 4.6%, to $11.9 million in the nine month period ended June 30, 2003 from $12.5 million in the nine month period ended June 30, 2002, related to the decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 56.5% in the current year period from 53.2% in the prior year period.

Hotel expenses were unchanged at $600,000 in the nine months ended June 30, 2003 and 2002. Food and beverage expenses decreased $400,000, or 11.4%, to $2.8 million in the nine months ended June 30, 2003 from $3.2 million in the nine months ended June 30, 2002 due to the decrease in food and beverage revenues. Food and beverage expenses as a percentage of food and beverage revenues decreased to 50.1% in the current year period from 51.9% in the prior year period. Other expenses were unchanged at $1.5 million despite the decrease in revenues due to an increase in the cost of sales in the retail outlets for the nine months ended June 30, 2003 and 2002. Other expenses as a percentage of other revenues increased to 89.7% in the current year period from 86.5% in the prior year period.

Selling, general and administrative expenses decreased $200,000, or 3.7%, to $3.9 million in the nine months ended June 30, 2003 from $4.1 million in the nine months ended June 30, 2002 due to decreased payroll and advertising expenses. Selling, general and administrative expenses as a percentage of revenues increased to 15.6% in the current year period from 14.7% in the prior year period. Utilities and property expenses decreased $600,000, or 15.8%, to $3.1 million in the nine months ended June 30, 2003 from $3.7 million in the nine months ended June 30, 2002, due to decreased rent expense resulting from the purchase in May 2002 of gaming equipment that was leased in the prior year period. Utilities and property expenses as a percentage of revenues decreased to 12.3% in the current year period from 13.2% in the prior year period. Depreciation and amortization expenses increased $400,000, or 26.0%, to $1.9 million in the nine months ended June 30, 2003 from $1.5 million in the nine months ended June 30, 2002, due to the purchase of gaming equipment in May 2002.

Results of Operations – Three Months Ended June 30, 2003 and 2002

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended June 30, 2003 were $11.5 million, a $100,000, or 0.9%, increase from $11.4 million for the quarter ended June 30, 2002. Income from the investment properties was $3.1 million in each of the quarters ended June 30, 2003 and 2002. Revenues decreased by $300,000, or 3.3%, at the Pioneer and by $100,000 at SFHI. ASMC had revenues of $500,000.

Operating Expenses. Total operating expenses increased $1.4 million, or 13.0%, to $11.7 million for the quarter ended June 30, 2003 from $10.3 million for the quarter ended June 30, 2002. Total operating expenses as a percentage of revenue increased to 101.5% in the quarter ended June 30, 2003 from 90.6% from the quarter ended June 30, 2002. Operating expenses decreased $600,000, or 6.6%, at the Pioneer and were unchanged at the investment properties and at corporate. ASMC had operating expenses of $900,000. The Company recorded a $1.0 million reserve for receivable and investment in the current period.

Operating Income (Loss). Consolidated operating loss for the quarter ended June 30, 2003 was $200,000, a $1.3 million, or 116.2% a decrease from $1.1 million consolidated operating income for the quarter ended June 30, 2002. Operating loss decreased $300,000 at the Pioneer and operating income decreased $100,000 at SFHI. ASMC had an operating loss of $400,000.

Interest Expense. Consolidated interest expense for the quarter ended June 30, 2003 was $3.9 million, a $100,000 decrease compared to $4.0 million in the quarter ended June 30, 2002. Interest expense from the investment properties decreased $200,000 due to reduction through principal payments of outstanding debt. ASMC had $100,000 in interest expense.

Interest Income. Interest income was $400,000 for the quarters ended June 30, 2003 and 2002.

Loss Before Income Tax. Consolidated loss before income tax for the quarter ended June 30, 2003 was $3.7 million, a $1.1 million increase compared to a loss of $2.6 million for the quarter ended June 30, 2002.

Federal Income Tax. The Company recorded a federal income tax benefit of $1.2 million for the quarter ended June 30, 2003, compared to a $1.1 million tax expense for the quarter ended June 30, 2002. The operating losses incurred by the Company through the third quarter of fiscal 2002 were substantially higher than forecasted by management at the beginning of the fiscal year, and exceeded any projected gains or income from transactions expected to occur in the fiscal years ended September 30, 2002 or ending September 30, 2003. As such, the Company reversed the income tax benefit of approximately $1.1 million recorded for the first two quarters of fiscal 2002 in the quarter ended June 30, 2002.

Preferred Share Dividends. Dividends of approximately $400,000 for each of the quarters ended June 30, 2003 and 2002 accrued on the preferred stock. The dividend rate was 15.5% in the 2003 quarter compared to 14.5% in the 2002 quarter.

Net Loss. Consolidated net loss attributable to common shares was $2.8 million, or $0.45, per common share, for the quarter ended June 30, 2003, compared to a net loss attributable to common shares of $4.1 million, or $0.66, per common share for the quarter ended June 30, 2002.

Pioneer

Net Operating Revenues. Revenues at the Pioneer decreased $300,000, or 3.3%, to $7.9 million in the quarter ended June 30, 2003 from $8.2 million in the quarter ended June 30, 2002. Management believes that the decrease resulted from lower average amounts spent on gaming by casino patrons, even though the number of patrons did not decrease.

Casino revenues increased $100,000, or 1.5%, to $6.4 million in the quarter ended June 30, 2003 from $6.3 million in the quarter ended June 30, 2002. Slot and video poker revenues increased $100,000, or 2.0%, to $5.5 million in the quarter ended June 30, 2003 from $5.4 million in the quarter ended June 30, 2002 despite a 10.5% decrease in slot and video poker handle, due to a 0.6% increase in slot and video poker hold. The increase in slot hold is due to a change in the slot machine mix. Other gaming revenues, including table games, were unchanged at $900,000 for the quarters ended June 30, 2003 and 2002. Casino promotional allowances increased $300,000, or 23.1%, to $1.8 million in the quarter ended June 30, 2003 from $1.5 million in the quarter ended June 30, 2002 due to changes in promotional programs implemented to recapture market share.

Hotel revenues were unchanged at $800,000 for the quarters ended June 30, 2003 and June 30, 2002, as an increase in occupancy rate to 80.0% from 77.5% was offset by a decrease in the average daily room rate. Food and beverage revenues were relatively unchanged at $2.0 million in the quarter ended June 30, 2003 compared to $1.9 million in the quarter ended June 30, 2002. Food promotions have increased the number of customers at a lower average food cover. Other revenues decreased $100,000, or 11.9%, to $500,000 in the quarter ended June 30, 2003 from $600,000 in the quarter ended June 30, 2002 due to decreased sales in the Pioneer’s retail outlets caused by competition from retail sales in other casinos in Laughlin.

Operating Expenses. Operating expenses decreased $600,000, or 6.6%, to $8.1 million in the quarter ended June 30, 2003 from $8.7 million in the quarter ended June 30, 2002. Operating expenses as a percentage of revenue decreased to 102.2% in the current year quarter from 105.8% in the prior year quarter.

Casino expenses decreased $100,000, or 2.7%, to $3.7 million in the quarter ended June 30, 2003 from $3.8 million in the quarter ended June 30, 2002. Reductions in payroll expenses were partially offset by the increase in promotional allowances. Casino expenses as a percentage of casino revenues decreased to 57.1% in the current year quarter from 59.5% in the prior year quarter.

Hotel expenses were unchanged at $200,000 in the quarters ended June 30, 2003 and 2002. Food and beverage expenses decreased $100,000, or 13.2%, to $1.0 million in the quarter ended June 30, 2003 from $1.1 million in the quarter ended June 30, 2002. Reductions in payroll expenses were partially offset by an increase in the cost of food sales. The increase in the cost of sales was the result of food promotions that offered a better quality product at a lower price. Food and beverage expenses as a percentage of food and beverage revenues decreased to 48.7% in the current year quarter from 57.4% in the prior year quarter. Other expenses decreased $100,000, or 16.7%, to $400,000 for the quarter ended June 30, 2003 compared to $500,000 for the quarter ended June 30, 2002 due to the decrease in other revenues. Other expenses as a percentage of other revenues decreased to 76.4% in the current year quarter from 80.8% in the prior year quarter.

Selling, general and administrative expenses decreased $100,000, or 9.0%, to $1.2 million in the quarter ended June 30, 2003 from $1.3 million in the quarter ended June 30, 2002 due to decreased payroll and advertising expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 15.5% in the current year quarter from 16.5% in the prior year quarter. Utilities and property expenses decreased $200,000, or 16.4%, to $1.0 million in the quarter ended June 30, 2003 from $1.2 million in the quarter ended June 30, 2002, due to decreased rent expense resulting from the purchase in May 2002 of gaming equipment that was leased in the prior year quarter. Utilities and property expenses as a percentage of revenues decreased to 12.7% in the current year quarter from 14.7% in the prior year quarter. Depreciation and amortization expenses increased $100,000, or 21.0%, to $600,000 in the quarter ended June 30, 2003 from $500,000 in the quarter ended June 30, 2002, due to the purchase of gaming equipment in May 2002.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of June 30, 2003 (for the three-month period ending September 30, 2003 and for the fiscal years ending September 30, 2004, 2005, 2006, 2007, 2008 and 2009 and thereafter).

	Payments Due By Periods

	2003	2004	2005	2006	2007	2008	2009 and Thereafter	Total

	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$320	$1,411	$1,658	$1,915	$2,195	$2,490	$43,130	$53,119
Sovereign	0	5,003	28,400	0	0	0	31,199	64,602
Obligations under lease:
Pioneer Hotel Inc.	853	3,902	4,155	4,280	4,408	4,907	87,583	110,088
Long-term debt:
Building	14	61	70	80	14	0	0	239
Other	256	607	575	334	0	0	0	1,772
Operating leases:
Ground lease	200	792	792	792	792	792	55,664	59,824
Corporate offices	36	127	108	54	0	0	0	325

	$1,679	$11,903	$35,758	$7,455	$7,409	$8,189	$217,576	$289,969

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

As of June 30, 2003, the Company held cash and cash equivalents of $5.0 million compared to $8.6 million at September 30, 2002. Approximately $1.0 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in connection with the sale/leaseback transactions in December 2000 relating to the Pioneer. Approximately $1.6 million at June 30, 2003 was held in escrow pursuant to the agreements related to the sale of the Santa Fe assets. In addition, the Company had $11.8 million in investment in marketable securities at June 30, 2003. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending June 30, 2004.

Cash Flow from Operating Activities. The Company’s cash provided by operations was $2.6 million for the nine months ended June 30, 2003 compared to $1.8 million for same period in the prior year. In the 2003 period, cash was provided by operations of $600,000, accounts receivable, net $3.0 million, and accrued and other liabilities $3.7 million and cash was used in deferred income tax $2.7 million, other assets $1.5 million and interest payable $2.0 million. In the 2002 period, cash was provided by accounts receivable, net $2.8 million and accrued and other liabilities $3.4 million and was used in operations $500,000, other assets $1.7 million and interest payable $2.2 million.

Cash Flow from Investing Activities. Cash used in investing activities was $100,000 during the nine months ended June 30, 2003, compared to $3.6 million during the nine months ended June 30, 2002. In the 2003 period, capital expenditures were $1.0 million while marketable securities decreased a net of $1.4 million, due to the timing of securities trades around June 30, 2003. In the 2002 period, the Company invested an additional $2.8 million, net, in marketable securities and used approximately $3.9 million in capital expenditures. These uses of cash were funded in part by a decrease of $3.1 million, net of interest income, in the restricted cash accounts.

Cash Flow from Financing Activities. Cash used in financing activities was $6.1 million in the nine month period ended June 30, 2003 compared to $4.9 million during the same period in 2002. In the nine months ended June 30, 2003 and 2002, the Company repaid $5.5 million and $4.9 million of debt, respectively. In the 2003 period, the Company also used $600,000 to acquire shares of its preferred stock.

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

The Company’s primary use of funds is for operations of Archon, which includes costs of executive and administrative personnel, administrative functions, costs to explore development opportunities and required capital contributions to Pioneer and deposits of cash in the Pioneer restricted cash accounts pursuant to the terms of the agreements related to the Pioneer transactions (see “Pioneer”). Additionally, the Company has the option to acquire the Pioneer during the period from December 1, 2003 to December 31, 2007. If the Company elects to exercise the option, it will need to obtain financing to fund the purchase. No assurance can be given that it will be successful in arranging any financing.

Pioneer

Pioneer’s principal uses of cash are for payments of obligations under lease, rent, capital expenditures to maintain the facility and, to the extent permitted to be paid, the management fee payable to the Company. The Company has implemented changes in personnel, promotional programs and slot equipment to address the decreases in revenues and operating income. One of management’s main focus is to recapture market share that has been lost in the Laughlin market. Additionally, capital improvements to the Pioneer’s food and beverage and other retail outlets are underway. The capital expenditures are expected to total approximately $700,000 and are being funded with cash from Pioneer’s restricted cash accounts.

Payments of obligations under lease were $900,000 for the three months ended June 30, 2003 and 2002 and $2.6 million for the nine months ended June 30, 2003 and 2002. Rent expense was $200,000 and $300,000 in the three months ended June 30, 2003 and 2002, respectively, and $600,000 and $1.1 million in the nine months ended June 30, 2003 and 2002, respectively. Rent expense decreased as the result of the purchase in May 2002 of gaming equipment previously under lease. Capital expenditures are expected to be funded primarily from the restricted cash account.

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

Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, competing in the Laughlin, Nevada area and payment of dividends with respect to the Archon preferred stock. In addition, Archon agreed to maintain consolidated liquidity (as defined in the agreements relating to the Pioneer Transactions) of not less than $25.0 million. At June 30, 2003, Archon’s consolidated liquidity was $70.0 million. Archon has agreed to forgo all or a portion of the management fees payable by PHI if PHI’s ratio of operating cash flow to fixed charges falls below 1.20 to 1.00. Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash in restricted cash accounts in the event PHI’s ratio of fixed charges to operating cash flow falls below 1.00 to 1.00 during any rolling four-quarter period, calculated on a quarterly basis.

Specifically, if the ratio of fixed charges to operating cash flow is less than 1.00 to 1.00 for any four-quarter period ending on or before December 31, 2003, Archon is obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charge coverage ratio is less than 1.00 to 1.00 for three consecutive quarters during that period, to deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease, with payments ranging from $500,000 for the quarter ended June 30, 2003 to $2,000,000 for the quarter ending December 31, 2003, with significant increases thereafter. With respect to four-quarter periods ending after December 31, 2003, if the fixed charge coverage ratio requirement is not met, Archon will be required to make a capital contribution in the amount of the deficiency and an additional cash payment to the restricted cash account based upon a specified percentage of the stipulated loss value set forth in the lease. Notwithstanding the foregoing, if the fixed charge coverage ratio is less than 1.00 to 1.00 for four consecutive quarters and the fourth consecutive quarter ends after the quarter ending December 31, 2003, Archon will not be permitted to cure the deficiency. If Archon fails to make any required payments or is not permitted to cure a deficiency with respect to quarters ending after the quarter ending December 31, 2003, an event of default will occur under the lease.

Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001. PHI’s ratio of fixed charges to operating cash flow was 0.60 to 1.00 for the four quarters ended June 30, 2003, the fourth consecutive quarter in which the ratio was less than 1.00 to 1.00. As a result, the Company will make the required deposit to the restricted cash account in the amount of $489,000. PHI’s ratio of fixed charges to operating cash flow for the four quarters ended June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 were 0.92 to 1.00, 0.87 to 1.00, 0.81 to 1.00 and 0.55 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amounts of approximately $375,000, $275,000, $314,000 and $1,372,000 with respect to the four-quarter periods ended June 30, September 30, December 31, 2002 and March 31, 2003, respectively. Additionally, it deposited $484,000 and $487,000 in the restricted cash account for the four quarters ended December 31, 2002 and March 31, 2003, respectively. The Company expects that future operating results at the Pioneer will result in fixed charge coverage ratios of less than 1.00 to 1.00, so that the Company will be required to continue to make capital contributions and significant deposits to restricted cash accounts for the foreseeable future.

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

On October 8, 2002 the Company entered into a Subordinated Loan Agreement (the “Duke’s Loan Agreement”) with Duke’s.  Under the Duke’s Loan Agreement, Duke’s was entitled to borrow up to $1.1 million for construction, equipment, furnishings and other costs related to the completion and opening of Duke’s Casino.  The loan, which is secured on a subordinated basis by the real property on which Duke’s is located (the “Duke’s Real Property”) and on a senior basis by non-gaming equipment and certain other personal property, matures on October 8, 2009 and bears interest at an annual rate of

15%, plus additional interest at an annual rate of 10% until such time as the option described in the following sentence is exercised.  In connection with the Duke’s Loan Agreement, the Company received an option to acquire 70% of the equity in the entity that owns Duke’s.  Duke’s borrowed the entire $1.1 million available under the Duke’s Loan Agreement by December 31, 2002.  Furthermore, the Company has advanced Duke’s an additional approximately $333,000 on an unsecured basis, which advances are evidenced by a promissory note payable on demand.

The Company’s advances to Dukes under the Duke’s Loan Agreement are subordinate to a senior loan in the amount of $4.0 million, which is secured on a senior basis by the Duke’s Real Property (the “Duke’s Senior Loan”).  Duke’s is in default under both the Duke’s Senior Loan and the Company’s loans to Duke’s pursuant to the Duke’s Loan Agreement and the promissory note.  Both the senior lender and the Company recorded notices of default and elections to sell the Duke’s Real Property and provided notice of such recordation to Duke’s and other parties in interest as required by Nevada law.  On August 13, 2003, the trustee under the deed of trust with respect to the Duke’s Senior Loan held a foreclosure sale of the property.  In the foreclosure sale, the senior lender acquired the Duke’s Real Property in partial satisfaction of the Duke’s Senior Loan, as a result of which the Company’s security interest in the Duke’s Real Property was extinguished.  Pursuant to the terms of the Company’s loan agreement with Duke’s, Duke’s is prohibited from making payments on the Company’s loans until the Duke’s Senior Loan is paid in full or the senior lender waives the requirement.

The Company and the senior lender have agreed in principle that the senior lender will sell the Duke’s Real Property to the Company for $3.7 million payable no later than June 1, 2007, subject to increase to $3.8 million if not paid in full by June 1, 2005.  The purchase price will be evidenced by a promissory note which will bear interest during the first 36 months of the loan at the rate of 1.75% plus the senior lender’s actual cost of funds (currently the prime rate less 25 basis points) increasing to a rate of 2.5% plus the senior lender’s cost of funds for months 37 through 48.  Interest will accrue monthly, commencing as of June 1, 2003, and be payable on a monthly basis.  All principal and accrued but unpaid interest will be payable on or before June 1, 2007.  The promissory note will be secured by a deed of trust on the Duke’s Real Property.  Consummation of the purchase is subject to the execution of a mutually acceptable purchase and sale agreement, promissory note, security agreement and related closing documents no later than September 1, 2003.  Additionally, the purchase is subject to approval of the Board of Directors of the Company.  Until such time as a final agreement is reached with the senior lender with respect to the purchase of the Duke’s Real Property and the Company acquires the Duke’s Real Property, the Company expects to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease described below.  If the Company and the senior lender are unable to reach agreement and the Company does not acquire the Duke’s Real Property, the Duke’s-Sparks Lease will be voided.  As a result of the foreclosure of the Duke’s Real Property and continuing default under the Duke’s Senior Loan, and the Company’s loans to Duke’s, the Company has established a reserve in the amount of $900,000 with respect to its loans to Duke’s.  In addition, the Company wrote-off its $100,000 initial investment in Duke’s.

On October 4, 2002, a subsidiary of the Company entered into a lease (the “Duke’s-Sparks Lease”) with Duke’s, with respect to the Duke’s Casino.  The Duke’s-Sparks Lease provides that it will commence on the first day of the month (the “Commencement Date”) following the month in which the Company’s subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke’s, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke’s at the facility has been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke’s receives the necessary regulatory approvals to operate the casino.

The Duke’s-Sparks Lease provides for monthly base rent in the amount of $81,216.  The required gaming regulatory approvals were obtained by the Company’s subsidiary on January 24, 2003, and the Company began operating Duke’s on February 7, 2003.  However, the remodeling of the facility is not substantially complete, so the Company has not paid any rent to Duke’s to date.  Until such time as a final agreement is reached with the senior lender with respect to the Company’s purchase of the Duke’s Real Property and the Company acquires the Duke’s Real Property, the senior lender has agreed that the Company to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease.  If the Company and the senior lender are unable to reach agreement and the Company does not acquire the Duke’s Real Property, the Duke’s-Sparks Lease will be voided. In addition, the Company owns and has installed approximately 190 slot and video poker machines in Duke’s Casino valued at approximately $1.7 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has accrued the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continues to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In April 2003, the dividend rate increased to 15.5%. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of June 30, 2003, the aggregate liquidation preference of the preferred stock was $17.4 million, or $3.73 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of August 11, 2003, the Company had purchased 752,158 shares of preferred stock for $1,140,084 under this program. In addition, in April 2001 the Company acquired approximately 3.5 million shares of preferred stock as part of a litigation settlement agreement.

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 (“SFAS No. 133”), Accounting for Derivative and Instruments and Hedging Activities, and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and or hedging activities under SFAS 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No, 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003 and have determined that the adoption does not have a material impact on the Company’s consolidated financial position or results of operations.

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

ARCHON CORPORATION
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continues to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. The dividend rate is 15.5% effective April 1, 2003. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of June 30, 2003, the aggregate liquidation preference of the Preferred Stock was $17.4 million, or $3.73 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 21, 2003, common stockholders elected two directors and voted on a proposal to ratify the selection of Deloitte & Touche LLP as the Company’s public accountants. Preferred stockholders elected one special director.

The Directors whose terms in office continued after the meeting are as follows:

Charles W. Sandefur	2004
Paul W. Lowden	2005
William J. Raggio	2005

There were 6,221,431 shares of Common Stock entitled to vote at the meeting. A total of 6,136,792 votes (98.64%) were represented at the meeting. The result of the vote taken on the election of Directors elected by the common stockholders to hold office until the 2006 Annual Meeting of Stockholders and until their successors are elected and have qualified are as follows:

	For	Withheld

Suzanne Lowden	6,109,742	27,050
John W. Delaney	6,112,068	24,724

The result of the vote taken for ratification of selection of Deloitte & Touche LLP as the Company’s public accountants are as follows:

For	Against	Abstain	Broker Non-Vote

6,124,327	6,804	5,661	0

The special director elected by the preferred stockholders whose terms in office continued after the meeting is as follows:

Jay Parthemore	2004

There were 5,246,781 shares of Preferred Stock entitled to voted at the meeting. A total of 4,921,358 votes (93.8%) were represented at the meeting. The result of the vote taken of the election of the special director by the preferred stockholders was as follows:

	For	Withheld

Howard E. Foster	4,119,152	802,206

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

3.3	Amended and Restated By-Laws.

10.36	Security Agreement and Second Deed of Trust Dated October 8, 2002 between Duke’s-Sparks, LLC (Grantor) and Archon Corporation (Beneficiary).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ARCHON CORPORATION, Registrant
By:	/s/ CHARLES W. SANDEFUR

Charles W. Sandefur, Chief Financial Officer

Dated:  August 14, 2003