Form 10-K
period 2003-09-30
ARCHON CORP
filed 2003-12-29
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

(702) 732-9120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 per share:	Over the Counter Bulletin Board
(Title of class)

Exchangeable Redeemable Preferred Stock:	Over the Counter Bulletin Board
(Title of class)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  Yes    ☐  No

The number of shares of common stock outstanding as of December 16, 2003 was 6,221,431. The market value of the common stock held by non-affiliates of the registrant as of December 16, 2003 was approximately $6,738,903. The market value was computed by reference to the average bid and asked price of the common stock on December 16, 2003.

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

6,221,431	as of	December 16, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference portions of the proxy statement for the 2004 Annual Meeting of

Stockholders (to be filed with the Securities and Exchange Commission within 120 days after September 30, 2003).

ARCHON CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL

YEAR ENDED SEPTEMBER 30, 2003

i

PART I

Item 1. Business

General

Archon Corporation, (the “Company” or “Archon”), is a publicly traded Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada under long-term lease and license arrangements. In addition, the Company through a wholly-owned subsidiary, Archon Sparks Management Company, operates a casino in Sparks, Nevada, owns real estate on Las Vegas Boulevard South (the “Strip”) and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

Until October 2, 2000, the Company, through its wholly-owned subsidiary SFHI Inc., formerly known as Santa Fe Hotel, Inc. (“SFHI”), owned and operated the Santa Fe Hotel and Casino (the “Santa Fe”), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets, including the rights to the name “Santa Fe Hotel and Casino,” for $205.0 million (the “SFHI Asset Sale”). In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of Mr. Lowden’s family entered into a three year non-compete agreement, which expired on October 2, 2003.

On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986, as amended (the “Code”), the real and personal property, excluding gaming equipment, and intangible assets used in the operations of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company will operate the Pioneer (collectively, the “Pioneer Transactions”). Additionally, the Company has the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company will exercise its Early Purchase Option on December 29, 2003.

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

Recent Developments

Las Vegas Strip Property. On December 9, 2003, the Company filed certain use permit applications with Clark County, Nevada, in connection with proposed development plans for its 27-acre Las Vegas Strip property. The Company is evaluating development and construction of a hotel-casino project on the site.

The Company cannot give any assurances that it will obtain financing on acceptable terms for the project. A preliminary budget has been completed estimating the costs to develop, build, complete and open the project. There are numerous contingencies and intervening events that could occur that could impact our plans for the site.

Archon’s Las Vegas Strip site is currently leased by an operator of a water-themed amusement park. At this time, Archon has not given any notice to terminate that lease.

Loan Mountain Property. The Company owns, through SFHI, an approximately 20-acre parcel of real property located next to the Santa Fe at the intersection of Rainbow and Lone Mountain in Las Vegas, Nevada. The Company and SFHI had granted to the buyer of the SFHI assets an option to purchase the property for $5.0 million through October 2003. The buyer declined to exercise the option to purchase the property. As a result, the Company entered into an agreement on October 24, 2003 to sell the property for $5.7 million contingent on City zoning approvals.

Hotel and Casino Operations

The Pioneer

The Pioneer, built in 1982, features a classical western architecture style, and is located in Laughlin, Nevada, an unincorporated town on the Colorado River bordering Arizona. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. The property is leased from a third party under a lease that expires in December 2020, subject to two five-year options to extend the term. The third party in turn leases approximately 6 1/2 acres of the 12 acres under a 99-year ground lease which, by its terms, is scheduled to terminate in December 2078. The leased land lies between and separates the remaining two parcels of land that are held in fee simple. The Pioneer is comprised of four buildings. One of the three motel buildings together with a portion of both the Pioneer’s casino building and a second motel building are located on land subject to the Pioneer Ground Lease. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. The first floor includes the casino, two bars, snack bar and gift shop, as well as a twenty-four hour restaurant, kitchen, special events area, restrooms and storage areas. A partial second floor houses a gourmet restaurant, administrative offices and banquet rooms. The three motel buildings were built in 1984 and comprise approximately 66,000, 54,000 and 30,000 square feet, respectively. A total of 417 motel rooms are housed in the three buildings with improvements including a swimming pool and spa.

Revenues

The primary source of revenues to the Company’s hotel-casino operations is gaming, which represented 59.9%, 60.3% and 68.9% in 2003, 2002 and 2001, respectively, of total revenues. The Pioneer contributed 96.0% in fiscal 2003 to total gaming revenues and 100% in fiscal 2002 and 2001. As of September 30, 2003 the Pioneer had 799 slot machines, nine blackjack tables (“21”), two craps tables, one roulette wheel and three other gaming tables. In addition, the Pioneer offers keno.

Market

The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California, retirees who reside in the Northeast and Midwest United States and Canada and travel to the Southwest United States during the winter months, and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rate at the Pioneer was 77.3%, 75.0% and 74.0%, respectively, in fiscal years 2003, 2002 and 2001, respectively.

Business Strategy

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

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for free gifts, food and beverages and additional points redeemable for free play. Pioneer management also uses the Club membership list for direct mail marketing.

Management and Personnel

At September 30, 2003, the Company employed 11 executive and administrative personnel, the Pioneer employed 540 persons, and Archon Sparks Management Company, a wholly-owned subsidiary of the Company, employed 51 persons.

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

See also Item 2., “Properties.”

Land Held for Development

The Company owns, through SLVC, an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operates. The lease may be terminated at any time by the Company.

On December 9, 2003, the company filed certain use permit applications with Clark County, Nevada, in connection with proposed development plans for its 27-acre Las Vegas Strip property. The Company is evaluating development and construction of a hotel-casino project on the site.

The Company cannot give any assurances that it will obtain financing on acceptable terms for the project. A preliminary budget has been completed estimating the costs to develop, build, complete and open the project. There are numerous contingencies and intervening events that could occur that could impact our plans for the site.

Archon’s Las Vegas Strip site is currently leased by an operator of a water-themed amusement park. At this time, Archon has not given any notice to terminate that lease.

The Company owns, through SFHI, an approximately 20-acre parcel of real property located next to the Santa Fe at the intersection of Rainbow and Lone Mountain in Las Vegas, Nevada. The Company and SFHI had granted to the buyer of the SFHI assets an option to purchase the property for $5.0 million through October 2003. The buyer declined to exercise the option to purchase the property.

Any future development of these properties is subject to, among other things, the Company’s ability to obtain necessary financing. The Company can give no assurance that it will obtain development financing or successfully develop the properties.

See also Item 2., “Properties.”

The Company has provided financial segment information in the “Notes to Consolidated Financial Statements, Note 23. Segment Information”.

Nevada Regulations and Licensing

The Company and PHI (collectively, the “Archon Group”) are subject to extensive state and local regulation by the Nevada Gaming Commission (the “Commission”), the Nevada Gaming Control Board (the “Board”) and in the case of PHI, the Clark County Liquor and Gaming Licensing Board (collectively the “Nevada Gaming Authorities”).

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

If it is determined that PHI or, when applicable, new members of the Archon Group, have violated the Nevada laws or regulations relating to gaming, PHI or, when applicable, new members of the Archon Group, could, under certain circumstances, be fined and the licenses of PHI or, when applicable, new members of the Archon Group, could also be limited, conditioned, revoked or suspended. A violation under any of the licenses held by the Company, or PHI or, when applicable, new members of the Archon Group, may be deemed a violation of all the other licenses held by the Company and PHI or, when applicable, new members of the Archon Group. If the Commission does petition for a supervisor to manage the affected casino and hotel facilities, the suspended or former licensees shall not receive any earnings of the gaming establishment until approved by the court, and after deductions for the costs of the supervisor’s operation and expenses and amounts necessary to establish a reserve fund to facilitate continued operation in light of any pending litigation, disputed claims, taxes, fees and other contingencies known to the supervisor which may require payment. The supervisor is authorized to offer the gaming establishment for sale if requested by the suspended or former licensee, or without such a request after six months after the date the license was suspended, revoked or not renewed.

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

Beneficial owners of more than 10% of the voting securities of a corporation or partner interests of a partnership registered with the Nevada Gaming Authorities that is “publicly traded” (a “Registered Entity”) must be found suitable by the Nevada Gaming Authorities, and any person who acquires more than 5% of the voting securities or partner interests, as the case may be, of a Registered Entity must report the acquisition to the Nevada Gaming Authorities in a filing similar to the beneficial ownership filings required by the Federal securities laws. Under certain circumstances an institutional investor, as such term is defined in the Gaming Control Act and the regulations of the Commission and Board (collectively, the “Nevada Gaming Regulations”), that acquires more than 10% of the Company’s voting securities may apply to the Commission for a waiver of such finding of suitability requirement. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. Any beneficial owner of equity or debt securities of a Registered Entity (whether or not a controlling stockholder) may be required to be found suitable if the relevant Nevada Gaming Authorities have reason to believe that such ownership would be inconsistent with the declared policy of the State of Nevada. If the beneficial owner who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of its securities.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose securities are publicly traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to (i) assure the financial stability of corporate or partnership gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate or partnership affairs. Approvals are, in certain circumstances, required from the Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof (commonly referred to as “greenmail”) and before an acquisition opposed by management can be consummated. Nevada’s gaming regulations also require prior approval by the Commission if the Company were to adopt a plan of recapitalization proposed by the Company’s Board of Directors in opposition to a tender offer made directly to the stockholders for the purpose of acquiring control of the Company.

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

Item 2. Properties

The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. The Company leases the Pioneer under a lease that expires in December 2020, subject to two five-year options to extend the term. Rental payments are $285,000 per month through December 2003, and will increase to $339,000 per month in 2004, and thereafter at 3% per year through December 2007. See Item 1., “Business – Hotel and Casino Operations,” for more detailed information regarding the Pioneer.

The Company’s investment property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

The Company’s investment property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

The Company owns approximately 27 acres of real property located on the Strip. The property is subject to a ground lease, which the Company may terminate at any time.

SFHI owns the approximate 20-acre parcel of undeveloped real property located on the corner of Rainbow and Lone Mountain Road. The Company and SFHI have granted to the buyer of the SFHI assets an option to purchase the property for $5.0 million through October 2003. The buyer has declined to exercise the option to purchase the property.

Item 3. Legal Proceedings

Poulos v. Caesar’s World, Inc., et al. and Ahern v. Caesar’s World, Inc., et al.

The Company is a defendant in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar’s World, Inc., et al., Ahern v. Caesar’s World, Inc., et al. and Schrier v. Caesar’s World, Inc., et al., along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the “Court”). Also named as defendants in these actions are many of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants vigorously opposed the motion. On June 26, 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. On August 15, 2002, the Ninth Circuit granted review. The briefing is complete, an oral argument is scheduled for January 15, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holders Matters

The Company’s Common Stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHN”.

The closing sales price of the Common Stock on December 16, 2003 was $5.45 per share. The tables below set forth the high and low sales prices by quarter for the fiscal years ended September 30, 2003 and 2002 or the Common Stock, as reported by the OTCBB.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003:
High	$3.00	$3.70	$3.10	$3.00
Low	2.15	2.70	2.50	2.35

Fiscal 2002:
High	$4.00	$3.55	$3.55	$3.35
Low	3.10	3.10	3.10	2.50

The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 732 common stockholders of record as of December 16, 2003.

Item 6. Selected Financial Data

The table below sets forth a summary of selected financial data of the Company for the years ended September 30, 2003, 2002, 2001, 2000 and 1999:

	2003	2002	2001	2000	1999
	(dollars in thousands, except per share amounts)
Net operating revenues (1)	$46,161	$48,765	$48,003	$128,595	$123,602

Net income (loss)
before extraordinary items, net of taxes	(7,451)	(7,707)	89,182	15,124	(17,775)
per common share	(1.20)	(1.25)	14.43	2.44	(2.87)

Net income (loss) (2)	(8,977)	(9,262)	87,231	12,802	(19,908)
per common share	(1.44)	(1.50)	14.11	2.07	(3.21)

Total assets	237,990	242,086	249,485	145,596	178,025
Long-term debt, less current portion	148,698	153,029	157,667	350	177,047
Redeemable preferred stock (3)	18,091	18,147	16,747	26,440	24,118

(1)	Net operating revenues for fiscal years 1999 and 2000 represent primarily the operations at the Santa Fe and Pioneer. Net operating revenues for fiscal years 2001 through 2003 represent primarily operations at the Pioneer and revenues from investment properties.
(2)	Fiscal 2001 results include a $137.2 million gain relating to the SFHI asset sale and a $3.4 million gain from litigation settlement. Fiscal 2000 results include a $12.1 million gain relating to the sale of real property, among other items, located in Henderson, Nevada, a $2.8 million gain on the retirement of debt, and a $11.0 million tax benefit related to the release of a valuation reserve.
(3)	The Company has not declared dividends on its preferred stock since fiscal 1996. Accrued dividends of approximately $1.5 million, $1.6 million, $2.0 million, $2.3 million and $2.1 million for fiscal 2003, 2002, 2001, 2000 and 1999, respectively, have been recorded as an increase to the preferred stock account. Since October 17, 2001, the Company has repurchased and retired 761,288 shares of redeemable preferred stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Archon’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations – Fiscal 2003 Compared to Fiscal 2002

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2003 were $46.2 million, a $2.6 million, or 5.3%, decrease from $48.8 million for the year ended September 30, 2002. Income from investment properties was $12.4 million in each of the fiscal years. Revenues decreased $3.6 million to $31.9 million at the Pioneer Hotel and Gambling Hall (the “Pioneer”) compared to $35.5 million. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003, had revenues of $1.3 million.

In fiscal 2003, 69.1% of the Company’s net revenues were derived from the Pioneer and 26.9% from investment properties. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2003, 84.1% of the Pioneer’s net revenues were derived from casino operations. Approximately 86.4% of gaming revenues at the Pioneer was derived from slot and video poker machines, while 11.9% of such revenues was from table games and 1.7% was from other gaming activities such as keno.

Operating Expenses. Total operating expenses increased $400,000, or 0.9%, to $42.9 million for the year ended September 30, 2003 from $42.5 million for the year ended September 30, 2002. Total operating expenses as a percentage of revenue increased to 91.9% for the year ended September 30, 2003 from 87.1% for the year ended September 30, 2002. Operating expenses decreased $2.3 million, or 6.5%, at the Pioneer, by $300,000 at the investment properties and by $100,000 at corporate. The decrease in operating expenses at the investment properties was due to an adjustment to depreciation and amortization expenses in the prior year period. The decrease at corporate was due to development costs associated with the development of certain gaming technology which was incurred in the prior year period. ASMC had operating expenses of $2.2 million. The Company recorded a $1.0 million reserve for receivable and wrote-off its initial $100,000 investment with respect to Duke’s Casino in the current year.

Operating Income. Consolidated operating income for the year ended September 30, 2003 was $3.3 million, a $3.0 million, or         %, decrease from $6.3 million for the year ended September 30, 2002. Operating income decreased by $1.3 million at the Pioneer and increased $300,000 at the investment properties. ASMC had an operating loss of $900,000.

Interest Expense. Consolidated interest expense for the year ended September 30, 2003 was $16.2 million, a $200,000 decrease compared to $16.4 million for the year ended September 30, 2002. Interest expense from the investment properties decreased $500,000 due to a reduction through principal payments of outstanding debt. Interest expense increased $100,000 at the Pioneer due to an increase in outstanding debt through negative amortization of debt. ASMC had $100,000 in interest expense.

Interest Income. Interest income for the year ended September 30, 2003 was $1.5 million, an increase of $200,000 from $1.3 million for the year ended September 30, 2002 due to a higher return on investments .

Loss Before Income Tax. Consolidated loss before income tax for the year ended September 30, 2003 was $11.4 million, a $2.6 million increase compared to $8.8 million for the year ended September 30, 2002. The loss increased at the Pioneer by $1.4 million to $5.9 million. ASMC had a loss of $1.0 million.

Federal Income Tax. The Company recorded a federal income tax benefit of $3.9 million for the year ended September 30, 2003 compared to $1.1 million for the year ended September 30, 2002.

Preferred Share Dividends. Dividends of approximately $1.5 million and $1.6 million for fiscal years 2003 and 2002, respectively, accrued on the preferred stock. The dividend rate increased to 15.5% effective April 1, 2003 from 15.0% beginning on October 1, 2002. The accrued dividend rate increases 50 basis points at each semi-annual dividend payment date, subject to a maximum of 16.0%, and is 16.0% as of October 1, 2003. Dividends for the twelve months ended September 30, 2003 and 2002 are reported net of shares of preferred stock acquired and retired by the Company. Covenants in financing agreements for the Pioneer currently prohibit the Company from paying dividends on the preferred stock.

Net Loss. Consolidated net loss applicable to common shares was $9.0 million, or $1.44 per common share, for the year ended September 30, 2003 compared to net loss applicable to common shares of $9.3 million, or $1.50 per common share, for the year ended September 30, 2002.

Pioneer

Net Operating Revenues. Revenues at the Pioneer decreased $3.6 million, or 10.0%, to $31.9 million for the year ended September 30, 2003 from $35.5 million for the year ended September 30, 2002, due to a decrease in the number of casino patrons, which management believes is due primarily to expansion of Native American gaming facilities in Southern California, Arizona and New Mexico and a loss of market share in the Laughlin market.

Casino revenues decreased $2.6 million, or 8.8%, to $26.8 million for the year ended September 30, 2003 from $29.4 million for the year ended September 30, 2002. Slot and video poker revenues decreased $2.3 million, or 9.0%, to $23.2 million for the year ended September 30, 2003 from $25.5 million for the year ended September 30, 2002. Management believes that the decrease resulted from fewer casino patrons. Other gaming revenues, including table games, decreased $300,000, or 7.2%, due primarily to decreased table game win of $200,000, or 5.9%. Casino promotional allowances were unchanged at $6.7 million for the years ended September 30, 2003 and 2002, despite the decrease in revenues due to marketing promotions developed to increase business volume.

Hotel revenues were unchanged at $2.7 million for the years ended September 30, 2003 and 2002, as an increase in occupancy rate to 77.3% from 75.0% was offset by a decrease in the average daily room rate. Food and beverage revenues decreased $700,000, or 9.1%, to $7.1 million for the year ended September 30, 2003 from $7.8 million for the year ended September 30, 2002, due to the decrease in the number of casino patrons and the closure of the Pioneer’s main food outlet for renovations during the fourth quarter of 2003. Other revenues decreased $300,000, or 13.7%, to $2.0 million for the year ended September 30, 2003 from $2.3 million for the year ended September 30, 2002, due to decreased sales in the Pioneer’s retail outlets caused by fewer patrons and competition from retail establishments in other casinos in Laughlin.

Operating Expenses. Operating expenses decreased $2.3 million, or 6.5%, to $32.9 million for the year ended September 30, 2003 from $35.2 million for the year ended September 30, 2002. Operating expenses as a percentage of revenues increased to 103.2% in fiscal 2003 from 99.3% in fiscal 2002.

Casino expenses decreased $700,000, or 4.4%, to $15.3 million for the year ended September 30, 2003 from $16.0 million for the year ended September 30, 2002, primarily related to reductions in payroll and supplies. Casino expenses as a percentage of casino revenues increased to 56.9% for the year ended September 30, 2003 from 54.3% for the year ended September 30, 2002. Hotel expenses were relatively unchanged at $700,000 for the year ended September 30, 2003 and $800,000 for the year ended September 30, 2002. Food and beverage expenses decreased $800,000, or 19.9%, to $3.3 million from $4.1 million, due to the decrease in food and beverage revenues. Food and beverage expenses as a percentage of food and beverage revenues decreased to 45.9% for the year ended September 30, 2003 from 52.1% for the year ended September 30, 2002. Other expenses decreased $200,000, or 9.2%, to $1.8 million for the year ended September 30, 2003 compared to $2.0 million for the year ended September 30, 2002, due to the decrease in retail sales. Other expenses as a percentage of other revenues increased to 89.7% for the year ended September 30, 2003 from 85.2% for the year ended September 30, 2002.

Selling, general and administrative expenses decreased $300,000, or 5.3%, to $5.2 million for the year ended September 30, 2003 compared to $5.5 million for the year ended September 30, 2002, primarily due to reductions in payroll, supplies and outside services. Selling, general and administrative expenses as a percentage of revenues increased to 16.2% for the year ended September 30, 2003 from 15.4% for the year ended September 30, 2002. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses decreased $700,000, or 14.0% to $4.2 million for the year ended September 30, 2003 from $4.9 million for the year ended September 30, 2002, due to a decrease in rent expense resulting from the purchase in May 2002 of gaming equipment that was leased in the prior year period. Utilities and property expenses as a percentage of revenues decreased to 13.3% for the year ended September 30, 2003 from 13.9% for the year ended September 30, 2002. Depreciation and amortization expenses increased $500,000 or 24.0% to $2.5 million for the year ended September 30, 2003 from $2.0 million for the year ended September 30, 2002, due to the purchase of gaming equipment in May 2002.

Interest Expense. Interest expense increased $100,000, or 2.9%, to $4.9 million for the year ended September 30, 2003 from $4.8 million for the year ended September 30, 2002, due to the interest expense component of the $33.5 million obligation under lease incurred on December 29, 2000 in connection with the Pioneer sale/leaseback transactions.

Results of Operations – Fiscal 2002 Compared to Fiscal 2001

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2002 were $48.8 million, an $0.8 million, or 1.6%, increase from $48.0 million for the same period in fiscal 2001. The year ended September 30, 2002 included revenues of $35.5 million at the Pioneer and rental income of $12.4 million from investment properties. The year ended September 30, 2001 included revenues of $40.0 million at the Pioneer and rental income of $7.2 million from investment properties. Revenues decreased by $4.5 million in fiscal 2002 at the Pioneer. Revenues from investment properties increased by $5.2 million. The investment properties were purchased in March 2001 and, therefore, the fiscal 2001 year had only seven months of results.

In fiscal 2002, 72.7% of the Company’s net revenues were derived from the Pioneer and 25.4% from investment properties. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2002, 82.9% of the Pioneer’s net revenues were derived from casino operations. Approximately 86.6% of gaming revenues at the Pioneer was derived from slot and video poker machines, while 11.6% of such revenues was from table games and 1.8% was from other gaming activities such as keno.

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

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2003 for the fiscal years ending September 30, 2004, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter):

	Payments Due By Periods
	2004	2005	2006	2007	2008	2009	2010 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,411	$1,658	$1,915	$2,195	$2,490	$2,828	$40,302	$52,799
Sovereign	5,004	28,400	0	0	0	0	31,199	64,603

Obligations under lease:
Pioneer Hotel Inc. (1)	3,901	4,155	4,280	4,408	4,907	5,263	82,320	109,234

Long-term debt:
Building	61	70	80	13	0	0	0	224
Equipment	547	589	317	0	0	0	0	1,453
Other	2,902	4	0	0	0	0	0	2,906

Operating leases:
Ground lease	809	807	807	807	807	807	55,916	60,760
Corporate offices	126	108	54	0	0	0	0	288

	$14,761	$35,791	$7,453	$7,423	$8,204	$8,898	$209,737	$292,267

(1)	On November 23, 2003, the Company notified GE Capital that the Company will exercise its early purchase option on December 29, 2003. As a result, the payments shown herein are anticipated to be replaced by certain secured debt payments.

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

Liquidity. As of September 30, 2003, the Company held cash and cash equivalents of $5.9 million compared to $8.6 million at September 30, 2002. Approximately $2.1 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in connection with the sale/leaseback transactions in December 2000 relating to the Pioneer. Approximately $1.6 million at September 30, 2003 was held in escrow pursuant to the agreements related to the sale of the Santa Fe assets. In addition, the Company had $7.3 million in investment in marketable securities at September 30, 2003 compared to $12.2 million at September 30, 2002. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending September 30, 2004.

Cash Flows from Operating Activities. The Company’s cash used in operations was $2.5 million for the year ended September 30, 2003 as compared to cash provided by operations of $1.6 million at

September 30, 2002. The primary changes were due to cash used of $3.9 million in deferred income taxes and $5.8 million in other assets and cash provided from operations of $6.0 million in accrued and other liabilities in the current year, compared to cash used in operations of $600,000 in deferred income taxes and $1.8 million in other assets and cash provided of $4.0 million from accrued and other liabilities in the prior year.

Cash Flows from Investing Activities. Cash provided by investing activities was $3.0 million during the year ended September 30, 2003, compared to cash used in investing activities of $3.9 million during the year ended September 30, 2002. In the current year, $5.5 million, net, was provided from the redemption of marketable securities, of which $500,000, net, was deposited in the restricted cash accounts. Capital expenditures for the current year were $2.0 million. In the prior year, the Company invested $2.1 million, net, in marketable securities and made $4.4 million in capital expenditures. These capital expenditures were funded in part by the use of cash in the amount of $2.5 million, net of interest income, from the restricted cash accounts.

Cash Flows from Financing Activities. Cash used in financing activities was $3.2 million in the year ended September 30, 2003 compared to $5.3 million in the prior year. In the years ended September 30, 2003 and 2002, the Company repaid $6.0 million and $5.2 million of debt, respectively. In the 2003 period, the Company also used $600,000 to acquire shares of its preferred stock, borrowed $2.9 million for operating cash and received capital contribution of $500,000.

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

The Company’s primary use of funds is for operations of Archon, which includes costs of executive and administrative personnel, administrative functions, costs to explore development opportunities and required capital contributions to Pioneer and deposits of cash in the Pioneer restricted cash accounts pursuant to the terms of the agreements related to the Pioneer transactions (see “Pioneer”). Additionally, the Company has the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company will exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO is in the amount of $35.6 million and will be paid from the following monies: a note from PDS that is due on December 29, 2003 in the amount of $5.0 million, a loan for which the Company has already received a commitment in the amount of $18.0 million and funds from the restricted cash accounts in the amount of approximately $12.6 million.

As a result of the SFHI Asset Sale, the Company incurred an estimated $161.0 million tax gain for federal income tax purposes for fiscal 2001. As of September 30, 2000, the Company had an estimated net operating loss carryforward for regular tax purposes of approximately $49.1 million, all of which can be utilized in fiscal 2001. In March 2001, SFHI acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) and to defer approximately $90.0 million of the gain for federal corporate income tax purposes resulting from the SFHI Asset Sale. The Company made an alternative minimum tax payment of $500,000 in fiscal 2001, which was refunded in fiscal year 2002.

Pioneer

Pioneer’s principal uses of cash are for payments of obligations under lease, rent, capital expenditures to maintain the facility and, to the extent permitted to be paid, the management fee payable to the Company. The Company has implemented changes in personnel, promotional programs and slot equipment to address the decreases in revenues and operating income. One of management’s main focus is to recapture market share that has been lost in the Laughlin market. Additionally, capital improvements to the Pioneer’s food and beverage and other retail outlets were completed in October 2003. The capital expenditures totaled approximately $900,000 and were mainly funded with cash from Pioneer’s restricted cash accounts.

Payments of obligations under lease were $3.4 million for the years ended September 30, 2003 and 2002. Rent expense was $800,000 and $1.3 million in the years ended September 30, 2003 and 2002, respectively. Rent expense decreased as the result of the purchase in May 2002 of gaming equipment previously under lease. Capital expenditures are expected to be funded primarily from the restricted cash account.

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

Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, competing in the Laughlin, Nevada area and payment of dividends with respect to the Archon preferred stock. In addition, Archon agreed to maintain consolidated liquidity (as defined in the agreements relating to the Pioneer Transactions) of not less than $25.0 million. At September 30, 2003, Archon’s consolidated liquidity was $70.0 million. Archon has agreed to forgo all or a portion of the management fees payable by PHI if PHI’s ratio of fixed charges to operating cash flow (“fixed charges ratio”) falls below 1.20 to 1.00. Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash in restricted cash accounts in the event PHI’s fixed charges ratio falls below 1.00 to 1.00 during any rolling four-quarter period, calculated on a quarterly basis.

Specifically, if the fixed charges ratio is less than 1.00 to 1.00 for any four-quarter period ending on or before December 31, 2003, Archon is obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charges ratio is less than 1.00 to 1.00 for three consecutive quarters during that period, to deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease, with payments ranging from $500,000 for the quarter ended June 30, 2003 to $2,000,000 for the quarter ending December 31, 2003, with significant increases thereafter. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company will exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO is in the amount of $35.6 million and will be paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan for which the Company has already received a commitment in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.0 million from marketable securities.

With respect to four-quarter periods ending after December 31, 2003, if the fixed charges ratio requirement is not met, Archon will be required to make a capital contribution in the amount of the deficiency and an additional cash payment to the restricted cash account based upon a specified percentage of the stipulated loss value set forth in the lease. Notwithstanding the foregoing, if the fixed charges ratio is less than 1.00 to 1.00 for four consecutive quarters and the fourth consecutive quarter ends after the quarter ending December 31, 2003, Archon will not be permitted to cure the deficiency. If Archon fails to make any required payments or is not permitted to cure a deficiency with respect to quarters ending after the quarter ending December 31, 2003, an event of default will occur under the lease.

Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001. PHI’s fixed charges ratio was 0.61 to 1.00 for the four quarters ended September 30, 2003. As a result, the Company is required to make a deposit to the restricted cash account in the amount of $983,000. A deposit in the amount of $489,000 was required for the quarter ended June 30, 2003, in which quarter the fixed charges ratio was .60 to 1.00. As a result of the EPO, the Company will not make the deposits as all funds will be paid to the lessor to satisfy the EPO. PHI’s fixed charges ratio for the four quarters ended June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 were 0.92 to 1.00, 0.87 to 1.00, 0.81 to 1.00 and 0.55 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amounts of approximately $375,000, $275,000, $314,000 and $1,372,000 with respect to the four-quarter periods ended June 30, September 30, December 31, 2002 and March 31, 2003, respectively. Additionally, it deposited $484,000 and $487,000 in the restricted cash account for the four quarters ended December 31, 2002 and March 31, 2003, respectively. The Company expects that future operating results at the Pioneer will result in fixed charges ratios of less than 1.00 to 1.00, so that the Company will be required to continue to make capital contributions and significant deposits to restricted cash accounts for the foreseeable future.

Furthermore, Archon would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI’s fixed charges ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the fixed charges ratio was 0.93 to 1.00, and 0.92 to 1.00, respectively. However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations. The elimination of the rent payments reduced fixed charges in periods subsequent to the repurchase date. Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI’s fixed charges ratio for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively. Archon advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charges ratios giving effect to the May 2002 purchase of leased gaming equipment. The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis. If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI during the period from December 29, 2003 and December 31, 2007, at purchase price amounts ranging between $35.5 million and $38.7 million, which, as of the date of the agreements, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer,

LLC (“GE”) and PHI, the Company will exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO is in the amount of $35.6 million and will be paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan for which the Company has already received a commitment in the amount of $18.0 million and funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.0 million from marketable securities.

Duke’s Casino

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

The Company’s advances to Dukes under the Duke’s Loan Agreement are subordinate to a senior loan in the amount of $4.0 million, which is secured on a senior basis by the Duke’s Real Property (the “Duke’s Senior Loan”). Duke’s is in default under both the Duke’s Senior Loan and the Company’s loans to Duke’s pursuant to the Duke’s Loan Agreement and the promissory note. Both the senior lender and the Company recorded notices of default and elections to sell the Duke’s Real Property and provided notice of such recordation to Duke’s and other parties in interest as required by Nevada law. On August 13, 2003, the trustee under the deed of trust with respect to the Duke’s Senior Loan held a foreclosure sale of the property. In the foreclosure sale, the senior lender acquired the Duke’s Real Property in partial satisfaction of the Duke’s Senior Loan, as a result of which the Company’s security interest in the Duke’s Real Property was extinguished. Pursuant to the terms of the Company’s loan agreement with Duke’s, Duke’s is prohibited from making payments on the Company’s loans until the Duke’s Senior Loan is paid in full or the senior lender waives the requirement. As a result, the Company recorded a reserve of $1.1 million against investment and receivable from Duke’s.

The Company and the senior lender have agreed in principle that the senior lender will sell the Duke’s Real Property to the Company for $3.7 million payable no later than June 1, 2007, subject to increase to $3.8 million if not paid in full by June 1, 2005. The purchase price will be evidenced by a promissory note which will bear interest during the first 36 months of the loan at the rate of 1.75% plus the senior lender’s actual cost of funds (currently the prime rate less 25 basis points) increasing to a rate of 2.5% plus the senior lender’s cost of funds for months 37 through 48. Interest will accrue monthly, commencing as of June 1, 2003, and be payable on a monthly basis. All principal and accrued but unpaid interest will be payable on or before June 1, 2007. The promissory note will be secured by a deed of trust on the Duke’s Real Property. Consummation of the purchase is subject to the execution of a mutually acceptable purchase and sale agreement, promissory note, security agreement and related closing documents. Additionally, the purchase is subject to approval of the Board of Directors of the Company. Until such time as a final agreement is reached with the senior lender with respect to the purchase of the Duke’s Real Property and the Company acquires the Duke’s Real Property, the Company expects to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease described below. If the Company and the senior lender are unable to reach agreement and the Company does not acquire the Duke’s Real Property, the Duke’s-Sparks Lease will be voided. As a result of the foreclosure of the Duke’s Real Property and continuing default under the Duke’s Senior Loan, and the Company’s loans to Duke’s, the Company has established a reserve in the amount of $1.0 million with respect to its loans to Duke’s. In addition, the Company wrote-off its $100,000 initial investment in Duke’s.

On October 4, 2002, a subsidiary of the Company entered into a lease (the “Duke’s-Sparks Lease”) with Duke’s, with respect to the Duke’s Casino. The Duke’s-Sparks Lease provides that it will commence on the first day of the month (the “Commencement Date”) following the month in which the Company’s subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke’s, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke’s at the facility has been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke’s receives the necessary regulatory approvals to operate the casino. The Duke’s-Sparks Lease provides for monthly base rent in the amount of $81,216. The required gaming regulatory approvals were obtained by the Company’s subsidiary on January 24, 2003, and the Company began operating Duke’s on February 7, 2003. However, the remodeling of the facility is not substantially complete, so the Company has not paid any rent to Duke’s to date. Until such time as a final agreement is reached with the senior lender with respect to the Company’s purchase of the Duke’s Real Property and the Company acquires the Duke’s Real Property, the senior lender has agreed that the Company will continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease. Because the Company and the senior lender have not reached an agreement and the Company has not acquired the Duke’s Real Property, the Duke’s-Sparks Lease was terminated on September 2, 2003. However, the Company continues to operate Duke’s Casino on a month to month basis, with no rent payable. No assurance can be given that the Company will reach an agreement with the senior lender. In addition, the Company owns and has installed approximately 190 slot and video poker machines in Duke’s Casino valued at approximately $1.7 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has accrued the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continues to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. The accrued stock dividends have been recorded as an increase to the preferred stock account. As of September 30, 2003, the aggregate liquidation preference of the preferred stock was $18.1 million, or $3.90 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of December 16, 2003, the Company had purchased 795,228 shares of preferred stock for $1,213,382 under this program. In addition, in April 2001 the Company acquired approximately 3.5 million shares of preferred stock as part of a litigation settlement agreement.

Recently Issued Accounting Standards

SFAS 143. In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted SFAS 143 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 144. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. We adopted SFAS 144 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 146. In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 148. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement were effective for our interim financial statements beginning with our quarter ended March 2003.

SFAS 150. In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our results of operations or financial position.

FIN 45. In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the quarter ended December 28, 2002 and the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on our results of operations or financial position.

FIN 46. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIEs). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and is effective for our first quarter of our 2004 fiscal year. We have evaluated our relationships and do not believe we have any consolidatable VIE’s. As such, we do not believe the adoption of this requirement will have a material impact on our results of operations or financial position.

Effects of Inflation

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotels-casinos. Expenses of operating the Company’s investment properties are generally borne by the tenants. Any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

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

The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 8. Financial Statements and Supplementary Data

INDEX

TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

For the Years Ended September 30, 2003, 2002 and 2001

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Archon Corporation:

We have audited the accompanying consolidated balance sheets of Archon Corporation and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Archon Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

December 24, 2003

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2003 and 2002

	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$5,852,354	$8,615,412
Investment in marketable securities	7,262,208	12,180,399
Accounts receivable, net	3,178,143	3,225,944
Inventories	288,947	286,585
Prepaid expenses and other	755,537	975,199

Total current assets	17,337,189	25,283,539

Property and equipment:
Land held for development	23,109,400	23,109,400
Property held for investment, net	136,824,589	139,996,477
Land used in operations	8,125,589	8,125,589
Buildings and improvements	35,639,920	35,710,958
Machinery and equipment	11,515,818	11,863,817
Accumulated depreciation	(20,587,802)	(21,529,072)

Property and equipment, net	194,627,514	197,277,169

Restricted cash	13,898,971	13,021,550
Other assets	12,126,516	6,503,307

Total assets	$237,990,190	$242,085,565

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2003 and 2002

	2003	2002
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,668,187	$1,926,804
Interest payable	2,249,954	2,285,248
Accrued and other liabilities	3,071,867	2,360,996
Current portion of long-term debt	3,510,004	93,100
Current portion of non-recourse debt	6,414,729	5,733,795

Total current liabilities	17,914,741	12,399,943

Long-term debt - less current portion	1,073,305	261,966

Non-recourse debt - less current portion	110,987,179	117,401,909

Obligation under lease	36,637,505	35,365,308

Deferred income taxes	30,143,408	34,091,076

Other liabilities	16,586,096	11,269,374

Commitments

Stockholders’ equity:
Common stock, $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,221,431 shares at September 30, 2003 and 6,221,431 at September 30, 2002	62,214	62,214
Preferred stock, exchangeable, redeemable 15.5% cumulative, stated at $2.14 liquidation value plus accrued interest, authorized-10,000,000 shares; issued and outstanding – 4,638,421 shares at September 30, 2003 and 5,077,720 at September 30, 2002	18,090,538	18,146,756
Additional paid-in capital	58,883,538	57,437,482
Accumulated deficit	(53,071,658)	(44,094,268)
Accumulated other comprehensive income / (loss)	844,841	(94,678)

Subtotal	24,809,473	31,457,506

Less stock subscriptions receivable	(73,743)	(73,743)
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	24,647,956	31,295,989

Total liabilities and stockholders’ equity	$237,990,190	$242,085,565

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Revenues:
Casino	$27,948,767	$29,415,497	$33,087,526
Hotel	2,689,656	2,659,335	2,558,935
Food and beverage	7,385,940	7,831,579	8,483,624
Investment properties	12,402,246	12,402,247	7,204,361
Other	2,576,058	3,197,838	4,442,936

Gross revenues	53,002,667	55,506,496	55,777,382

Less casino promotional allowances	(6,841,198)	(6,741,025)	(7,774,291)

Net operating revenues	46,161,469	48,765,471	48,003,091

Operating expenses:
Casino	16,337,894	15,978,110	17,390,831
Hotel	733,436	816,471	786,342
Food and beverage	3,567,409	4,084,003	4,441,273
Other	1,828,325	1,988,276	3,406,857
Selling, general and administrative	4,806,533	5,062,358	5,680,787
Corporate expenses	2,796,269	2,815,467	2,662,194
Utilities and property expenses	5,236,325	5,701,546	5,530,873
Depreciation and amortization	6,459,589	6,035,038	4,132,320
Reserve for receivable and investment	1,100,000	0	0

Total operating expenses	42,865,780	42,481,269	44,031,477

Operating income	3,295,689	6,284,202	3,971,614

Interest expense	(16,183,619)	(16,413,145)	(11,140,111)
Gain on sale of assets	0	0	137,238,005
Litigation settlement, net	0	0	3,374,482
Interest income	1,489,483	1,288,887	2,021,747

Income (loss) before income tax (expense) benefit	(11,398,447)	(8,840,056)	135,465,737
Federal income tax (expense) benefit	3,947,668	1,133,000	(46,284,078)

Net income (loss)	(7,450,779)	(7,707,056)	89,181,659
Dividends accrued on preferred shares	(1,526,611)	(1,555,246)	(1,950,401)

Net income (loss) applicable to common shares	$(8,977,390)	$(9,262,302)	$87,231,258

Average common shares outstanding	6,221,431	6,180,152	6,181,664

Average common and common equivalent shares outstanding	6,221,431	6,180,152	6,808,185

Income (loss) per common share:
Basic	$(1.44)	$(1.50)	$14.11

Diluted	$(1.44)	$(1.50)	$12.81

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Years Ended September 30, 2003, 2002 and 2001

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2000	$62,004	$26,439,760	$51,520,954	$(122,063,224)	$0	$0	$(87,774)	$(44,128,280)
Net income				89,181,659				89,181,659
Preferred stock dividend accrued		1,950,401		(1,950,401)				0
Common and preferred stock acquired in litigation settlement	(536)	(10,800,869)	5,364,422					(5,436,983)
Preferred stock purchased		(842,706)	390,473					(452,233)
Unrealized loss on marketable securities					(406,701)			(406,701)
Stock options exercised	65	65	7,935					8,000

Balances, September 30, 2001	61,533	16,746,586	57,283,784	(34,831,966)	(406,701)	0	(87,774)	38,765,462
Net loss				(7,707,056)				(7,707,056)
Preferred stock dividend accrued		1,555,246		(1,555,246)				0
Preferred stock purchased		(155,076)	79,955					(75,121)
Stock options exercised	681		73,743			(73,743)		681
Unrealized gain on marketable securities					312,023			312,023

Balances, September 30, 2002	62,214	18,146,756	57,437,482	(44,094,268)	(94,678)	(73,743)	(87,774)	31,295,989
Net loss				(7,450,779)				(7,450,779)
Preferred stock dividend accrued		1,526,611		(1,526,611)				0
Preferred stock purchased		(1,582,829)	953,692					(629,137)
Capital contributions			492,364					492,364
Unrealized gain on marketable securities					939,519			939,519

Balances, September 30, 2003	$62,214	$18,090,538	$58,883,538	$(53,071,658)	$844,841	$(73,743)	$(87,774)	$24,647,956

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(7,450,779)	$(7,707,056)	$89,181,659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,459,589	6,035,038	4,132,320
Gain on sale of assets	0	0	(137,238,005)
Negative amortization of debt	1,272,197	1,117,411	747,897
Change in assets and liabilities:
Accounts receivable, net	47,801	(165,917)	(2,116,020)
Inventories	(2,362)	(12,542)	495,175
Prepaid expenses and other	219,661	(5,629)	3,030,599
Deferred income taxes	(3,947,668)	(633,000)	45,706,083
Other assets	(5,826,247)	(1,846,292)	(1,126,285)
Accounts payable	741,383	922,826	(1,437,275)
Interest payable	(35,294)	(91,770)	(1,745,170)
Accrued and other liabilities	6,027,592	3,987,202	162,999

Net cash provided by (used in) operating activities	(2,494,127)	1,600,271	(206,023)

Cash flows from investing activities:
Proceeds from sale of assets	0	0	207,500,000
Decrease (increase) in restricted cash	(483,814)	2,485,305	(15,506,855)
Cost and expenses related to sale of assets	0	0	(3,691,166)
Capital expenditures	(2,022,838)	(4,352,497)	(68,936,475)
Marketable securities purchased	(1,067,096)	(7,314,325)	(9,673,334)
Marketable securities sold	6,531,199	5,262,028	0

Net cash provided by (used in) investing activities	2,957,451	(3,919,489)	109,692,170

Cash flows from financing activities:
Long-term debt	2,867,171	0	0
Non-recourse debt	0	0	55,434,006
Obligation under lease	0	0	32,500,000
Paid on long-term debt	(5,956,780)	(5,203,337)	(177,618,484)
Paid on note payable – officer	0	0	(1,500,000)
Debt issue costs	0	0	(3,194,349)
Capital stock acquired	(629,137)	(75,121)	(5,889,216)
Capital contributions	492,364	0	0
Stock options exercised	0	0	8,000

Net cash used in financing activities	(3,226,382)	(5,278,458)	(100,260,043)

Increase (decrease) in cash and cash equivalents	(2,763,058)	(7,597,676)	9,226,104
Cash and cash equivalents, beginning of year	8,615,412	16,213,088	6,986,984

Cash and cash equivalents, end of year	$5,852,354	$8,615,412	$16,213,088

See the accompanying Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2003, 2002 and 2001

1. Basis of Presentation and General Information

Archon Corporation, (the “Company” or “Archon”), is a publicly traded Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada under long-term lease and license arrangements. In addition, the Company through a wholly-owned subsidiary, Archon Sparks Management Company, operates a casino in Sparks, Nevada, owns real estate on Las Vegas Boulevard South (the “Strip”) and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

Until October 2, 2000, the Company, through its wholly-owned subsidiary SFHI Inc., formerly known as Santa Fe Hotel, Inc. (“SFHI”), owned and operated the Santa Fe Hotel and Casino (the “Santa Fe”), located in Las Vegas, Nevada. On October 2, 2000, SFHI sold substantially all of its assets, including the rights to the name “Santa Fe Hotel and Casino” for $205.0 million (the “SFHI Asset Sale”). The SFHI Asset Sale resulted in a pre-tax gain of $137.2 million. In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of Mr. Lowden’s family entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe.

On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986, as amended (the “Code”), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company will operate the Pioneer (collectively, the “Pioneer Transactions”). Additionally, the Company has the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company will exercise its Early Purchase Option on December 29, 2003.

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

Investment in Marketable Securities

Debt securities available-for-sale are stated at market value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities. Debt securities available-for-sale at September 30, 2003 and 2002 includes investments in government obligations and corporate securities.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined on a specific identification method. At September 30, 2003 and 2002, equity securities available-for-sale included investments in common and preferred stock.

The Company recorded $940,000 and $312,000 of other comprehensive gain and $407,000 of other comprehensive loss associated with unrealized gains or losses on these securities during the years ended September 30, 2003, 2002 and 2001, respectively.

The following is a summary of available-for-sale marketable securities as of September 30, 2003 and 2002:

	2003
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Government and agency obligations	$0	$0	$0	$0
Other debt securities	4,303,395	167,255	11,393	4,459,257

Total debt securities	4,303,395	167,255	11,393	4,459,257
Equity securities	1,874,910	1,001,439	73,398	2,802,951

Total	$6,178,305	$1,168,694	$84,791	$7,262,208

	2002
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Government and agency obligations	$3,781,128	$2,167	$17,446	$3,765,849
Other debt securities	6,094,982	127,793	55,564	6,167,211

Total debt securities	9,876,110	129,960	73,010	9,933,060
Equity securities	1,992,264	425,069	169,994	2,247,339

Total	$11,868,374	$555,029	$243,004	$12,180,399

The cost and estimated fair value of debt securities as of September 30, 2003 and 2002 by contractual maturity are shown below:

	2003
	Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	764,445	779,650
Due after ten years	3,538,950	3,679,607
Mortgage backed securities	0	0

Total	$4,303,395	$4,459,257

	2002
	Cost	Fair Value
Due in one year or less	$259,535	$248,785
Due after one year through five years	569,741	573,196
Due after five years through ten years	1,763,694	1,755,170
Due after ten years	3,502,012	3,590,060
Mortgage backed securities	3,781,128	3,765,849

Total	$9,876,110	$9,933,060

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

The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, Impairment of Long-Lived Assets (“SFAS 121”).

Depreciation and amortization are computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation and amortization periods are for buildings and improvements seven to 40 years and for machinery and equipment three to 15 years.

Pre-Opening Expenses and Capitalized Interest

The Company expenses development costs as incurred. Interest costs are capitalized on funds disbursed during the development phase of projects and expensed pursuant to depreciation and amortization methods over the asset’s estimated useful life.

Federal Income Taxes

Deferred income taxes are provided on temporary differences between pre-tax financial statement income and taxable income resulting primarily from different methods of depreciation and amortization. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).

Treasury Stock

Treasury stock is the Company’s common stock that has been issued and subsequently reacquired. The acquisition of common stock is accounted for under the cost method, and presented as a reduction of stockholders’ equity.

Revenue Recognition

Casino revenue is recorded as gaming wins less losses. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional services has been reported in the accompanying Consolidated Statements of Operations as an expense of each department granting complimentary services. The table below summarizes the departments’ costs of such services (dollars in thousands):

	2003	2002	2001
Food and beverage	$4,661	$4,530	$5,120
Hotel	893	825	843
Other	78	72	133

Total	$5,632	$5,427	$6,096

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

Earnings Per Share

The Company presents its per share results in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. The effect of options outstanding was included in diluted calculations during the year ended September 30, 2001 but was not included in diluted calculations during fiscal years 2003 and 2002 since the Company incurred a net loss. The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 626,521 shares for the year ended September 30, 2001.

The Board of Directors of the Company has authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $2.5 million. Additionally, as discussed in Note 15, in connection with the settlement of litigation initiated by the Company, the Company, among other items, acquired 3,456,942 shares of preferred stock. Pursuant to the Certificate of Designation of the preferred stock, shares of preferred stock acquired by the Company are retired.

Accounting for Stock-Based Compensation

The Company has a Key Employee Stock Option Plan (the “Stock Option Plan”) which terminated on September 30, 2003. The Company accounts for the Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Stock Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income/(loss) and income/(loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts).

	Twelve Months Ended September 30,
	2003	2002	2001
Net income (loss)	$(8,977)	$(9,262)	$87,231
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1	13	57

Pro forma net income/(loss)	$(8,976)	$(9,249)	$87,288

Income/(loss) per share:
Basic-as reported	$(1.44)	$(1.50)	$14.11

Basic-pro forma	$(1.44)	$(1.50)	$14.12

Diluted-as reported	$(1.44)	$(1.50)	$12.81

Diluted-pro forma	$(1.44)	$(1.50)	$12.82

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

Recently Issued Accounting Standards

SFAS 143. In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted SFAS 143 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 144. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. We adopted SFAS 144 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 146. In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on our results of operations or financial position.

SFAS 148. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement were effective for our interim financial statements beginning with our quarter ended March 2003.

SFAS 150. In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our results of operations or financial position.

FIN 45. In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the quarter ended December 28, 2002 and the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on our results of operations or financial position.

FIN 46. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIEs). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and is effective for our first quarter of our 2004 fiscal year. We have evaluated our relationships and do not believe we have any consolidatable VIE’s. As such, we do not believe the adoption of this requirement will have a material impact on our results of operations or financial position.

Fair Value of Financial Instruments

The Company estimates the fair value of its preferred stock to be $8.1 million at September 30, 2003 based upon available market prices. The Company estimates that its debt and all other financial instruments have a fair value which approximates their recorded value.

Reclassifications

Certain reclassifications have been made in the prior years’ consolidated financial statements to conform to the presentation used in 2003.

3. Cash and Cash Equivalents

At September 30, 2003, the Company held cash and cash equivalents of $5.9 million compared to $8.6 million at September 30, 2002. Approximately $2.1 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in the Pioneer Transactions. See Note 12

At September 30, 2003, approximately $1.6 million was held in escrow pursuant to the agreements related to the SFHI Asset Sale.

4. Restricted Cash

At September 30, 2003 and 2002, approximately $13.9 million and $13.0 million, respectively, were held by SFHI is restricted in use and has been pledged to secure SFHI’s guaranty of PHI’s lease and license obligations. The permitted investments for the restricted cash are investment grade commercial paper, money market accounts, government backed securities and preferred stock of the Purchaser. Additionally, $1.9 million of the $13.9 million may be used for capital expenditures at the Pioneer and acquisition of real property and equipment under lease at the Pioneer. See Note 12

5. Accounts Receivable, Net

Accounts receivable at September 30, 2003 and 2002 consisted of the following:

	2003	2002
Casino and hotel	$485,202	$552,965
Investment properties	3,021,562	3,021,562
Other	258,016	258,016

	3,764,780	3,832,543
Less allowance for doubtful accounts	(586,637)	(606,599)

Total	$3,178.143	$3,225,944

Changes in the allowance for doubtful accounts for the years ended September 30, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Balance, beginning of year	$606,599	$1,495,859	$2,081,913
Provision	40,999	35,714	156,302
Accounts written-off	(60,961)	(924,974)	(742,356)

Balance, end of year	$586,637	$606,599	$1,495,859

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

In 1994, SFHI acquired for $1.6 million the approximately 20-acre parcel of undeveloped real property at the corner of Rainbow and Lone Mountain Road in Las Vegas, Nevada. In connection with the SFHI Asset Sale, the Company and SFHI granted an option to the buyer through October 2003 to purchase the property for $5.0 million. The buyer has declined to exercise the option to purchase the property. See Note 27.

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

Included in Property and equipment, net in the accompanying Consolidated Balance Sheets at September 30, 2003 and 2002 are certain assets held under lease at the Pioneer with a net carrying value of approximately $18.9 million and $29.2 million, respectively. See Note 12

8. Rental Property Held for Investment, Net

The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The expense incurred to acquire the property is recorded in Other assets in the accompanying Consolidated Balance Sheets and is being amortized over the remaining term of the lease. Deferred rent at September 30, 2003 and 2002 in the amount of $16.6 million and $11.3 million, respectively, is included in Other liabilities on the accompanying Consolidated Balance Sheets. See Note 11

The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the property are recorded in Other assets in the accompanying Consolidated Balance Sheets and are being amortized over the remaining term of the lease. Deferred rent at September 30, 2003 and 2002 in the amount of $1.8 million and $1.2 million, respectively, is included in Other assets on the accompanying Consolidated Balance Sheets. See Note 11

9. Other Assets

Included in Other assets at September 30, 2003 is a $4.9 million note receivable from PDS Gaming, Inc. with a rate of 10% and a maturity date of the earlier of November 1, 2004, or December 29, 2003 if the Company exercises the Early Purchase Option in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, which the Company has notified GE that it intends to exercise. See Note 27

Included in Other assets at September 30, 2003 and 2002 is $700,000 and $900,000, respectively, of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

10. Long-Term Debt

The scheduled maturities of long-term debt for the years ending September 30 are as follows:

2004	$3,510,004
2005	662,330
2006	396,625
2007	14,350
2008	0
Thereafter	0

Total	$4,583,309

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

The scheduled maturities of non-recourse debt for the years ending September 30 are as follows:

2004	$6,414,729
2005	30,057,775
2006	1,915,478
2007	2,195,326
2008	2,490,198
Thereafter	74,328,402

Total	$117,401,908

12. Obligations Under Lease

On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property (excluding gaming equipment) and intangible assets used by the Pioneer for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and the issuance of preferred stock of the Purchaser having a $1.0 million liquidation preference. See Notes 4 and 7

The Company recorded the Pioneer Transactions in accordance with Statement of Financial Accounting Standards No. 98, “Accounting for Leases.” As of September 30, 2003 and 2002, the Company has recorded $36.6 million and $35.4 million, respectively, as an Obligation under lease in the accompanying Consolidated Balance Sheets.

The scheduled minimum lease payments of obligation under lease for the years ended September 30 are as follows:

2004	$3,901,602
2005	4,155,248
2006	4,279,906
2007	4,408,303
2008	4,906,905
Thereafter	87,582,476

109,234,440
Less amount representing interest	(72,596,935)

Present value of minimum lease payments	$36,637,505

Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, competing in the Laughlin, Nevada area and payment of dividends with respect to the Archon preferred stock. In addition, Archon agreed to maintain consolidated liquidity (as defined in the agreements relating to the Pioneer Transactions) of not less than $25.0 million. At September 30, 2003, Archon’s consolidated liquidity was in excess of $25.0 million. Archon has agreed to forgo all or a portion of the management fees payable by PHI if PHI’s ratio of fixed charges to operating cash flow (“fixed charges ratio”) falls below 1.20 to 1.00. Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash in restricted cash accounts in the event PHI’s fixed charges ratio falls below 1.00 to 1.00 during any rolling four-quarter period, calculated on a quarterly basis. See Notes 4 and 7

Specifically, if the fixed charges ratio is less than 1.00 to 1.00 for any four-quarter period ending on or before December 31, 2003, Archon is obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charges ratio is less than 1.00 to 1.00 for three consecutive quarters during that period, to deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease, with payments ranging from $500,000 for the quarter ended June 30, 2003 to $2,000,000 for the quarter ending December 31, 2003, with significant increases thereafter. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company will exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO is in the amount of $35.6 million and will be paid from the following monies: a note from PDS that is due on December 29, 2003 in the amount of $5.0 million, a loan for which the Company has already received a commitment in the amount of $18.0 million and funds from the restricted cash accounts in the amount of approximately $12.6 million. With respect to four-quarter periods ending after December 31, 2003, if the fixed charges ratio requirement is not met, Archon will be required to make a capital contribution in the amount of the deficiency and an additional cash payment to the restricted cash account based upon a specified percentage of the stipulated loss value set forth in the lease. Notwithstanding the foregoing, if the fixed charges ratio is less than 1.00 to 1.00 for four consecutive quarters and the fourth consecutive quarter ends after the quarter ending December 31, 2003, Archon will not be permitted to cure the deficiency. If Archon fails to make any required payments or is not permitted to cure a deficiency with respect to quarters ending after the quarter ending December 31, 2003, an event of default will occur under the lease.

Pursuant to the agreements relating to the Pioneer Transactions, Archon has foregone the management fee otherwise payable to it since April 2001. PHI’s fixed charges ratio was 0.61 to 1.00 for the four quarters ended September 30, 2003. As a result, the Company is required to make a deposit to the restricted cash account in the amount of $983,000. A deposit in the amount of $489,000 was required for the quarter ended June 30, 2003, in which quarter the fixed charges ratio was .60 to 1.00. As a result of the EPO, the Company will not make the deposits as all funds will be paid to the lessor to satisfy the EPO. PHI’s fixed charges ratio for the four quarters ended June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 were 0.92 to 1.00, 0.87 to 1.00, 0.81 to 1.00 and 0.55 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amounts of approximately $375,000, $275,000, $314,000 and $1,372,000 with respect to the four-quarter periods ended June 30, September 30, December 31, 2002 and March 31, 2003, respectively. Additionally, it deposited $484,000 and $487,000 in the restricted cash account for the four quarters ended December 31, 2002 and March 31, 2003, respectively. The Company expects that future operating results at the Pioneer will result in fixed charges ratios of less than 1.00 to 1.00, so that the Company will be required to continue to make capital contributions and significant deposits to restricted cash accounts for the foreseeable future.

Furthermore, Archon would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI’s fixed charges ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the fixed charges ratio was 0.93 to 1.00, and 0.92 to 1.00, respectively. However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations. The elimination of the rent payments reduced fixed charges in periods subsequent to the repurchase date. Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI’s fixed charges ratio for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively. Archon advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charges ratios giving effect to the May 2002 purchase of leased gaming equipment. The Purchaser has not advised the Company whether it agrees that the Company has the right to calculate the ratios on a pro forma basis. If the Purchaser disagrees, the Company will be required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and will be required to deposit additional cash to the restricted cash account.

The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI during the period from December 29, 2003 and December 31, 2007, at purchase price amounts ranging between $35.5 million and $38.7 million, which, as of the date of the agreements, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF

Pioneer, LLC (“GE”) and PHI, the Company will exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO is in the amount of $35.6 million and will be paid from the following monies: a note from PDS that is due on December 29, 2003 in the amount of $5.0 million, a loan for which the Company has already received a commitment in the amount of $18.0 million and funds from the restricted cash accounts in the amount of approximately $12.6 million.

13. Leases

All non-cancelable leases have been classified as operating leases. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property. Amortization of assets leased under capital leases in prior years is included in depreciation and amortization expense in the Consolidated Statements of Operations.

At September 30, 2003, the Company had an operating lease for real property which expires in 2078 and operating leases for corporate offices. The Company had no property and equipment under capital leases, other than the real and personal property described in Note 12.

Future minimum lease payments as of September 30, 2003 are as follows:

Operating
2004	$934,210
2005	915,202
2006	861,316
2007	807,430
2008	807,430
Thereafter	56,721,936

Total	$61,047,524

Included in future minimum operating lease payments are rental costs associated with the real property under the lease at the Pioneer.

Rent expense was $970,472, $1,457,869 and $1,338,048 for the years ended September 30, 2003, 2002 and 2001, respectively.

14. Gain on Sale of Assets

The Company recorded a pre-tax gain on the SFHI Asset Sale of approximately $137.2 million in the quarter ended December 31, 2000. In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of the family of Paul W. Lowden entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe. The Company and SFHI granted to the buyer a three-year option through October 2003 to purchase for $5.0 million the approximately 20-acre parcel of undeveloped real property located at the corner of Rainbow and Lone Mountain Road adjacent to the Santa Fe. The buyer has declined to exercise the option purchase the property. See Note 27.

15. Litigation Settlement, Net

On March 20, 2001 the Company agreed to settle the lawsuit titled Sahara Gaming Corporation, et al. v. Francis L. Miller, et al., CV-S-94-01109-LRL, filed by the Company alleging, among other things, violations of the Securities Exchange Act of 1934. The terms of the settlement required that (i) the defendants’ insurers pay the Company approximately $4.9 million and the Company dismiss with prejudice all its claims against all defendants, (ii) the Company pay Francis Miller approximately $900,000 and Francis Miller dismiss with prejudice all his counterclaims and third-party claims against the Company, and (iii) plaintiffs and defendants cause the lawsuit and counterclaims to be dismissed with prejudice. The Company has reflected the net proceeds received in the settlement, net of legal expenses incurred, as gain from litigation settlement in the accompanying Consolidated Statements of Operations.

On April 20, 2001, the Company entered into a settlement agreement with David H. Lesser, Hudson Bay Partners, L.P. and certain of their affiliates. In accordance with the settlement agreement, among other things: (i) the Company and its subsidiaries agreed to dismiss with prejudice pending litigation by the Company against HBP and Mr. Lesser styled Santa Fe Gaming Corporation v. Hudson Bay Partners, L. P., et al., CV-5-99-00298-KJD (LRL) and Santa Fe Gaming Corporation v. Hudson Bay Partners L.P. and David H. Lesser, CV-5-99-00416 LDG (LRL), and Mr. Lesser agreed to dismiss with prejudice his application for reimbursement of approximately $1.1 million in attorneys’ fees in connection with the PHI and PFC bankruptcies, pursuant to legal proceedings styled In re Pioneer Finance Corp., Case No. BK-S-99-11404-LBR and In re Pioneer Hotel Inc., Case No. BK-S-99-12854-LBR; (ii) the Company received the 3,456,942 shares of the Company’s preferred stock and 53,600 shares of common stock held by the Hudson Bay affiliates; (iii) Mr. Lesser agreed to forfeit options to acquire 12,500 shares of the Company’s common stock; (iv) Mr. Lesser forfeited his claim to director fees; (v) Mr. Lesser resigned from the Company’s Board of Directors and withdrew his name as the nominee for election by preferred stockholders as a special director at the Company’s annual meeting held on May 11, 2001; and (vi) the Company paid Mr. Lesser $5.75 million.

The Company allocated the $5.75 million payment for financial reporting purposes to the preferred and common shares, based upon quoted market prices for the preferred and common shares, with the remaining amount being recorded as Litigation settlement, net in the accompanying Consolidated Statements of Operations.

16. Preferred Stock

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8.0% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11.0%. Beginning October 1, 1999, the dividend rate increased by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16.0% per annum. The dividend rate is 16.0% effective October 1, 2003. The accrued stock dividends have been recorded as an increase to the Preferred Stock account. As of September 30, 2003, the aggregate liquidation preference of the Preferred Stock was $18.1 million, or $3.90 per share.

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

The Company has accrued, but not paid, dividends on the Preferred Stock since September 30, 1996. Dividends accrued but not paid were $8.2 million and $7.3 million as of September 30, 2003 and 2002, respectively. Pursuant to the Certificate of Designation, because at least one full dividend payment has been accrued but not paid for two years, the holders of the Preferred Stock, as a separate class, are entitled to elect two directors to the Company’s board of directors. The two directors elected by Preferred Stockholders are in addition to the directors elected by the holders of the Company’s Common Stock. The Preferred Stockholders’ right to elect two directors will continue until all dividend arrearages have been paid. The agreements relating to the Pioneer Transactions prohibit the Company from paying dividends on the Preferred Stock.

17. Stock Option Plan

The Company has a Key Employee Stock Option Plan (the “Stock Option Plan”) providing for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. This Stock Option Plan was terminated as of September 30, 2003. As of September 30, 2003, there were 508,860 options outstanding under the Stock Option Plan. During fiscal years 2002 and 2001, 68,175 and 6,500 options, respectively, were exercised. No options were exercised during the fiscal year 2003. During fiscal year 2002, options with respect to 4,000 shares of common stock were granted. No options were granted during the fiscal years 2003 and 2001. The outstanding options have expiration dates through June 2010.

In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) which provides for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. This Non-Employee Director Plan was terminated on March 21, 2002. As of September 30, 2003, there were 37,500 options outstanding under this plan. During fiscal years 2003 and 2002, no options were granted. The outstanding options have an expiration date through February 2010

SFHI, SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s

Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2003, no options had been granted under any Subsidiary Plans.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

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

SFAS 123 requires a Company to disclose pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method. The weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted should also be disclosed. No such stock options were granted in 2001, and therefore, no information has been included for that year.

The model assumes no expected future dividend payments on Archon Corporation’s Common Stock for the options granted in 2002 (dollars in thousands, except per share data).

2002
Net loss applicable to common shares:
As reported	$(9,262)
Pro forma	(9,273)

Loss per share:
As reported	(1.50)
Pro forma	(1.50)

Weighted average assumptions:
Expected stock price volatility	100.0%
Risk-free interest rate	4.35%
Expected option lives (in years)	5.00
Estimated fair value of options	2.64

	2003	2002
	(dollars in thousands, except per share data)
Net loss	$(6,331)	$(7,044)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(10)

Pro forma net loss	$(6,332)	$(7,054)

Loss per share:
Basic-as reported	$(1.02)	$(1.14)

Basic-pro forma	$(1.02)	$(1.14)

Diluted-as reported	$(1.02)	$(1.14)

Diluted-pro forma	$(1.02)	$(1.14)

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

	2003	2002	2001
	(dollars in thousands)
Current	$0	$0	$0
Deferred	(3,948)	(1,133)	46,284

Total expense (benefit)	$(3,948)	$(1,133)	$46,284

The expense (benefit) for income taxes attributable to pre-tax income (loss) differs from the amount computed at the federal income tax statutory rate as a result of the following:

	2003	2002	2001
	(dollars in thousands)
Amount at statutory rate	$(3,990)	$(3,094)	$47,413
Goodwill	0	0	(17,843)
Goodwill reserve	0	1,925	16,691
Valuation allowance	0	0	0
Other	42	36	23

Total	$(3,948)	$(1,133)	$46,284

The Company recorded a valuation allowance in fiscal 1999 to reduce the carrying value of the net deferred tax assets due to the uncertainty surrounding the utilization of the net operating losses. The valuation allowance was reversed in fiscal 2000 due to the sale of substantially all of the assets of SFHI in October 2000 resulting in a federal income tax benefit for the 2000 fiscal year of $11.0 million:

The components of the net deferred tax liability consisted of the following:

	2003	2002
	(dollars in thousands)
Deferred tax liabilities:
Prepaid expenses	$445	$361
Fixed asset cost, depreciation and amortization, net	31,949	33,152
Other	3,356	3,057

Gross deferred tax liabilities	35,750	36,570

Deferred tax assets:
Net operating loss carryforward	22,449	18,541
Reserves for accounts and contracts receivable	115	240
Other	537	663
Deferred payroll	170	199
Tax credits	952	1,452

Gross deferred tax assets	24,223	21,095

Net deferred tax (liability) before goodwill reserve	(11,527)	(15,475)
Goodwill reserve	(18,616)	(18,616)

Net deferred tax (liability)	$(30,143)	$(34,091)

At September 30, 2003, the Company had a net operating loss carryforward for regular income tax purposes of approximately $64.0 million, which will fully expire by the year 2024.

19. Benefit Plans

The Company has a savings plan (the “Plan”) qualified under Section 401(k) of the Code. The Plan covers substantially all of the Company’s employees. The Company’s matching contributions paid in 2003, 2002 and 2001 were $54,000, $59,000 and $67,000, respectively.

20. Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2003, the Company had expended $245,000 for commercial development of the technology.

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

The Company’s advances to Dukes under the Duke’s Loan Agreement are subordinate to a senior loan in the amount of $4.0 million, which is secured on a senior basis by the Duke’s Real Property (the “Duke’s Senior Loan”). Duke’s is in default under both the Duke’s Senior Loan and the Company’s loans to Duke’s pursuant to the Duke’s Loan Agreement and the promissory note. Both the senior lender and the Company recorded notices of default and elections to sell the Duke’s Real Property and provided notice of such recordation to Duke’s and other parties in interest as required by Nevada law. On August 13, 2003, the trustee under the deed of trust with respect to the Duke’s Senior Loan held a foreclosure sale of the property. In the foreclosure sale, the senior lender acquired the Duke’s Real Property in partial satisfaction of the Duke’s Senior Loan, as a result of which the Company’s security interest in the Duke’s Real Property was extinguished. Pursuant to the terms of the Company’s loan agreement with Duke’s, Duke’s is prohibited from making payments on the Company’s loans until the Duke’s Senior Loan is paid in full or the senior lender waives the requirement. As a result, the Company recorded a reserve of $1.1 million against investment and receivable from Duke’s.

The Company and the senior lender have agreed in principle that the senior lender will sell the Duke’s Real Property to the Company for $3.7 million payable no later than June 1, 2007, subject to increase to $3.8 million if not paid in full by June 1, 2005. The purchase price will be evidenced by a promissory note which will bear interest during the first 36 months of the loan at the rate of 1.75% plus the senior lender’s actual cost of funds (currently the prime rate less 25 basis points) increasing to a rate of 2.5% plus the senior lender’s cost of funds for months 37 through 48. Interest will accrue monthly, commencing as of June 1, 2003, and be payable on a monthly basis. All principal and accrued but unpaid interest will be payable on or before June 1, 2007. The promissory note will be secured by a deed of trust on the Duke’s Real Property. Consummation of the purchase is subject to the execution of a mutually acceptable purchase and sale agreement, promissory note, security agreement and related closing documents. Additionally, the purchase is subject to approval of the Board of Directors of the Company. Until such time as a final agreement is reached with the senior lender with respect to the purchase of the Duke’s Real Property and the Company acquires the Duke’s Real Property, the Company expects to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease described below. If the Company and the senior lender are unable to reach agreement and the Company does not acquire the Duke’s Real Property, the Duke’s-Sparks Lease will be voided. No assurance can be given that the Company will reach an agreement with the senior lender. As a result of the foreclosure of the Duke’s Real Property and continuing default under the Duke’s Senior Loan, and the Company’s loans to Duke’s, the Company has established a reserve in the amount of $1.0 million with respect to its loans to Duke’s. In addition, the Company wrote-off its $100,000 initial investment in Duke’s.

On October 4, 2002, a subsidiary of the Company entered into a lease (the “Duke’s-Sparks Lease”) with Duke’s, with respect to the Duke’s Casino. The Duke’s-Sparks Lease provides that it will commence on the first day of the month (the “Commencement Date”) following the month in which the Company’s subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke’s, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke’s at the facility has been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke’s receives the necessary regulatory approvals to operate the casino. The Duke’s-Sparks Lease provides for monthly base rent in the amount of $81,216. The required gaming regulatory approvals were obtained by the Company’s subsidiary on January 24, 2003, and the Company began operating Duke’s on February 7, 2003. However, the remodeling of the facility is not substantially complete, so the Company has not paid any rent to Duke’s to date. Until such time as a final agreement is reached with the senior lender with respect to the Company’s purchase of the Duke’s Real Property and the Company acquires the Duke’s Real Property, the senior lender has agreed that the Company will continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease. Because the Company and the senior lender have not reached an agreement and the Company has not acquired the Duke’s Real Property, the Duke’s-Sparks Lease was terminated on September 2, 2003. However, the Company continues to operate Duke’s Casino on a month to month basis, with no rent payable. In addition, the Company owns and has installed approximately 190 slot and video poker machines in Duke’s Casino valued at approximately $1.7 million.

See Note 9 for information regarding transactions between the Company and J & J Mortgage.

21. Contingencies

Litigation:

The Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Poulos v. Caesar’s World, Inc., et al. and Ahern v. Caesar’s World, Inc., et al.

The Company is a defendant in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division, entitled Poulos v. Caesar’s World, Inc., et al., Ahern v. Caesar’s World, Inc., et al. and Schrier v. Caesar’s World, Inc., et al., along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the “Court”). Also named as defendants in these actions are many of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. On June 26, 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. On August 15, 2002, the Ninth Circuit granted review. The briefing is complete, an oral argument is scheduled for January 15, 2004.

Local Joint Executive Board et al.

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

In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material effect on the Company.

22. Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the years ended September 30, 2003, 2002 and 2001 consisted of:

	2003	2002	2001
	(dollars in thousands)
Operating activities:
Cash paid during the year for interest	$14,920	$15,388	$9,999

Cash paid during the year for income taxes	$0	$0	$698

Investing and financing activities:
Non-recourse debt assumed with the acquisition of investment properties	$0	$0	$77,255

Long-term debt incurred in connection with the acquisition of machinery and equipment	$1,584	$104	$0

Preferred stock dividends at liquidation value: Accrued	$1,526	$1,555	$1,950

Negative amortization of obligation under lease	$1,272	$1,117	$748

Unrealized gain (loss) on marketable securities	$940	$312	$(407)

23. Segment Information

The Company’s operations are in the hotel/casino industry and investment properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland, which were acquired in March 2001. “Other and Eliminations” below includes financial information for the Company’s corporate operations and Archon Sparks Management Company, adjusted to reflect eliminations upon consolidation.

Segment information for the years ended September 30, 2003 2002 and 2001 consisted of:

	2003	2002	2001
	(dollars in thousands)
Pioneer Hotel
Operating revenues	$31,919	$35,468	$40,020

Operating income (loss)	$(1,017)	$251	$1,483
Depreciation and amortization	2,481	2,001	2,075
Interest income	23	17	95

EBITDA (1)	$1,487	$2,269	$3,653

Interest expense	$4,897	$4,760	$4,370

Capital expenditures	$1,416	$4,143	$752

Identifiable assets (2)	$37,072	$37,099	$36,070

Investment Properties (3)
Operating revenues	$12,402	$12,402	$7,204

Operating income	$8,998	$8,709	$5,508
Depreciation and amortization	3,404	3,693	1,696
Interest income	0	0	0

EBITDA (1)	$12,402	$12,402	$7,204

Interest expense	$11,322	$11,772	$7,297

Capital expenditures	$0	$0	$145,019

Identifiable assets (2)	$144,301	$147,077	$150,019

	2003	2002	2001
	(dollars in thousands)
Other and Eliminations
Operating revenues	$1,840	$895	$779

Operating loss	$(4,685)	$(2,676)	$(3,019)
Depreciation and amortization	575	341	361
Interest income	1,466	1,272	1,927

EBITDA (1)	$(2,644)	$(1,063)	$(731)

Interest expense	$(36)	$(119)	$(527)

Capital expenditures	$2,191	$313	$421

Identifiable assets (2)	$56,617	$57,910	$63,396

Total
Operating revenues	$46,161	$48,765	$48,003

Operating income	$3,296	$6,284	$3,972
Depreciation and amortization	6,460	6,035	4,132
Interest income	1,489	1,289	2,022

EBITDA (1)	$11,245	$13,608	$10,126

Interest expense	$16,183	$16,413	$11,140

Capital expenditures	$3,607	$4,456	$146,192

Identifiable assets (2)	$237,990	$242,086	$249,485

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.
(2)	Identifiable assets represents total assets less elimination for intercompany items.
(3)	During fiscal 2001, the Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The payments received under lease agreements with respect to both properties are applied to debt service payments on non-recourse indebtedness secured by the respective properties.

27. Subsequent Events

Loan Mountain Property. The Company owns, through SFHI, an approximately 20-acre parcel of real property located next to the Santa Fe at the intersection of Rainbow and Lone Mountain. The Company and SFHI had granted to the buyer of the SFHI assets an option to purchase the property for $5.0 million through October 2003. The buyer has declined to exercise the option to purchase the property. As a result the Company entered into an agreement on October 24, 2003 to sell the property for $5.7 million contingent on City zoning approvals.

PDS Gaming Note. On December 19, 2003, the Company received a $2.5 million payment on the note receivable from PDS Gaming. The Company anticipates receiving the remaining balance of the note within sixty days after December 29, 2003.

28. Quarterly Results of Operations (Unaudited)

	2003	2002
	(dollars in thousands, except per share)
Revenues:
First Quarter	$11,300	$12,406
Second Quarter	13,075	14,027
Third Quarter	11,482	11,383
Fourth Quarter	10,304	10,949

	$46,161	$48,765

Operating income (loss):
First Quarter	$1,211	$1,586
Second Quarter	1,976	2,717
Third Quarter	(173)	1,072
Fourth Quarter	282	909

	$3,296	$6,284

Net loss:
First Quarter	$(1,482)	$(1,369)
Second Quarter	(1,295)	(827)
Third Quarter	(2,410)	(3,683)
Fourth Quarter	(2,264)	(1,828)

	$(7,451)	$(7,707)

Net loss per common share:
First Quarter	$(0.30)	$(0.28)
Second Quarter	(0.27)	(0.20)
Third Quarter	(0.45)	(0.66)
Fourth Quarter	(0.42)	(0.36)

	$(1.44)	$(1.50)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding the directors and executive officers of the Company to be included in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

The information regarding Executive Compensation to be included in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding Security Ownership to be included in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information regarding Certain Relationships and Related Transactions to be included in the Proxy Statement is incorporated herein by reference.

Item 15. Principal Accountant Fees and Services

The information regarding accountant fees and services to be included in the Proxy Statement is incorporated herein by reference.

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements and schedules filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(b)	Reports on Form 8-K filed during the fourth quarter of 2003.

None

(c)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33- 67864) and incorporated herein by reference.)

3.3	Amended and Restated Bylaws of Santa Fe Gaming Corporation. (5)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999. (4)

10.5	First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land. (4)

10.6	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.7	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.8	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.9	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.10	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.11	Asset Purchase Agreement dated June 12, 2000 by and among Santa Fe Hotel Inc., Santa Fe Gaming Corporation and Station Casinos, Inc. (8)

10.12	Credit Agreement dated as of June 12, 2000 by and between Pioneer Hotel Inc. and Station Casinos, Inc. (8)

10.13	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.14	Guaranty by Santa Fe Gaming Corporation, guarantor; Pioneer Hotel Inc., tenant and guarantor and Santa Fe Hotel Inc., guarantor dated December 29, 2000. (9)

10.15	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.16	Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000. (9)

10.17	Lease Schedule No. 1 to Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000. (9)

10.18	Guaranty by and between PDS Gaming Corporation-Nevada and Santa Fe Gaming Corporation dated December 29, 2000. (9)

10.19	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

Exhibit Number	Description of Exhibit

10.20	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.21	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.22	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.23	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.24	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.25	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.26	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.27	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.28	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.29	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.30	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.31	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.32	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC.

10.33	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino.

10.34	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation.

21	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Paul W. Lowden, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Charles W. Sandefur, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed concurrently herewith.

FOOTNOTES TO EXHIBIT INDEX

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

December 23, 2003	By:	/s/ Paul W. Lowden
Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul W. Lowden Paul W. Lowden (Principal Executive Officer)	Chairman of the Board and President (Principal Executive Officer)	December 23, 2003

/s/ John Delaney John Delaney	Director	December 23, 2003

/s/ Suzanne Lowden Suzanne Lowden	Director	December 23, 2003

/s/ William J. Raggio William J. Raggio	Director	December 23, 2003

/s/ Charles W. Sandefur Charles W. Sandefur (Principal Financial and Accounting Officer)	Director and Chief Financial Officer (Principal Accounting and Financial Officer)	December 23, 2003

/s/ Howard E. Foster Howard E. Foster	Special Director	December 23, 2003

/s/ Jay Parthemore Jay Parthemore	Special Director	December 23, 2003