Form 10-K/A
period 2003-09-30
ARCHON CORP
filed 2004-01-23
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
(Title of class)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,536,379. The market value was computed by reference to the average bid and asked price of the common stock as of March 31, 2003.

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  Yes    ☐  No

Explanatory Note: The purpose of filing this Annual Report on Form 10-K/A is (1) to report that Archon Corporation’s independent auditors Deloitte & Touche, LLP (“Deloitte”) have not delivered an audit report in connection with the Company’s financial statements for the fiscal year ended September 30, 2003 (the “Audit Opinion”) or the consent of Deloitte that would be filed as Exhibit 23.1 to the Form 10-K/A (the “Consent”) and therefore to remove the Audit Opinion and Consent from Archon Corporation’s Annual Report, (2) to report that Archon Corporation is unable to give the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and is hereby withdrawing the Section 302 and 906 certifications previously furnished as Exhibits 31.1, 31.2 and 32 to the Form 10-K filed on December 29, 2003, and (3) to report that a classification in Archon Corporation’s Unaudited Consolidated Statements of Cash Flows for the year ended September 30, 2003 was categorized incorrectly.

ARCHON CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL

YEAR ENDED SEPTEMBER 30, 2003

i

PART I

Item 1. Business

General

Archon Corporation, (the “Company” or “Archon”), is a publicly traded Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada under long-term lease and license arrangements. In addition, the Company through a wholly-owned subsidiary, Archon Sparks Management Company, formerly operated a casino in Sparks, Nevada, owns real estate on Las Vegas Boulevard South (the “Strip”) and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

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

On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986, as amended (the “Code”), the real and personal property, excluding gaming equipment, and intangible assets used in the operations of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company will operate the Pioneer (collectively, the “Pioneer Transactions”). Additionally, the Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming Corporation (“PDS Gaming”), a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities.

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

Recent Developments

Status of Delivery of Auditors’ Report and Consent. Archon has been advised by its independent auditors Deloitte & Touche, LLP (“Deloitte”) that Deloitte has not delivered an audit report in connection with the Company’s financial statements for the fiscal year ended September 30, 2003 (the “Audit Opinion”) or the consent of Deloitte that would be filed as Exhibit 23.01 to the Form 10-K (the “Consent”). At the time the Company filed its Form 10-K for the year ended September 30, 2003, which was filed on December 29, 2003 (the “Form 10-K”), it was believed that the audit was complete, but now the Company understands and acknowledges that Deloitte did not deliver either the Audit Opinion or the Consent.

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) is currently investigating the circumstances surrounding this matter. Pending the outcome of such investigation, the Audit Committee will determine what actions are appropriate in light of the facts and circumstances in response to this situation and to discuss the results of its investigation with Deloitte.

The Company believes that this Form 10-K/A, including the unaudited financial statements included herein, are true, correct and complete and do not misstate any material financial information or omit to state any financial information that would be material to a reader of the unaudited financial statements. A change is being made in the Company’s Unaudited Consolidated Financial Statements (“Financial Statements”) in this Form 10-K/A that differs from the Unaudited Consolidated Financial Statements that appeared in the original Form 10-K as follows: A classification in the Company’s Unaudited Consolidated Statements of Cash Flows was categorized incorrectly. In the year ended September 30, 2003, Four Million Eight Hundred Eighty-four Thousand Three Hundred One Dollars ($4,884,301) of an item shown as “Other assets” was included under the subcategory “Cash flows from operating activities.” Such amount should instead have been under the subcategory “Cash flows from investing activities” as “Note receivable.” This Form 10-K/A makes that correction.

The Company is confirming through this Form 10-K/A that:

•	Through this filing on Form 10-K/A, the Company hereby removes the Audit Opinion and Consent that were incorrectly included in the Company’s Form 10-K filed on December 29, 2003.

•	The Company hereby advises all recipients of the Form 10-K, as well as any other third party that may be relying on or who is likely to be relying on the Form 10-K that: (1) the use of Deloitte’s name and the inclusion of the Audit Opinion and the Consent was unauthorized relating to the fiscal year ended September 30, 2003; (2) Deloitte has not issued any Audit Opinion for the fiscal year ended September 30, 2003 or provided its Consent; and (3) Deloitte is not to be associated in any manner with the financial statements for the fiscal year ended September 30, 2003 in either the Form 10-K or the Form 10-K/A filing.

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

Acquisition of Pioneer. On December 29, 2003, the Company completed the purchase of the fee ownership of the Pioneer in Laughlin, Nevada from an affiliate of GE pursuant to an early purchase option under its existing lease agreement dated December 29, 2000. In accordance with the lease agreement, the Company purchased certain property, including (i) the real property commonly known as 2200 South Casino Drive, located in Laughlin, Nevada, and (ii) the casino building, the hotel rooms, together with the meeting rooms, restaurants and associated facilities, (iii) building equipment and other similar additions and improvements located on the real property. The purchase price for the property was approximately $35.6 million: approximately $12.6 million was paid through funds from the restricted cash accounts, approximately $2.5 in marketable securities, approximately $2.5 million through a note from PDS Gaming that was due on December 29, 2003, and approximately $18.0 million from borrowed funds, whereby the Company assumed an $18.0 million note payable that is secured by the property.

Closing of Duke’s Casino. The Company ceased operating Duke’s Casino in Sparks, Nevada that was operated through Archon Sparks Management Company, a wholly-owned subsidiary of the Company. All of the furniture, fixtures, gaming and non-gaming equipment and inventories have been transferred to the Pioneer.

Lone Mountain Property. The Company owns, through SFHI, an approximately 20-acre parcel of real property located next to the Santa Fe at the intersection of Rainbow and Lone Mountain in Las Vegas, Nevada. The Company and SFHI had granted to the buyer of the SFHI Asset Sale an option to purchase the property for $5.0 million through October 2003. The buyer declined to exercise the option to purchase the property. As a result, the Company entered into an agreement on October 24, 2003 to sell the property for $5.7 million contingent on City zoning approvals.

Hotel and Casino Operations

The Pioneer

The Pioneer, built in 1982, features a classical western architecture style, and is located in Laughlin, Nevada, an unincorporated town on the Colorado River bordering Arizona. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. The property is leased from a third party under a lease that expires in December 2020, subject to two five-year options to extend the term. The third party in turn leases approximately 6 1/2 acres of the 12 acres under a 99-year ground lease which, by its terms, is scheduled to terminate in December 2078. The leased land lies between and separates the remaining two parcels of land that are held in fee simple. The Pioneer is comprised of four buildings. One of the three motel buildings together with a portion of both the Pioneer’s casino building and a second motel building are located on land subject to the Pioneer Ground Lease. The casino is located in the main building, totaling approximately 50,000 square feet of which approximately 21,500 square feet house the casino. The first floor includes the casino, two bars, snack bar and gift shop, as well as a twenty-four hour restaurant, kitchen, special events area, restrooms and storage areas. A partial second floor houses a gourmet restaurant, administrative offices and banquet rooms. The three motel buildings were built in 1984 and comprise approximately 66,000, 54,000 and 30,000 square feet, respectively. A total of 417 motel rooms are housed in the three buildings with improvements including a swimming pool and spa. See also Item 1., “Business – Recent Developments.”

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

Competition

In addition to competing with the hotel-casinos in Laughlin, the Pioneer also competes with the hotel-casinos in Las Vegas and those situated on I-15 (the principal highway between Las Vegas and Southern California) near the California-Nevada state line. In March 2000, California voters approved an amendment to the California constitution which permits compacts that allow Native American tribes to operate as many as 115,000 slot machines in addition to banked card games and lotteries. Management believes that Native American casinos in Southern California, Arizona and New Mexico have had an adverse impact on the Laughlin market, including the Pioneer, by drawing visitors away from the market.

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

See also Item 1. “Business—Recent Developments” and Item 2., “Properties.”

The Company has provided financial segment information in the “Notes to Unaudited Consolidated Financial Statements, Note 23. Segment Information”.

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

Item 2. Properties

The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. The Company leases the Pioneer under a lease that expires in December 2020, subject to two five-year options to extend the term. Rental payments are $285,000 per month through December 2003, and will increase to $339,000 per month in 2004, and thereafter at 3% per year through December 2007. See Item 1., “Business – Hotel and Casino Operations” and “– Recent Developments,” for more detailed information regarding the Pioneer.

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

SFHI owns the approximate 20-acre parcel of undeveloped real property located on the corner of Rainbow and Lone Mountain Road. The Company and SFHI granted to the buyer of the SFHI assets an option to purchase the property for $5.0 million through October 2003. The buyer declined to exercise the option to purchase the property. See Item 1. “Business – Recent Developments.”

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

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants vigorously opposed the motion. On June 26, 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. On August 15, 2002, the Ninth Circuit granted review. The briefing is complete, an oral hearing took place on January 15, 2004 and the defendants are waiting for a court ruling.

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

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holders Matters

The Company’s Common Stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHN”.

The closing bid price of the Common Stock on December 16, 2003 was $5.45 per share. The tables below set forth the high and low bid prices by quarter for the fiscal years ended September 30, 2003 and 2002 or the Common Stock, as reported by the OTCBB.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Archon’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affects its more significant judgments and estimates used in the preparation of its unaudited consolidated financial statements:

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

Operating Expenses. Total operating expenses increased $400,000, or 0.9%, to $42.9 million for the year ended September 30, 2003 from $42.5 million for the year ended September 30, 2002. Total operating expenses as a percentage of revenue increased to 92.9% for the year ended September 30, 2003 from 87.1% for the year ended September 30, 2002. Operating expenses decreased $2.3 million, or 6.5%, at the Pioneer, by $300,000 at the investment properties and by $100,000 at corporate. The decrease in operating expenses at the investment properties was due to an adjustment to depreciation and amortization expenses in the prior year period. The decrease at corporate was due to development costs associated with the development of certain gaming technology which was incurred in the prior year period. ASMC had operating expenses of $2.2 million. The Company recorded a $1.0 million reserve for receivable and wrote-off its initial $100,000 investment with respect to Duke’s Casino in the current year.

Operating Income. Consolidated operating income for the year ended September 30, 2003 was $3.3 million, a $3.0 million, or 47.6%, decrease from $6.3 million for the year ended September 30, 2002. Operating income decreased by $1.3 million at the Pioneer and increased $300,000 at the investment properties. ASMC had an operating loss of $900,000.

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

Interest Income. Interest income for the year ended September 30, 2003 was $1.5 million, an increase of $200,000 from $1.3 million for the year ended September 30, 2002 due to a higher return on investments.

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

Selling, general and administrative expenses decreased $300,000, or 5.3%, to $5.2 million for the year ended September 30, 2003 compared to $5.5 million for the year ended September 30, 2002, primarily due to reductions in payroll, supplies and outside services. Selling, general and administrative expenses as a percentage of revenues increased to 16.2% for the year ended September 30, 2003 from 15.4% for the year ended September 30, 2002. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses decreased $700,000, or 14.0%, to $4.2 million for the year ended September 30, 2003 from $4.9 million for the year ended September 30, 2002, due to a decrease in rent expense resulting from the purchase in May 2002 of gaming equipment that was leased in the prior year period. Utilities and property expenses as a percentage of revenues decreased to 13.3% for the year ended September 30, 2003 from 13.9% for the year ended September 30, 2002. Depreciation and amortization expenses increased $500,000, or 24.0%, to $2.5 million for the year ended September 30, 2003 from $2.0 million for the year ended September 30, 2002, due to the purchase of gaming equipment in May 2002.

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

Hotel revenues increased $100,000, or 3.9%, to $2.7 million in fiscal 2002 from $2.6 million in fiscal 2001. Occupancy rate increased to 75.0% from 74.0% and the average daily room rate increased by 0.3%. Food and beverage revenues decreased $700,000, or 7.7%, to $7.8 million in fiscal 2002 from $8.5 million in fiscal 2001 primarily due to a decline in the number of casino patrons. Other revenues decreased $1.4 million, or 37.2%, to $2.3 million in fiscal 2002 from $3.7 million in fiscal 2001 due to decreased sales in retail outlets as a result of competition from retail establishments in other casinos.

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

Selling, general and administrative expenses decreased $100,000, or 1.5%, to $5.4 million in fiscal 2002 compared to $5.5 million in fiscal 2001. Selling, general and administrative expenses as a percentage of revenues increased to 15.4% in fiscal 2002 from 13.8% in fiscal 2001. Utilities and property expenses were unchanged at $4.9 million. Utilities and property expenses as a percentage of revenues increased to 13.9% in fiscal 2002 from 12.3% in fiscal 2001. Depreciation and amortization expenses decreased $100,000, or 3.6%, to $2.0 million in fiscal 2002 from $2.1 million in fiscal 2001. The Company sold certain gaming equipment on December 29, 2000 and repurchased the gaming equipment in May 2002. Depreciation and amortization expense decreased during the period from January 2001 to May 2002.

Interest Expense. Interest expense increased $400,000, or 8.9%, to $4.8 million in fiscal 2002 from $4.4 million in fiscal 2001 due to the interest expense component of the $33.5 million obligation under lease incurred on December 29, 2000 in connection with the Pioneer sale/leaseback transactions.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2003 for the fiscal years ending September 30, 2004, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter:

	Payments Due By Periods
	2004	2005	2006	2007	2008	2009	2010 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,411	$1,658	$1,915	$2,195	$2,490	$2,828	$40,302	$52,799
Sovereign	5,004	28,400	0	0	0	0	31,199	64,603
Obligations under lease:
Pioneer Hotel Inc. (1)	3,901	4,155	4,280	4,408	4,907	5,263	82,320	109,234
Long-term debt:
Building	61	70	80	13	0	0	0	224
Equipment	547	589	317	0	0	0	0	1,453
Other	2,902	4	0	0	0	0	0	2,906
Operating leases:
Ground lease	809	807	807	807	807	807	55,916	60,760
Corporate offices	126	108	54	0	0	0	0	288

	$14,761	$35,791	$7,453	$7,423	$8,204	$8,898	$209,737	$292,267

(1)	On November 23, 2003, the Company notified GE Capital that the Company will exercise its early purchase option on December 29, 2003. As a result, the payments shown herein are anticipated to be replaced by certain secured debt payments. The Company completed the purchase on December 29, 2003.

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

Cash Flows from Operating Activities. The Company’s cash provided by operations was $2.4 million for the year ended September 30, 2003 as compared to $1.6 million at September 30, 2002. The increase was primarily due to an increase in accrued and other liabilities partially offset by an adjustment to net loss for the non-cash deferred income tax benefit.

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

Cash Flows from Financing Activities. Cash used in financing activities was $8.1 million in the year ended September 30, 2003 compared to $5.3 million in the prior year. In the years ended September 30, 2003 and 2002, the Company repaid $6.0 million and $5.2 million of debt, respectively. In the 2003 period, the Company also used $600,000 to acquire shares of its preferred stock, borrowed $2.9 million for operating cash, issued a note receivable for $4.9 million and received a capital contribution of $500,000.

The Company’s primary source of operating cash is from Pioneer’s operations and from interest income on available cash and cash equivalents and investments in marketable securities. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. Sahara Las Vegas Corp. (“SLVC”), an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a water theme park operator. SLVC generates minimal cash from the lease agreement after payment of property costs.

The Company’s primary use of funds is for operations of Archon, which includes costs of executive and administrative personnel, administrative functions, costs to explore development opportunities and required capital contributions to Pioneer and deposits of cash in the Pioneer restricted cash accounts pursuant to the terms of the agreements related to the Pioneer transactions (see “Pioneer”). Additionally, the Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities.

As a result of the SFHI Asset Sale, the Company incurred an estimated $161.0 million tax gain for federal income tax purposes for fiscal 2001. As of September 30, 2000, the Company had an estimated net operating loss carryforward for regular tax purposes of approximately $49.1 million, all of which could be utilized in fiscal 2001. In March 2001, SFHI acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) and to defer approximately $90.0 million of the gain for federal corporate income tax purposes resulting from the SFHI Asset Sale. The Company made an alternative minimum tax payment of $500,000 in fiscal 2001, which was refunded in fiscal year 2002.

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

Specifically, if the fixed charges ratio was less than 1.00 to 1.00 for any four-quarter period ending on or before December 31, 2003, the Company had been obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charges ratio was less than 1.00 to 1.00 for three consecutive quarters during that period, to deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease, with payments ranging from $500,000 for the quarter ended June 30, 2003 to $2,000,000 for the quarter ending December 31, 2003. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities.

Pursuant to the agreements relating to the Pioneer Transactions, the Company has foregone the management fee otherwise payable to it since April 2001. PHI’s fixed charges ratio was 0.61 to 1.00 for the four quarters ended September 30, 2003. As a result, the Company was required to make a deposit to the restricted cash account in the amount of $983,000. A deposit in the amount of $489,000 was required for the quarter ended June 30, 2003, in which quarter the fixed charges ratio was 0.60 to 1.00. As a result of the EPO, the Company did not make the deposits as all funds were paid to the lessor to satisfy the EPO. PHI’s fixed charges ratio for the four quarters ended June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 were 0.92 to 1.00, 0.87 to 1.00, 0.81 to 1.00 and 0.55 to 1.00, respectively. As a result, Archon made capital contributions to PHI in the amounts of approximately $375,000, $275,000, $314,000 and $1,372,000 with respect to the four-quarter periods ended June 30, September 30, December 31, 2002 and March 31, 2003, respectively. Additionally, it deposited $484,000 and $487,000 in the restricted cash account for the four quarters ended December 31, 2002 and March 31, 2003, respectively.

Furthermore, the Company would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI’s fixed charges ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the fixed charges ratio was 0.93 to 1.00, and 0.92 to 1.00, respectively. However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations. The elimination of the rent payments reduced fixed charges in periods subsequent to the repurchase date. Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI’s fixed charges ratio for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively. The Company advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charges ratios giving effect to the May 2002 purchase of leased gaming equipment. Prior to the exercise of the EPO, the Purchaser had not advised the Company whether or not it agreed that the Company had the right to calculate the ratios on a pro forma basis. If the Purchaser disagreed, the Company may have been required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and may have been required to deposit additional cash to the restricted cash account.

The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI during the period from December 29, 2003 and December 31, 2007, at purchase price amounts ranging between $35.5 million and $38.7 million, which, as of the date of the agreements, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities. The Company is in the process of valuing the assets that were transferred to the Pioneer to determine to what extent the Company’s remaining receivable from Duke’s LLC has been satisfied. Management believes that the value of the assets will substantially satisfy the receivable. The Company does not have any further obligation to the senior lender. See also Item 1., “Business – Recent Developments.”

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

The Company and the senior lender had agreed in principle that the senior lender would sell the Duke’s Real Property to the Company for $3.7 million payable no later than June 1, 2007, subject to an increase to $3.8 million if not paid in full by June 1, 2005. The purchase price would have been evidenced by a promissory note which would have bore interest during the first 36 months of the loan at the rate of 1.75% plus the senior lender’s actual cost of funds (currently the prime rate less 25 basis points) increasing to a rate of 2.5% plus the senior lender’s cost of funds for months 37 through 48. Interest was to accrue monthly, commencing as of June 1, 2003, and be payable on a monthly basis. All principal and accrued but unpaid interest was to be payable on or before June 1, 2007. The promissory note was to be secured by a deed of trust on the Duke’s Real Property. Consummation of the purchase was subject to the execution of a mutually acceptable purchase and sale agreement, promissory note, security agreement and related closing documents. Additionally, the purchase was subject to approval of the Board of Directors of the Company. Until such time as a final agreement was reached with the senior lender with respect to the purchase of the Duke’s Real Property and the Company acquired the Duke’s Real Property, the Company had expected to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease described below. If the Company and the senior lender were unable to reach agreement and the Company did not acquire the Duke’s Real Property, the Duke’s-Sparks Lease would be voided. As a result of the foreclosure of the Duke’s Real Property and continuing default under the Duke’s Senior Loan, and the Company’s loans to Duke’s, the Company established a reserve in the amount of $1.0 million with respect to its loans to Duke’s. In addition, the Company wrote-off its $100,000 initial investment in Duke’s.

On October 4, 2002, a subsidiary of the Company entered into a lease (the “Duke’s-Sparks Lease”) with Duke’s, with respect to the Duke’s Casino. The Duke’s-Sparks Lease provided that it would commence on the first day of the month (the “Commencement Date”) following the month in which the Company’s subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke’s, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke’s at the facility had been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke’s receives the necessary regulatory approvals to operate the casino. The Duke’s-Sparks Lease provides for monthly base rent in the amount of $81,216. The required gaming regulatory approvals were obtained by the Company’s subsidiary on January 24, 2003, and the Company began operating Duke’s on February 7, 2003. However, the remodeling of the facility was not substantially complete, so the Company had not paid any rent to Duke’s. Until such time as a final agreement was reached with the senior lender with respect to the Company’s purchase of the Duke’s Real Property and the Company acquired the Duke’s Real Property, the senior lender had agreed that the Company would continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease. Because the Company and the senior lender did not reach an agreement and the Company did not acquire the Duke’s Real Property, the Duke’s-Sparks Lease was terminated on September 2, 2003. However, the Company continued to operate Duke’s Casino on a month to month basis, with no rent payable.. The Company owns and had installed approximately 190 slot and video poker machines in Duke’s Casino valued at approximately $1.7 million. On December 31, 2003, the Company ceased operations at Duke’s. All of the furniture, fixtures, gaming and non-gaming equipment and inventories have been transferred to the Pioneer.

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

Private Securities Litigation Reform Act

Certain statements in this Annual Report on Form 10-K/A which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

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

INDEX

TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

For the Years Ended September 30, 2003, 2002 and 2001

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

NOTE REGARDING STATUS OF DELIVERY OF AUDITORS’ REPORT

Archon has been advised by its independent auditors Deloitte & Touche, LLP (“Deloitte”) that Deloitte has not delivered an audit report in connection with the Company’s financial statements for the fiscal year ended September 30, 2003 (the “Audit Opinion”) or the consent of Deloitte that would be filed as Exhibit 23.01 to the Form 10-K (the “Consent”). At the time the Company filed its Form 10-K for the year ended September 30, 2003, which was filed on December 29, 2003 (the “Form 10-K”), it was believed that the audit was complete, but now the Company understands and acknowledges that Deloitte did not deliver either the Audit Opinion or the Consent.

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) is currently investigating the circumstances surrounding this matter. Pending the outcome of such investigation, the Audit Committee will determine what actions are appropriate in light of the facts and circumstances in response to this situation and to discuss the results of its investigation with Deloitte.

The Company believes that this Form 10-K/A, including the unaudited financial statements included herein, are true, correct and complete and do not misstate any material financial information or omit to state any financial information that would be material to a reader of the unaudited financial statements. A change is being made in the Company’s Unaudited Consolidated Financial Statements (“Financial Statements”) in this Form 10-K/A that differs from the Unaudited Consolidated Financial Statements that appeared in the original Form 10-K as follows: A classification in the Company’s Unaudited Consolidated Statements of Cash Flows was categorized incorrectly. In the year ended September 30, 2003, Four Million Eight Hundred Eighty-four Thousand Three Hundred One Dollars ($4,884,301) of an item shown as “Other assets” was included under the subcategory “Cash flows from operating activities.” Such amount should instead have been under the subcategory “Cash flows from investing activities” as “Note receivable.” This Form 10-K/A makes that correction.

The Company is confirming through this Form 10-K/A that:

•	Through this filing on Form 10-K/A, the Company hereby removes the Audit Opinion and Consent that were incorrectly included in the Company’s Form 10-K filed on December 29, 2003.

•	The Company hereby advises all recipients of the Form 10-K, as well as any other third party that may be relying on or who is likely to be relying on the Form 10-K that: (1) the use of Deloitte’s name and the inclusion of the Audit Opinion and the Consent was unauthorized relating to the fiscal year ended September 30, 2003; (2) Deloitte has not issued any Audit Opinion for the fiscal year ended September 30, 2003 or provided its Consent; and (3) Deloitte is not to be associated in any manner with the financial statements for the fiscal year ended September 30, 2003 in either the Form 10-K or the Form 10-K/A filing.

See Note Regarding Status Of Delivery Of Auditors’ Report

Archon Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets

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

See the accompanying Notes to Unaudited Consolidated Financial Statements.

See Note Regarding Status Of Delivery Of Auditors’ Report

Archon Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets

as of September 30, 2003 and 2002

	2003	2002
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,668,187	$1,926,804
Interest payable	2,249,954	2,285,248
Accrued and other liabilities	3,071,867	2,360,996
Current portion of long-term debt	3,510,004	93,100
Current portion of non-recourse debt	6,414,729	5,733,795

Total current liabilities	17,914,741	12,399,943
Long-term debt - less current portion	1,073,305	261,966
Non-recourse debt - less current portion	110,987,179	117,401,909
Obligation under lease	36,637,505	35,365,308
Deferred income taxes	30,143,408	34,091,076
Other liabilities	16,586,096	11,269,374
Commitments
Stockholders’ equity:
Common stock, $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,221,431 shares at September 30, 2003 and 6,221,431 at September 30, 2002	62,214	62,214
Preferred stock, exchangeable, redeemable 15.5% cumulative, stated at $2.14 liquidation value plus accrued interest, authorized-10,000,000 shares; issued and outstanding – 4,638,421 shares at September 30, 2003 and 5,077,720 at September 30, 2002	18,090,538	18,146,756
Additional paid-in capital	58,883,538	57,437,482
Accumulated deficit	(53,071,658)	(44,094,268)
Accumulated other comprehensive income (loss)	844,841	(94,678)

Subtotal	24,809,473	31,457,506
Less stock subscriptions receivable	(73,743)	(73,743)
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	24,647,956	31,295,989

Total liabilities and stockholders’ equity	$237,990,190	$242,085,565

See the accompanying Notes to Unaudited Consolidated Financial Statements.

See Note Regarding Status Of Delivery Of Auditors’ Report

Archon Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations

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

See the accompanying Notes to Unaudited Consolidated Financial Statements.

See Note Regarding Status Of Delivery Of Auditors’ Report

Archon Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders’ Equity

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

See the accompanying Notes to Unaudited Consolidated Financial Statements.

See Note Regarding Status Of Delivery Of Auditors’ Report

Archon Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(7,450,779)	$(7,707,056)	$89,181,659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,459,589	6,035,038	4,132,320
Gain on sale of assets	0	0	(137,238,005)
Negative amortization of debt	1,272,197	1,117,411	747,897
Change in assets and liabilities:
Accounts receivable, net	47,801	(165,917)	(2,116,020)
Inventories	(2,362)	(12,542)	495,175
Prepaid expenses and other	219,661	(5,629)	3,030,599
Deferred income taxes	(3,947,668)	(633,000)	45,706,083
Other assets	(941,946)	(1,846,292)	(1,126,285)
Accounts payable	741,383	922,826	(1,437,275)
Interest payable	(35,294)	(91,770)	(1,745,170)
Accrued and other liabilities	6,027,592	3,987,202	162,999

Net cash provided by (used in) operating activities	2,390,174	1,600,271	(206,023)

Cash flows from investing activities:
Proceeds from sale of assets	0	0	207,500,000
Decrease (increase) in restricted cash	(483,814)	2,485,305	(15,506,855)
Cost and expenses related to sale of assets	0	0	(3,691,166)
Capital expenditures	(2,022,838)	(4,352,497)	(68,936,475)
Marketable securities purchased	(1,067,096)	(7,314,325)	(9,673,334)
Marketable securities sold	6,531,199	5,262,028	0

Net cash provided by (used in) investing activities	2,957,451	(3,919,489)	109,692,170

Cash flows from financing activities:
Long-term debt	2,867,171	0	0
Non-recourse debt	0	0	55,434,006
Obligation under lease	0	0	32,500,000
Paid on long-term debt	(5,956,780)	(5,203,337)	(177,618,484)
Note receivable	(4,884,301)	0	0
Paid on note payable – officer	0	0	(1,500,000)
Debt issue costs	0	0	(3,194,349)
Capital stock acquired	(629,137)	(75,121)	(5,889,216)
Capital contributions	492,364	0	0
Stock options exercised	0	0	8,000

Net cash used in financing activities	(8,110,683)	(5,278,458)	(100,260,043)

Increase (decrease) in cash and cash equivalents	(2,763,058)	(7,597,676)	9,226,104
Cash and cash equivalents, beginning of year	8,615,412	16,213,088	6,986,984

Cash and cash equivalents, end of year	$5,852,354	$8,615,412	$16,213,088

See the accompanying Notes to Unaudited Consolidated Financial Statements.

See Note Regarding Status Of Delivery Of Auditors’ Report

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986, as amended (the “Code”), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company will operate the Pioneer (collectively, the “Pioneer Transactions”). Additionally, the Company has the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Archon and its wholly-owned subsidiaries. Amounts representing the Company’s investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Investments which mature within 90 days from the date of purchase are treated as cash equivalents. These investments are stated at cost which approximates their market value.

See Note Regarding Status Of Delivery Of Auditors’ Report

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

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

Revenue Recognition

Casino revenue is recorded as gaming wins less losses. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers. Such amounts are then deducted as promotional allowances. The estimated cost of providing these promotional services has been reported in the accompanying Unaudited Consolidated Statements of Operations as an expense of each department granting complimentary services. The table below summarizes the departments’ costs of such services (dollars in thousands):

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

See Note Regarding Status Of Delivery Of Auditors’ Report

Indirect Expenses

Certain indirect expenses of operating departments such as utilities and property expense and depreciation and amortization are shown separately in the accompanying Unaudited Consolidated Statements of Operations.

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

	Twelve Months Ended September 30,
	2003	2002	2001
Net income (loss)	$(8,977)	$(9,262)	$87,231
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(13)	(57)

Pro forma net income/(loss)	$(8,978)	$(9,275)	$87,174

Income/(loss) per share:
Basic-as reported	$(1.44)	$(1.50)	$14.11

Basic-pro forma	$(1.44)	$(1.50)	$14.10

Diluted-as reported	$(1.44)	$(1.50)	$12.81

Diluted-pro forma	$(1.44)	$(1.50)	$12.80

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

4. Restricted Cash

At September 30, 2003 and 2002, approximately $13.9 million and $13.0 million, respectively, were held by SFHI and is restricted in use and has been pledged to secure SFHI’s guaranty of PHI’s lease and license obligations. The permitted investments for the restricted cash are investment grade commercial paper, money market accounts, government backed securities and preferred stock of the Purchaser. Additionally, $1.9 million of the $13.9 million may be used for capital expenditures at the Pioneer and acquisition of real property and equipment under lease at the Pioneer. See Note 12

5. Accounts Receivable, Net

Accounts receivable at September 30, 2003 and 2002 consisted of the following:

	2003	2002
Casino and hotel	$485,202	$552,965
Investment properties	3,021,562	3,021,562
Other	258,016	258,016

	3,764,780	3,832,543
Less allowance for doubtful accounts	(586,637)	(606,599)

Total	$3,178,143	$3,225,944

Changes in the allowance for doubtful accounts for the years ended September 30, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Balance, beginning of year	$606,599	$1,495,859	$2,081,913
Provision	40,999	35,714	156,302
Accounts written-off	(60,961)	(924,974)	(742,356)

Balance, end of year	$586,637	$606,599	$1,495,859

See Note Regarding Status Of Delivery Of Auditors’ Report

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

In 1994, SFHI acquired for $1.6 million the approximately 20-acre parcel of undeveloped real property at the corner of Rainbow and Lone Mountain Road in Las Vegas, Nevada. In connection with the SFHI Asset Sale, the Company and SFHI granted an option to the buyer through October 2003 to purchase the property for $5.0 million. The buyer has declined to exercise the option to purchase the property. See Note 27

7. Property and Equipment, Net

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

Included in Property and equipment, net in the accompanying Unaudited Consolidated Balance Sheets at September 30, 2003 and 2002 are certain assets held under lease at the Pioneer with a net carrying value of approximately $27.2 million and $28.7 million, respectively. See Note 12

8. Rental Property Held for Investment, Net

The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The expense incurred to acquire the property is recorded in Other assets in the accompanying Unaudited Consolidated Balance Sheets and is being amortized over the remaining term of the lease. Deferred rent at September 30, 2003 and 2002 in the amount of $16.6 million and $11.3 million, respectively, is included in Other liabilities on the accompanying Unaudited Consolidated Balance Sheets. See Note 11

The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the property are recorded in Other assets in the accompanying Unaudited Consolidated Balance Sheets and are being amortized over the remaining term of the lease. Deferred rent at September 30, 2003 and 2002 in the amount of $1.8 million and $1.2 million, respectively, is included in Other assets on the accompanying Unaudited Consolidated Balance Sheets. See Note 11

See Note Regarding Status Of Delivery Of Auditors’ Report

9. Other Assets

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

10. Long-Term Debt

The Company’s long-term debts are primarily comprised of the following obligations: borrowings of $2.9 million from a margin account at a brokerage firm with a variable rate of interest (4.6% at September 30, 2003); a loan with a balance of $1.5 million collateralized by slot equipment with an interest rate of 7.5%, monthly payments of $53,000 through April 2006; and a loan with a balance of $200,000 collateralized by real property with an interest rate of 13.5%, monthly payments of $8,000 through December 2006.

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

See Note Regarding Status Of Delivery Of Auditors’ Report

The scheduled maturities of non-recourse debt for the years ending September 30 are as follows:

2004	$6,414,729
2005	30,057,775
2006	1,915,478
2007	2,195,326
2008	2,490,198
Thereafter	74,328,402

Total	$117,401,908

12. Obligations Under Lease

On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property (excluding gaming equipment) and intangible assets used by the Pioneer for up to 20 years, during which period the Company will operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and repayment by the Purchaser of $32.5 million of debt owed by PHI to SFHI and the issuance of preferred stock of the Purchaser having a $1.0 million liquidation preference. See Notes 4 and 7

The Company recorded the Pioneer Transactions in accordance with Statement of Financial Accounting Standards No. 98, “Accounting for Leases.” As of September 30, 2003 and 2002, the Company has recorded $36.6 million and $35.4 million, respectively, as an Obligation under lease in the accompanying Unaudited Consolidated Balance Sheets.

The scheduled minimum lease payments of obligation under lease for the years ended September 30 are as follows:

2004	$3,901,602
2005	4,155,248
2006	4,279,906
2007	4,408,303
2008	4,906,905
Thereafter	87,582,476

109,234,440
Less amount representing interest	(72,596,935)

Present value of minimum lease payments	$36,637,505

Archon and SFHI guaranteed the payments under the lease and license agreements and agreed to certain covenants, including restrictions on the payment of management fees, competing in the Laughlin, Nevada area and payment of dividends with respect to the Archon preferred stock. In addition, Archon agreed to maintain consolidated liquidity (as defined in the agreements relating to the Pioneer Transactions) of not less than $25.0 million. At September 30, 2003, Archon’s consolidated liquidity was in excess of $25.0 million. Archon has agreed to forgo all or a portion of the management fees payable by PHI if PHI’s ratio of fixed charges to operating cash flow (“fixed charges ratio”) falls below 1.20 to 1.00. Further, Archon has agreed to contribute capital to PHI and in certain events to deposit cash in restricted cash accounts in the event PHI’s fixed charges ratio falls below 1.00 to 1.00 during any rolling four-quarter period, calculated on a quarterly basis. See Notes 4 and 7

Specifically, if the fixed charges ratio was less than 1.00 to 1.00 for any four-quarter period ending on or before December 31, 2003, the Company had been obligated to contribute capital to PHI in the amount of the deficiency and, if the fixed charges ratio was less than 1.00 to 1.00 for three consecutive quarters during that period, to deposit additional cash to restricted cash accounts based upon a specified percentage of the stipulated loss value set forth in the lease, with payments ranging from $500,000 for the quarter ended June 30, 2003 to $2,000,000 for the quarter ending December 31, 2003. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities.

Pursuant to the agreements relating to the Pioneer Transactions, the Company has foregone the management fee otherwise payable to it since April 2001. PHI’s fixed charges ratio was 0.61 to 1.00 for the four quarters ended September 30,

See Note Regarding Status Of Delivery Of Auditors’ Report

2003. As a result, the Company was required to make a deposit to the restricted cash account in the amount of $983,000. A deposit in the amount of $489,000 was required for the quarter ended June 30, 2003, in which quarter the fixed charges ratio was 0.60 to 1.00. As a result of the EPO, the Company did not make the deposits as all funds were paid to the lessor to satisfy the EPO. PHI’s fixed charges ratio for the four quarters ended June 30, 2002, September 30, 2002, December 31, 2002 and March 31, 2003 were 0.92 to 1.00, 0.87 to 1.00, 0.81 to 1.00 and 0.55 to 1.00, respectively. As a result, the Company made capital contributions to PHI in the amounts of approximately $375,000, $275,000, $314,000 and $1,372,000 with respect to the four-quarter periods ended June 30, September 30, December 31, 2002 and March 31, 2003, respectively. Additionally, it deposited $484,000 and $487,000 in the restricted cash account for the four quarters ended December 31, 2002 and March 31, 2003, respectively.

Furthermore, the Company would have been required to make capital contributions aggregating approximately $400,000 as a result of PHI’s fixed charges ratios for the four quarters ended December 31, 2001 and March 31, 2002, in which the fixed charges ratio was 0.93 to 1.00, and 0.92 to 1.00, respectively. However, in May 2002, the Company completed the purchase, for approximately $2.1 million, of leased gaming equipment with $1.9 million of cash from the restricted cash account and cash from operations. The elimination of the rent payments reduced fixed charges in periods subsequent to the repurchase date. Giving effect to the gaming equipment purchase as if it had occurred at the beginning of the relevant four-quarter period, on a pro forma basis PHI’s fixed charges ratio for the four quarters ended December 31, 2001 and March 31, 2002 would have been 1.04 to 1.00 and 1.05 to 1.00, respectively. The Company advised the Purchaser that it was not making any capital contributions to PHI for the four-quarter periods ended December 31, 2001 and March 31, 2002 based on the pro forma fixed charges ratios giving effect to the May 2002 purchase of leased gaming equipment. Prior to the exercise of the EPO, the Purchaser had not advised the Company whether or not it agreed that the Company had the right to calculate the ratios on a pro forma basis. If the Purchaser disagreed, the Company may have been required to make capital contributions with respect to the four-quarter periods ended December 31, 2001 and March 31, 2002 and may have been required to deposit additional cash to the restricted cash account.

The agreements related to the Pioneer Transactions provide an option for the Company to purchase the assets under the lease and license agreements to PHI during the period from December 29, 2003 and December 31, 2007, at purchase price amounts ranging between $35.5 million and $38.7 million, which, as of the date of the agreements, approximated estimated fair market value at the relevant purchase dates, and at the end of the lease term for fair market value. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities.

13. Leases

All non-cancelable leases have been classified as operating leases. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property. Amortization of assets leased under capital leases in prior years is included in depreciation and amortization expense in the Unaudited Consolidated Statements of Operations.

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

15. Litigation Settlement, Net

On March 20, 2001 the Company agreed to settle the lawsuit titled Sahara Gaming Corporation, et al. v. Francis L. Miller, et al., CV-S-94-01109-LRL, filed by the Company alleging, among other things, violations of the Securities Exchange Act of 1934. The terms of the settlement required that (i) the defendants’ insurers pay the Company approximately $4.9 million and the Company dismiss with prejudice all its claims against all defendants, (ii) the Company pay Francis Miller approximately $900,000 and Francis Miller dismiss with prejudice all his counterclaims and third-party claims against the Company, and (iii) plaintiffs and defendants cause the lawsuit and counterclaims to be dismissed with prejudice. The Company has reflected the net proceeds received in the settlement, net of legal expenses incurred, as gain from litigation settlement in the accompanying Unaudited Consolidated Statements of Operations.

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

The Company allocated the $5.75 million payment for financial reporting purposes to the preferred and common shares, based upon quoted market prices for the preferred and common shares, with the remaining amount being recorded as Litigation settlement, net in the accompanying Unaudited Consolidated Statements of Operations.

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

SFAS 123 requires the Company to disclose pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method. The weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted should also be disclosed. No such stock options were granted in 2001, and therefore, no information has been included for that year.

The model assumes no expected future dividend payments on Archon Corporation’s Common Stock for the options granted in 2002 (dollars in thousands, except per share data).

	2003	2002	2001
Weighted average assumptions:
Expected stock price volatility	N/A	100.0%	N/A
Risk-free interest rate	N/A	4.35%	N/A
Expected option lives (in years)	N/A	5.00	N/A
Estimated fair value of options	N/A	2.64	N/A

See Note Regarding Status Of Delivery Of Auditors’ Report

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

See Note Regarding Status Of Delivery Of Auditors’ Report

19. Benefit Plans

The Company has a savings plan (the “Plan”) qualified under Section 401(k) of the Code. The Plan covers substantially all of the Company’s employees. The Company’s matching contributions paid in 2003, 2002 and 2001 were $54,000, $59,000 and $67,000, respectively.

20. Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless the Company terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2003, the Company had expended $245,000 for commercial development of the technology.

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

The Company and the senior lender had agreed in principle that the senior lender would sell the Duke’s Real Property to the Company for $3.7 million payable no later than June 1, 2007, subject to an increase to $3.8 million if not paid in full by June 1, 2005. The purchase price would have been evidenced by a promissory note which would have bore interest during the first 36 months of the loan at the rate of 1.75% plus the senior lender’s actual cost of funds (currently the prime rate less 25 basis points) increasing to a rate of 2.5% plus the senior lender’s cost of funds for months 37 through 48. Interest was to accrue monthly, commencing as of June 1, 2003, and be payable on a monthly basis. All principal and accrued but unpaid interest was to be payable on or before June 1, 2007. The promissory note was to be secured by a deed of trust on the Duke’s Real Property. Consummation of the purchase was subject to the execution of a mutually acceptable purchase and sale agreement, promissory note, security agreement and related closing documents. Additionally, the purchase was subject to approval of the Board of Directors of the Company. Until such time as a final agreement was reached with the senior lender with respect to the purchase

See Note Regarding Status Of Delivery Of Auditors’ Report

of the Duke’s Real Property and the Company acquired the Duke’s Real Property, the Company had expected to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease described below. If the Company and the senior lender were unable to reach agreement and the Company did not acquire the Duke’s Real Property, the Duke’s-Sparks Lease would be voided. As a result of the foreclosure of the Duke’s Real Property and continuing default under the Duke’s Senior Loan, and the Company’s loans to Duke’s, the Company established a reserve in the amount of $1.0 million with respect to its loans to Duke’s. In addition, the Company wrote-off its $100,000 initial investment in Duke’s.

On October 4, 2002, a subsidiary of the Company entered into a lease (the “Duke’s-Sparks Lease”) with Duke’s, with respect to the Duke’s Casino. The Duke’s-Sparks Lease provide that it would commence on the first day of the month (the “Commencement Date”) following the month in which the Company’s subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke’s, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke’s at the facility had been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke’s receives the necessary regulatory approvals to operate the casino. The Duke’s-Sparks Lease provides for monthly base rent in the amount of $81,216. The required gaming regulatory approvals were obtained by the Company’s subsidiary on January 24, 2003, and the Company began operating Duke’s on February 7, 2003. However, the remodeling of the facility was not substantially complete, so the Company had not paid any rent to Duke’s. Until such time as a final agreement is reached with the senior lender with respect to the Company’s purchase of the Duke’s Real Property and the Company acquired the Duke’s Real Property, the senior lender had agreed that the Company would continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease. Because the Company and the senior lender did not reached an agreement and the Company did not acquired the Duke’s Real Property, the Duke’s-Sparks Lease was terminated on September 2, 2003. However, the Company continued to operate Duke’s Casino on a month to month basis, with no rent payable. The Company owns and had installed approximately 190 slot and video poker machines in Duke’s Casino valued at approximately $1.7 million. On December 31, 2003, the Company ceased operations at Duke’s. All of the furniture, fixtures, gaming and non-gaming equipment and inventories have been transferred to the Pioneer.

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

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the

See Note Regarding Status Of Delivery Of Auditors’ Report

motion. On June 26, 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. On August 15, 2002, the Ninth Circuit granted review. The briefing is complete, an oral hearing took place on January 15, 2004 and the defendants are waiting for a court ruling.

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

See Note Regarding Status Of Delivery Of Auditors’ Report

27. Subsequent Events

Lone Mountain Property. The Company owns, through SFHI, an approximately 20-acre parcel of real property located next to the Santa Fe at the intersection of Rainbow and Lone Mountain. The Company and SFHI had granted to the buyer of the SFHI assets an option to purchase the property for $5.0 million through October 2003. The buyer declined to exercise the option to purchase the property. As a result, the Company entered into an agreement on October 24, 2003 to sell the property for $5.7 million contingent on City zoning approvals.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company’s Audit Committee is currently reviewing the Company’s internal disclosure controls and procedures in light of the facts set forth in Item 1. “Business—Recent Developments—Status of Delivery of Auditors’ Report and Consent.” Subject to the foregoing, based on their evaluation, as of a date within 90 days of the filing of this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Unaudited Consolidated Financial Statements under Item 8.

(b)	Reports on Form 8-K filed during the fourth fiscal quarter of 2003.

None

(c)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K/A:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (12)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999. (4)

10.5	First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land. (4)

10.6	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.7	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.8	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.9	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.10	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.11	Asset Purchase Agreement dated June 12, 2000 by and among Santa Fe Hotel Inc., Santa Fe Gaming Corporation and Station Casinos, Inc. (8)

10.12	Credit Agreement dated as of June 12, 2000 by and between Pioneer Hotel Inc. and Station Casinos, Inc. (8)

10.13	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.14	Guaranty by Santa Fe Gaming Corporation, guarantor; Pioneer Hotel Inc., tenant and guarantor and Santa Fe Hotel Inc., guarantor dated December 29, 2000. (9)

10.15	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.16	Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000. (9)

10.17	Lease Schedule No. 1 to Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000. (9)

10.18	Guaranty by and between PDS Gaming Corporation-Nevada and Santa Fe Gaming Corporation dated December 29, 2000. (9)

10.19	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

10.20	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.21	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.22	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.23	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.24	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.25	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.26	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.27	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.28	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.29	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.30	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.31	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.32	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (13)

10.33	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (13)

10.34	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (13)

10.35	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (14)

10.36	Security Agreement and Second Deed of Trust Dated October 8, 2002 (15)

10.37	Demand Note dated February 6, 2003 in favor of Archon Corporation. (16)

21	Subsidiaries of Archon Corporation *

31.1	Intentionally not Furnished

31.2	Intentionally not Furnished

32.0	Intentionally not Furnished

*	Filed concurrently herewith.

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

January 23, 2004	By:	/s/ Paul W. Lowden
Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul W. Lowden	Chairman of the Board and President (Principal Executive Officer)	January 23, 2004
Paul W. Lowden (Principal Executive Officer)

/s/ John Delaney	Director	January 23, 2004
John Delaney

/s/ Suzanne Lowden	Director	January 23, 2004
Suzanne Lowden

/s/ William J. Raggio	Director	January 23, 2004
William J. Raggio

/s/ Charles W. Sandefur	Director and Chief Financial Officer (Principal Accounting and Financial Officer)	January 23, 2004
Charles W. Sandefur (Principal Financial and Accounting Officer)

/s/ Howard E. Foster	Special Director	January 23, 2004
Howard E. Foster

/s/ Jay Parthemore	Special Director	January 23, 2004
Jay Parthemore