Form 10-K/A
period 2003-09-30
ARCHON CORP
filed 2004-01-28
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Explanatory Note: The purpose of filing this Annual Report on Form 10-K/A is to include the information provided in Part III of this annual report.

ARCHON CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL

YEAR ENDED SEPTEMBER 30, 2003

iv

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

The Company believes that this Form 10-K/A, including the unaudited financial statements included herein, are true, correct and complete and do not misstate any material financial information or omit to state any financial information that would be material to a reader of the unaudited financial statements. A change was made in the Company’s Unaudited Consolidated Financial Statements (“Financial Statements”) in the Form 10-K/A (Amendment No. 1) that differs from the Unaudited Consolidated Financial Statements that appeared in the original Form 10-K as follows: A classification in the Company’s Unaudited Consolidated Statements of Cash Flows was categorized incorrectly. In the year ended September 30, 2003, Four Million Eight Hundred Eighty-four Thousand Three Hundred One Dollars ($4,884,301) of an item shown as “Other assets” was included under the subcategory “Cash flows from operating activities.” Such amount should instead have been under the subcategory “Cash flows from investing activities” as “Note receivable.” This Form 10-K/A makes that correction.

The Company confirmed through the Form 10-K/A (Amendment No. 1), which was filed on January 23, 2004, that:

•	The Company hereby removed the Audit Opinion and Consent that were incorrectly included in the Company’s Form 10-K filed on December 29, 2003.

•	The Company advised all recipients of the Form 10-K, as well as any other third party that may be relying on or who is likely to be relying on the Form 10-K that: (1) the use of Deloitte’s name and the inclusion of the Audit Opinion and the Consent was unauthorized relating to the fiscal year ended September 30, 2003; (2) Deloitte has not issued any Audit Opinion for the fiscal year ended September 30, 2003 or provided its Consent; and (3) Deloitte is not to be associated in any manner with the financial statements for the fiscal year ended September 30, 2003 in either the Form 10-K or the Form 10-K/A filing.

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

The Company believes that this Form 10-K/A, including the unaudited financial statements included herein, are true, correct and complete and do not misstate any material financial information or omit to state any financial information that would be material to a reader of the unaudited financial statements. A change was made in the Company’s Unaudited Consolidated Financial Statements (“Financial Statements”) in the Form 10-K/A (Amendment No. 1) that differs from the Unaudited Consolidated Financial Statements that appeared in the original Form 10-K as follows: A classification in the Company’s Unaudited Consolidated Statements of Cash Flows was categorized incorrectly. In the year ended September 30, 2003, Four Million Eight Hundred Eighty-four Thousand Three Hundred One Dollars ($4,884,301) of an item shown as “Other assets” was included under the subcategory “Cash flows from operating activities.” Such amount should instead have been under the subcategory “Cash flows from investing activities” as “Note receivable.” This Form 10-K/A makes that correction.

The Company confirmed through the Form 10-K/A (Amendment No. 1), which was filed on January 23, 2004, that:

•	The Company hereby removes the Audit Opinion and Consent that were incorrectly included in the Company’s Form 10-K filed on December 29, 2003.

•	The Company advised all recipients of the Form 10-K, as well as any other third party that may be relying on or who is likely to be relying on the Form 10-K that: (1) the use of Deloitte’s name and the inclusion of the Audit Opinion and the Consent was unauthorized relating to the fiscal year ended September 30, 2003; (2) Deloitte has not issued any Audit Opinion for the fiscal year ended September 30, 2003 or provided its Consent; and (3) Deloitte is not to be associated in any manner with the financial statements for the fiscal year ended September 30, 2003 in either the Form 10-K or the Form 10-K/A filing.

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

See Note Regarding Status Of Delivery Of Auditor’s Report

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

See Note Regarding Status Of Delivery Of Auditor’s Report

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

See Note Regarding Status Of Delivery Of Auditor’s Report

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

See Note Regarding Status Of Delivery Of Auditor’s Report

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

See Note Regarding Status Of Delivery Of Auditor’s Report

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

See Note Regarding Status Of Delivery Of Auditor’s Report

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

See Note Regarding Status Of Delivery Of Auditors’ Report

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

See Note Regarding Status of Delivery of Auditors’ Report

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

See Note Regarding Status of Delivery of Auditors’ Report

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

See Note Regarding Status of Delivery of Auditors’ Report

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

28. Quarterly Results of Operations (Unaudited)

	2003	2002
	(dollars in thousands, except per share)
Revenues:
First Quarter	$11,300	$12,406
Second Quarter	13,075	14,027
Third Quarter	11,482	11,383
Fourth Quarter	10,304	10,949

	$46,161	$48,765

Operating income (loss):
First Quarter	$1,211	$1,586
Second Quarter	1,976	2,717
Third Quarter	(173)	1,072
Fourth Quarter	282	909

	$3,296	$6,284

Net loss:
First Quarter	$(1,482)	$(1,369)
Second Quarter	(1,295)	(827)
Third Quarter	(2,410)	(3,683)
Fourth Quarter	(2,264)	(1,828)

	$(7,451)	$(7,707)

Net loss per common share:
First Quarter	$(0.30)	$(0.28)
Second Quarter	(0.27)	(0.20)
Third Quarter	(0.45)	(0.66)
Fourth Quarter	(0.42)	(0.36)

	$(1.44)	$(1.50)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following is a list of the current executive officers and directors of the Company:

Name	Position with the Company
Paul W. Lowden	Chairman of the Board, President and Chief Executive Officer
Charles W. Sandefur	Director, Senior Vice President and Chief Financial Officer, Secretary, Treasurer
Suzanne Lowden	Director, Executive Vice President, Assistant Secretary
John W. Delaney (1)(2)	Director
William J. Raggio (1)(2)	Director
Howard E. Foster (1)	Preferred Stockholder Special Director
Jay Parthemore	Preferred Stockholder Special Director

(1)	Member of the Audit Committee of the Company.

(2)	Member of the Compensation Committee of the Company.

The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

Paul Lowden is 60 years old and has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company’s predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden. Mr. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2005.

Charles W. Sandefur

Charles W. Sandefur is 32 years old and joined the Company in May 2002 as Senior Vice President, Chief Financial Officer, Secretary, and Treasurer of the Company. Mr. Sandefur was appointed to the Board of Directors in December 2002. Prior to joining the Company, Mr. Sandefur was the chief financial officer of PostNet International Franchise Corporation, where he was employed from September 1999 through September 2001. Mr. Sandefur was the chief financial officer of Binion’s Horseshoe casino from September 1998 to September 1999 and, financial controller and director of finance with two other casinos in Las Vegas from 1995 through 1998. In addition, he worked for a Big Four accounting firm from 1993 to 1995 and obtained his CPA license in 1995. Mr. Sandefur’s term as a director of the Company expires at the annual meeting of stockholders in 2004.

Suzanne Lowden

Suzanne Lowden is 51 years old and has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman, reporter, writer and producer of television news. Mrs. Lowden is married to Paul W. Lowden. Mrs. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2006.

John W. Delaney

John W. Delaney is 55 years old and has served as a director of the Company since January 1997. Mr. Delaney is currently president and chief executive officer of Cityfed Mortgage Co., a mortgage banking firm, where he has been employed since 1978. Mr. Delaney’s term as a director of the Company expires at the annual meeting of stockholders in 2006.

William J. Raggio

William J. Raggio is 77 years old and served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the boards of directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the board of directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio is also a director of Sierra Health Services, Inc., a Nevada corporation. Mr. Raggio’s term as a director of the Company expires at the annual meeting of stockholders in 2005.

Howard E. Foster

Howard E. Foster is 59 years old and has served as a special director of the Company elected by holders of the Company’s Exchangeable, Redeemable Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as chief financial officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the boards of directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster’s term as a special director of the Company expires at the annual meeting of stockholders in 2006, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

Jay Parthemore

Jay Parthemore is 61 years old and has served as a special director of the Company’s Exchangeable, Redeemable Preferred Stock since February 2003, when he was elected by the Board of Directors to fill a vacancy. Mr. Parthemore is currently director of Channel Management for AT&T Corp., where he is responsible for AT&T Business Services Channel Management Revenue. Over a thirty-three year career, Mr. Parthemore has held worldwide marketing executive positions with AT&T and IBM. Mr. Parthemore’s term as a special director of the Company expires at the annual meeting of stockholders in 2004, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. People who are subject to the reporting obligations of Section 16(a) are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

Based solely on our review of the copies of the reports we received and written representations from the Company’s executive officers, directors and holders of 10% of the common stock, that no other reports were required for them, the Company believes that, during fiscal year 2003, the Company’s executive officers, directors and 10% common stockholders complied with all Section 16(a) filing requirements applicable to them.

Item 11.	Executive Compensation

Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2003, 2002 and 2001 of Paul W. Lowden, the Chief Executive Officer and Charles W. Sandefur, the Chief Financial Officer. There were no other executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2003 that earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2003.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(1)	All Other Compensation ($)
Paul W. Lowden	2003	$550,000	$200,000	(2)	$0	$4,511	(3)
President, Chairman	2002	$550,000	$243,750	(2)	$0	$31,772	(3)
of the Board and CEO	2001	$550,000	$243,750	(2)	$0	$42,627	(3)

Charles W. Sandefur (5)	2003	$100,000	$1,083		$0	$317	(4)
Senior Vice President,	2002	$48,077	$0		$0	$0
CFO, Secretary and	2001	$0	$0		$0	$0
Treasurer

(1)	The Company provides perquisites and other personal benefits, including automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company’s hotel-casino. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry, the Company believes the value of all such perquisites and other personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the persons named above.

(2)	See “Compensation Arrangements with Mr. Lowden.”

(3)	“All Other Compensation” for Paul W. Lowden in fiscal 2003 includes $1,511 of group term life insurance paid by the Company for the benefit of Mr. Lowden, and $3,000 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Paul W. Lowden in fiscal 2002 includes $29,022 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,750 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Paul W. Lowden in fiscal 2001 includes $40,002 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,625 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden.

(4)	“All Other Compensation” for Charles W. Sandefur in fiscal 2003 includes $48 of group term life insurance paid by the Company for the benefit of Mr. Sandefur, and $269 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Sandefur.

(5)	Mr. Sandefur began his employment in May 2002, and therefore, the amounts reflected above for 2002 represent only the period from the commencement of his employment through the end of that year.

Compensation Arrangements with Mr. Lowden

The Compensation Committee approved Mr. Lowden’s compensation package for fiscal year 2003, which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden’s efforts, the Compensation Committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2003.

Compensation of Directors

Directors who are not employees of the Company or its affiliates receive $24,000 annually and $1,000 per board meeting attended, $800 per committee meeting attended as a member and $900 per committee meeting attended as Chairman.

Prior to March 31, 2002, upon first being elected to the board of directors, each non-employee director received options to purchase 12,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Such options fully vested at the date of grant. The non-employee director stock option plan pursuant to which such options were granted was terminated in March 2002.

The Company requires all members of the board of directors to comply with all Company policies prior to attending a newly elected director’s first meeting of the board of directors. These requirements include filing a gaming application with the Nevada Gaming Authorities and executing a confidentiality agreement, as well as compliance and disclosure statements. Until such time as an elected individual has complied with these requirements, he or she is not entitled to the benefits of the directorship position, including any director fees or stock option awards that would otherwise be paid or granted.

Compensation Plans

Stock Option Plan

The Company had a Key Employee Stock Option Plan (the “Stock Option Plan”) which provided for the grant of options up to an aggregate of 1,239,070 shares of its common stock to key employees as determined by the Compensation Committee. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. This Stock Option Plan was terminated as of September 30, 2003. As of September 30, 2003, there were 508,860 options outstanding under the Stock Option Plan. No stock options were awarded to, and no stock options were exercised by, the executive officers set forth in Item 11 of this Annual Report in the fiscal year ended September 30, 2003.

1998 Subsidiary Stock Option Plans

The Company and certain of its subsidiaries, SFHI, Inc., Sahara Las Vegas Corp., and Pioneer Hotel Inc. (each a “Subsidiary” and collectively, the “Subsidiaries”), have adopted various subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company’s long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2003, no options had been granted under any Subsidiary Plans.

Savings Plan

The Company has adopted a savings plan qualified under Section 401(k) of the Code (the “Savings Plan”). The Savings Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2003 was $54,000 of which $3,000, $269 and $525 were contributed by the Company to the account of Mr. Lowden, Mr. Sandefur and all other executive officers as a group, respectively, as matches for employee contributions made.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee, John W. Delaney and William J. Raggio, are non-employee directors. Mr. Delaney has never been an officer of the Company or of any of its subsidiaries. Mr. Delaney is the president of J & J Mortgage, a mortgage banking company of which Paul W. Lowden is a director and sole stockholder. During fiscal 2003, the Company purchased from J & J Mortgage an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. See Item 13, “Certain Relationships and Related Transactions.” William J. Raggio, who from 1982 to 1999 served as Vice President, Secretary and General Counsel of the Company and its predecessors, is a shareholder and a member of the law firm of Jones Vargas. During fiscal year 2003, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following sets forth information regarding beneficial ownership of the common stock and the exchangeable redeemable preferred stock of the Company, as of January 14, 2004, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock or preferred stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent	Shares of Preferred Stock		Percent
Paul W. Lowden (1)	4,980,144	(2)	75.7%	810,000	(3)	17.6%
Suzanne Lowden	4,792	(4)	*	2,524	(5)	*
Charles W. Sandefur	2,000	(6)	*	0		0
John W. Delaney	13,750	(7)	*	0		0
William J. Raggio	17,972	(7)	*	5,472		*
Howard Foster	12,500	(7)	*	128,126		2.8%
Jay Parthemore	150,007		2.4%	200		*
All Directors and Officers as a group (7 persons)	5,181,165		78.9%	946,322		20.6%

* Less than 1.0%

(1)	The address for Paul W. Lowden is c/o Archon Corporation, 3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(2)	Includes 1,528,970 shares held by LICO, which is wholly owned by Mr. Lowden.

(3)	Includes 804,941 shares held by LICO, which is wholly owned by Mr. Lowden.

(4)	Includes 4,521 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.

(5)	Includes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.

(6)	Represents outstanding stock options with respect to 2,000 shares held by Mr. Sandefur.

(7)	Includes 12,500 shares that may be acquired upon the exercise of outstanding stock options.

Item 13.	Certain Relationships and Related Transactions

We believe that all transactions mentioned below are on terms at least as favorable to the Company as would have been obtained from an unrelated third party.

Paul W. Lowden and Suzanne Lowden are married to one another.

In December 2000, in connection with the Pioneer Transactions, PHI formed Pioneer LLC, a limited liability company (“PLLC”), to which PHI transferred 100% of its real and personal property (excluding gaming equipment) and intangible assets, valued at approximately $1.0 million, net of $32.5 million of debt secured by the assets of Pioneer, for a 100% interest in PLLC. Subsequently, PLLC admitted LICO as a 10% minority interest member, in exchange for a capital contribution of $100,000 (the “Minority Member”). PLLC subsequently transferred the assets contributed by PHI to the Purchaser in exchange for preferred stock of the Purchaser with a liquidation preference of $1.0 million and the assumption and immediate repayment by the Purchaser of $32.5 million of indebtedness owed to SFHI. The investment by the Minority Member is reflected as Other liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2001. In October 2001, PLLC acquired LICO’s minority interest for $100,000 plus 10% of PLLC’s net income through September 30, 2001.

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

During fiscal 2003, the Company purchased an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. The loans were purchased by the Company for the principal amount, plus accrued interest, if any. J & J Mortgage is owned by LICO, which in turn is owned by Paul W. Lowden. John W. Delaney is the president of J & J Mortgage.

William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal year 2003, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

See “Executive Compensation – Compensation Arrangements with Mr. Lowden” for information regarding certain bonus arrangements for Mr. Lowden and obligations of LICO, a company wholly-owned by Mr. Lowden, owed to the Company.

Item 14.	Controls and Procedures

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

Item 15.	Principal Accountant Fees and Services

The following fees were billed by Deloitte & Touche LLP for services provided to the Company for the fiscal years ended September 30, 2003 and 2002:

	2003	2002
Audit Fees:	$115,000	$100,000

Financial Information Systems Design and Implementation Fees (pursuant to Regulation S-X Rule 2-01(c)(4)(ii))	$0	$0

All Other Fees:	$33,684	$109,445

Audit fees are the aggregate fees billed for professional services rendered in connection with the engagement to audit the Company’s annual financial statements for the fiscal year ended September 30, 2003 and the reviews of the financial statements included in the Company’s Forms 10-Q for that fiscal year.

Financial information systems design and implementation fees are the aggregate fees billed for services such as the operation or supervision of the Company’s information system or for the design or implementation of a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the Company’s financial statements rendered by the principal accountant for the most recent fiscal year.

All other fees are the aggregate fees billed for services rendered by the principal accountant, other than audit and financial information systems design and implementation services. All other fees in fiscal 2003 consisted of audit related fees of approximately $12,000 for audit work on the Company’s retirement plan, and fees of approximately $21,684 for other miscellaneous work incurred by the Company.

Audit fees are the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended September 30, 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for that fiscal year.

Financial information systems design and implementation fees are the aggregate fees billed for services such as the operation or supervision of the Company’s information system or for the design or implementation of a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the Company’s financial statements rendered by the principal accountant for the fiscal year ended 2002.

All other fees are the aggregate fees billed for services rendered by the principal accountant, other than audit and financial information systems design and implementation services. All other fees in fiscal 2002 consisted of audit related fees of approximately $10,000 for audit work on the Company’s retirement plan, fees of approximately $60,000 for work related to preparing the Company’s federal tax return and tax consultations and fees of approximately $39,000 for internal audit regulatory compliance procedures. The audit committee has considered whether the provision by Deloitte & Touche LLP of non-audit services is compatible with maintaining the auditor’s independence.

PART IV

Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Unaudited Consolidated Financial Statements under Item 8.

(b)	Reports on Form 8-K filed during the fourth fiscal quarter of 2003.

None

(c)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K/A:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (12)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999. (4)

10.5	First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land. (4)

10.6	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.7	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.8	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.9	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.10	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.11	Asset Purchase Agreement dated June 12, 2000 by and among Santa Fe Hotel Inc., Santa Fe Gaming Corporation and Station Casinos, Inc. (8)

10.12	Credit Agreement dated as of June 12, 2000 by and between Pioneer Hotel Inc. and Station Casinos, Inc. (8)

10.13	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.14	Guaranty by Santa Fe Gaming Corporation, guarantor; Pioneer Hotel Inc., tenant and guarantor and Santa Fe Hotel Inc., guarantor dated December 29, 2000. (9)

10.15	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.16	Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000. (9)

10.17	Lease Schedule No. 1 to Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000. (9)

10.18	Guaranty by and between PDS Gaming Corporation-Nevada and Santa Fe Gaming Corporation dated December 29, 2000. (9)

10.19	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

10.20	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.21	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.22	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.23	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.24	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.25	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.26	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.27	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.28	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.29	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.30	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.31	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.32	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (13)

10.33	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (13)

10.34	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (13)

10.35	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (14)

10.36	Security Agreement and Second Deed of Trust Dated October 8, 2002 (15)

10.37	Demand Note dated February 6, 2003 in favor of Archon Corporation. (16)

21	Subsidiaries of Archon Corporation (17)

31.1	Intentionally not Furnished

31.2	Intentionally not Furnished

32.0	Intentionally not Furnished

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K/A (Amendment No. 1) dated January 23, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

January 28, 2004	By:	/s/ Paul W. Lowden

Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul W. Lowden Paul W. Lowden (Principal Executive Officer)	Chairman of the Board and President (Principal Executive Officer)	January 28, 2004

/s/ John Delaney John Delaney	Director	January 28, 2004

/s/ Suzanne Lowden Suzanne Lowden	Director	January 28, 2004

/s/ William J. Raggio William J. Raggio	Director	January 28, 2004

/s/ Charles W. Sandefur Charles W. Sandefur (Principal Financial and Accounting Officer)	Director and Chief Financial Officer (Principal Accounting and Financial Officer)	January 28, 2004

/s/ Howard E. Foster Howard E. Foster	Special Director	January 28, 2004

/s/ Jay Parthemore Jay Parthemore	Special Director	January 28, 2004