Form 10-K/A
period 2003-09-30
ARCHON CORP
filed 2004-03-01
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  Yes    ☐  No

Explanatory Note: The purpose of filing this amended Annual Report on Form 10-K/A (Amendment No. 3) is to (i) restate the Company’s 2003 and 2002 Consolidated Financial Statements as discussed in Note 25 to the Consolidated Financial Statements, (ii) include the audit report issued on Archon’s consolidated financial statements included in this Form 10-K/A and the consent of Archon’s independent auditors, (iii) include certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 furnished as Exhibits 31.1, 31.2 and 32 to this annual report. and (iv) expand footnote disclosures in Notes 10, 17 and 18 in the consolidated financial statements.

ARCHON CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL

YEAR ENDED SEPTEMBER 30, 2003

ii

PART I

Item 1. Business

General

Archon Corporation, (the “Company” or “Archon”), is a publicly traded Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada under long-term lease and license arrangements. In addition, the Company, owns real estate on Las Vegas Boulevard South (the “Strip”) and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, it also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland and through a wholly-owned subsidiary, Archon Sparks Management Company, formerly operated a casino in Sparks, Nevada.

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

Recent Developments

Delivery of Auditors’ Report and Consent. Archon had previously been advised by its independent auditors Deloitte & Touche, LLP (“Deloitte”) that Deloitte had not delivered an audit report in connection with the Company’s financial statements for the fiscal year ended September 30, 2003 (the “Audit Opinion”) or the consent of Deloitte that was to have been filed as Exhibit 23.1 to the Form 10-K (the “Consent”). At the time the Company filed its Form 10-K for the year ended September 30, 2003, which was filed on December 29, 2003 (the “Form 10-K”), it was believed that the audit was complete, but the Company subsequently understood and acknowledged that Deloitte had not delivered either the Audit Opinion or the Consent at that time. As part of this Amendment No. 3 to Form 10-K, the Company hereby affirmatively reports that Deloitte has delivered its Audit Opinion and Consent.

The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) investigated the circumstances surrounding the matter discussed above. On February 6, 2004, the Company’s Senior Vice President, Chief Financial Officer, Treasurer, Secretary and Director resigned. On February 9, 2004, John M. Garner was appointed as Chief Financial Officer, Secretary and Treasurer.

The Company believes that this Form 10-K/A (Amendment No. 3), including the consolidated financial statements included herein, are true, correct and complete and do not misstate any material financial information or omit to state any financial information that would be material to a reader of the consolidated financial statements. This Amendment No. 3 provides for a restatement of financial data made in the Company’s Consolidated Financial Statements in this Form 10-K/A (Amendment No. 3) that differs from the originally filed Consolidated Financial Statements. (See note 25 to the Company’s Consolidated Financial Statements)

Appointment of New Chief Financial Officer. The Company appointed John M. Garner as its new Chief Financial Officer, Secretary and Treasurer, effective February 9, 2004. Mr. Garner replaced the Company’s former Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director, Charles Sandefur.

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

Acquisition of Pioneer. On December 29, 2003, the Company completed the purchase of the fee ownership of the Pioneer in Laughlin, Nevada from an affiliate of GE pursuant to an early purchase option under its existing lease agreement dated December 29, 2000. In accordance with the lease agreement, the Company purchased certain property, including (i) the real property commonly known as 2200 South Casino Drive, located in Laughlin, Nevada, and (ii) the casino building, the hotel rooms, together with the meeting rooms, restaurants and associated facilities, (iii) building equipment and other similar additions and improvements located on the real property. The purchase price for the property was approximately $35.6 million: approximately $12.6 million was paid through funds from the restricted cash accounts, approximately $2.5 in marketable securities, approximately $2.5 million through a note from PDS Gaming that was due on December 29, 2003, and approximately $18.0 million from borrowed funds, whereby the Company acquired an $18.0 million note payable that is secured by certain land held for development in Las Vegas.

Closing of Duke’s Casino. The Company ceased operating Duke’s Casino in Sparks, Nevada on December 31, 2003. Duke’s Casino was operated through Archon Sparks Management Company, a wholly-owned subsidiary of the Company. Certain of the furniture, fixtures, gaming and non-gaming equipment and inventories have been transferred to the Pioneer. See Notes 20 and 25 in the Consolidated Financial Statements.

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

Revenues. The primary source of revenues to the Company’s hotel-casino operations is gaming, which represented 59.9%, 60.3% and 68.9% in 2003, 2002 and 2001, respectively, of total revenues. The Pioneer contributed 96.0% in fiscal 2003 to total gaming revenues and 100% in fiscal 2002 and 2001. As of September 30, 2003 the Pioneer had 799 slot machines, nine blackjack tables (“21”), two craps tables, one roulette wheel and three other gaming tables. In addition, the Pioneer offers keno.

Market. The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California, retirees who reside in the Northeast and Midwest United States and Canada and travel to the Southwest United States during the winter months, and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rate at the Pioneer was 77.3%, 75.0% and 74.0%, respectively, in fiscal years 2003, 2002 and 2001, respectively.

Business Strategy. The Pioneer attempts to attract and retain customers by offering slot and video poker machine payouts that compare favorably to the competition. A visible means used by the Pioneer to accomplish this marketing program is to offer what management believes to be a large number of quarter video poker machines with liberal theoretical pay out, compared to other casinos in Laughlin. The Pioneer periodically sponsors detailed product research of its competitors to categorize the number and type of video poker games by payouts and monitors changes in game products to assist it in developing competitive products.

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

See also Item 2., “Properties.”

Land Held for Development

The Company owns, through Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operates. The lease may be terminated at any time by the Company. At this time, Archon has not given any notice to terminate that lease.

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

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holders Matters

The Company’s Common Stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHN”. Pending the Company returning to compliance with its filings under the Securities Exchange Act of 1934, the OTCBB changed the symbol to “ARHNE” starting January 30, 2004.

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

Item 6. Selected Financial Data

The table below sets forth a summary of selected financial data of the Company for the years ended September 30, 2003, 2002, 2001, 2000 and 1999:

	2003 (as restated(4)	2002 (as restated(4)	2001 (as restated(4)	2000 (as restated(4)	1999 (as restated(4)
	(dollars in thousands, except per share amounts)
Net operating revenues (1)	$46,161	$48,765	$48,003	$128,595	$123,602
Net income (loss)
net of taxes (2)	(7,847)	(7,707)	89,182	15,124	(17,775)
Net income (loss) applicable to common shares	(9,374)	(9,262)	87,231	12,802	(19,908)
per common share (2)	(1.51)	(1.50)	14.11	2.07	(3.21)
Total assets	237,390	242,086	249,485	145,596	178,025
Long-term debt, less current portion	148,698	153,029	157,667	350	177,047
Redeemable preferred stock (3)	9,926	10,866	10,963	18,953	18,953

(1)	Net operating revenues for fiscal years 1999 and 2000 represent primarily the operations at the Santa Fe and Pioneer. Net operating revenues for fiscal years 2001 through 2003 represent primarily operations at the Pioneer and revenues from investment properties.
(2)	Fiscal 2001 results include a $137.2 million gain relating to the SFHI asset sale and a $3.4 million gain from litigation settlement. Fiscal 2000 results include a $12.1 million gain relating to the sale of real property, among other items, located in Henderson, Nevada, a $2.8 million gain on the retirement of debt, and a $11.0 million tax benefit related to the release of a valuation reserve.

(3)	The Company has not declared dividends on its preferred stock since fiscal 1996. Dividends of approximately $1.5 million, $1.6 million, $2.0 million, $2.3 million and $2.1 million for fiscal 2003, 2002, 2001, 2000 and 1999, respectively, have not been declared and are in arrears. Total accumulated preferred stock dividends in arrears for the five preceding years ended on September 30, 2003 are $8.2 million, $7.3 million, $5.8 million, $7.5 million and $5.2 million, respectively. Since October 17, 2001, the Company has repurchased and retired 761,288 shares of redeemable preferred stock.
(4)	As discussed in Note 25 to the consolidated financial statements, the Company has restated its Consolidated Financial Statements for the years ended September 30, 2003 and 2002. The Company has also restated their Consolidated Financial Statements as of September 30, 2001, 2000 and 1999 for the reversal of dividends on preferred stock incorrectly accrued.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Restatement

As discussed in Note 25, the Company has restated its September 30, 2003 and 2002 consolidated financial statements. Management’s discussion and analysis of financial condition and results of operations included herein give effect to this restatement.

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel and Casino. It also owns land in Las Vegas, NV that it plans to develop in the near future. Management may develop its owned land on the Las Vegas Strip as it believes that the trend of continued development in Las Vegas, NV of themed resorts which attract visitors will continue in the foreseeable future.

Its property in Laughlin, Nevada has experienced a flattening of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Management believes Laughlin has now become a mature market with marginal growth forecasted for the next few years based on its current plans.

The Company also owns investment properties on the east coast but these investment properties neither contribute significant profitability or net cash flow to the Company.

Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, but believes the opportunity to develop a Las Vegas Strip property could greatly enhance the Company’s ability to generate future profitability.

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

In fiscal 2003, 69.1% of the Company’s net revenues were derived from the Pioneer and 26.9% from investment properties. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2003, 84.1% of the Pioneer’s net revenues were derived from casino operations. Approximately 86.4% of gaming revenues at the Pioneer was derived from slot and video poker machines, while 11.9% of such revenues were from table games and 1.7% was from other gaming activities such as keno.

Operating Expenses. Total operating expenses increased approximately $1.0 million, or 2.3%, to $43.5 million for the year ended September 30, 2003 from $42.5 million for the year ended September 30, 2002. Total operating expenses as a percentage of revenue increased to 94.2% for the year ended September 30, 2003 from 87.1% for the year ended September 30, 2002. Operating expenses decreased $2.3 million, or 6.5%, at the Pioneer, by $300,000 at the investment properties and by $100,000 at corporate. The decrease in operating expenses at the investment properties was due to an adjustment to depreciation and amortization expenses in the prior year period. The decrease at corporate was due to development costs associated with the development of certain gaming technology which was incurred in the prior year period. ASMC had operating expenses of $2.2 million. The Company recorded a $1.5 million reserve for its receivable from and investment in Duke’s Casino and $200,000 for impairment of other assets in the current year.

Operating Income. Consolidated operating income for the year ended September 30, 2003 was $2.7 million, a $3.6 million, or 57.1%, decrease from $6.3 million for the year ended September 30, 2002. Operating income decreased by $1.3 million at the Pioneer and increased $300,000 at the investment properties. ASMC had an operating loss of $900,000.

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

Loss Before Income Tax. Consolidated loss before income tax for the year ended September 30, 2003 was $12.0 million, a $3.2 million increase compared to $8.8 million for the year ended September 30, 2002. The loss increased at the Pioneer by $1.4 million to $5.9 million. ASMC had a loss of $1.0 million.

Federal Income Tax. The Company recorded a federal income tax benefit of $4.2 million (an approximate 35% effective tax rate) for the year ended September 30, 2003 compared to $1.1 million (an approximate 13% tax rate) for the year ended September 30, 2002. The effective tax rate for 2002 was less than the statutory tax rate as the Company recorded a reserve in the form of a valuation adjustment to its deferred tax accounts.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $1.5 million and $1.6 million for fiscal years 2003 and 2002, respectively, accrued on the preferred stock for purposes of calculating net loss applicable to common shares. The dividend rate increased to 15.5% effective April 1, 2003 from 15.0% beginning on October 1, 2002. The accrued dividend rate increases 50 basis points at each semi-annual dividend payment date, subject to a maximum of 16.0%, and is 16.0% as of October 1, 2003. Covenants in financing agreements for the Pioneer have prohibited the Company from paying dividends on the preferred stock.

Net Loss. Consolidated net loss applicable to common shares was $9.4 million, or $1.51 per common share, for the year ended September 30, 2003 compared to net loss applicable to common shares of $9.3 million, or $1.50 per common share, for the year ended September 30, 2002.

Pioneer

General - Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel and food/beverage revenues and expenses included in the Company’s consolidated statements of operations and are discussed separately below. There are other insignificant casino and food/beverage revenues and expenses in 2003 from ASMC which are not discussed separately below.

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

Results of Operations – Fiscal 2002 Compared to Fiscal 2001

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2002 were $48.8 million, a $0.8 million, or 1.6%, increase from $48.0 million for the same period in fiscal 2001. The year ended September 30, 2002 included revenues of $35.5 million at the Pioneer and rental income of $12.4 million from investment properties. The year ended September 30, 2001 included revenues of $40.0 million at the Pioneer and rental income of $7.2 million from investment properties. Revenues decreased by $4.5 million in fiscal 2002 at the Pioneer. Revenues from investment properties increased by $5.2 million. The investment properties were purchased in March 2001 and, therefore, the fiscal 2001 year had only seven months of results.

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

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $1.6 million and $2.0 million for fiscal years 2002 and 2001, respectively, accrued on the preferred stock for purposes of calculating net loss applicable to common shares. Covenants in financing agreements for the Pioneer have prohibited the Company from paying dividends on the preferred stock.

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

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2003 for the fiscal years ending September 30, 2004, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter:

	Payments Due By Periods
	2004	2005	2006	2007	2008	2009	2010 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,411	$1,658	$1,915	$2,195	$2,490	$2,828	$40,302	$52,799
Sovereign	5,004	28,400	0	0	0	0	31,199	64,603
Obligations under lease:
Pioneer Hotel Inc. (1)	3,901	4,155	4,280	4,408	4,907	5,263	82,320	109,234
Long-term debt:
Building	61	70	80	13	0	0	0	224
Equipment	547	589	317	0	0	0	0	1,453
Other	2,902	4	0	0	0	0	0	2,906
Operating leases:
Ground lease	809	807	807	807	807	807	55,916	60,760
Corporate offices	126	108	54	0	0	0	0	288

	$14,761	$35,791	$7,453	$7,423	$8,204	$8,898	$209,737	$292,267

(1)	On November 23, 2003, the Company notified GE Capital that the Company will exercise its early purchase option on December 29, 2003. The Company completed the purchase on December 29, 2003. As a result, the payments shown herein have been replaced by certain secured debt payments from an acquisition of $18 million in new debt. The secured debt payments from this purchase require monthly principal and interest payments of approximately $120,000 for thirty-six months beginning January 2004 with a balloon payment of approximately $16.3 million in December 2006.

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

Liquidity

As of September 30, 2003, the Company held cash and cash equivalents of $5.9 million compared to $8.6 million at September 30, 2002. Approximately $2.1 million was held by PHI and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in connection with the sale/leaseback transactions in December 2000 relating to the Pioneer. Approximately $1.6 million at September 30, 2003 was held in escrow pursuant to the agreements related to the sale of the Santa Fe assets. In addition, the Company had $7.3 million in investment in marketable securities at September 30, 2003 compared to $12.2 million at September 30, 2002. Management believes that through cash flow generated from its casino operations and its investment properties, the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending September 30, 2004. The investment properties were structured such that future tenants payments cover future required mortgage payments.

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

The Company’s primary use of funds is for operations of Archon, which includes costs of executive and administrative personnel, administrative functions, costs to explore development opportunities and required capital contributions to Pioneer and deposits of cash in the Pioneer restricted cash accounts pursuant to the terms of the agreements related to the Pioneer transactions (see “Pioneer”). Additionally, the Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities. As a result of this transaction, the Company expects to record a gain of approximately $1.4 million during the three months ended December 31, 2003.

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

Pioneer

Pioneer’s principal uses of cash are for payments of obligations under lease, rent, capital expenditures to maintain the facility and, to the extent permitted to be paid, the management fee payable to the Company. The Company has implemented changes in personnel, promotional programs and slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share that has been lost in the Laughlin market. Additionally, capital improvements to the Pioneer’s food and beverage and other retail outlets were completed in October 2003. The capital expenditures totaled approximately $900,000 and were mainly funded with cash from Pioneer’s restricted cash accounts.

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

The Company’s advances to Dukes under the Duke’s Loan Agreement are subordinate to a senior loan in the amount of $4.0 million, which is secured on a senior basis by the Duke’s Real Property (the “Duke’s Senior Loan”). Duke’s is in default under both the Duke’s Senior Loan and the Company’s loans to Duke’s pursuant to the Duke’s Loan Agreement and the promissory note. Both the senior lender and the Company recorded notices of default and elections to sell the Duke’s Real Property and provided notice of such recordation to Duke’s and other parties in interest as required by Nevada law. On August 13, 2003, the trustee under the deed of trust with respect to the Duke’s Senior Loan held a foreclosure sale of the property. In the foreclosure sale, the senior lender acquired the Duke’s Real Property in partial satisfaction of the Duke’s Senior Loan, as a result of which the Company’s security interest in the Duke’s Real Property was extinguished. Pursuant to the terms of the Company’s loan agreement with Duke’s, Duke’s is prohibited from making payments on the Company’s loans until the Duke’s Senior Loan is paid in full or the senior lender waives the requirement. As a result, the Company recorded a reserve of $1.5 million against the investment and receivable from Duke’s.

The Company and the senior lender had agreed in principle that the senior lender would sell the Duke’s Real Property to the Company for $3.7 million payable no later than June 1, 2007, subject to an increase to $3.8 million if not paid in full by June 1, 2005. The purchase price would have been evidenced by a promissory note which would have bore interest during the first 36 months of the loan at the rate of 1.75% plus the senior lender’s actual cost of funds (currently the prime rate less 25 basis points) increasing to a rate of 2.5% plus the senior lender’s cost of funds for months 37 through 48. Interest was to accrue monthly, commencing as of June 1, 2003, and be payable on a monthly basis. All principal and accrued but unpaid interest was to be payable on or before June 1, 2007. The promissory note was to be secured by a deed of trust on the Duke’s Real Property. Consummation of the purchase was subject to the execution of a mutually acceptable purchase and sale agreement, promissory note, security agreement and related closing documents. Additionally, the purchase was subject to approval of the Board of Directors of the Company. Until such time as a final agreement was reached with the senior lender with respect to the purchase of the Duke’s Real Property and the Company acquired the Duke’s Real Property, the Company had expected to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease described below. If the Company and the senior lender were unable to reach agreement and the Company did not acquire the Duke’s Real Property, the Duke’s-Sparks Lease would be voided. As a result of the foreclosure of the Duke’s Real Property and continuing default under the Duke’s Senior Loan, and the Company’s loans to Duke’s, the Company established a reserve in the amount of $1.4 million with respect to its loans to Duke’s. In addition, the Company wrote-off its $100,000 initial investment in Duke’s.

On October 4, 2002, a subsidiary of the Company entered into a lease (the “Duke’s-Sparks Lease”) with Duke’s, with respect to the Duke’s Casino. The Duke’s-Sparks Lease provided that it would commence on the first day of the month (the “Commencement Date”) following the month in which the Company’s subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke’s, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke’s at the facility had been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke’s receives the necessary regulatory approvals to operate the casino. The Duke’s-Sparks Lease provides for monthly base rent in the amount of $81,216. The required gaming regulatory approvals were obtained by the Company’s subsidiary on January 24, 2003, and the Company began operating Duke’s on February 7, 2003. However, the remodeling of the facility was not substantially complete, so the Company had not paid any rent to Duke’s. Until such time as a final agreement was reached with the senior lender with respect to the Company’s purchase of the Duke’s Real Property and the Company acquired the Duke’s Real Property, the senior lender had agreed that the Company would continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease. Because the Company and the senior lender did not reach an agreement and the Company did not acquire the Duke’s Real Property, the Duke’s-Sparks Lease was terminated on September 2, 2003. However, the Company continued to operate Duke’s Casino on a month to month basis, with no rent payable. The Company owns and had installed approximately 190 slot and video poker machines in Duke’s Casino valued at approximately $1.7 million. On December 31, 2003, the Company ceased operations at Duke’s. Certain of the furniture, fixtures, gaming and non-gaming equipment and inventories have been transferred to the Pioneer. The Company does not have any further obligation to the senior lender. See also Item 1., “Business – Recent Developments.”

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continues to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. The accrued stock dividends have not been recorded as an increase to the preferred stock account as described in Notes 16 and 25 in the Consolidated Financial Statements. As of September 30, 2003, the aggregate liquidation preference of the preferred stock was $18.1 million, or $3.90 per share.

Pursuant to the Certificate of Designation of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. Accordingly, two of the Company’s current six board members have been elected by the preferred shareholders. The agreements relating to the Pioneer Transactions contain provisions restricting the payment of dividends on the preferred stock.

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

Recently Issued Accounting Standards

SFAS 143. In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted SFAS 143 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

SFAS 144. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. The Company adopted SFAS 144 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

SFAS 146. In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

SFAS 148. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement were effective for the Company’s interim financial statements beginning with the Company’s quarter ended March 2003.

SFAS 150. In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial position.

FIN 45. In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The Company adopted the disclosure requirements of FIN 45 for the quarter ended December 31, 2002 and the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on the Company’s results of operations or financial position.

FIN 46. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“VIEs”). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and is effective for our first quarter of our 2004 fiscal year. The Company has evaluated its relationships and do not believe it has any consolidatable VIEs. As such, the Company does not believe the adoption of this requirement will have a material impact on its results of operations or financial position.

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

Item 7A. Market Risk Disclosure

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt of approximately $4.6 million, of which approximately $2.9 million bears interest at a variable rate (approximately 4.6% at September 30, 2003). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $29,000 change in the amount of interest the Company would incur based on the amount of variable debt outstanding for the year ended September 30, 2003. Any future borrowings related to this debt will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 8. Financial Statements

INDEX

TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2003, 2002 and 2001

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Archon Corporation:

We have audited the accompanying consolidated balance sheets of Archon Corporation and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 25, the Company has restated its 2003 and 2002 consolidated financial statements.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 17, 2004

Consolidated Balance Sheets

as of September 30, 2003 and 2002

	2003	2002
	(As restated, See Note 25)	(As restated, See Note 25)
ASSETS
Current assets:
Cash and cash equivalents	$5,852,354	$8,615,412
Investment in marketable securities	7,262,208	12,180,399
Accounts receivable, net	3,178,143	3,225,944
Inventories	288,947	286,585
Prepaid expenses and other	755,537	975,199

Total current assets	17,337,189	25,283,539

Property and equipment:
Land held for development	23,109,400	23,109,400
Property held for investment, net	136,824,589	139,996,477
Land used in operations	8,125,589	8,125,589
Buildings and improvements	35,639,920	35,710,958
Machinery and equipment	11,515,818	11,863,817
Accumulated depreciation	(20,587,802)	(21,529,072)

Property and equipment, net	194,627,514	197,277,169

Restricted cash	13,898,971	13,021,550

Other assets	11,526,516	6,503,307

Total assets	$237,390,190	$242,085,565

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets – (continued)

as of September 30, 2003 and 2002

	2003	2002
	(As restated, See Note 25)	(As restated, See Note 25)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,668,187	$1,926,804
Interest payable	2,249,954	2,285,248
Accrued and other liabilities	3,071,867	2,360,996
Current portion of debt	3,510,004	93,100
Current portion of non-recourse debt	6,414,729	5,733,795

Total current liabilities	17,914,741	12,399,943

Debt - less current portion	1,073,305	261,966

Non-recourse debt - less current portion	110,987,179	117,401,909

Obligation under lease	36,637,505	35,365,308

Deferred income taxes	29,939,408	34,091,076

Other liabilities	16,586,096	11,269,374

Commitments and contingencies (see Note 21)

Stockholders’ equity:
Common stock, $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,221,431 shares at September 30, 2003 and 6,221,431 at September 30, 2002	62,214	62,214
Preferred stock, exchangeable, redeemable 15.5% cumulative, stated at $2.14 liquidation value, authorized-10,000,000 shares; issued and outstanding – 4,638,421 shares at September 30, 2003 and 5,077,720 at September 30, 2002 with cumulative dividends in arrears of $8,164,317 and $7,280,435, respectively	9,926,221	10,866,321
Additional paid-in capital	54,529,070	53,725,743
Accumulated deficit	(40,948,873)	(33,102,094)
Accumulated other comprehensive income (loss)	844,841	(94,678)

Subtotal	24,413,473	31,457,506

Less stock subscriptions receivable	(73,743)	(73,743)
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	24,251,956	31,295,989

Total liabilities and stockholders’ equity	$237,390,190	$242,085,565

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
	(As restated, See Note 25)
Revenues:
Casino	$27,948,767	$29,415,497	$33,087,526
Hotel	2,689,656	2,659,335	2,558,935
Food and beverage	7,385,940	7,831,579	8,483,624
Investment properties	12,402,246	12,402,247	7,204,361
Other	2,576,058	3,197,838	4,442,936

Gross revenues	53,002,667	55,506,496	55,777,382
Less casino promotional allowances	(6,841,198)	(6,741,025)	(7,774,291)

Net operating revenues	46,161,469	48,765,471	48,003,091

Operating expenses:
Casino	16,337,894	15,978,110	17,390,831
Hotel	733,436	816,471	786,342
Food and beverage	3,567,409	4,084,003	4,441,273
Other	1,828,325	1,988,276	3,406,857
Selling, general and administrative	4,806,533	5,062,358	5,680,787
Corporate expenses	2,796,269	2,815,467	2,662,194
Utilities and property expenses	5,236,325	5,701,546	5,530,873
Depreciation and amortization	6,459,589	6,035,038	4,132,320
Provision for loss on Duke’s receivable and investment	1,700,000	0	0

Total operating expenses	43,465,780	42,481,269	44,031,477

Operating income	2,695,689	6,284,202	3,971,614
Interest expense	(16,183,619)	(16,413,145)	(11,140,111)
Gain on sale of assets	0	0	137,238,005
Litigation settlement, net	0	0	3,374,482
Interest income	1,489,483	1,288,887	2,021,747

Income (loss) before income tax (expense) benefit	(11,998,447)	(8,840,056)	135,465,737
Federal income tax (expense) benefit	4,151,668	1,133,000	(46,284,078)

Net income (loss)	(7,846,779)	(7,707,056)	89,181,659
Dividends on preferred shares	(1,526,611)	(1,555,246)	(1,950,401)

Net income (loss) applicable to common shares	$(9,373,390)	$(9,262,302)	$87,231,258

Average common shares outstanding	6,221,431	6,180,152	6,181,664

Average common and common equivalent shares outstanding	6,221,431	6,180,152	6,808,185

Income (loss) per common share:
Basic	$(1.51)	$(1.50)	$14.11

Diluted	$(1.51)	$(1.50)	$12.81

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2003, 2002 and 2001

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2000	$62,004	$18,953,233	$51,520,954	$(114,576,697)	$0	$0	$(87,774)	$(44,128,280)
Net income				89,181,659				89,181,659
Common and preferred stock acquired in litigation settlement (as restated, see Note 25)	(536)	(7,397,856)	1,961,409					(5,436,983)
Preferred stock purchased (as restated, see Note 25)		(591,982)	139,749					(452,233)
Unrealized loss on marketable securities					(406,701)			(406,701)
Stock options exercised	65		7,935					8,000

Balances, September 30, 2001 (as restated, see Note 25)	61,533	10,963,395	53,630,047	(25,395,038)	(406,701)	0	(87,774)	38,765,462
Net loss				(7,707,056)				(7,707,056)
Preferred stock purchased (as restated, see Note 25)		(97,074)	21,953					(75,121)
Stock options exercised	681		73,743			(73,743)		681
Unrealized gain on marketable securities					312,023			312,023

Balances, September 30, 2002 (as restated, see Note 25)	62,214	10,866,321	53,725,743	(33,102,094)	(94,678)	(73,743)	(87,774)	31,295,989
Net loss (as restated, see Note 25)				(7,846,779)				(7,846,779)
Preferred stock purchased (as restated, see Note 25)		(940,100)	310,963					(629,137)
Capital contributions			492,364					492,364
Unrealized gain on marketable securities					939,519			939,519

Balances, September 30, 2003 (as restated, see Note 25)	$62,214	$9,926,221	$54,529,070	$(40,948,873)	$844,841	$(73,743)	$(87,774)	$24,251,956

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2003, 2002 and 2001

	2003	2002	2001
	As restated, See Note 25)
Cash flows from operating activities:
Net income (loss)	$(7,846,779)	$(7,707,056)	$89,181,659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,459,589	6,035,038	4,132,320
Gain on sale of assets	0	0	(137,238,005)
Negative amortization of debt	1,272,197	1,117,411	747,897
Change in assets and liabilities:
Accounts receivable, net	47,801	(165,917)	(2,116,020)
Inventories	(2,362)	(12,542)	495,175
Prepaid expenses and other	219,661	(5,629)	3,030,599
Deferred income taxes	(4,151,668)	(633,000)	45,706,083
Other assets	(341,946)	(1,846,292)	(1,126,285)
Accounts payable	741,383	922,826	(1,437,275)
Interest payable	(35,294)	(91,770)	(1,745,170)
Accrued and other liabilities	6,027,592	3,987,202	162,999

Net cash provided by (used in) operating activities	2,390,174	1,600,271	(206,023)

Cash flows from investing activities:
Proceeds from sale of assets	0	0	207,500,000
Decrease (increase) in restricted cash	(483,814)	2,485,305	(15,506,855)
Cost and expenses related to sale of assets	0	0	(3,691,166)
Capital expenditures	(2,022,838)	(4,352,497)	(68,936,475)
Marketable securities purchased	(1,067,096)	(7,314,325)	(9,673,334)
Marketable securities sold	6,531,199	5,262,028	0

Net cash provided by (used in) investing activities	2,957,451	(3,919,489)	109,692,170

Cash flows from financing activities:
Long-term debt	2,867,171	0	0
Non-recourse debt	0	0	55,434,006
Obligation under lease	0	0	32,500,000
Paid on long-term debt	(5,956,780)	(5,203,337)	(177,618,484)
Note receivable	(4,884,301)	0	0
Paid on note payable – officer	0	0	(1,500,000)
Debt issue costs	0	0	(3,194,349)
Capital stock acquired	(629,137)	(75,121)	(5,889,216)
Capital contributions	492,364	0	0
Stock options exercised	0	0	8,000

Net cash used in financing activities	(8,110,683)	(5,278,458)	(100,260,043)

Increase (decrease) in cash and cash equivalents	(2,763,058)	(7,597,676)	9,226,104
Cash and cash equivalents, beginning of year	8,615,412	16,213,088	6,986,984

Cash and cash equivalents, end of year	$5,852,354	$8,615,412	$16,213,088

See the accompanying Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2003, 2002 and 2001

1.	Basis of Presentation and General Information

Archon Corporation, (the “Company” or “Archon”), is a publicly traded Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada under long-term lease and license arrangements. In addition, the Company, owns real estate on Las Vegas Boulevard South (the “Strip”) and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland and the Company through a wholly-owned subsidiary, Archon Sparks Management Company, operates a casino in Sparks, Nevada.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Archon and its wholly-owned subsidiaries. Amounts representing the Company’s investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following is a summary of available-for-sale marketable securities as of September 30, 2003 and 2002:

	2003
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Government and agency obligations	$0	$0	$0	$0
Other debt securities	4,303,395	167,255	11,393	4,459,257

Total debt securities	4,303,395	167,255	11,393	4,459,257
Equity securities	2,019,294	1,001,439	217,782	2,802,951

Total	$6,322,689	$1,168,694	$229,175	$7,262,208

	2002
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Government and agency obligations	$3,781,128	$2,167	$17,446	$3,765,849
Other debt securities	6,094,982	127,793	55,564	6,167,211

Total debt securities	9,876,110	129,960	73,010	9,933,060
Equity securities	1,992,264	425,069	169,994	2,247,339

Total	$11,868,374	$555,029	$243,004	$12,180,399

The cost and estimated fair value of debt securities as of September 30, 2003 and 2002 by contractual maturity are shown below:

	2003
	Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	764,445	779,650
Due after ten years	3,538,950	3,679,607
Mortgage backed securities	0	0

Total	$4,303,395	$4,459,257

	2002
	Cost	Fair Value
Due in one year or less	$259,535	$248,785
Due after one year through five years	569,741	573,196
Due after five years through ten years	1,763,694	1,755,170
Due after ten years	3,502,012	3,590,060
Mortgage backed securities	3,781,128	3,765,849

Total	$9,876,110	$9,933,060

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

Slot Club Liability

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for free gifts, food and beverages and additional points redeemable for free play. Included in accrued liabilities is approximately $450,000 at September 30, 2003 and 2002 for estimated redemption value of points accumulated by patrons. This value is estimated based on historical amounts of free gift costs to points redeemed.

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

Earnings Per Share

The Company presents its per share results in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. The effect of options outstanding was included in diluted calculations during the year ended September 30, 2001 but was not included in diluted calculations during fiscal years 2003 and 2002 since the Company incurred a net loss. The dilutive effect of the assumed exercise of stock options increased the weighted average number of shares of common stock by 626,521 shares for the year ended September 30, 2001. Dilutive stock options of approximately 529,860 and 598,035 for the years ended September 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

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

Accounting for Stock-Based Compensation

The Company has a Key Employee Stock Option Plan (the “Stock Option Plan”) which terminated on September 30, 2003. The Company accounts for the Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Stock Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income/(loss) applicable to common shares and income/(loss) per common share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts).

	Twelve Months Ended September 30,
	2003	2002	2001
Net income (loss) applicable to common shares	$(9,374)	$(9,262)	$87,231
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(13)	(57)

Pro forma net income/(loss) applicable to common shares	$(9,375)	$(9,275)	$87,174

Income/(loss) per common share:
Basic-as reported	$(1.51)	$(1.50)	$14.11

Basic-pro forma	$(1.51)	$(1.50)	$14.10

Diluted-as reported	$(1.51)	$(1.50)	$12.81

Diluted-pro forma	$(1.51)	$(1.50)	$12.80

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

Recently Issued Accounting Standards

SFAS 143. In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted SFAS 143 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on its results of operations or financial position.

SFAS 144. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. The Company adopted SFAS 144 at the beginning of fiscal 2003. The adoption of this statement did not have a material impact on its results of operations or financial position.

SFAS 146. In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

SFAS 148. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this statement were effective for the Company’s interim financial statements beginning with its quarter ended March 2003.

SFAS 150. In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial position.

FIN 45. In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The Company adopted the disclosure requirements of FIN 45 for the quarter ended December 31, 2002 and the liability recognition requirements to all guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on Archon’s results of operations or financial position.

FIN 46. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“VIEs”). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and is effective for the Company’s first quarter of its 2004 fiscal year. The Company has evaluated its relationships and does not believe it has any consolidatable VIEs. As such, the Company does not believe the adoption of this requirement will have a material impact on its results of operations or financial position.

Fair Value of Financial Instruments

The Company estimates the fair value of its preferred stock to be $8.1 million at September 30, 2003 based upon available market prices. The Company estimates that its debt and all other financial instruments have a fair value which materially approximates their recorded value.

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

At September 30, 2003, approximately $1.6 million was held in escrow pursuant to the agreements related to the SFHI Asset Sale. See Note 12

4.	Restricted Cash

At September 30, 2003 and 2002, approximately $13.9 million and $13.0 million, respectively, were held by SFHI and is restricted in use and has been pledged to secure SFHI’s guaranty of PHI’s lease and license obligations. The permitted investments for the restricted cash are investment grade commercial paper, money market accounts, government backed securities and preferred stock of the Purchaser. Additionally as of September 30, 2003, $1.9 million of the $13.9 million was available to be used for capital expenditures at the Pioneer and acquisition of real property and equipment under lease at the Pioneer. See Note 12

5.	Accounts Receivable, Net

Accounts receivable at September 30, 2003 and 2002 consisted of the following:

	2003	2002
Casino and hotel	$485,202	$552,965
Rental properties	3,021,562	3,021,562
Other	258,016	258,016

	3,764,780	3,832,543
Less: allowance for doubtful accounts	(586,637)	(606,599)

Total	$3,178,143	$3,225,944

Changes in the allowance for doubtful accounts for the years ended September 30, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Balance, beginning of year	$606,599	$1,495,859	$2,081,913
Provision	40,999	35,714	156,302
Accounts written-off	(60,961)	(924,974)	(742,356)

Balance, end of year	$586,637	$606,599	$1,495,859

6.	Land Held for Development

In October 1995, the Company acquired an approximately 27-acre parcel on Las Vegas Boulevard South which was valued at approximately $21.5 million. The Company assumed an operating lease under which a water theme park operates on the 27-acre parcel. The lease may be terminated by the Company at any time. A loan owed by the tenant to the former owner would have been payable by Sahara Las Vegas Corp. (“SLVC”) if it terminated the lease prior to December 31, 2004; however, that loan was paid in full by the tenant in July 2002. Under the terms of the lease, as amended, the water theme park remits a base rent of approximately $19,000 monthly plus an annual rent payment based on gross receipts.

In 1994, SFHI acquired for $1.6 million the approximately 20-acre parcel of undeveloped real property at the corner of Rainbow and Lone Mountain Road in Las Vegas, Nevada. In connection with the SFHI Asset Sale, the Company and SFHI granted an option to the buyer through October 2003 to purchase the property for $5.0 million. The buyer has declined to exercise the option to purchase the property. See Note 24

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

The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2019 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The loan issue costs incurred to acquire the property recorded in Other assets in the accompanying Consolidated Balance Sheets are being amortized over the remaining term of the lease. Deferred rent at September 30, 2003 and 2002 in the amount of $16.6 million and $11.3 million, respectively, is included in Other liabilities on the accompanying Consolidated Balance Sheets. See Note 11

The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the property (approximately $3.2 million) are recorded in Other assets in the accompanying Consolidated Balance Sheets and are being amortized over the remaining term of the lease. Deferred rent at September 30, 2003 and 2002 in the amount of $1.8 million and $1.2 million, respectively, is included in Other assets on the accompanying Consolidated Balance Sheets. See Note 11

9.	Other Assets

Included in Other assets at September 30, 2003 is a $4.9 million note receivable from PDS Gaming, Inc. with a rate of 10% and a maturity date of the earlier of November 1, 2004, or December 29, 2003 if the Company exercises the Early Purchase Option in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, which the Company has notified GE that it intends to exercise. See Note 24

Also included in Other assets at September 30, 2003 and 2002 are unamortized loan issue costs, which were incurred acquired certain rental property and deferred rents of approximately $3.9 million and $4.2 million, respectively. The unamortized loan issue costs are being amortized on the straight-line basis over the loan period.

Additionally, Other assets at September 30, 2003 and 2002 include $700,000 and $900,000, respectively, of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

10.	Debt

The Company’s long-term debts are primarily comprised of the following obligations: borrowings of $2.9 million from a margin account (collateralized by securities owned by the Company) at a brokerage firm with a variable rate of interest (4.6% at September 30, 2003); a loan with a balance of $1.5 million collateralized by slot equipment with an interest rate of 7.5%, monthly payments of $53,000 through April 2006; and a loan with a balance of $200,000 collateralized by real property with an interest rate of 13.5%, monthly payments of $8,000 through December 2006.

The Company’s long-term debts at September 30, 2002 included a loan with a balance of approximately $300,000 collateralized by real property with an interest rate of 13.5%, monthly payments of $8,000 through December 2006 and certain other vehicle loans of approximately $50,000.

The scheduled maturities of long-term debt for the years ending September 30 are as follows:

2004	$3,510,004
2005	662,330
2006	396,625
2007	14,350
2008	0
Thereafter	0

Total	$4,583,309

11.	Non-Recourse Debt Obligations

The Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness and $2.1 million of indebtedness under Section 467 of the Code, in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2019, which requires the tenant to make higher semi-annual lease payments through June 2005 and lower semi-annual lease payments thereafter. The lease payments are applied to the outstanding indebtedness and are intended to reduce the first mortgage note balance to $31.2 million by June 2005. The portion of higher lease payments attributable to future periods is considered an advance of rent under section 467 of the Code. The first mortgage indebtedness is non-recourse and matures in June 2019 to coincide with the end of the lease term. See Note 8

The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. The Company anticipates that the future tenant payments related to the net leases will be sufficient to fund required payments under the first mortgage notes and Section 467 debt. See Note 8

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

The Company recorded a pre-tax gain on the SFHI Asset Sale of approximately $137.2 million in the quarter ended December 31, 2000. In connection with the sale, the Company, Paul W. Lowden, majority stockholder of the Company, and members of the family of Paul W. Lowden entered into a three year non-compete agreement, in which they agreed not to compete through October 2, 2003 within a three mile radius of the Santa Fe. The Company and SFHI granted to the buyer a three-year option through October 2003 to purchase for $5.0 million the approximately 20-acre parcel of undeveloped real property located at the corner of Rainbow and Lone Mountain Road adjacent to the Santa Fe. The buyer has declined to exercise the option purchase the property. See Note 24.

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

On April 20, 2001, the Company entered into a settlement agreement with David H. Lesser, Hudson Bay Partners, L.P. (“HBP”) and certain of their affiliates. In accordance with the settlement agreement, among other things: (i) the Company and its subsidiaries agreed to dismiss with prejudice pending litigation by the Company against HBP and Mr. Lesser styled Santa Fe Gaming Corporation v. Hudson Bay Partners, L. P., et al., CV-5-99-00298-KJD (LRL) and Santa Fe Gaming Corporation v. Hudson Bay Partners L.P. and David H. Lesser, CV-5-99-00416 LDG (LRL), and Mr. Lesser agreed to dismiss with prejudice his application for reimbursement of approximately $1.1 million in attorneys’ fees in connection with the PHI and PFC bankruptcies, pursuant to legal proceedings styled In re Pioneer Finance Corp., Case No. BK-S-99-11404-LBR and In re Pioneer Hotel Inc., Case No. BK-S-99-12854-LBR; (ii) the Company received the 3,456,942 shares of the Company’s preferred stock and 53,600 shares of common stock held by the Hudson Bay affiliates; (iii) Mr. Lesser agreed to forfeit options to acquire 12,500 shares of the Company’s common stock; (iv) Mr. Lesser forfeited his claim to director fees; (v) Mr. Lesser resigned from the Company’s Board of Directors and withdrew his name as the nominee for election by preferred stockholders as a special director at the Company’s annual meeting held on May 11, 2001; and (vi) the Company paid Mr. Lesser $5.75 million.

The Company allocated the $5.75 million payment for financial reporting purposes to the preferred and common shares, based upon quoted market prices for the preferred and common shares, with the remaining amount being recorded as Litigation settlement, net in the accompanying Consolidated Statements of Operations.

16.	Preferred Stock

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8.0% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11.0%. Beginning October 1, 1999, the dividend rate increased by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16.0% per annum. The dividend rate is 16.0% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account – See also Note 25. As of September 30, 2003, the aggregate liquidation preference of the Preferred Stock was $18.1 million, or $3.90 per share.

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

The Company has not declared dividends on the Preferred Stock since September 30, 1996. Cumulative dividends in arrears were approximately $8.2 million and $7.3 million as of September 30, 2003 and 2002, respectively. Pursuant to the Certificate of Designation, because at least one full dividend payment had not been declared for two years, the holders of the Preferred Stock, as a separate class, were entitled to elect two directors to the Company’s board of directors. The two directors elected by Preferred Stockholders were in addition to the directors elected by the holders of the Company’s Common Stock. The Preferred Stockholders’ right to elect two directors will continue until all dividend arrearages have been paid. The agreements relating to the Pioneer Transactions prohibited the Company from paying dividends on the Preferred Stock.

17.	Stock Option Plan

The Company has a Key Employee Stock Option Plan (the “Stock Option Plan”) providing for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Stock option grants vest over a three year period from the employee’s hire date. This Stock Option Plan was terminated as of September 30, 2003. As of September 30, 2003 and 2002, there were 508,860 options outstanding under the Stock Option Plan. During fiscal years 2002 and 2001, 68,175 and 6,500 options, respectively, were exercised. No options were exercised during the fiscal year 2003. During fiscal year 2002, options with respect to 4,000 shares of common stock were granted. No options were granted during the fiscal years 2003 and 2001. The outstanding options have expiration dates through 2010 and have an average remaining life of approximately 4 years. The average exercise price of the outstanding options at September 30, 2003 is approximately $1.10.

In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) which provides for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vest immediately. This Non-Employee Director Plan was terminated on March 21, 2002. As of September 30, 2003, there were 37,500 options outstanding and exercisable under this plan. During fiscal years 2003 and 2002, no options were granted. The outstanding options have an expiration date through February 2010 and have an average remaining life of approximately 4 years. The average exercise price of the outstanding options at September 30, 2003 is approximately $2.65.

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

SFAS 123 requires the Company to disclose pro forma net income and net income per share assuming compensation cost for employee stock options had been determined using the fair value-based method. The weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted should also be disclosed. No such stock options were granted in 2003 or 2001, and therefore, no information has been included for those years.

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

	2003	2002	2001
	(dollars in thousands)
Current	$0	$0	$0
Deferred	(4,152)	(1,133)	46,284

Total expense (benefit)	$(4,152)	$(1,133)	$46,284

The expense (benefit) for income taxes attributable to pre-tax income (loss) differs from the amount computed at the federal income tax statutory rate as a result of the following:

	2003	2002	2001
	(dollars in thousands)
Amount at statutory rate	$(4,194)	$(3,094)	$47,413
Valuation allowance	0	1,925	(1,152)
Other	42	36	23

Total	$(4,152)	$(1,133)	$46,284

The components of the net deferred tax liability consisted of the following:

	2003	2002
	(dollars in thousands)
Deferred tax liabilities:
Prepaid expenses	$445	$361
Fixed asset cost, depreciation and amortization, net	31,949	33,152
Other	3,356	3,132

Deferred tax liabilities	35,750	36,645

Deferred tax assets:
Net operating loss carryforward	4,037	0
Reserves for accounts and contracts receivable	115	240
Other	537	663
Deferred payroll	170	199
Tax credits	952	1,452

Deferred tax assets	5,811	2,554

Net deferred tax (liability)	$(29,939)	$(34,091)

At September 30, 2003, the Company had a net operating loss carryforward for regular income tax purposes of approximately $64.5 million, which will fully expire by the year 2024 and begin expiring in 2011. Included in this amount is approximately $54 million that was preserved due to the Pioneer Transaction for which the Company has not taken benefit for on its financial statements until the uncertainty related to tax accounting is resolved.

19.	Benefit Plans

The Company has a savings plan (the “Savings Plan”) qualified under Section 401(k) of the Code. The Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Plan are discretionary. The Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The Company’s matching contributions paid in 2003, 2002 and 2001 were $54,000, $59,000 and $67,000, respectively.

20.	Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless the Company terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2003 and 2002, the Company had expended approximately $245,000 for commercial development of the technology.

In fiscal 2001, the Company purchased for $100,000 Class B member interests in Duke’s-Sparks (“Duke’s”), a Nevada limited liability company that developed Duke’s Casino, a restricted slot operation, restaurant and entertainment facility in Sparks, Nevada. Christopher Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Duke’s.

On October 8, 2002 the Company entered into a Subordinated Loan Agreement (the “Duke’s Loan Agreement”) with Duke’s. Under the Duke’s Loan Agreement, Duke’s was entitled to borrow up to $1.1 million for construction, equipment, furnishings and other costs related to the completion and opening of Duke’s Casino. The loan, which is secured on a subordinated basis by the real property on which Duke’s is located (the “Duke’s Real Property”) and on a senior basis by non-gaming equipment and certain other personal property, matures on October 8, 2009 and bears interest at an annual rate of 15%, plus additional interest at an annual rate of 10% until such time as the option described in the following sentence is exercised. In connection with the Duke’s Loan Agreement, the Company received an option to acquire 70% of the equity in the entity that owns Duke’s. Duke’s borrowed the entire $1.1 million available under the Duke’s Loan Agreement by December 31, 2002. Furthermore, the Company has advanced Duke’s an additional approximately $333,000 on an unsecured basis, which advances are evidenced by a promissory note payable on demand. At September 30, 2003 and 2002, Duke’s Casino owed the Company approximately $1.4 million and $120,000, respectively, exclusive of the $100,000 Class B member interest purchased.

The Company’s advances to Dukes under the Duke’s Loan Agreement are subordinate to a senior loan in the amount of $4.0 million, which is secured on a senior basis by the Duke’s Real Property (the “Duke’s Senior Loan”). Duke’s is in default under both the Duke’s Senior Loan and the Company’s loans to Duke’s pursuant to the Duke’s Loan Agreement and the promissory note. Both the senior lender and the Company recorded notices of default and elections to sell the Duke’s Real Property and provided notice of such recordation to Duke’s and other parties in interest as required by Nevada law. On August 13, 2003, the trustee under the deed of trust with respect to the Duke’s Senior Loan held a foreclosure sale of the property. In the foreclosure sale, the senior lender acquired the Duke’s Real Property in partial satisfaction of the Duke’s Senior Loan, as a result of which the Company’s security interest in the Duke’s Real Property was extinguished. Pursuant to the terms of the Company’s loan agreement with Duke’s, Duke’s is prohibited from making payments on the Company’s loans until the Duke’s Senior Loan is paid in full or the senior lender waives the requirement. As a result, the Company has recorded a reserve of $1.5 million against investment and receivable from Duke’s. The Company does not believe it has any remaining obligations to the Senior Lender.

The Company and the senior lender had agreed in principle that the senior lender would sell the Duke’s Real Property to the Company for $3.7 million payable no later than June 1, 2007, subject to an increase to $3.8 million if not paid in full by June 1, 2005. The purchase price would have been evidenced by a promissory note which would have bore interest during the first 36 months of the loan at the rate of 1.75% plus the senior lender’s actual cost of funds (currently the prime rate less 25 basis points) increasing to a rate of 2.5% plus the senior lender’s cost of funds for months 37 through 48. Interest was to accrue monthly, commencing as of June 1, 2003, and be payable on a monthly basis. All principal and accrued but unpaid interest was to be payable on or before June 1, 2007. The promissory note was to be secured by a deed of trust on the Duke’s Real Property. Consummation of the purchase was subject to the execution of a mutually acceptable purchase and sale agreement, promissory note, security agreement and related closing documents. Additionally, the purchase was subject to approval of the Board of Directors of the Company. Until such time as a final agreement was reached with the senior lender with respect to the purchase of the Duke’s Real Property and the Company acquired the Duke’s Real Property, the Company had expected to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease described below. If the Company and the senior lender were unable to reach agreement and the Company did not acquire the

Duke’s Real Property, the Duke’s-Sparks Lease would be voided. As a result of the foreclosure of the Duke’s Real Property and continuing default under the Duke’s Senior Loan, and the Company’s loans to Duke’s, the Company established a reserve in the amount of $1.4 million with respect to its loans to Duke’s. In addition, the Company wrote-off its $100,000 initial investment in Duke’s.

On October 4, 2002, a subsidiary of the Company entered into a lease (the “Duke’s-Sparks Lease”) with Duke’s, with respect to the Duke’s Casino. The Duke’s-Sparks Lease provide that it would commence on the first day of the month (the “Commencement Date”) following the month in which the Company’s subsidiary obtained all required gaming regulatory approvals to conduct gaming activities at Duke’s, provided that the Commencement Date will not occur until all the remodeling work being performed by Duke’s at the facility had been substantially completed and the City of Sparks has issued a certificate of occupancy for the facility, and that it will expire on the date which is the earlier of three years after the Commencement Date or the date which is the first day of the month which immediately follows the month in which Duke’s receives the necessary regulatory approvals to operate the casino. The Duke’s-Sparks Lease provides for monthly base rent in the amount of $81,216. The required gaming regulatory approvals were obtained by the Company’s subsidiary on January 24, 2003, and the Company began operating Duke’s on February 7, 2003. However, the remodeling of the facility was not substantially complete, so the Company had not paid any rent to Duke’s. Until such time as a final agreement is reached with the senior lender with respect to the Company’s purchase of the Duke’s Real Property and the Company acquired the Duke’s Real Property, the senior lender had agreed that the Company would continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease. Because the Company and the senior lender did not reach an agreement and the Company did not acquired the Duke’s Real Property, the Duke’s-Sparks Lease was terminated on September 2, 2003. However, the Company continued to operate Duke’s Casino on a month to month basis, with no rent payable. The Company does not have any further obligation to the senior lender. The Company owns and had installed approximately 190 slot and video poker machines in Duke’s Casino valued at approximately $1.7 million. See Note 24

See Note 9 for information regarding transactions between the Company and J & J Mortgage.

21.	Contingencies and Commitments

Litigation. The Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

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

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants refiled numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. On June 26, 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. On August 15, 2002, the Ninth Circuit granted review. (The briefing is complete, an oral hearing took place on January 15, 2004 and the defendants are waiting for a court ruling.) The Company has not recorded a reserve under the provisions of SFAS No. 5 for this matter.

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

Investing and financing non-cash activities:
Non-recourse debt assumed with the acquisition of investment properties	$0	$0	$77,255

Long-term debt incurred in connection with the acquisition of machinery and equipment	$1,584	$104	$0

23.	Segment Information

The Company’s operations are in the hotel/casino industry and investment properties. The Company accounts for the segments below as described in Note 2. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland, which were acquired in March 2001. “Other and Eliminations” below includes financial information for the Company’s corporate operations and Archon Sparks Management Company, adjusted to reflect eliminations upon consolidation.

Segment information for the years ended September 30, 2003 2002 and 2001 consisted of:

	2003	2002	2001
	(dollars in thousands)
Pioneer Hotel
Operating revenues, net	$31,919	$35,468	$40,020

Operating income (loss)	$(1,017)	$251	$1,483
Depreciation and amortization	2,481	2,001	2,075
Interest income	23	17	95

EBITDA (1)	$1,487	$2,269	$3,653

Interest expense	$4,897	$4,760	$4,370

Capital expenditures (4)	$1,416	$4,143	$752

Identifiable assets (2)	$37,072	$37,099	$36,070

	2003	2002	2001
	(dollars in thousands)
Investment Properties (3)
Operating revenues, net	$12,402	$12,402	$7,204

Operating income	$8,998	$8,709	$5,508
Depreciation and amortization	3,404	3,693	1,696
Interest income	0	0	0

EBITDA (1)	$12,402	$12,402	$7,204

Interest expense	$11,322	$11,772	$7,297

Capital expenditures (4)	$0	$0	$145,019

Identifiable assets (2)	$144,301	$147,077	$150,019

Other and Eliminations
Operating revenues, net	$1,840	$895	$779

Operating loss	$(5,285)	$(2,676)	$(3,019)
Depreciation and amortization	575	341	361
Interest income	1,466	1,272	1,927

EBITDA (1)	$(3,244)	$(1,063)	$(731)

Interest expense	$(36)	$(119)	$(527)

Capital expenditures (4)	$2,191	$313	$421

Identifiable assets (2)	$56,017	$57,910	$63,396

Total
Operating revenues, net	$46,161	$48,765	$48,003

Operating income	$2,696	$6,284	$3,972
Depreciation and amortization	6,460	6,035	4,132
Interest income	1,489	1,289	2,022

EBITDA (1)	$10,645	$13,608	$10,126

Interest expense	$16,183	$16,413	$11,140

Capital expenditures (4)	$3,607	$4,456	$146,192

Identifiable assets (2)	$237,390	$242,086	$249,485

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.
(2)	Identifiable assets represent total assets less elimination for intercompany items.
(3)	During fiscal 2001, the Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The payments received under lease agreements with respect to both properties are applied to debt service payments on non-recourse indebtedness secured by the respective properties.
(4)	Includes acquisition of capital through non-cash activities.

24.	Subsequent Events

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

Duke’s Casino. On December 31, 2003, the Company ceased operations at Duke’s. Certain of the furniture, fixtures, gaming and non-gaming equipment and inventories have been transferred to the Pioneer.

Acquisition of Pioneer. On December 29, 2003, the Company completed the purchase of the fee ownership of the Pioneer in Laughlin, Nevada from an affiliate of GE pursuant to an early purchase option under its existing lease agreement dated December 29, 2000. In accordance with the lease agreement, the Company purchased certain property, including (i) the real property commonly known as 2200 South Casino Drive, located in Laughlin, Nevada, and (ii) the casino building, the hotel rooms, together with the meeting rooms, restaurants and associated facilities, (iii) building equipment and other similar additions and improvements located on the real property. The purchase price for the property was approximately $35.6 million: approximately $12.6 million was paid through funds from the restricted cash accounts, approximately $2.5 in marketable securities, approximately $2.5 million through a note from PDS Gaming that was due on December 29, 2003, and approximately $18.0 million from borrowed funds, whereby the Company acquired an $18.0 million note payable that is secured by certain land held for development in Las Vegas.

25.	Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended September 30, 2003, the Company determined that it had incorrectly classified $4.8 million in Cash Flows form Operating activities instead of Cash Flow from Financing activities; the Company also determined the need to record an additional $600,000 allowance for a certain note receivable from Duke’s casino and other investment property; and determined that the accrual of undeclared preferred stock dividends within stockholders’ equity was not correct.

As a result, the consolidated financial statements for the years ended September 30, 2003 and 2002 have been restated from the amounts previously reported to correct the classification of the cash flow item, to record the additional charge related to Duke’s casino and other investment property and reverse the accrual of undeclared preferred stock dividends.

The following is a summary of the significant events of the restatement to the financial statements.

	For the year ended September 30, 2003
Consolidated Statement of Operations	As Previously Reported	Adjustments	As Restated
Operating expenses:
Provision for loss on Duke’s receivable and investment	$1,100,000	$600,000	$1,700,000

Total operating expenses	$42,865,780	$600,000	$43,465,780

Operating income	$3,295,689	$(600,000)	$2,695,689

Income (loss) before income tax (expense) benefit	$(11,398,447)	$(600,000)	$(11,998,447)

Federal income tax (expense) benefit	$3,947,668	$204,000	$4,151,668

Net income (loss)	$(7,450,779)	$(396,000)	$(7,846,779)

Net income (loss) applicable to common shares	$(8,977,390)	$(396,000)	$(9,373,390)

Net income (loss) per common share	$(1.44)	$(0.07)	$(1.51)

	As of September 30, 2003
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
Other assets	$12,126,516	$(600,000)	$11,526,516

Total assets	$237,990,190	$(600,000)	$237,390,190

Liabilities:
Deferred income taxes	$30,143,408	$(204,000)	$29,939,408

Total liabilities	$213,342,234	$(204,000)	$213,138,234

Stockholders’ equity:
Preferred Stock	$18,090,538	$(8,164,317)	$9,926,221

Additional paid-in capital	$58,883,538	$(4,354,468)	$54,529,070

Accumulated deficit	$(53,071,658)	$(396,000)	—

	—	$12,518,785	$(40,948,873)

Total stockholders’ equity	$24,647,956	$(396,000)	$24,251,956

Total liabilities and stockholders’ equity	$237,990,190	$(600,000)	$237,390,190

	As of September 30, 2002
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
Stockholders’ equity:
Preferred Stock	$18,146,756	$(7,280,435)	$10,866,321

Additional paid-in capital	$57,437,482	$(3,711,739)	$53,725,743

Accumulated deficit	$(44,094,268)	$10,992,174	$(33,102,094)

26.	Quarterly Results of Operations (Unaudited)

	2003	2002
	(dollars in thousands, except per share)
Revenues:
First Quarter	$11,300	$12,406
Second Quarter	13,075	14,027
Third Quarter	11,482	11,383
Fourth Quarter	10,304	10,949

	$46,161	$48,765

Operating income (loss):
First Quarter	$1,211	$1,586
Second Quarter	1,976	2,717
Third Quarter	(173)	1,072
Fourth Quarter	(318)	909

	$2,696	$6,284

Net loss:
First Quarter	$(1,482)	$(1,369)
Second Quarter	(1,295)	(827)
Third Quarter	(2,410)	(3,683)
Fourth Quarter	(2,660)	(1,828)

	$(7,847)	$(7,707)

Net loss applicable to common shares:
First Quarter	$(1,861)	$(1,369)
Second Quarter	(1,673)	(827)
Third Quarter	(2,796)	(3,683)
Fourth Quarter	(3,043)	(1,828)

	$(9,373)	$(7,707)

Net loss per common share:
First Quarter	$(0.30)	$(0.28)
Second Quarter	(0.27)	(0.20)
Third Quarter	(0.45)	(0.66)
Fourth Quarter	(0.49)	(0.36)

	$(1.51)	$(1.50)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and the Chief Financial Officer concluded that Archon Corporation’s disclosure controls and procedures are effective.

However, the Company’s audit committee has recently reviewed the Company’s internal disclosure controls and procedures in light of the Company’s mistaken belief, in connection with its original filing of its annual report on Form 10-K filed on December 29, 2003, that Deloitte had delivered its annual report and consent. The audit committee has concluded that the Company’s new Chief Financial Officer should further evaluate the Company’s disclosure controls and procedures to determine if, in fact, any changes would provide more assurance of achieving the desired control objectives.

No change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There have not been any changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s controls as of the end of the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following is a list of the current executive officers and directors of the Company:

Name	Position with the Company
Paul W. Lowden	Chairman of the Board, President and Chief Executive Officer
Suzanne Lowden	Director, Executive Vice President, and Assistant Secretary
John W. Delaney (1)(2)	Director
William J. Raggio (1)(2)	Director
Howard E. Foster (1)	Preferred Stockholder Special Director
Jay Parthemore	Preferred Stockholder Special Director
John M. Garner	Chief Financial Officer, Secretary, and Treasurer

(1)	Member of the Audit Committee of the Company.
(2)	Member of the Compensation Committee of the Company.

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

John M. Garner

John Garner is 44 years old and was appointed Chief Financial Officer, Treasurer and Secretary on February 9, 2004. Prior to joining the Company, Mr. Garner, a Certified Public Accountant, served as Chief Financial Officer and Treasurer of Mikohn Gaming Corporation from August 2002 to January 2004 and Director of Finance from July 2001 to August 2002; served as Chief Financial Officer and Treasurer of Paul-Son Gaming Corporation from July 1998 to July 2001 and served as Corporate Controller-Vice President of Finance of Alliance Gaming Corporation/Bally Gaming, Inc. from 1989 through 1998. Prior to these positions, Mr. Garner practiced public accounting with Ernst & Young and Peat Marwick Mitchell.

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

Item 11. Executive Compensation

Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2003, 2002 and 2001 of Paul W. Lowden, the Chief Executive Officer and Charles W. Sandefur, the former Chief Financial Officer. There were no other executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2003 that earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2003.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)			Other Annual Compensation($)(1)		All Other Compensation ($)
Paul W. Lowden President, Chairman of the Board and CEO	2003 2002 2001	$ $ $	550,000 550,000 550,000	$ $ $	200,000 243,750 243,750	(2) (2) (2)	$ $ $	0 0 0	$ $ $	4,511 31,772 42,627	(3) (3) (3)
Charles W. Sandefur (5) Former Senior Vice President, CFO, Secretary and Treasurer	2003 2002 2001	$ $ $	100,000 48,077 0	$ $ $	1,083 0 0		$ $ $	0 0 0	$ $ $	317 0 0	(4)

(1)	The Company provides perquisites and other personal benefits, including automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company’s hotel-casino. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry, the Company believes the value of all such perquisites and other personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the persons named above.
(2)	See “Compensation Arrangements with Mr. Lowden.”
(3)	“All Other Compensation” for Paul W. Lowden in fiscal 2003 includes $1,511 of group term life insurance paid by the Company for the benefit of Mr. Lowden, and $3,000 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Paul W. Lowden in fiscal 2002 includes $29,022 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,750 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Paul W. Lowden in fiscal 2001 includes $40,002 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,625 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden.
(4)	“All Other Compensation” for Charles W. Sandefur in fiscal 2003 includes $48 of group term life insurance paid by the Company for the benefit of Mr. Sandefur, and $269 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Sandefur.
(5)	Mr. Sandefur began his employment in May 2002, and therefore, the amounts reflected above for 2002 represent only the period from the commencement of his employment through the end of that year. Mr. Sandefur resigned on February 6, 2004.

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

Savings Plan

The Company has adopted a savings plan qualified under Section 401(k) of the of the Internal Revenue Code of 1986, as amended (the “Code”), (the “Savings Plan”). The Savings Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2003 was $54,000 of which $3,000, $269 and $525 were contributed by the Company to the account of Mr. Lowden, Mr. Sandefur and all other executive officers as a group, respectively, as matches for employee contributions made.

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

Named Beneficial Owner	Shares of Common Stock		Percent	Shares of Preferred Stock		Percent
Paul W. Lowden (1)	4,980,144	(2)	75.7%	810,000	(3)	17.6%
Suzanne Lowden	4,792	(4)	*	2,524	(5)	*
Charles W. Sandefur	2,000	(6)	*	0		0
John W. Delaney	13,750	(7)	*	0		0
William J. Raggio	17,972	(7)	*	5,472		*
Howard Foster	12,500	(7)	*	128,126		2.8%
Jay Parthemore	150,007		2.4%	200		*
All Directors and Officers as a group (7 persons)	5,181,165		78.9%	946,322		20.6%

*	Less than 1.0%
(1)	The address for Paul W. Lowden is c/o Archon Corporation, 3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(2)	Includes 1,528,970 shares held by LICO, which is wholly owned by Mr. Lowden.
(3)	Includes 804,941 shares held by LICO, which is wholly owned by Mr. Lowden.
(4)	Includes 4,521 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.
(5)	Includes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.
(6)	Represents outstanding stock options with respect to 2,000 shares held by Mr. Sandefur who resigned on February 6, 2004.
(7)	Includes 12,500 shares that may be acquired upon the exercise of outstanding stock options.

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

The Company’s advances to Dukes under the Duke’s Loan Agreement are subordinate to a senior loan in the amount of $4.0 million, which is secured on a senior basis by the Duke’s Real Property (the “Duke’s Senior Loan”). Duke’s is in default under both the Duke’s Senior Loan and the Company’s loans to Duke’s pursuant to the Duke’s Loan Agreement and the promissory note. Both the senior lender and the Company recorded notices of default and elections to sell the Duke’s Real Property and provided notice of such recordation to Duke’s and other parties in interest as required by Nevada law. On August 13, 2003, the trustee under the deed of trust with respect to the Duke’s Senior Loan held a foreclosure sale of the property. In the foreclosure sale, the senior lender acquired the Duke’s Real Property in partial satisfaction of the Duke’s Senior Loan, as a result of which the Company’s security interest in the Duke’s Real Property was extinguished. Pursuant to the terms of the Company’s loan agreement with Duke’s, Duke’s is prohibited from making payments on the Company’s loans until the Duke’s Senior Loan is paid in full or the senior lender waives the requirement. As a result, the Company recorded a reserve of $1.5 million against investment and receivable from Duke’s.

The Company and the senior lender had agreed in principle that the senior lender would sell the Duke’s Real Property to the Company for $3.7 million payable no later than June 1, 2007, subject to an increase to $3.8 million if not paid in full by June 1, 2005. The purchase price would have been evidenced by a promissory note which would have bore interest during the first 36 months of the loan at the rate of 1.75% plus the senior lender’s actual cost of funds (currently the prime rate less 25 basis points) increasing to a rate of 2.5% plus the senior lender’s cost of funds for months 37 through 48. Interest was to accrue monthly, commencing as of June 1, 2003, and be payable on a monthly basis. All principal and accrued but unpaid interest was to be payable on or before June 1, 2007. The promissory note was to be secured by a deed of trust on the Duke’s Real Property. Consummation of the purchase was subject to the execution of a mutually acceptable purchase and sale agreement, promissory note, security agreement and related closing documents. Additionally, the purchase was subject to approval of the Board of Directors of the Company. Until such time as a final agreement was reached with the senior lender with respect to the purchase of the Duke’s Real Property and the Company acquired the Duke’s Real Property, the Company had expected to continue to operate Duke’s on the same terms as provided in the Duke’s-Sparks Lease described below. If the Company and the senior lender were unable to reach agreement and the Company did not acquire the Duke’s Real Property, the Duke’s-Sparks Lease would be voided. As a result of the foreclosure of the Duke’s Real Property and continuing default under the Duke’s Senior Loan, and the Company’s loans to Duke’s, the Company established a reserve in the amount of $1.4 million with respect to its loans to Duke’s. In addition, the Company wrote-off its $100,000 initial investment in Duke’s.

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

PART IV

Item 15. Exhibits and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(b)	Reports on Form 8-K filed during the fourth fiscal quarter of 2003.

None

(c)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K/A:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (12)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13½% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Employment Agreement by and among Santa Fe Gaming Corporation and Thomas K. Land dated October 1, 1999. (4)

10.5	First amendment to the Employment Agreement, dated October 1, 1998 by and among Santa Fe Gaming Corporation and Thomas K. Land. (4)

10.6	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.7	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.8	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.9	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.10	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.11	Asset Purchase Agreement dated June 12, 2000 by and among Santa Fe Hotel Inc., Santa Fe Gaming Corporation and Station Casinos, Inc. (8)

10.12	Credit Agreement dated as of June 12, 2000 by and between Pioneer Hotel Inc. and Station Casinos, Inc. (8)

10.13	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.14	Guaranty by Santa Fe Gaming Corporation, guarantor; Pioneer Hotel Inc., tenant and guarantor and Santa Fe Hotel Inc., guarantor dated December 29, 2000. (9)

10.15	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.16	Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000. (9)

10.17	Lease Schedule No. 1 to Master Lease Agreement by and between PDS Gaming Corporation-Nevada and Pioneer Hotel Inc. dated December 29, 2000. (9)

10.18	Guaranty by and between PDS Gaming Corporation-Nevada and Santa Fe Gaming Corporation dated December 29, 2000. (9)

10.19	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

10.20	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.21	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.22	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.23	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.24	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.25	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.26	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.27	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.28	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.29	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.30	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.31	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.32	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (13)

10.33	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (13)

10.34	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (13)

10.35	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (14)

10.36	Security Agreement and Second Deed of Trust Dated October 8, 2002 (15)

10.37	Demand Note dated February 6, 2003 in favor of Archon Corporation. (16)

21	Subsidiaries of Archon Corporation (17)

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Paul W. Lowden, Principal Executive Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John M. Garner, Principal Financial Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	- Filed concurrently herewith.

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K/A (Amendment No. 1) dated January 23, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

February 27, 2004	By:	/s/ Paul W. Lowden
Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul W. Lowden	Chairman of the Board and President (Principal Executive Officer)	February 27, 2004
Paul W. Lowden

/s/ John Delaney	Director	February 27, 2004
John Delaney

/s/ Suzanne Lowden	Director	February 27, 2004
Suzanne Lowden

/s/ William J. Raggio	Director	February 27, 2004
William J. Raggio

/s/ Howard E. Foster	Special Director	February 27, 2004
Howard E. Foster

/s/ Jay Parthemore	Special Director	February 27, 2004
Jay Parthemore

/s/ John M. Garner	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	February 27, 2004
John M. Garner