Form 10-Q
period 2003-12-31
ARCHON CORP
filed 2004-03-18
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,221,431	as of	March 11, 2004

ARCHON CORPORATION

i

ARCHON CORPORATION

PART I. – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,880,502	$5,852,354
Investment in marketable securities	4,530,568	7,262,208
Accounts receivable, net	135,423	3,178,143
Inventories	339,881	288,947
Prepaid expenses and other	1,142,016	755,537

Total current assets	11,028,390	17,337,189
Land held for development	23,109,400	23,109,400
Property held for investment, net	136,031,617	136,824,589
Property and equipment, net	32,983,601	34,693,525
Restricted cash	0	13,898,971
Other assets	9,574,459	11,526,516

Total assets	$212,727,467	$237,390,190

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited) (Continued)

	December 31, 2003	September 30, 2003
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,917,140	$2,668,187
Interest payable	213,492	2,249,954
Accrued and other liabilities	3,028,626	3,071,866
Current portion of debt	3,391,125	3,510,004
Current portion of non-recourse debt	6,726,977	6,414,730

Total current liabilities	16,277,360	17,914,741
Debt – less current portion	18,523,766	1,073,305
Non-recourse debt – less current portion	107,899,906	110,987,179
Obligation under lease	0	36,637,505
Deferred income taxes	29,348,157	29,939,408
Other liabilities	17,915,277	16,586,096
Stockholders’ equity	22,763,001	24,251,956

Total liabilities and stockholders’ equity	$212,727,467	$237,390,190

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Revenues:
Casino	$7,396,205	$6,772,329
Hotel	644,206	557,582
Food and beverage	2,150,155	1,707,677
Investment properties	3,100,562	3,100,562
Other	480,569	580,593

Gross revenues	13,771,697	12,718,743
Less casino promotional allowances	(2,088,254)	(1,418,532)

Net operating revenues	11,683,443	11,300,211

Operating expenses:
Casino	4,211,083	3,875,754
Hotel	144,231	178,338
Food and beverage	942,071	874,896
Other	280,707	472,323
Selling, general and administrative	1,190,915	1,262,924
Corporate expenses	751,515	620,278
Utilities and property expenses	1,323,303	1,247,386
Depreciation and amortization	1,616,791	1,557,538

Total operating expenses	10,460,616	10,089,437

Operating income	1,222,827	1,210,774
Interest expense	(3,776,683)	(3,889,786)
Interest income	261,973	433,146

Loss before income tax benefit	(2,291,883)	(2,245,866)

Federal income tax benefit	779,240	763,594

Net loss	(1,512,643)	(1,482,272)

Dividends on preferred shares	(394,144)	(379,224)

Net loss applicable to common shares	$(1,906,787)	$(1,861,496)

Average common shares outstanding	6,221,431	6,221,431

Average common and common equivalent shares outstanding	6,221,431	6,221,431

Loss per common share:
Basic	$(0.31)	$(0.30)

Diluted	$(0.31)	$(0.30)

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Stockholders’ Equity

(Unaudited)

For the Three Months Ended December 31, 2003

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2003	$62,214	$9,926,221	$54,529,070	$(40,948,873)	$844,841	$(73,743)	$(87,774)	$24,251,956
Net loss				(1,512,643)				(1,512,643)
Preferred stock purchased		(72,632)	15,739					(56,893)
Unrealized gain on marketable securities					80,581			80,581

Balances, December 31, 2003	$62,214	$9,853,589	$54,544,809	$(42,461,516)	$925,422	$(73,743)	$(87,774)	$22,763,001

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Cash and cash equivalents provided by operations	$448,833	$378,014
Changes in assets and liabilities:
Accounts receivable, net	3,042,720	1,937,007
Inventories	(50,934)	(80,022)
Prepaid expenses and other	(386,479)	89,618
Deferred income taxes	(591,250)	(763,594)
Other assets	(605,942)	(455,061)
Accounts payable	248,953	(63,796)
Interest payable	(2,036,462)	(2,073,053)
Accrued and other liabilities	1,285,941	1,083,799

Net cash provided by operating activities	1,355,380	52,912

Cash flows from investing activities:
Decrease in restricted cash	13,898,971	724,896
Capital expenditures	(468,340)	(99,956)
Marketable securities purchased	(49,237)	(1,924,240)
Marketable securities sold	2,861,458	1,494,231

Net cash provided by investing activities	16,242,852	194,931

Cash flows from financing activities:
Paid on debt and obligation under lease	(39,013,191)	(2,518,015)
Note receivable	2,500,000	0
Proceeds from debt	18,000,000	0
Preferred stock acquired	(56,893)	(475,954)

Net cash used in financing activities	(18,570,084)	(2,993,969)

Decrease in cash and cash equivalents	(971,852)	(2,746,126)
Cash and cash equivalents, beginning of period	5,852,354	8,615,412

Cash and cash equivalents, end of period	$4,880,502	$5,869,286

See the accompanying Notes to Consolidated Condensed Financial Statements (Unaudited).

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”), is a publicly held Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) and at the corner of Rainbow and Lone Mountain Road, both in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

The consolidated condensed financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month period are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Forms 10-K and 10-K/A for the year ended September 30, 2003.

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

Earnings Per Share. The Company presents its per share results in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 540,000 were not included in diluted calculations during either quarter ended December 31, 2003 or 2002 since the Company incurred a net loss during both periods and the effect would be antidilutive.

Accounting for Stock-Based Compensation. The Company had a Key Employee Stock Option Plan (the “Stock Option Plan”) which terminated in 2003 for the issuance of new grants. The Company accounts for the Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Stock Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended December 31,
	2003	2002
	(amounts in thousands except for per share)
Net loss applicable to common shares	$(1,907)	$(1,861)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0

Pro forma net loss applicable to common shares	$(1,907)	$(1,861)

Loss per common share:
Basic and diluted -as reported	$(0.31)	$(0.30)

Basic and diluted -pro forma	$(0.31)	$(0.30)

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

Recently Issued Accounting Standards. – FIN 46. In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) FIN 46, Consolidation of Variable Interest Entities (“VIEs”). In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R will be effective for interests in certain variable interest entities for periods ending after March 15, 2004 unless FIN 46 was previously applied.

FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those in which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and are effective during the Company’s second quarter of its 2004 fiscal year. The Company has evaluated its relationships and does not believe it has any significant, consolidatable VIEs. As such, the Company does not believe the adoption of this interpretation will have a material impact on its results of operations or financial position.

3. Cash and Cash Equivalents

At December 31, 2003, the Company held cash and cash equivalents of $4.9 million compared to $5.9 million at September 30, 2003. At December 31, 2003, approximately $1.6 million was held in escrow pursuant to the agreements related to the SFHI Asset Sale. The $1.6 million was released to the Company from the close of escrow in January 2004.

4. Restricted Cash

At December 31, 2003 and September 30, 2003, approximately $0 and $13.9 million, respectively, were held by Santa Fe Hotel Inc. (“SFHI”) and was restricted in use and had been pledged to secure SFHI’s guaranty of PHI’s lease and license obligations. During the three months ended December 31, 2003, the Company satisfied PHI’s lease and license obligations by exercising an early purchase option. In exercising this option, the Company used approximately $12.6 million of restricted cash related to this exercised option. The remaining restricted cash was used to fund capital expenditures during the three months ended December 31, 2003.

5. Other Assets

Included in “Other Assets” at December 31, 2003 and September 30, 2003 is a note receivable from PDS Gaming, Inc. with a rate of 10% and a maturity date of the earlier of November 1, 2004, or December 29, 2003 if the Company exercises the Early Purchase Option in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI (which the Company notified GE that it intends to exercise and in fact did exercise) of approximately $2.4 million and $4.9 million, respectively.

Also included in “Other Assets” at December 31, 2003 and September 30, 2003 are unamortized loan issue costs, which were incurred when the Company acquired certain rental property and deferred rents of approximately $2.5 million and $2.6 million, respectively. The unamortized loan issue costs are being amortized on the straight-line basis over the loan period.

Also included in “Other Assets” at December 31, 2003 and September 30, 2003 is approximately $700,000 and $700,000, respectively, of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly by Archon to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

6. Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three months ended December 31, 2003 and 2002 is as follows:

	Three Months Ended December 31,
	2003	2002
	(amounts in thousands)
Net loss	$(1,513)	$(1,482)
Unrealized gain on marketable securities	81	168

Comprehensive loss	$(1,432)	$(1,314)

7. Related Parties

The Company has entered into a Patent Rights and Royalty Agreement (the “Agreement”) with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the Agreement within thirty days prior to the renewal or the Agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. At December 31, 2003, the Company has previously expensed approximately $250,000 for commercial development of the technology.

The Company, had previously loaned approximately $1.4 million to Duke’s – Sparks (“Duke’s”), a Nevada limited liability company. The Company, through its wholly-owned subsidiary Archon Sparks Management Company (“ASMC”), operated Duke’s casino. Chris Lowden, son of Paul W. Lowden, is a limited partner in the company which is a managing member of Duke’s. The Company also acquired a $100,000 Class B member interest in Duke’s.

In December 2003, Duke’s closed its casino operations. The Company has written-off its investment in Duke’s and has recorded a reserve for its receivable from Duke’s of approximately $1.4 million during its fiscal year ended September 30, 2003 and has no further asset exposure from Duke’s.

See Note 5 for information regarding transactions between the Company and J & J Mortgage.

8. Federal Income Tax

The Company recorded federal income tax benefits based on statutory rates of $779,000 and $764,000, respectively, for the quarters ended December 31, 2003 and 2002.

9. Lease Retirement

On December 29, 2003, the Company exercised an early purchase option to acquire leases related to PHI from a third party. The Company paid approximately $35.6 million in exercising its option to retire certain lease obligations of approximately $18.0 million. Proceeds from debt of approximately $18.0 million as well as a use of marketable securities, cash and collections on certain receivables, financed this acquisition. Previous agreements, covenants and restrictions on the use of cash related to the lease agreements are no longer applicable. The debt of $18.0 million is secured by land held for investment by the Company, as well as a personal guaranty from the Company’s Chief Executive Office and Chairman of the Board and requires monthly principal and interest payments of approximately $120,000 with a balloon payment of approximately $16.3 million in December 2006. The debt bears interest at a variable rate (approximately 5% at December 31, 2003).

As part of the early purchase option exercise, whereby the Company paid approximately $1.4 million less than its recorded book value of capital lease obligations, the Company reduced its carrying value of property and equipment by $1.4 million in accordance with Financial Interpretation No. 26, “Accounting for Purchase of a Leased Asset By the Lessee During the Term of the Lease, An Interpretation of FASB Statement No. 13”.

10. Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the quarters ended December 31, 2003 and 2002 is presented below:

	Three Months Ended December 31,
	2003	2002
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$5,468	$5,460

Cash paid during the period for income taxes	$0	$0

Investing and financing non-cash activities:
Negative amortization of obligation under lease	$345	$303

Reduction of property and equipment from acquisition of capital leases	$1,412	$0

Unrealized gain on marketable securities	$81	$168

11. Segment Information

The Company’s operations are in the hotel/casino industry and investment properties. The Company’s significant hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations and Archon Sparks Management Company adjusted to reflect eliminations upon consolidation.

Set forth below is the financial information for the segments in which the Company operates for the three-month periods ended December 31, 2003 and 2002:

	Three Months Ended December 31,
	2003	2002
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$8,037	$8,124

Operating loss	$(42)	$(389)
Depreciation and amortization	606	636

EBITDA (1)	$564	$247

Interest expense	$1,252	$1,211

Interest income	$7	$6

Capital expenditures	$468	$100

Identifiable assets (2)	$35,569	$36,290

Investment Properties:
Operating revenues	$3,101	$3,101

Operating income	$2,250	$2,250
Depreciation and amortization	851	851

EBITDA (1)	$3,101	$3,101

Interest expense	$2,501	$2,717

Interest income	$0	$0

Capital expenditures	$0	$0

Identifiable assets (2)	$140,568	$143,374

Other and Eliminations:
Operating revenues	$545	$75

Operating loss	$(986)	$(650)
Depreciation and amortization	160	71

EBITDA (1)	$(826)	$(579)

Interest expense	$24	$(38)

Interest income	$255	$427

	Three Months Ended December 31,
	2003	2002
	(dollars in thousands)
Capital expenditures	$0	$0

Identifiable assets (2)	$36,590	$56,599

Total:
Operating revenues	$11,683	$11,300

Operating income	$1,222	$1,211
Depreciation and amortization	1,617	1,558

EBITDA (1)	$2,839	$2,769

Interest expense	$3,777	$3,890

Interest income	$262	$433

Capital expenditures	$468	$100

Identifiable assets (2)	$212,727	$236,263

(1)	EBITDA represents earnings before interest, taxes, depreciation, and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.
(2)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Forms 10-K and 10-K/A for the year ended September 30, 2003. These historical financial statements may not be indicative of the Company’s future performance.

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel and Casino. It also owns land in Las Vegas, Nevada that it plans to develop in the near future. Management may develop its owned land on the Las Vegas Strip as it believes that the trend of continued development in Las Vegas, Nevada of themed resorts which attract visitors will continue in the foreseeable future.

The Company’s property in Laughlin, Nevada has experienced a flattening of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Management believes Laughlin has now become a mature market with marginal growth forecasted for the next few years based on its current plans.

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

Long-Lived Assets. We have a significant investment in long-lived property and equipment. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. We estimate useful lives for our assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, we would record an impairment charge. We review useful lives and obsolescence and we assess the commercial viability of these assets periodically.

Income Taxes. The Company has recorded a valuation allowance to reduce its deferred tax assets to the balance it believes can be recovered based on forecasted taxable income. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, an adjustment to decrease the valuation allowance would increase income in the period in which the profit is realized.

Results of Operations – Three Months Ended December 31, 2003 and 2002

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the three months ended December 31, 2003 were $11.7 million, an approximate $400,000, or 3.4%, increase from $11.3 million for the three months ended December 31, 2002. Income from investment properties was $3.1 million in each of the quarters ended December 31, 2003 and 2002. Net operating revenues decreased by $100,000 to $8.0 million at the Pioneer Hotel and Gambling Hall (the “Pioneer”) compared to the three months ended December 31, 2002. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003 and closed on December 31, 2003, had revenues of $400,000.

Operating Expenses. Total operating expenses for the three months ended December 31, 2003 were $10.5 million, a $400,000, or 3.7%, increase from $10.1 million for the three months ended December 31, 2002. Total operating expenses as a percentage of net revenue increased to 89.5% for the three months ended December 31, 2003 from 89.3% for the three months ended December 31, 2002. Operating expenses decreased by $400,000, or 5.1%, at the Pioneer due principally to headcount reductions throughout 2003. ASMC had operating expenses of $700,000 during the 2003 quarter as compared to $0 in the 2002 quarter.

Operating Income. Consolidated operating income for the three months ended December 31, 2003 was $1.2 million, unchanged from $1.2 million for the three months ended December 31, 2002. Operating income of $2.3 million for the three months ended December 31, 2003 and 2002, respectively, is attributable to the investment properties. Operating loss decreased by $340,000 to $40,000 at the Pioneer. ASMC had an operating loss of $300,000.

Interest Expense. Consolidated interest expense for the three months ended December 31, 2003 was $3.8 million, a $100,000 decrease compared to $3.9 million for the three months ended December 31, 2002.

Interest Income. Consolidated interest income for the three months ended December 31, 2003 was $300,000, a $100,000 decrease compared to $400,000 for the three months ended December 31, 2002, primarily due to a decrease in investment in marketable securities.

Loss Before Income Tax. Consolidated loss before income tax for the three months ended December 31, 2003 was $2.3 million, a $100,000 increase compared to a loss of $2.2 million for the three months ended December 31, 2002.

Federal Income Tax. The Company recorded a federal income tax benefit of approximately $800,000 for the three months ended December 31, 2003 and 2002 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $400,000 for each of the three months ended December 31, 2003 and 2002, respectively, accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $1.9 million, or $0.31 per common share, for the three months ended December 31, 2003 similar to the net loss attributable to common shares of $1.9 million, or $0.30 per common share, for the three months ended December 31, 2002.

Pioneer

General. Casino, hotel and food / beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel and food / beverage revenues and expenses included in the Company’s unaudited consolidated condensed statements of operations and are discussed separately below. There are other insignificant casino and food / beverage revenues and expenses in the 2003 quarterly period from ASMC which are not discussed in similar detail below.

Net Operating Revenues. Net operating revenues at the Pioneer decreased $100,000, or 1.1%, to $8.0 million for the three months ended December 31, 2003 from $8.1 million for the three months ended December 31, 2002 due to a decrease in the number of casino patrons.

Casino revenues increased $300,000, or 3.9%, to $7.0 million for the three months ended December 31, 2003 from $6.8 million for the three months ended December 31, 2002. Slot and video poker revenues increased $400,000, or 6.5%, to $6.1 million for the three months ended December 31, 2003 from $5.8 million for the three months ended December 31, 2002. Management believes this increase was a result of the utilization of newer slot equipment in the 2003 quarter which had a slightly higher hold percentage. Other gaming revenues, including table games, decreased $100,000, or 11.2%, to $900,000 for the three months ended December 31, 2003 from $1.0 million for the three months ended December 31, 2002. Casino promotional allowances increased, $600,000, or 44.5%, to $2.0 million for the three months ended December 31, 2003 from $1.4 million for the three months ended December 31, 2002 primarily due to enhancements made to the Pioneer’s players’ club program.

Net hotel revenues remained unchanged at approximately $600,000 for the three month periods ended December 31, 2003 and 2002, as a decrease in occupancy rate to 60.8% from 65.8% for the three months ended December 31, 2003 was offset by an increase in average daily room rate. Food and beverage revenues increased $400,000, or 21.6%, to $2.1 million for the three months ended December 31, 2003 compared to $1.7 million for the three months ended December 31, 2002 primarily due to the increase in casino promotional allowances. Other revenues decreased $200,000, or 34.3%, to $300,000 for the three months ended December 31, 2003 from $500,000 for the three months ended December 31, 2002 due to decreased sales in the Pioneer’s retail outlets caused by competition from retail sales in other casinos in Laughlin.

Operating Expenses. Operating expenses decreased $400,000, or 5.1%, to $8.1 million for the three months ended December 31, 2003 from $8.5 million for the three months ended December 31, 2002, as discussed below. Operating expenses as a percentage of revenue decreased to 100.5% for the three months ended December 31, 2003 from 104.8% for the three months ended December 31, 2002 principally as a result of the aforementioned reduction in headcount during 2003.

Casino expenses were unchanged at $3.9 million for the three months ended December 31, 2003 and 2002. The increase in casino promotional allowances was offset by reductions in other casino expenses. Casino expenses as a percentage of casino revenues decreased to 55.4% for the three months ended December 31, 2003 from 57.2% for the three months ended December 31, 2002. Hotel expenses were relatively unchanged at $100,000 for the three months ended December 31, 2003 compared to $200,000 for the three months ended December 31, 2002. Food and beverage expenses were unchanged at $900,000 for the three months ended December 31, 2003 and 2002. An increase in cost of sales was offset by reductions in other food and beverage expenses. Food and beverage expenses as a percentage of food and beverage revenues decreased to 41.4% for the three months ended December 31, 2003 from 51.2% for the three months ended December 31, 2002. Other expenses decreased $200,000, or 41.9%, to $300,000 for the three months ended December 31, 2003 compared to $500,000 for the three months ended December 31, 2002. The decrease was related to the lower volume of retail sales. Other expenses as a percentage of other revenues decreased to 81.6% for the three months ended December 31, 2003 from 92.1% for the three months ended December 31, 2002.

Selling, general and administrative expenses decreased $200,000, or $15.6%, to $1.2 million for the three months ended December 31, 2003 from $1.4 million for the three months ended December 31, 2002 primarily due to decreased advertising and payroll expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 15.0% for the three months ended December 31, 2003 from 17.6% for the three months ended December 31, 2002. Utilities and property expenses were unchanged at $1.1 million for the three months ended December 31, 2003 and 2002. Utilities and property expenses as a percentage of revenues increased to 13.6% for the three months ended December 31, 2003 from 12.9% for the three months ended December 31, 2002. Depreciation and amortization expenses were unchanged at $600,000 for the three months ended December 31, 2003 and 2002.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of December 31, 2003 (for the nine month period ending September 30, 2004 and for the fiscal years ending September 30, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter.)

	Payments Due By Periods (1)
	2004	2005	2006	2007	2008	2009	2010 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,076	$1,658	$1,915	$2,195	$2,490	$2,828	$40,302	$52,464
Sovereign	2,565	28,400	0	0	0	0	31,199	62,164
Debt:
Building	46	70	80	14	0	0	0	210
Equipment	547	589	317	0	0	0	0	1,453
Mortgage obligation	390	565	594	16,451	0	0	0	18,000
Other	2,246	6	0	0	0	0	0	2,252
Operating leases:
Ground lease	608	807	807	807	807	807	55,915	60,558
Corporate offices	89	108	54	0	0	0	0	251

Total	$7,567	$32,203	$3,767	$19,467	$3,297	$3,635	$127,416	$197,352

(1)	Expected cash interest payments are $7.0 million, $11.1 million, $8.2 million, $7.4 million, $7.0 million, $6.8 million and $52.8 million for the nine months ending September 30, 2004, the fiscal years ending September 30, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

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

Liquidity. As of December 31, 2003, the Company held cash and cash equivalents of $4.9 million compared to $5.9 million at September 30, 2003. Approximately $1.6 million at December 31, 2003 was held in escrow pursuant to the agreements related to the sale of the Santa Fe assets. The $1.6 million was released to the Company from the close of escrow in January 2004. In addition, the Company had $4.5 million in investment in marketable securities at December 31, 2003. The investment properties were structured such that future tenants payments cover future required mortgage payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve month period ending December 31, 2004.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $1.4 million for the three months ended December 31, 2003 as compared to $100,000 for the three months ended December 31, 2002. The increase was primarily due to a decrease in accounts receivable, net.

Cash Flows from Investing Activities. Cash provided by investing activities was $16.2 million for the three months ended December 31, 2003, as compared to cash provided by investing activities of $200,000 for the three months ended December 31, 2002 due to a reduction in restricted cash and marketable securities. The restricted cash and marketable securities were used to fund, in part, the purchase of certain lease obligations as described below.

Cash Used in Financing Activities. Cash used in financing activities was $18.6 million for the three months ended December 31, 2003 as compared to $3.0 million for the three months ended December 31, 2002. For the three months ended December 31, 2003 and 2002, the Company repaid $39.0 million and $2.5 million of debt and obligations under lease, respectively. For the three months ended December 31, 2003, the Company received a $2.5 million payment on a note receivable and $18.0 million proceeds from a loan, as described below. For the three months ended December 31, 2002, the Company used $500,000 to acquire shares of its preferred stock.

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

The Company’s primary use of funds is for operations of Archon, which includes costs of executive and administrative personnel, administrative functions and costs to explore development opportunities. The Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was exercised on December 29, 2003 in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities. Obligations under lease of $37.0 million were retired under this option. Accordingly, the Company recorded a reduction of its carrying value of property and equipment at the Pioneer of approximately $1.4 million in connection with this transaction.

Pioneer

Pioneer’s principal uses of cash are for payments of obligations under lease, rent and capital expenditures to maintain the facility. The Company has implemented changes in personnel, promotional programs and slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share that has been lost in the Laughlin market. Additionally, capital improvements to the Pioneer’s food and beverage and other retail outlets were completed in October 2003. The capital expenditures totaled approximately $900,000 and were mainly funded with cash from Pioneer’s restricted cash accounts. As a result of the Company’s exercise of its early purchase option to retire the leases, there are no longer any restrictions on the use of Pioneer’s cash nor are there any other operational restrictions or requirements which otherwise existed prior to the exercise.

Payments of obligations under lease were $900,000, for each of the three months ended December 31, 2003 and 2002 and rent expense was approximately $200,000 for each of the three months ended December 31, 2003 and 2002. Capital expenditures to maintain the facility in fiscal 2004 are expected to be approximately $1.5 million.

As a consequence of the exercise of the EPO, payments of obligations under lease, which would have increased in January 2004 from $280,000 per month to $340,000 per month, ceased after December 2003. Instead, the Company will be making principal and interest payments of $120,000 per month on a new mortgage loan, which is secured by land held for investment in Las Vegas and by a personal guaranty from the Company’s Chief Executive Officer.

Duke’s Casino

The Company, had previously loaned approximately $1.4 million to Duke’s – Sparks (“Duke’s”), a Nevada limited liability company. The Company, through its wholly-owned subsidiary ASMC, operated Duke’s casino. Chris Lowden, son of Paul W. Lowden, is a limited partner in the company which is a managing member of Duke’s. The Company also acquired a $100,000 Class B member interest in Duke’s.

In December 2003, Duke’s closed its casino operations. The Company has written-off its investment in Duke’s and has recorded a reserve for its receivable from Duke’s of approximately $1.4 million during its fiscal year ended September 30, 2003 and has no further asset exposure from Duke’s.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. As of December 31, 2003, the aggregate liquidation preference of the preferred stock was $18.4 million, or $3.99 per share.

Pursuant to the Certificate of Designation of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. As such, two of the Company’s six directors have been elected by the preferred shareholders. The agreements relating to the Pioneer Transactions contain provisions restricting the incurrence of debt by the Company and the payment of dividends on the preferred stock.

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of March 11, 2004, the Company had purchased 795,228 shares of preferred stock for $1,213,382 under this program. During the three months ended December 31, 2003, the Company purchased 33,940 shares for $56,892.

Recently Issued Accounting Standards

FIN 46. In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) FIN 46, Consolidation of Variable Interest Entities (“VIEs”). In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R will be effective for interests in certain variable interest entities for periods ending after March 15, 2004 unless FIN 46 was previously applied.

FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those in which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and is effective during the Company’s second quarter of its 2004 fiscal year. The Company has evaluated its relationships and does not believe it has any significant, consolidatable VIEs. As such, the Company does not believe the adoption of this interpretation will have a material impact on its results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt at December 31, 2003 of approximately $21.9 million, of which approximately $20.2 million bears interest at a variable rate (approximately 5% at December 31, 2003). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $202,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, management believes that exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Archon’s disclosure controls and procedures are effective.

However, our audit committee has recently reviewed our internal disclosure controls and procedures in light of our mistaken belief, in connection with our original filing of our annual report on Form 10-K filed on December 29, 2003, that our independent auditors, Deloitte & Touche LLP, had delivered its audit report and consent. The audit committee has concluded that our new Chief Financial Officer should further evaluate our disclosure controls and procedures to determine if, in fact, any changes would provide more assurance of achieving the desired control objectives.

No change in our internal control over financial reporting occurred during the quarter just ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Archon preferred stock during the three months ended December 31, 2003.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2003:
October 1, 2003 through October 31, 2003	12,894	$1.75	774,182	$1,320,908

November 2003:
November 1, 2003 through November 30, 2003	3,500	$1.71	777,682	$1,314,925

December 2003:
December 1, 2003 through December 31, 2003	17,546	$1.61	795,228	$1,286,618

All shares of preferred stock were purchased pursuant to a $2,500,000 stock repurchase program which was previously approved by our Board of Directors. Funds are available until expended or until the program is suspended by the Chief Executive Officer or by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 16% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of December 31, 2003, the aggregate liquidation preference of the Preferred Stock was approximately $18.4 million, or $3.99 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits.

	Exhibit Number	Description of Exhibit

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

Current Report on Form 8-K filed with the SEC on December 15, 2003 clarifying the Company’s development plans previously made in a press release dated December 5, 2003.

Current Report on Form 8-K filed with the SEC on January 13, 2004 announcing the acquisition of the Pioneer and the closing of the Duke’s Casino.

Current Report on Form 8-K filed with the SEC on February 11, 2004 regarding the appointment of John M. Garner as Chief Financial Officer, Secretary and Treasurer.

Current Report on Form 8-K filed with the SEC on March 2, 2004 publicly announcing that the Company restated its consolidated financial statements for the fiscal year ended September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION, Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden Chairman of the Board and Chief Executive Officer

By:	/s/ John M. Garner
John M. Garner, Chief Financial Officer

Date: March 15, 2004