Form 10-Q
period 2004-03-31
ARCHON CORP
filed 2004-05-17
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

6,221,431                         as of                         May 12, 2004

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,332,264	$5,852,354
Investment in marketable securities	5,052,903	7,262,208
Accounts receivable, net	3,150,869	3,178,143
Inventories	333,715	288,947
Prepaid expenses and other	1,199,889	755,537

Total current assets	14,069,640	17,337,189
Land held for development	23,109,400	23,109,400
Property held for investment, net	135,238,645	136,824,589
Property and equipment, net	32,580,509	34,693,525
Restricted cash	0	13,898,971
Other assets	8,946,023	11,526,516

Total assets	$213,944,217	$237,390,190

See the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

(Unaudited)

	March 31, 2004	September 30, 2003
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,408,392	$2,668,187
Interest payable	2,306,944	2,249,954
Accrued and other liabilities	3,443,484	3,071,867
Current portion of debt	1,633,874	3,510,004
Current portion of non-recourse debt	6,794,942	6,414,729

Total current liabilities	16,587,636	17,914,741
Debt – less current portion	18,637,489	1,073,305
Non-recourse debt – less current portion	107,490,618	110,987,179
Obligation under lease	0	36,637,505
Deferred income taxes	29,127,335	29,939,408
Other liabilities	19,244,458	16,586,096
Stockholders’ equity	22,856,681	24,251,956

Total liabilities and stockholders’ equity	$213,944,217	$237,390,190

See the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
Casino	$8,102,513	$8,030,807	$15,498,718	$14,803,136
Hotel	821,830	668,958	1,466,036	1,226,540
Food and beverage	2,401,632	1,943,266	4,551,787	3,650,943
Investment properties	3,100,561	3,100,561	6,201,123	6,201,123
Other	686,920	1,161,951	1,167,489	1,742,544

Gross revenues	15,113,456	14,905,543	28,885,153	27,624,286
Less casino promotional allowances	(2,253,614)	(1,830,314)	(4,341,868)	(3,248,846)

Net operating revenues	12,859,842	13,075,229	24,543,285	24,375,440

Operating expenses:
Casino	4,171,358	4,772,044	8,382,441	8,647,798
Hotel	141,782	165,403	286,013	343,741
Food and beverage	1,119,688	983,325	2,061,759	1,858,221
Other	473,455	621,299	754,162	1,093,622
Selling, general and administrative	1,112,817	1,087,508	2,303,732	2,350,432
Corporate expenses	856,198	696,239	1,607,713	1,316,517
Utilities and property expenses	1,211,540	1,234,548	2,534,843	2,481,934
Depreciation and amortization	1,411,916	1,538,875	3,028,707	3,096,413

Total operating expenses	10,498,754	11,099,241	20,959,370	21,188,678

Operating income	2,361,088	1,975,988	3,583,915	3,186,762
Interest expense	(3,250,671)	(4,177,726)	(7,027,354)	(8,067,512)
Interest income	240,106	239,842	502,079	672,988

Loss before income tax benefit	(649,477)	(1,961,896)	(2,941,360)	(4,207,762)
Federal income tax benefit	220,822	667,045	1,000,062	1,430,639

Net loss	(428,655)	(1,294,851)	(1,941,298)	(2,777,123)
Dividends accrued on preferred shares	(394,143)	(378,104)	(788,287)	(757,328)

Net loss applicable to common shares	$(822,798)	$(1,672,955)	$(2,729,585)	$(3,534,451)

Average common shares outstanding	6,221,431	6,221,431	6,221,431	6,221,431

Average common and common equivalent shares outstanding	6,221,431	6,221,431	6,221,431	6,221,431

Loss per common share:
Basic	$(0.13)	$(0.27)	$(0.44)	$(0.57)

Diluted	$(0.13)	$(0.27)	$(0.44)	$(0.57)

See the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Six Months Ended March 31, 2004

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2003	$62,214	$9,926,221	$54,529,070	$(40,948,873)	$844,841	$(73,743)	$(87,774)	$24,251,956
Net loss				(1,941,298)				(1,941,298)
Preferred stock purchased		(72,632)	15,739					(56,893)
Unrealized gain on marketable securities					602,916			602,916

Balances, March 31, 2004	$62,214	$9,853,589	$54,544,809	$(42,890,171)	$1,447,757	$(73,743)	$(87,774)	$22,856,681

See the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Cash and cash equivalents provided by operations	$1,432,094	$934,765
Changes in assets and liabilities:
Accounts receivable, net	27,274	21,290
Notes receivable	0	(1,602,235)
Inventories	(44,768)	59,489
Prepaid expenses and other	(444,352)	(151,320)
Deferred income taxes	(812,073)	(1,430,639)
Other assets	(464,266)	(627,364)
Accounts payable	69,418	273,809
Interest payable	56,990	(16,848)
Accrued and other liabilities	3,029,980	2,992,182

Net cash provided by operating activities	2,850,297	453,129

Cash flows from investing activities:
Decrease (increase) in restricted cash	13,898,971	(311,044)
Capital expenditures	(669,902)	(224,801)
Marketable securities purchased	(49,237)	(449,925)
Marketable securities sold	2,861,458	1,448,555

Net cash provided by investing activities	16,041,290	462,785

Cash flows from financing activities:
Proceeds from debt	18,000,000	0
Paid on debt and obligation under lease	(41,247,334)	(2,837,943)
Note receivable	2,892,550	0
Preferred stock acquired	(56,893)	(487,899)

Net cash used in financing activities	(20,411,677)	(3,325,842)

Decrease in cash and cash equivalents	(1,520,090)	(2,409,928)
Cash and cash equivalents, beginning of period	5,852,354	8,615,412

Cash and cash equivalents, end of period	$4,332,264	$6,205,484

See the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

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

The consolidated condensed financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2003 and the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

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

Earnings Per Share. The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 540,000 were not included in diluted calculations during the quarters or six-month periods ended March 31, 2004 and 2003 since the Company incurred a net loss during these periods and the effect would be antidilutive.

Accounting for Stock-Based Compensation. The Company had a Key Employee Stock Option Plan (the “Stock Option Plan”) which terminated in 2003 for the issuance of new grants. The Company accounts for the Stock Option Plan under the recognition and measurement principles of APB Opinion

No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the Stock Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts).

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net loss applicable to common shares	$(823)	$(1,673)	$(2,730)	$(3,534)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	(0)	(1)

Pro forma net loss applicable to common shares	$(823)	$(1,673)	$(2,730)	$(3,535)

Loss per share:
Basic and diluted – as reported	$(0.13)	$(0.27)	$(0.44)	$(0.57)

Basic and diluted – pro forma	$(0.13)	$(0.27)	$(0.44)	$(0.57)

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

Recently Issued Accounting Standards – FIN 46. In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“VIEs”). In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R is effective for interests in certain variable interest entities for periods ending after March 15, 2004 unless FIN 46 was previously applied. FIN 46 and FIN 46R establish standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those in which the usual condition for consolidation does not apply. FIN 46 and FIN 46R also require disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to VIEs created after January 31, 2003 and are effective beginning in the

Company’s second quarter ended March 31, 2004. The Company has evaluated its relationships and does not believe it has any significant, consolidatable VIEs. As such, the adoption of these interpretations had no impact on the Company’s results of operations and financial position.

3. Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three and six months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net loss	$(429)	$(1,295)	$(1,941)	$(2,777)
Unrealized gain on marketable securities	522	63	603	231

Comprehensive income/(loss)	$93	$(1,232)	$(1,338)	$(2,546)

4. Other Assets

Included in “Other Assets” at March 31, 2004 and September 30, 2003 is a note receivable from PDS Gaming, Inc. of approximately $2.0 million and $4.9 million, respectively. This note bears a stated interest at a rate of 10%. The $2.0 million receivable was collected in April 2004.

Also included in “Other Assets” at March 31, 2004 and September 30, 2003 are unamortized loan issue costs (approximately $2.5 million and $2.6 million, respectively) which were incurred when the Company acquired certain rental property, and deferred rents (approximately $2.1 million and $1.8 million, respectively). The unamortized loan issue costs are being amortized on a straight-line basis, which closely approximates the effective interest method, over the loan period.

Also included in “Other Assets” at March 31, 2004 and September 30, 2003 is approximately $700,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

5. Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through March 31, 2004, the Company had expensed approximately $250,000 for commercial development of the technology, although none have been expensed in the six months ended March 31, 2004.

The Company had previously loaned approximately $1.4 million to Duke’s – Sparks (“Duke’s”), a Nevada limited liability company. The Company, through its wholly-owned subsidiary Archon Sparks Management Company, operated Duke’s casino. Chris Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Duke’s. The Company also previously had acquired a $100,000 Class B member interest in Duke’s.

In December 2003, Duke’s closed its casino operations. The Company has written-off its investment in Duke’s and has recorded a reserve for its receivable from Duke’s of approximately $1.4 million during its fiscal year ended September 30, 2003 and has no further asset exposure from Duke’s.

See Note 4 for information regarding transactions between the Company and J & J Mortgage.

6. Federal Income Tax

The Company recorded federal income tax benefits, based on statutory rates, of $221,000 and $667,000, respectively, for the quarters ended March 31, 2004 and 2003 and $1.0 million and $1.4 million, respectively, for the six months ended March 31, 2004 and 2003. The Company has recorded deferred tax assets related to net operating assets as the Company is able to offset its deferred tax assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets which would reverse the temporary differences that established the deferred tax liabilities. In the event the Company does not generate profits from sales of long-lived assets in the future, the valuation allowance would need to be recorded and would impact the Company’s future results of operations.

7. Lease Retirement

On December 29, 2003, the Company exercised an early purchase option to acquire leases related to PHI from a third party. The Company paid approximately $35.6 million in exercising its option to retire certain lease obligations of approximately $37.0 million. Proceeds from debt of approximately $18.0 million as well as a use of marketable securities, cash and collections on certain receivables financed this acquisition. Previous agreements, covenants and restrictions on the use of cash related to the lease agreements are no longer applicable. The debt of $18.0 million is secured by land held for development by the Company, as well as a personal guaranty from the Company’s Chief Executive Officer and Chairman of the Board and

requires monthly principal and interest payments of approximately $120,000 with a balloon payment of approximately $16.3 million in December 2006. The debt bears interest at a variable rate (approximately 5% at March 31, 2004).

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

8. Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the six-month periods ended March 31, 2004 and 2003 is presented below:

	2004	2003
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$6,702	$7,469

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:
Other liabilities incurred in the acquisition of machinery and equipment	$329	$0

Long-term debt incurred in connection with the acquisition of machinery and equipment	$249	$0

Long-term debt incurred in connection with the acquisition of other assets	$0	$1,717

Negative amortization of obligation under lease	$345	$615

Reduction of property and equipment from the acquisition of capital leases	$1,412	$0

Unrealized gain on marketable securities	$603	$231

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

Set forth below is the financial information for the segments in which the Company operates for the three-month and six-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$9,410	$9,173

Operating income	$937	$160
Depreciation and amortization	511	617

EBITDA (1)	$1,448	$777

Interest expense	$332	$1,219

Interest income	$5	$5

Capital expenditures / transfers	$2,368	$125

Investment Properties:
Net operating revenues	$3,101	$3,101

Operating income	$2,250	$2,250
Depreciation and amortization	851	851

EBITDA (1)	$3,101	$3,101

Interest expense	$2,944	$2,996

Interest income	$0	$0

Capital expenditures / transfers	$0	$0

Other and Eliminations:
Net operating revenues	$349	$801

Operating loss	$(826)	$(434)
Depreciation and amortization	50	71

EBITDA (1)	$(776)	$(363)

Interest expense	$(25)	$(37)

Interest income	$235	$235

Capital expenditures / transfers	$(1,449)	$0

Total:
Net operating revenues	$12,860	$13,075

Operating income	$2,361	$1,976
Depreciation and amortization	1,412	1,539

EBITDA (1)	$3,773	$3,515

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Interest expense	$3,251	$4,178

Interest income	$240	$240

Capital expenditures / transfers	$919	$125

	Six Months Ended March 31,
	2004	2003
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$17,447	$17,298

Operating income (loss)	$896	$(229)
Depreciation and amortization	1,117	1,253

EBITDA (1)	$2,013	$1,024

Interest expense	$1,584	$2,430

Interest income	$12	$11

Capital expenditures / transfers	$1,900	$225

Identifiable assets (2)	$37,511	$36,665

Investment Properties:
Net operating revenues	$6,201	$6,201

Operating income	$4,499	$4,499
Depreciation and amortization	1,702	1,702

EBITDA (1)	$6,201	$6,201

Interest expense	$5,445	$5,713

Capital expenditures / transfers	$0	$0

Identifiable assets (2)	$142,878	$145,715

Other and Eliminations:
Net operating revenues	$895	$876

Operating loss	$(1,811)	$(1,083)
Depreciation and amortization	210	141

EBITDA (1)	$(1,601)	$(942)

Interest expense	$(2)	$(75)

Interest income	$490	$662

Capital expenditures / transfers	$(1,449)	$0

	Six Months Ended March 31,
	2004	2003
	(dollars in thousands)
Identifiable assets (2)	$33,555	$57,984

Total:
Net operating revenues	$24,543	$24,375

Operating income	$3,584	$3,187
Depreciation and amortization	3,029	3,096

EBITDA (1)	$6,613	$6,283

Interest expense	$7,027	$8,068

Interest income	$502	$673

Capital expenditures / transfers	$451	$225

Identifiable assets (2)	$213,944	$240,364

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.
(2)	Identifiable assets represent total assets less elimination for intercompany items

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K/A for the year ended September 30, 2003. These historical financial statements may not be indicative of the Company’s future performance.

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel and Casino. It also owns land in Las Vegas, Nevada that it plans to develop in the future. Management may develop its owned land on the Las Vegas strip as it believes that the trend of continued development in Las Vegas, Nevada of themed resorts which attract visitors will continue in the foreseeable future.

The Company’s property in Laughlin, Nevada has experienced a flattening of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Management believes Laughlin has now become a mature market with marginal growth forecasted for the next few years based on its current plans. Management also believes it will be necessary to make certain capital improvements to maintain its existing customer base and remain competitive in its market as evidenced by an approximate $1.0 million refurbishment to its primary restaurant facilities in late 2003.

The Company also owns two investment properties. These investment properties contribute neither significant profitability nor net cash flow to the Company.

Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, but believes the opportunity to develop a Las Vegas strip property could greatly enhance the Company’s ability to generate future profitability.

During the quarter ended March 31, 2004, the Company incurred a net loss applicable to common shareholders of approximately $823,000 as compared to a net loss applicable to common shareholders for the quarter ended March 31, 2003 of approximately $1.7 million. The cause of this improvement was principally due to the acquisition of certain capital leases of approximately $37.0 million, for total consideration of $35.6 million, in late December 2003 whereby the Company used certain of its restricted and unrestricted cash balances and marketable securities, as well as acquiring $18.0 million in debt at an approximately 5% interest rate to purchase the leases which carried an implied interest rate of approximately 13%. As a result of this transaction the Company reduced its carrying value of property and equipment by $1.4 million. The improved debt and capital lease structure was the main reason the Company’s financial results improved in the quarterly period ended March 31, 2004 as compared to the similar period of the prior year.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Archon’s unaudited, condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

Income Taxes. The Company recorded federal income tax benefits, based on statutory rates, of $221,000 and $667,000, respectively, for the quarters ended March 31, 2004 and 2003 and $1.0 million and 1.4 million, respectively, for the six months ended March 31, 2004 and 2003. The Company has recorded deferred tax assets related to net operating assets as the Company is able to offset its deferred tax assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets which would reverse the temporary differences that established the deferred tax liabilities. In the event the Company does not generate profits from sales of long-lived assets in the future, the valuation allowance would need to be recorded and would impact the Company’s future results of operations.

Results of Operations – Six Months Ended March 31, 2004 and 2003

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the six months ended March 31, 2004 were $24.5 million, a $100,000, or 0.7%, increase from $24.4 million for the six months ended March 31, 2003. Income from the investment properties was $6.2 million in each of the six months ended March 31, 2004 and 2003. Net revenues increased $100,000 to $17.4 million at the Pioneer Hotel and Gambling Hall (the “Pioneer”) for the six months ended March 31, 2004 compared to the six months ended March 31, 2003. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003 and closed on December 31, 2003, had net revenues of approximately $400,000 and $300,000 during the six months ended March 31, 2004 and 2003, respectively.

Operating Expenses. Total operating expenses decreased $200,000, or 1.1%, to $21.0 million for the six months ended March 31, 2004 from $21.2 million for the six months ended March 31, 2003. Total operating expenses as a percentage of revenue decreased to 85.4% in the current year period from 86.9% in the prior year period. Operating expenses decreased by $1.0 million, or 5.6%, at the Pioneer due primarily to employee headcount reductions throughout the 2004 period and increased by $300,000 in general corporate expenses. The increase in corporate expenses was primarily due to increased payroll and other expenses. ASMC had operating expenses of $800,000 and $500,000 for the six months ended March 31, 2004 and 2003, respectively.

Operating Income. Consolidated operating income for the six months ended March 31, 2004 was $3.6 million, an increase of $400,000, or 12.5%, from $3.2 million for the six months ended March 31, 2003. Operating income of $4.5 million for each of the six-month periods ended March 31, 2004 and 2003 is attributable to the investment properties. Operating income increased by $1.1 million at the Pioneer to $900,000 and decreased by $300,000 at corporate. ASMC had operating loss of $400,000 and $200,000 during the six months ended March 31, 2004 and 2003, respectively.

Interest Expense. Consolidated interest expense for the six months ended March 31, 2004 was $7.0 million, a $1.1 million decrease compared to $8.1 million for the six months ended March 31, 2003. The decrease was primarily due to the retirement of lease obligations at the Pioneer and the replacement thereof with lower cost debt.

Interest Income. Consolidated interest income for the six months ended March 31, 2004, was $500,000, a $200,000 decrease compared to $700,000 for the six months ended March 31, 2003, due principally to a decrease in cash and cash equivalents and marketable securities in the 2004 period.

Loss Before Income Tax. Consolidated loss before income tax for the six months ended March 31, 2004 was $2.9 million, a $1.3 million decrease compared to a loss of $4.2 million for the six months ended March 31, 2003.

Federal Income Tax. The Company recorded a federal income tax benefit of $1.0 million for the six months ended March 31, 2004, compared to a $1.4 million benefit for the six months ended March 31, 2003 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $800,000 for each of the six-month periods ended March 31, 2004 and 2003 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $2.7 million, or $0.44 per common share, for the six months ended March 31, 2004 compared to net loss attributable to common shares of $3.5 million, or $0.57 per common share, for the six months ended March 31, 2003.

Pioneer

General. Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel and food/beverage revenues and expenses included in the Company’s unaudited consolidated condensed statements of operations and are discussed separately below. There are other insignificant casino and food/beverage revenues and expenses in the 2004 and 2003 periods from ASMC which are not discussed in similar detail below.

Net Operating Revenues. Net operating revenues at the Pioneer increased $100,000, or 0.9%, to $17.4 million in the six months ended March 31, 2004 from $17.3 million in the six months ended March 31, 2003.

Casino revenues increased $600,000, or 4.1%, to $15.1 million in the six months ended March 31, 2004 from $14.5 million in the six months ended March 31, 2003. Slot and video poker revenues increased $800,000, or 6.4%, to $13.3 million in the six months ended March 31, 2004 from $12.5 million in the six months ended March 31, 2003. Management believes this increase was a result of the utilization of newer slot equipment in the 2004 period which has a slightly higher hold percentage. Coin-in, a measurement of volume, was consistent period over period. Other gaming revenues, including table games, decreased $200,000, or 10.6%, to $1.8 million in the six months ended March 31, 2004 from $2.0 million in the six months ended March 31, 2003. Casino promotional allowances increased $1.1 million, or 32.5%, to $4.3 million in the six months ended March 31, 2004 from $3.2 million in the six months ended March 31, 2003 primarily due to enhancements made to the Pioneer’s players’ club program.

Hotel revenues increased $300,000, or 19.5%, to $1.5 million for the six months ended March 31, 2004 from $1.2 million for the six months ended March 31, 2003, as an decrease in occupancy rate to 70.0% from 74.7% was offset by a increase in average daily room rate. Food and beverage revenues increased $800,000, or 22.6%, to $4.5 million for the six months ended March 31, 2004 compared to $3.7 million in the six months ended March 31, 2003, primarily due to the increase in casino promotional allowances. Other revenues decreased $400,000, or 40.3%, to $700,000 in the six months ended March 31, 2004 from $1.1 million in the six months ended March 31, 2003, due to decreased sales in the Pioneer’s retail outlets caused by competition from retail sales in other casinos in Laughlin.

Operating Expenses. Operating expenses decreased $1.0 million, or 5.6%, to $16.5 million in the six months ended March 31, 2004 from $17.5 million in the six months ended March 31, 2003. Operating expenses as a percentage of revenue decreased to 94.9% in the current year period from 101.3% in the prior year period.

Casino expenses decreased $100,000, or 1.5%, to $8.1 million in the six months ended March 31, 2004 from $8.2 million in the six months ended March 31, 2003. The increase in casino promotional allowances was offset by reductions in other casino expenses, principally a result of a decrease in full time employees in the 2004 period as compared to the 2003 period. Casino expenses as a percentage of casino revenues decreased to 53.3% in the current year period from 56.3% in the prior year period.

Hotel expenses were relatively unchanged at $300,000 in the six months ended March 31, 2004 and 2003. Food and beverage expenses increased $100,000, or 6.5%, to $2.0 million in the six months ended March 31, 2004 from $1.9 million in the six months ended March 31, 2003. An increase in cost of sales was offset by reductions in other food and beverage expenses. Food and beverage expenses as a percentage of food and beverage revenues decreased to 44.2% in the current year period from 50.9% in the prior year period. Other expenses decreased $500,000, or 46.5% to $600,000 for the six months ended March 31, 2004 compared to $1.1 million for the six months ended March 31, 2003. The decrease was related to the lower volume of sales in the Pioneer’s retail sales outlets. Other expenses as a percentage of other revenues decreased to 85.8% in the current year period from 95.7% in the prior year period.

Selling, general and administrative expenses decreased $300,000, or 11.0%, to $2.4 million for the six months ended March 31, 2004 from $2.7 million for the six months ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 13.8% in the current year period from 15.7% in the prior year period. Utilities and property expenses were unchanged at $2.1 million in the six months ended March 31, 2004 and 2003. Utilities and property expenses as a percentage of revenues were unchanged at 12.1% in the current year and prior year periods. Depreciation and amortization expenses decreased $200,000, or 10.9%, to $1.1 million in the six months ended March 31, 2004 from $1.3 million in the six months ended March 31, 2003, due to a write-down of certain property and equipment related to the acquisition of capital leases in December 2003 partially offset by the purchase of new slot equipment.

Results of Operations – Three Months Ended March 31, 2004 and 2003

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended March 31, 2004 were $12.9 million, a $200,000, or 1.6%, decrease from $13.1 million for the quarter ended March 31, 2003. Income from the investment properties was $3.1 million in each of the quarters ended March 31, 2004 and 2003. Revenues increased $200,000, or 2.6%, at the Pioneer. ASMC had revenues of $0 and $300,000 for the three months ended March 31, 2004 and 2003, respectively.

Operating Expenses. Total operating expenses decreased $600,000, or 5.4%, to $10.5 million for the quarter ended March 31, 2004 from $11.1 million for the quarter ended March 31, 2003. Total operating expenses as a percentage of revenue decreased to 81.6% for the current year quarter from 84.9% for the prior year quarter. Operating expenses decreased by $500,000, or 6.0%, at the Pioneer due primarily to employee headcount reductions throughout the 2004 period and increased by approximately $200,000 in general corporate expenses during the three months ended March 31, 2004. The increase in corporate expenses was primarily due to increased payroll and other expenses. ASMC had operating expenses of $100,000 and $500,000 during the three months ended March 31, 2004 and 2003, respectively.

Operating Income. Consolidated operating income for the quarter ended March 31, 2004 was $2.4 million, an increase of $400,000, or 19.5%, from $2.0 million for the quarter ended March 31, 2003. Operating income of $2.3 million for each of the three-month periods ended March 31, 2004 and 2003 is attributable to the investment properties. Operating income increased by $800,000 at the Pioneer to $900,000 and decreased by $300,000 in corporate expenses. ASMC had an operating loss of $100,000 and $200,000 for the three months ended March 31, 2004 and 2003, respectively.

Interest Expense. Consolidated interest expense for the three months ended March 31, 2004 was $3.3 million, a $900,000 decrease compared to $4.2 million for the six months ended March 31, 2003. The decrease was primarily due to the retirement of lease obligations at the Pioneer and the replacement thereof with lower cost debt.

Interest Income. Consolidated interest income was $200,000 for each of the quarters ended March 31, 2004 and 2003.

Loss Before Income Tax. Consolidated loss before income tax for the quarter ended March 31, 2004 was $600,000, a $1.4 million decrease compared to a loss of $2.0 million for the quarter ended March 31, 2003.

Federal Income Tax. The Company recorded a federal income tax benefit of $200,000 for the quarter ended March 31, 2004 compared to a $700,000 benefit for the quarter ended March 31, 2003 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $400,000 for each of the three-month periods ended March 31, 2004 and 2003 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $800,000, or $0.13 per common share, for the quarter ended March 31, 2004 compared to net loss attributable to common shares of $1.7 million, or $0.27 per common share, for the quarter ended March 31, 2003.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer increased $200,000, or 2.6%, to $9.4 million in the three months ended March 31, 2004 from $9.2 million in the three months ended March 31, 2003.

Casino revenues increased $300,000, or 4.2%, to $8.1 million in the three months ended March 31, 2004 from $7.8 million in the three months ended March 31, 2003. Slot and video poker revenues increased $400,000, or 6.3%, to $7.2 million in the three months ended March 31, 2004 from $6.8 million in the three months ended March 31, 2003. Management believes this increase was a result of the utilization of newer slot equipment in the 2004 period which has a slightly higher hold percentage. Coin-in, a measurement of volume, was consistent period over period. Other gaming revenues, including table games, decreased $100,000, or 10.1%, to $900,000 in the three months ended March 31, 2003 from $1.0 million in the three months ended March 31, 2003. Casino promotional allowances increased $400,000, or 23.1%, to $2.2 million in the three months ended March 31, 2004 from $1.8 million in the three months ended March 31, 2003 primarily due to enhancements made to the Pioneer’s players’ club programs.

Hotel revenues increased $200,000, or 22.9%, to $800,000 for the three months ended March 31, 2004 from $700,000 for the three months ended March 31, 2003, as a decrease in occupancy rate to 79.3% from 83.7% was offset by a increase in average daily room rate. Food and beverage revenues increased $500,000, or 23.6%, to $2.4 million for the three months ended March 31, 2004 compared to $1.9 million in the three months ended March 31, 2003, primarily due to the increase in casino promotional allowances. Other revenues decreased $300,000, or 45.2%, to $300,000 in the three months ended March 31, 2004 from $600,000 in the three months ended March 31, 2003, due to decreased sales in the Pioneer’s retail outlets caused by competition from retail sales in other casinos in Laughlin.

Operating Expenses. Operating expenses decreased $500,000, or 6.0%, to $8.5 million in the three months ended March 31, 2004 from $9.0 million in the three months ended March 31, 2003. Operating expenses as a percentage of revenue decreased to 90.0% in the current year period from 98.3% in the prior year period.

Casino expenses decreased $100,000, or 3.4%, to $4.2 million in the three months ended March 31, 2004 from $4.3 million in the three months ended March 31, 2003. The increase in casino promotional allowances was offset by reductions in other casino expenses. Casino expenses as a percentage of casino revenues decreased to 51.5% in the current year period from 55.5% in the prior year period.

Hotel expenses were relatively unchanged at $100,000 in the three months ended March 31, 2004 and 2003. Food and beverage expenses increased $100,000, or 13.9%, to $1.1 million in the three months ended March 31, 2004 from $1.0 million in the three months ended March 31, 2003. An increase in cost of sales was offset by reductions in other food and beverage expenses. Food and beverage expenses as a percentage of food and beverage revenues decreased to 46.6% in the current year period from 50.6% in the prior year period. Other expenses decreased $300,000, or 50.0% to $300,000 for the three months ended March 31, 2004 compared to $600,000 for the three months ended March 31, 2003. The decrease was related to the lower volume of retail sales. Other expenses as a percentage of other revenues decreased to 90.0% in the current year period from 98.6% in the prior year period.

Selling, general and administrative expenses decreased $100,000, or 6.0%, to $1.2 million for the three months ended March 31, 2004 from $1.3 million for the three months ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 12.8% in the current year period from 14.0% in the prior year period. Depreciation and amortization expenses decreased $100,000, or 17.3%, to $500,000 in the three months ended March 31, 2004 from $600,000 in the six months ended March 31, 2003, due to a write-down of certain property and equipment related to the acquisition of capital leases in December 2003 partially offset by the purchase of new slot equipment.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of March 31, 2004 (for the six month period ending September 30, 2004 and for the fiscal years ending September 30, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter.)

	Payments Due By Periods (1)
	2004	2005	2006	2007	2008	2009	2010 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$735	$1,658	$1,915	$2,195	$2,490	$2,828	$40,302	$52,123
Sovereign	2,564	28,400	0	0	0	0	31,199	62,163
Debt:
Building	31	70	80	14	0	0	0	195
Equipment	220	461	463	418	13	0	0	1,575
Mortgage obligation	316	565	594	16,451	0	0	0	17,926
Other	571	4	0	0	0	0	0	575
Operating leases:
Ground lease	405	807	807	807	807	807	55,915	60,355
Corp. offices	74	151	98	22	0	0	0	345

Total	$4,916	$32,116	$3,957	$19,907	$3,310	$3,635	$127,416	$195,257

(1)	Expected cash interest payments are $5.9 million, $11.1 million, $8.2 million, $7.4 million, $7.0 million, $6.8 million and $52.8 million for the six months ending September 30, 2004, the fiscal years ending September 30, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

The Company has no significant purchase commitments or obligations other than those included in the above schedule.

Our ability to service our contractual obligations and commitments, other than the non-recourse debt, will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which are beyond our control. In addition, we will be dependent on the continued ability of the tenants in the investment properties in Gaithersburg, Maryland and Dorchester, Massachusetts to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s non-recourse debt obligations related to the properties.

Liquidity. As of March 31, 2004, the Company held cash and cash equivalents of $4.3 million compared to $5.9 million at September 30, 2003. The Company had $5.1 million in investment in marketable securities at March 31, 2004 compared to $7.3 million at September 30, 2003. Certain amounts of debt have been reduced during the six months ended March 31, 2004 by utilizing certain marketable securities. The investment properties are structured such that future tenants payments cover future required mortgage payments including balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time. In April 2004, the Company collected an outstanding receivable of approximately $2.0 million included in “Other Assets” in the Company’s condensed consolidated balance sheet.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $2.9 million for the six months ended March 31, 2004 as compared to $500,000 for the six months ended March 31, 2003. The increase was primarily due to an improvement in cash provided by operations and a decrease in federal tax benefit.

Cash Flows from Investing Activities. Cash provided by investing activities was $16.0 million for the six months ended March 31, 2004, as compared to $500,000 for the six months ended March 31, 2003. The increase was due to a reduction in restricted cash and marketable securities. The restricted cash and marketable securities were used to fund, in part, the purchase of property subject to certain lease obligations as described below.

Cash Used in Financing Activities. Cash used in financing activities was $20.4 million for the six months ended March 31, 2004 as compared to $3.3 million for the six months ended March 31, 2003. For the six months ended March 31, 2004 and 2003, the Company repaid $41.2 million and $2.8 million, respectively, of debt and obligations under lease. For the six months ended March 31, 2004, the Company received $2.9 million from a note receivable and $18.0 million of proceeds from a loan, as described below. For the six months ended March 31, 2003, the Company used $500,000 to acquire shares of its preferred stock.

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

The Company’s primary use of funds is for corporate expenses of Archon, which includes costs of executive and administrative personnel, administrative functions and costs to explore development opportunities. The Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was exercised on December 29, 2003 in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities. Obligations under lease of $37.0 million were retired under this option. Accordingly, the Company recorded a reduction of its carrying value of property and equipment at the Pioneer of approximately $1.4 million in connection with this transaction.

Pioneer

Pioneer’s principal uses of cash are for payments of obligations under lease, rent and capital expenditures to maintain the facility. The Company has implemented changes in personnel and promotional programs and installed new slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share in the Laughlin market. Management believes this will be partially achieved by capital improvements to the Pioneer’s food and beverage and other retail outlets, certain of which were completed in October 2003. The capital expenditures totaled approximately $900,000 and were mainly funded with cash from Pioneer’s restricted cash accounts. As a result of the Company’s exercise of its early purchase option to retire the leases, there are no longer any restrictions on the use of Pioneer’s cash nor are there any other operational restrictions or requirements which otherwise existed prior to the exercise.

Payments of obligations under lease were $900,000 and $1.7 million, for the six months ended March 31, 2004 and 2003, respectively, and rent expense was approximately $400,000 for each of the six months ended March 31, 2004 and 2003. Capital expenditures to maintain the facility in fiscal 2004 are expected to be approximately $1.5 million.

As a consequence of the exercise of the EPO, payments of obligations under lease, which would have increased in January 2004 from $280,000 per month to $340,000 per month, ceased after December 2003. Instead, as of February 2004, the Company is making principal and interest payments of $120,000 per month on a new mortgage loan, which is secured by land held for investment in Las Vegas and by a personal guaranty from the Company’s Chief Executive Officer.

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

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. As of March 31, 2004, the aggregate liquidation preference of the preferred stock was approximately $18.8 million, or $4.07 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of May 7, 2004, the Company had purchased 795,228 shares of preferred stock for $1.2 million under this program. During the six months ended March 31, 2004, the Company purchased 33,940 shares for $57,000.

Recently Issued Accounting Standards

FIN 46. In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“VIEs”). In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R is effective for interests in certain variable interest entities for periods ending after March 15, 2004 unless FIN 46 was previously applied. FIN 46 and FIN 46R establish standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those in which the usual condition for consolidation does not apply. FIN 46 and FIN 46R also require disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to VIEs created after January 31, 2003 and are effective beginning in the Company’s second quarter ended March 31, 2004. The Company has evaluated its relationships and does not believe it has any significant, consolidatable VIEs. As such, the adoption of these interpretations had no impact on the Company’s results of operations and financial position.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt at March 31, 2004 of approximately $20.3 million, of which approximately $18.5 million bears interest at a variable rate (approximately 5% at March 31, 2004). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $185,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

However, our audit committee has recently reviewed our internal disclosure controls and procedures in light of our mistaken belief, in connection with our original filing of our annual report on Form 10-K filed on December 29, 2003, that our independent auditors, Deloitte & Touche LLP, had delivered its audit report and consent. The audit committee has concluded that our new Chief Financial Officer should further evaluate our disclosure controls and procedures to determine if, in fact, any changes would provide more assurance of achieving the desired control objectives. No significant changes have been made as of yet although the evaluation of controls is ongoing.

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

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Archon preferred stock during the six months ended March 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2003:
October 1, 2003 through October 31, 2003	12,894	$1.75	774,182	$1,320,908

November 2003:
November 1, 2003 through November 30, 2003	3,500	$1.71	777,682	$1,314,925

December 2003:
December 1, 2003 through December 31, 2003	17,546	$1.61	795,228	$1,286,618

January 2004:
January 1, 2004 through January 31, 2004	0	$0.00	795,228	$1,286,618

February 2004:
February 1, 2004 through February 29, 2004	0	$0.00	795,228	$1,286,618

March 2004:
March 1, 2004 through March 31, 2004	0	$0.00	795,228	$1,286,618

All shares of preferred stock were purchased pursuant to a $2,500,000 stock repurchase program which was previously approved by our Board of Directors. Funds are available until expended or until the program is suspended by the Chief Executive Officer or by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 16% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of March 31, 2004, the aggregate liquidation preference of the Preferred Stock was approximately $18.8 million, or $4.07 per share.

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

The Company filed a Form 8-K dated March 1, 2004 reporting a March 1, 2004 press release announcing restated consolidated financial statements for the year ended September 30, 2003.

The Company filed a Form 8-K dated February 9, 2004 reporting that John M. Garner had been appointed Chief Financial Officer, Secretary and Treasurer replacing Charles Sandefur.

The Company filed a Form 8-k dated December 29, 2003 reporting the purchase of fee ownership of the Pioneer under the early purchase option under the Pioneer Lease.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION, Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden Chairman of the Board and Chief Executive Officer

By:	/s/ John M. Garner
John M. Garner, Chief Financial Officer

Date: May 12, 2004