Form 10-Q
period 2004-06-30
ARCHON CORP
filed 2004-08-16
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2004

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

6,221,431    as of    August 12, 2004

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,583,453	$5,852,354
Investment in marketable securities	5,210,836	7,262,208
Accounts receivable, net	165,639	3,178,143
Inventories	346,715	288,947
Prepaid expenses and other	1,100,193	755,537

Total current assets	11,406,836	17,337,189
Land held for development or sale	23,109,400	23,109,400
Property held for investment, net	134,445,673	136,824,589
Property and equipment, net	32,165,468	34,693,525
Restricted cash	0	13,898,971
Other assets	7,035,469	11,526,516

Total assets	$208,162,846	$237,390,190

See the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	(Unaudited)
	June 30, 2004	September 30, 2003
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,280,590	$2,668,187
Interest payable	277,889	2,249,954
Accrued and other liabilities	2,938,922	3,071,867
Current portion of debt	1,653,852	3,510,004
Current portion of non-recourse debt	29,996,286	6,414,729

Total current liabilities	37,147,539	17,914,741
Debt – less current portion	18,366,020	1,073,305
Non-recourse debt – less current portion	81,366,741	110,987,179
Obligation under lease	0	36,637,505
Deferred income taxes	28,711,718	29,939,408
Other liabilities	20,573,639	16,586,096
Stockholders’ equity	21,997,189	24,251,956

Total liabilities and stockholders’ equity	$208,162,846	$237,390,190

See the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Casino	$6,291,626	$6,857,398	$21,790,344	$21,660,534
Hotel	863,817	770,332	2,329,853	1,996,872
Food and beverage	2,069,398	2,134,371	6,621,185	5,785,314
Investment properties	3,100,562	3,100,562	9,301,685	9,301,685
Other	546,511	500,125	1,714,000	2,242,669

Gross revenues	12,871,914	13,362,788	41,757,067	40,987,074
Less casino promotional allowances	(1,793,528)	(1,881,248)	(6,135,396)	(5,130,094)

Net operating revenues	11,078,386	11,481,540	35,621,671	35,856,980

Operating expenses:
Casino	3,593,437	3,928,101	11,975,878	12,575,899
Hotel	203,024	214,140	489,037	557,881
Food and beverage	1,254,011	1,091,158	3,315,770	2,949,379
Other	280,168	403,382	872,105	1,497,004
Selling, general and administrative	975,623	1,258,326	3,441,580	3,608,758
Corporate expenses	911,686	731,779	2,519,399	2,048,296
Utilities and property expenses	1,283,840	1,302,496	3,818,683	3,784,430
Depreciation and amortization	1,425,281	1,725,391	4,453,988	4,821,804
Reserve for receivable and investment	0	1,000,000	0	1,000,000

Total operating expenses	9,927,070	11,654,773	30,886,440	32,843,451

Operating income (loss)	1,151,316	(173,233)	4,735,231	3,013,529
Interest expense	(2,650,922)	(3,881,193)	(9,678,276)	(11,948,705)
Interest income	277,204	402,734	779,283	1,075,722

Loss before income tax benefit	(1,222,402)	(3,651,692)	(4,163,762)	(7,859,454)
Federal income tax benefit	415,617	1,241,575	1,415,679	2,672,214

Net loss	(806,785)	(2,410,117)	(2,748,083)	(5,187,240)
Dividends accrued on preferred shares	(381,251)	(386,176)	(1,169,538)	(1,143,504)

Net loss applicable to common shares	$(1,188,036)	$(2,796,293)	$(3,917,621)	$(6,330,744)

Average common shares outstanding	6,221,431	6,221,431	6,221,431	6,221,431

Average common and common equivalent shares outstanding	6,221,431	6,221,431	6,221,431	6,221,431

Loss per common share:
Basic	$(0.19)	$(0.45)	$(0.63)	$(1.02)

Diluted	$(0.19)	$(0.45)	$(0.63)	$(1.02)

See the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Stockholders’ Equity

(Unaudited)

For the Nine Months Ended June 30, 2004

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2003	$62,214	$9,926,221	$54,529,070	$(40,948,873)	$844,841	$(73,743)	$(87,774)	$24,251,956
Net loss				(2,748,083)				(2,748,083)
Preferred stock purchased		(180,075)	5,019					(175,056)
Stock subscription paid						73,743		73,743
Unrealized gain on marketable securities					594,629			594,629

Balances, June 30, 2004	$62,214	$9,746,146	$54,534,089	$(43,696,956)	$1,439,470	$0	$(87,774)	$21,997,189

See the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Cash and cash equivalents provided by operations	$2,050,590	$573,076
Changes in assets and liabilities:
Accounts receivable, net	3,012,504	3,049,973
Inventories	(57,768)	21,879
Prepaid expenses and other	(344,658)	(101,508)
Deferred income taxes	(1,227,690)	(2,672,214)
Other assets	(640,825)	(1,491,923)
Reserve for receivable and investment	0	1,000,000
Accounts payable	(58,384)	507,249
Interest payable	(1,972,065)	(2,015,452)
Accrued and other liabilities	3,854,599	3,709,782

Net cash provided by operating activities	4,616,303	2,580,862

Cash flows from investing activities:
Decrease (increase) in restricted cash	13,898,971	(403,219)
Capital expenditures	(791,807)	(1,049,233)
Marketable securities purchased	(225,328)	(822,711)
Marketable securities sold	2,871,330	2,179,795

Net cash provided by (used in) investing activities	15,753,166	(95,368)

Cash flows from financing activities:
Proceeds from debt	18,565,751	0
Paid on debt and obligation under lease	(44,987,109)	(5,484,763)
Note receivable	4,884,301	0
Preferred stock acquired	(175,056)	(595,698)
Stock subscription paid	73,743	0

Net cash used in financing activities	(21,638,370)	(6,080,461)

Decrease in cash and cash equivalents	(1,268,901)	(3,594,967)
Cash and cash equivalents, beginning of period	5,852,354	8,615,412

Cash and cash equivalents, end of period	$4,583,453	$5,020,445

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

The condensed consolidated financial statements included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2003 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 2003 and March 31, 2004.

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

Earnings Per Share.    The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 550,000 were not included in diluted calculations during the quarterly or nine-month periods ended June 30, 2004 and 2003 since the Company incurred a net loss during these periods and the effect would be antidilutive.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common shares	$(1,188)	$(2,796)	$(3,918)	$(6,331)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(1)	(1)

Pro forma net loss applicable to common shares	$(1,189)	$(2,797)	$(3,919)	$(6,332)

Loss per share:
Basic and diluted—as reported	$(0.19)	$(0.45)	$(0.63)	$(1.02)

Basic and diluted—pro forma	$(0.19)	$(0.45)	$(0.63)	$(1.02)

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

Recently Issued Accounting Standards    FIN 46. — In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“VIEs”). In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R was effective for interests in certain variable interest entities for periods ending after March 15, 2004 unless FIN 46 was previously applied. FIN 46 and FIN 46R establish standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those in which the usual condition for consolidation does not apply. FIN 46 and FIN 46R also require disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to VIEs created after January 31, 2003 and were effective beginning in the

Company’s second quarter ended March 31, 2004. The Company has evaluated its relationships and does not believe it has any significant, consolidatable VIEs. As such, the adoption of these interpretations had no impact on the Company’s results of operations and financial position.

Reclassifications.    Certain reclassifications have been made in the prior period’s unaudited condensed consolidated financial statements to conform to the presentation used in fiscal 2004.

3.    Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three and nine months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(807)	$(2,410)	$(2,748)	$(5,187)
Unrealized gain / (loss) on marketable securities	(8)	728	595	959

Comprehensive (loss)	$(815)	$(1,682)	$(2,153)	$(4,228)

4.    Other Assets

Included in “Other Assets” at September 30, 2003 is a note receivable from PDS Gaming, Inc. of approximately $4.9 million, respectively. This note bore a stated interest rate of 10% and was repaid in full on April 29, 2004.

Also included in “Other Assets” at June 30, 2004 and September 30, 2003 are unamortized loan issue costs (approximately $2.4 million and $2.6 million, respectively), which were incurred when the Company acquired certain rental property, and deferred rents (approximately $2.2 million and $1.8 million, respectively). The unamortized loan issue costs are being amortized on a straight-line basis, which closely approximates the effective interest method, over the loan period.

Included in “Other Assets” at June 30, 2004 and September 30, 2003 is approximately $400,000 and $700,000, respectively, of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

5.    Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through June 30, 2004, the Company had expensed approximately $250,000 for commercial development of the technology, although none has been expensed in the nine months ended June 30, 2004.

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

In December 2003, Duke’s closed its casino operations. The Company has written-off its investment in Duke’s and has recorded a reserve for its receivable from Duke’s of approximately $1.5 million during its fiscal year ended September 30, 2003 and has no further asset exposure from Duke’s. The Company made the determination to reserve the entire amount invested in and owed from Duke’s as the collateral value securing the receivable was deemed insignificant subsequent to the closure of the casino. This determination, which resulted in an increase of reserves recorded for the receivable balance of approximately $400,000, was made subsequent to the Company’s initial filing of its unaudited financial statements included in its annual report filed on Form 10-K but prior to the filing of its audited financial statements in its annual report. A restatement of the Company’s financial statements for the year ended September 30, 2003, originally filed with its annual report on Form 10-K dated December 29, 2003, occurred due to the above mentioned determination and was filed on March 1, 2004.

See Note 4 for information regarding transactions between the Company and J & J Mortgage.

6.    Federal Income Tax

The Company recorded federal income tax benefits, based on statutory rates, of approximately $400,000 and $1.2 million, respectively, for the quarters ended June 30, 2004 and 2003 and $1.4 million and $2.7 million, respectively, for the nine months ended June 30, 2004 and 2003. The Company has recorded deferred tax assets related to net operating assets as the Company is able to offset its assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets which would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does not generate profits from sales of long-lived assets in the future, a valuation allowance would need to be recorded and would impact the Company’s future results of operations

7.    Lease Retirement

On December 29, 2003, the Company exercised an early purchase option to acquire leases related to PHI from a third party. The Company paid approximately $35.6 million in exercising its option to retire certain lease obligations of approximately $37.0 million. Proceeds from debt of approximately $18.0 million as well as a use of marketable securities, cash and collections on certain receivables financed this acquisition. Previous agreements, covenants and restrictions on the use of cash related to the lease agreements are no longer applicable. The debt of $18.0 million is secured by land held for development by the Company, as well as a personal guaranty from the Company’s Chief Executive Officer and Chairman of the Board and requires monthly principal and interest payments of approximately $120,000 with a balloon payment of approximately $16.5 million in December 2006. The debt bears interest at a variable rate (approximately 5.25% at June 30, 2004).

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

8.    Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the nine-month periods ended June 30, 2004 and 2003 is presented below:

	2004	2003
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$11,379	$13,010

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:
Long-term debt incurred in connection with the acquisition of machinery and equipment	$267	$1,717

Negative amortization of obligation under lease	$345	$939

Reduction of property and equipment from the acquisition of capital leases	$1,412	$0

Unrealized gain on marketable securities	$595	$959

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

Set forth below is the financial information for the segments in which the Company operates for the three-month and nine-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$7,855	$7,910

Operating loss	$(304)	$(171)
Depreciation and amortization	528	614

EBITDA(1)	$224	$443

Interest expense	$302	$1,229

Interest income	$2	$6

Capital expenditures / transfers	$105	$218

Investment Properties:
Net operating revenues	$3,101	$3,101

Operating income	$2,250	$2,250
Depreciation and amortization	851	851

EBITDA(1)	$3,101	$3,101

Interest expense	$2,385	$2,619

Interest income	$0	$0

Capital expenditures / transfers	$0	$0

Other and Eliminations:
Net operating revenues	$122	$471

Operating loss	$(795)	$(2,252)
Depreciation and amortization	46	260

EBITDA(1)	$(749)	$(1,992)

Interest expense	$(36)	$33

Interest income	$275	$397

Capital expenditures / transfers	$17	$2,323

	Three Months Ended June 30,
	2004	2003
	(dollars in thousands)
Total:
Net operating revenues	$11,078	$11,482

Operating income	$1,151	$(173)
Depreciation and amortization	1,425	1,725

EBITDA(1)	$2,576	$1,552

Interest expense	$2,651	$3,881

Interest income	$277	$403

Capital expenditures / transfers	$122	$2,541

	Nine Months Ended June 30,
	2004	2003
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$25,302	$25,207

Operating income (loss)	$591	$(399)
Depreciation and amortization	1,645	1,867

EBITDA(1)	$2,236	$1,468

Interest expense	$1,887	$3,659

Interest income	$15	$16

Capital expenditures / transfers	$2,473	$443

Identifiable assets(2)	$36,224	$35,267

Investment Properties:
Net operating revenues	$9,302	$9,302

Operating income	$6,749	$6,749
Depreciation and amortization	2,553	2,553

EBITDA(1)	$9,302	$9,302

Interest expense	$7,830	$8,332

Capital expenditures / transfers	$0	$0

Identifiable assets(2)	$139,123	$141,992

Other and Eliminations:
Net operating revenues	$1,018	$1,348

Operating loss	$(2,605)	$(3,336)

	Nine Months Ended June 30,
	2004	2003
	(dollars in thousands)
Depreciation and amortization	256	402

EBITDA(1)	$(2,349)	$(2,934)

Interest expense	$(39)	$(42)

Interest income	$764	$1,060

Capital expenditures / transfers	$(1,414)	$2,323

Identifiable assets(2)	$32,816	$56,702

Total:
Net operating revenues	$35,622	$35,857

Operating income	$4,735	$3,014
Depreciation and amortization	4,454	4,822

EBITDA(1)	$9,189	$7,836

Interest expense	$9,678	$11,949

Interest income	$779	$1,076

Capital expenditures / transfers	$1,059	$2,766

Identifiable assets(2)	$208,163	$233,961

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.

(2)	Identifiable assets represent total assets less elimination for intercompany items

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel & Gambling Hall. It also owns land in Las Vegas, Nevada that it plans to develop in the future. Management may develop its owned land on the Las Vegas Strip as it believes that the trend of continued development in Las Vegas, Nevada of themed resorts which attract visitors will continue in the foreseeable future.

In July 2004, the Company notified the tenant which operates a business on the land owned by the Company on the Las Vegas Strip that the tenant has 180 days to vacate the premises according to the lease agreement. The Company continues to consider various alternatives relative to the possible future development on this land.

The Company’s property in Laughlin, Nevada has experienced a flattening of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and required the Company to focus on market definition and development in Laughlin to maintain profitability. Management believes Laughlin has now become a mature market with marginal growth forecasted for the next few years based on its current plans. Management also believes it will be necessary to make certain capital improvements to maintain its existing customer base and remain competitive in its market as evidenced by an approximate $900,000 refurbishment to its primary restaurant facilities in late 2003.

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

During the quarter ended June 30, 2004, the Company incurred a net loss applicable to common stockholders of approximately $1.2 million as compared to a net loss applicable to common stockholders for the quarter ended June 30, 2003 of approximately $2.8 million. This improvement was principally due to the acquisition of certain capital leases of approximately $37.0 million, for total consideration of $35.6 million, in late December 2003 whereby the Company used certain of its restricted and unrestricted cash balances and marketable securities, as well as acquiring $18.0 million in debt at a variable interest rate (5.25% at June 30, 2004) to purchase the leases which carried an implied interest rate of approximately 13%. As a result of this transaction, the Company reduced its carrying value of property and equipment by $1.4 million. The improved debt and capital lease structure was the main reason the Company’s financial results improved in the quarterly and nine-month periods ended June 30, 2004 as compared to the similar periods of the prior year.

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

Income Taxes.    The Company recorded federal income tax benefits, based on statutory rates, of $416,000 and $1.2 million, respectively, for the quarters ended June 30, 2004 and 2003 and $1.4 million and $2.7 million, respectively, for the nine month periods ended June 30, 2004 and 2003. The Company recorded deferred tax assets related to net operating assets as the Company is able to offset its assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets which would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, the valuation allowance would need to be recorded and would impact the Company’s future results of operations.

Results of Operations – Nine Months Ended June 30, 2004 and 2003

Consolidated

Net Operating Revenues.    Consolidated net operating revenues for the nine months ended June 30, 2004 were $35.6 million, a $300,000, or 0.1%, decrease from $35.9 million for the nine months ended June 30, 2003. Income from the investment properties was $9.3 million in each of the nine months ended June 30, 2004 and 2003. Net revenues increased $100,000 to $25.3 million at the Pioneer Hotel and Gambling Hall (the “Pioneer”) for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. Our “Overview of Business Operations and Trends” above summarizes our explanation of flattening revenues at the Pioneer and are described in more detail below under “Pioneer”. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003 and closed on December 31, 2003, had net revenues of approximately $400,000 and $700,000 during the nine months ended June 30, 2004 and 2003, respectively.

Operating Expenses.    Total operating expenses decreased $1.9 million, or 6.0%, to $30.9 million for the nine months ended June 30, 2004 from $32.8 million for the nine months ended June 30, 2003. The operating expenses for the nine months ended June 30, 2003 include a $1.0 million charge related to a reserve for a receivable from and investment in Duke’s LLC. Total operating expenses as a percentage of net revenue decreased to 86.7% in the current year period from 91.6% in the prior year period. Operating expenses decreased by approximately $900,000, or 3.5%, at the Pioneer due primarily to employee headcount reductions throughout the 2004 period and decreased advertising and depreciation expenses. All other operating expenses decreased approximately $1.0 million primarily as a result of the absence in the 2004 period of a charge related to Duke’s LLC investment and receivable impairment. Decreases in expenses incurred at ASMC, from approximately $1.3 million in the 2003 nine-month period to $800,000 for the nine month period ended June 30, 2004, were offset by increases in general corporate expenses, primarily due to increased payroll and other expenses.

Operating Income.    Consolidated operating income for the nine months ended June 30, 2004 was $4.7 million, an increase of $1.7 million, or 57.1%, from $3.0 million for the nine months ended June 30, 2003. Operating income of approximately $6.7 million for each of the nine-month periods ended June 30, 2004 and 2003 is attributable to the investment properties. Operating income increased by $1.0 million at the Pioneer to $600,000 in the 2004 period. The corporate and other operating loss was approximately $2.6 million in the 2004 period, an improvement of approximately $700,000 as compared to the similar operating loss in the prior year period. Included in the corporate and other operating loss for the 2003 period was the aforementioned $1.0 million charge related to Duke’s LLC. Additionally, ASMC had an operating loss of approximately $400,000 and $600,000 during the nine months ended June 30, 2004 and 2003, respectively, included in the corporate and other operating loss.

Interest Expense.    Consolidated interest expense for the nine months ended June 30, 2004 was $9.7 million, a $2.2 million decrease compared to $11.9 million for the nine months ended June 30, 2003.

The decrease was primarily due to the retirement of certain lease obligations at the Pioneer and the replacement thereof with lower cost debt in December 2003.

Interest Income.    Consolidated interest income for the nine months ended June 30, 2004, was approximately $800,000, a $300,000 decrease compared to $1.1 million for the nine months ended June 30, 2003, due principally to a decrease in cash and cash equivalents and marketable securities in the 2004 period.

Loss Before Income Tax.    Consolidated loss before income tax for the nine months ended June 30, 2004 was $4.2 million, a $3.7 million decrease compared to a loss of $7.9 million for the nine months ended June 30, 2003.

Federal Income Tax.    The Company recorded a federal income tax benefit of $1.4 million for the nine months ended June 30, 2004, compared to a $2.7 million benefit for the nine months ended June 30, 2003 based on statutory income tax rates.

Preferred Share Dividends.    Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $1.2 million and $1.1 million, respectively, for each of the nine-month periods ended June 30, 2004 and 2003 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss.    Consolidated net loss attributable to common shares was $3.9 million, or $0.63 per common share, for the nine months ended June 30, 2004 compared to net loss attributable to common shares of $6.3 million, or $1.02 per common share, for the nine months ended June 30, 2003.

Pioneer

General.    Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel and food/beverage revenues and expenses included in the Company’s unaudited condensed consolidated statements of operations and are discussed separately below. There are other insignificant casino and food/beverage revenues and expenses in the 2004 and 2003 periods from ASMC which are not discussed in similar detail below.

Net Operating Revenues.    Net operating revenues at the Pioneer increased $100,000, or 0.4%, to $25.3 million in the nine months ended June 30, 2004 from $25.2 million in the nine months ended June 30, 2003.

Casino revenues increased $400,000, or 2.1%, to $21.4 million in the nine months ended June 30, 2004 from $21.0 million in the nine months ended June 30, 2003. Slot and video poker revenues increased $700,000, or 4.0%, to $18.8 million in the nine months ended June 30, 2004 from $18.1 million in the nine months ended June 30, 2003. Management believes this increase was primarily a result of the utilization of newer slot equipment in the 2004 period which has a slightly higher hold percentage. Other gaming revenues, including table games, decreased $300,000, or 9.5%, to $2.6 million in the nine months ended June 30, 2004 from $2.9 million in the nine months ended June 30, 2003. Casino promotional allowances increased $1.1 million, or 21.3%, to $6.1 million in the nine months ended June 30, 2004 from $5.0 million in the nine months ended June 30, 2003 primarily due to enhancements made to the Pioneer’s players’ club program.

Hotel revenues increased $300,000, or 16.7%, to $2.3 million for the nine months ended June 30, 2004 from $2.0 million for the nine months ended June 30, 2003, as a decrease in the occupancy rate to 70.3% from 76.5% was offset by an increase in the average daily room rate. Food and beverage revenues increased $900,000, or 16.4%, to $6.5 million for the nine months ended June 30, 2004 compared to $5.6 million in the nine months ended June 30, 2003, primarily due to an increase in casino promotional allowances. Other revenues decreased $500,000, or 32.9%, to $1.1 million in the nine months ended June 30, 2004 from $1.6 million in the nine months ended June 30, 2003, due to decreased sales in the Pioneer’s retail outlets caused by competition from retail sales in other casinos in Laughlin.

Operating Expenses.    Operating expenses decreased $900,000, or 3.5%, to $24.7 million in the nine months ended June 30, 2004 from $25.6 million in the nine months ended June 30, 2003. Operating expenses as a percentage of revenue decreased to 97.7% in the current year period from 101.6% in the prior year period.

Casino expenses decreased $200,000, or 1.7%, to $11.7 million in the nine months ended June 30, 2004 from $11.9 million in the nine months ended June 30, 2003. The increase in casino promotional allowances was offset by reductions in other casino expenses, principally a result of a decrease in full time employees in the 2004 period as compared to the 2003 period. Casino expenses as a percentage of casino revenues decreased to 54.4% in the current year period from 56.5% in the prior year period.

Hotel expenses decreased $100,000 to $500,000 in the nine months ended June 30, 2004 from $600,000 in the similar period of 2003 principally as a result of a decrease in full time employees. Food and beverage expenses increased $400,000, or 14.7%, to $3.2 million in the nine months ended June 30, 2004 from $2.8 million in the nine months ended June 30, 2003. An increase in cost of sales was offset by reductions in other food and beverage expenses. Food and beverage expenses as a percentage of food and beverage revenues decreased to 49.4% in the current year period from 50.1% in the prior year period. Other expenses decreased $700,000, or 42.3%, to $800,000 for the nine months ended June 30, 2004 compared to $1.5 million for the nine months ended June 30, 2003. The decrease was related to the lower volume of sales in the Pioneer’s retail sales outlets. Other expenses as a percentage of other revenues decreased to 77.2% in the current year period from 89.7% in the prior year period.

Selling, general and administrative expenses decreased $300,000, or 7.7%, to $3.6 million for the nine months ended June 30, 2004 from $3.9 million for the nine months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 14.4% in the current year period from 15.6% in the prior year period due to decreased advertising spending. Utilities and property expenses increased $100,000, or 3.4%, to $3.2 million in the nine months ended June 30, 2004 from $3.1 million in the nine months ended June 30, 2003. Utilities and property expenses as a percentage of revenues increased to 12.6% in the current year from 12.3% in the prior year period. Depreciation and amortization expenses decreased $300,000, or 11.9%, to $1.6 million in the nine months ended June 30, 2004 from $1.9 million in the nine months ended June 30, 2003, due to a write-down of certain property and equipment related to the acquisition of capital leases in December 2003, partially offset by the purchase of new slot equipment in the 2004 period.

Results of Operations—Three Months Ended June 30, 2004 and 2003

Consolidated

Net Operating Revenues.    Consolidated net operating revenues for the quarter ended June 30, 2004 were $11.1 million, a $400,000, or 3.5%, decrease from $11.5 million for the quarter ended June 30,

2003. Income from the investment properties was approximately $3.1 million in each of the quarters ended June 30, 2004 and 2003. Net revenues were also unchanged at approximately $7.9 million for both quarters ended June 30, 2004 and 2003 at the Pioneer. ASMC had revenues of $0 and $500,000 for the three months ended June 30, 2004 and 2003, respectively.

Operating Expenses.    Total operating expenses decreased $1.7 million, or 14.8%, to $9.9 million for the quarter ended June 30, 2004 from $11.6 million for the quarter ended June 30, 2003. Total operating expenses as a percentage of revenue decreased to 89.6% for the current year quarter from 101.5% for the prior year quarter. Operating expenses increased by $100,000, or 1.0%, at the Pioneer due primarily to increased food and beverage expenses, partially offset by employee headcount reductions in other departments throughout the 2004 period. ASMC incurred expenses of approximately $0 and $900,000 for the three months ended June 30, 2004 and 2003, respectively. All other operating expenses decreased approximately $900,000 primarily as a result of the absence in the 2004 period of a $1.0 million charge related to Duke’s LLC recorded in the 2003 quarterly period and from the closure in December 2003 of Duke’s Casino, operated by ASMC. General corporate expenses increased $100,000 primarily due to increased payroll and other expenses.

Operating Income.    Consolidated operating income for the quarter ended June 30, 2004 was $1.1 million, an increase of $1.3 million, or 764.6%, from an operating loss of $200,000 for the quarter ended June 30, 2003. Operating income of $2.2 million for each of the three-month periods ended June 30, 2004 and 2003 is attributable to the investment properties. The operating loss incurred by the Pioneer increased by $100,000 to a $300,000 operating loss at the Pioneer. The corporate and other operating loss was approximately $800,000 in the 2004 period, an improvement of approximately $1.5 million as compared to the similar operating loss in the prior year period. Included in the corporate and other operating loss for the 2003 period was the aforementioned $1.0 million charge related to Duke’s LLC. Additionally, ASMC had an operating loss of approximately $0 and $400,000 during the three months ended June 30, 2004 and 2003, respectively, included in the corporate and other operating loss.

Interest Expense.    Consolidated interest expense for the three months ended June 30, 2004 was $2.7 million, a $1.2 million decrease compared to $3.9 million for the three months ended June 30, 2003. The decrease was primarily due to the retirement of lease obligations at the Pioneer and the replacement thereof with lower cost debt.

Interest Income.    Consolidated interest income for the three months ended June 30, 2004 was $300,000, a $100,000 decrease compared to $400,000 for the three months ended June 30, 2003, due principally to a decrease in cash and cash equivalents and marketable securities in the 2004 period.

Loss Before Income Tax.    Consolidated loss before income tax for the quarter ended June 30, 2004 was $1.2 million, a $2.5 million improvement compared to a loss of $3.7 million for the quarter ended June 30, 2003.

Federal Income Tax.    The Company recorded a federal income tax benefit of $400,000 for the quarter ended June 30, 2004 compared to a $1.2 million benefit for the quarter ended June 30, 2003 based on statutory income tax rates.

Preferred Share Dividends.    Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $400,000 for each of the three-month periods ended June 30, 2004 and 2003 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss.    Consolidated net loss attributable to common shares was $1.2 million, or $0.19 per common share, for the quarter ended June 30, 2004 compared to net loss attributable to common shares of $2.8 million, or $0.45 per common share, for the quarter ended June 30, 2003.

Pioneer

Net Operating Revenues.    Net operating revenues at the Pioneer were unchanged at $7.9 million for the three months ended June 30, 2004 and 2003.

Casino revenues decreased $100,000, or 2.3%, to $6.3 million in the three months ended June 30, 2004 from $6.4 million in the three months ended June 30, 2003. Slot and video poker revenues were unchanged at $5.5 million for the three months ended June 30, 2004 and 2003. Other gaming revenues, including table games, decreased $100,000, or 6.9%, to $800,000 in the three months ended June 30, 2004 from $900,000 in the three months ended June 30, 2003. Casino promotional allowances were unchanged at $1.8 million in the three months ended June 30, 2004 and 2003.

Hotel revenues increased $100,000, or 12.1%, to $900,000 for the three months ended June 30, 2004 from $800,000 for the three months ended June 30, 2003, as a decrease in occupancy rate to 71.1% from 80.0% was offset by a increase in the average daily room rate. Food and beverage revenues increased $100,000, or 4.9%, to $2.1 million for the three months ended June 30, 2004 compared to $2.0 million in the three months ended June 30, 2003 Management believes this increase in revenues is attributable to improvements made in late 2003 to the Company’s primary restaurant facilities. Other revenues decreased $100,000, or 16.6%, to $400,000 in the three months ended June 30, 2004 from $500,000 in the three months ended June 30, 2003, due to decreased sales in the Pioneer’s retail outlets caused by competition from retail sales in other casinos in Laughlin.

Operating Expenses.    Operating expenses increased $100,000, or 1.0%, to $8.2 million in the three months ended June 30, 2004 from $8.1 million in the three months ended June 30, 2003. Operating expenses as a percentage of revenue increased to 103.9% in the current year period from 102.2% in the prior year period.

Casino expenses decreased $100,000, or 2.2%, to $3.6 million in the three months ended June 30, 2004 from $3.7 million in the three months ended June 30, 2003, primarily a result of a decrease in full time employees in the 2004 period. Casino expenses as a percentage of casino revenues were unchanged in the current year period as compared to the prior year period.

Hotel expenses were unchanged at $200,000 in the three months ended June 30, 2004 and 2003. Food and beverage expenses increased $300,000, or 30.6%, to $1.3 million in the three months ended June 30, 2004 from $1.0 million in the three months ended June 30, 2003 primarily due to an increase in cost of sales. Food and beverage expenses as a percentage of food and beverage revenues increased to 60.6% in the current year period from 48.7% in the prior year period. Other expenses decreased $100,000, or 30.6% to $300,000 for the three months ended June 30, 2004 compared to $400,000 for the three months ended June 30, 2003. The decrease was related to the lower volume of retail sales. Other expenses as a percentage of other revenues decreased to 63.6% in the current year period from 76.4% in the prior year period.

Selling, general and administrative expenses were unchanged at $1.2 million for the three months ended June 30, 2004 and 2003. Selling, general and administrative expenses as a percentage of revenues increased to 15.6% in the current year period from 15.5% in the prior year period. Utility and property expenses increased $100,000, or 8.4%, to $1.1 million for the three months ended June 30, 2004 from

$1.0 million for the three months ended June 30, 2003, primarily due to an increase in payroll expenses. Depreciation and amortization expenses decreased $100,000, or 14.0%, to $500,000 in the three months ended June 30, 2004 from $600,000 in the three months ended June 30, 2003, due to a write-down of certain property and equipment related to the acquisition of capital leases in December 2003 partially offset by the purchase of new slot equipment.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments:    The following table summarizes the Company’s fiscal year contractual obligations and commitments as of June 30, 2004 (for the three-month period ending September 30, 2004 and for the fiscal years ending September 30, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter.)

	Payments Due By Periods(1)
	2004	2005	2006	2007	2008	2009	2010 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$376	$1,658	$1,915	$2,195	$2,490	$2,828	$40,302	$51,764
Sovereign	0	28,400	0	0	0	0	31,199	59,599
Debt:
Building	16	70	80	14	0	0	0	180
Equipment	110	461	463	418	13	0	0	1,465
Mortgage obligation	129	517	545	16,606	0	0	0	17,797
Other	574	4	0	0	0	0	0	578
Operating leases:
Ground lease	204	807	807	807	807	807	55,915	60,154
Corp. offices	37	151	98	22	0	0	0	308

Total	$1,446	$32,068	$3,908	$20,062	$3,310	$3,635	$127,416	$191,845

(1)	Expected cash interest payments are $1.2 million, $11.2 million, $8.2 million, $7.4 million, $7.0 million, $6.8 million and $52.8 million for the three months ending September 30, 2004, the fiscal years ending September 30, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

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

A non-recourse obligation related to the Massachusetts property of approximately $28.9 million matures during the three months ending June 30, 2005. The tenant of the property is required to make this payment subject to a lease agreement, and the payment is also guaranteed by another company. Based upon the financial condition of the tenant, management does not foresee any problems in the timely satisfaction of this obligation by third parties.

The Company has entered into an agreement to sell certain real estate it owns several miles from the Las Vegas Strip. Closing of escrow is anticipated in August or September 2004. The Company is contractually obligated to use the proceeds from the sale of approximately $5.0 million to reduce outstanding bank indebtedness.

Liquidity.    As of June 30, 2004, the Company held cash and cash equivalents of $4.6 million compared to $5.9 million at September 30, 2003. The Company had $5.2 million in investment in marketable securities at June 30, 2004 compared to $7.3 million at September 30, 2003. Certain amounts of debt and lease obligations have been reduced during the nine months ended June 30, 2004 by utilizing certain marketable securities. The investment properties are structured such that future tenants payments cover future required mortgage payments including balloon payments. Management believes that the Company will have cash and cash resources available to meet its cash requirements for a reasonable period of time.

Cash Flows from Operating Activities.    The Company’s cash provided by operating activities was $4.6 million for the nine months ended June 30, 2004 as compared to $2.6 million for the nine months ended June 30, 2003. The increase was primarily due to an improvement in cash provided by operations, a decrease in accounts receivable of $3.0 million and an increase in accrued and other liabilities of $3.8 million. This improvement of approximately $2.0 million was principally the result of improved operating results in the 2004 period principally a result of decreased interest and depreciation charges from the purchase of certain lease obligations in December 2003.

Cash Flows from Investing Activities.    Cash provided by investing activities was $15.8 million for the nine months ended June 30, 2004, as compared to cash used of $100,000 for the nine months ended June 30, 2003. The increase was due to a reduction in restricted cash and marketable securities. The restricted cash and marketable securities were used to fund, in part, the purchase of property subject to certain lease obligations as described below.

Cash Used in Financing Activities.    Cash used in financing activities was $21.6 million for the nine months ended June 30, 2004 as compared to $6.1 million for the nine months ended June 30, 2003. For the nine months ended June 30, 2004 and 2003, the Company repaid $45.0 million and $5.5 million, respectively, of debt and obligations under lease. For the nine months ended June 30, 2004, the Company received $4.9 million from a note receivable and $18.0 million of proceeds from a loan, as described below. For the nine months ended June 30, 2004 and 2003, the Company used $200,000 and $600,000, respectively, to acquire shares of its preferred stock.

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

The Company’s primary use of funds is for corporate expenses of Archon, which includes costs of executive and administrative personnel, administrative functions and costs to explore development opportunities. The Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was exercised on December 29, 2003 in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities. Obligations under lease of approximately $37.0 million were retired under this option. Accordingly, the Company recorded a reduction of its carrying value of property and equipment at the Pioneer of approximately $1.4 million in connection with this transaction.

Pioneer

Pioneer’s principal uses of cash are for payments of, rent and capital expenditures to maintain the facility and administrative expenses incurred in operating a casino. The Company has implemented changes in personnel and promotional programs and installed new slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share in the Laughlin market. Management believes this will be partially achieved by capital improvements to the Pioneer’s food and beverage and other retail outlets, certain of which were completed in October 2003. The capital expenditures totaled approximately $900,000 and were mainly funded with cash from Pioneer’s restricted cash accounts. As a result of the Company’s exercise of its early purchase option to retire the leases, there are no longer any restrictions on the use of Pioneer’s cash nor are there any other operational restrictions or requirements which otherwise existed prior to the exercise.

Payments of obligations under lease were $900,000 and $2.6 million, for the nine months ended June 30, 2004 and 2003, respectively, and rent expense was approximately $600,000 for each of the nine months ended June 30, 2004 and 2003. Capital expenditures to maintain the facility in fiscal 2004 are expected to be approximately $1.5 million.

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

Preferred Stock

The Company’s preferred stock provides that dividends accumulate on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. As of June 30, 2004, the aggregate liquidation preference of the preferred stock was approximately $18.5 million (which includes accumulated, undeclared dividends of $8.8 million), or approximately $4.07 per share.

Pursuant to the Certificate of Designation of Preferred Stock, dividends are payable only when declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. As such, two of the Company’s six directors have been elected by the preferred stockholders.

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of June 30, 2004, the Company had purchased 845,435 shares of preferred stock for $1.3 million under this program. During the nine months ended June 30, 2004, the Company purchased 84,147 shares for approximately $175,000.

Recently Issued Accounting Standards

FIN 46.    In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“VIEs”). In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R is effective for interests in certain variable interest entities for periods ending after March 15, 2004 unless FIN 46 was previously applied. FIN 46 and FIN 46R establish standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those in which the usual condition for consolidation does not apply. FIN 46 and FIN 46R also require disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 and FIN 46R apply immediately to VIEs created after January 31, 2003 and were effective beginning in the Company’s second quarter ended March 31, 2004. The Company has evaluated its relationships and does not believe it has any significant, consolidatable VIEs. As such, the adoption of these interpretations had no impact on the Company’s results of operations and financial position.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company had total interest-bearing debt at June 30, 2004 of approximately $20.0 million, of which approximately $18.4 million bears interest at a variable rate (approximately 5.25% at June 30, 2004). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $184,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Any future borrowings related to this debt would be exposed to this same market rate risk.

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

However, our audit committee has recently reviewed our internal disclosure controls and procedures in light of our mistaken belief, in connection with our original filing of our annual report on Form 10-K filed on December 29, 2003, that our independent auditors, Deloitte & Touche LLP, had delivered its audit report and consent. The Company filed its audited financial statements included in its annual report on Form 10-K (Amendment No. 3) on March 1, 2004. The audit committee concluded that our new Chief Financial Officer should further evaluate our disclosure controls and procedures to determine if, in fact, any changes would provide more assurance of achieving the desired control objectives. Based upon the evaluation of the Chief Financial Officer, no significant changes were made to the Company’s disclosure controls and procedures.

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

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Archon preferred stock during the nine months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2003:
October 1, 2003 through October 31, 2003	12,894	$1.75	774,182	$1,320,908

November 2003:
November 1, 2003 through November 30, 2003	3,500	$1.71	777,682	$1,314,925

December 2003:
December 1, 2003 through December 31, 2003	17,546	$1.61	795,228	$1,286,618

January 2004:
January 1, 2004 through January 31, 2004	0	$0.00	795,228	$1,286,618

February 2004:
February 1, 2004 through February 29, 2004	0	$0.00	795,228	$1,286,618

March 2004:
March 1, 2004 through March 31, 2004	0	$0.00	795,228	$1,286,618

April 2004:
April 1, 2004 through April 30, 2004	2,000	$2.34	797,228	$1,281,942

May 2004:
May 1, 2004 through May 31, 2004	27,607	$2.34	824,835	$1,217,456

June 2004:
June 1, 2004 through June 30, 2004	20,600	$2.38	845,435	$1,168,455

(1)	Represents aggregate shares purchased under the repurchase program since October 17, 2000.

All shares of preferred stock were purchased pursuant to a $2,500,000 stock repurchase program which was previously approved by our Board of Directors. Funds are available until expended or until the program is suspended by the Chief Executive Officer or by the Board of Directors.

Item 3.    Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 16% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of June 30, 2004, the aggregate liquidation preference of the Preferred Stock was approximately $18.5 million, or $4.07 per share.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 2, 2004, common stockholders elected two directors and voted on a proposal to ratify the selection of Deloitte & Touche LLP as the Company’s public accountants. Preferred stockholders elected one special director.

The Directors whose terms in office continued after the meeting are as follows:

Term Expires
Paul W. Lowden	2005
William J. Raggio	2005
John W. Delaney	2006
Suzanne Lowden	2007

There were 6,221,431 shares of Common Stock entitled to vote at the meeting. A total of 6,136,792 votes (98.64%) were represented at the meeting. The result of the vote taken on the election of Directors elected by the common stockholders to hold office until the 2006 Annual Meeting of Stockholders and until their successors are elected and have qualified are as follows:

	For	Withheld
Suzanne Lowden	5,884,133	13,302

The result of the vote taken for ratification of the selection of Deloitte & Touche LLP as the Company’s public accountants are as follows:

For	Against	Abstain	Broker Non-Vote
5,894,745	1,336	1,354	0

The special director elected by the preferred stockholders whose term in office continued after the meeting is as follows:

Term Expires
Howard E. Foster	2006
Jay Parthemore	2007

There were 5,246,781 shares of Preferred Stock entitled to voted at the meeting. A total of 4,830,475 votes (92.07%) were represented at the meeting. The result of the vote taken of the election of the special director by the preferred stockholders was as follows:

	For	Withheld
Jay Parthemore	4,704,077	126,398

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION, Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden Chairman of the Board and Chief Executive Officer

By:	/s/ John M. Garner
John M. Garner, Chief Financial Officer

Date: August 12, 2004