Form 10-K
period 2004-09-30
ARCHON CORP
filed 2004-12-29
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $33,037,304. The market value was computed by reference to the closing price of the common stock as of December 27, 2004.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

6,221,431	as of	December 27, 2004

DOCUMENTS INCORPORATED BY REFERENCE

None

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐  Yes    ☒  No

ARCHON CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL

YEAR ENDED SEPTEMBER 30, 2004

i

PART I

Item 1. Business

General

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland, and through a wholly-owned subsidiary, Archon Sparks Management Company, formerly operated a casino in Sparks, Nevada, which was closed in December 2003.

In December 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986, as amended (the “Code”), the real and personal property, excluding gaming equipment, and intangible assets used in the operations of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company will operate the Pioneer (collectively, the “Pioneer Transactions”). Additionally, the Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was exercised on December 29, 2003 in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming Corporation (“PDS Gaming”), a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities.

In March 2001, a wholly-owned subsidiary of the Company, Santa Fe Holdings, Inc. (“SFHI”) completed the acquisition of investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland for an aggregate purchase price of $145.0 million plus debt issuance costs of $3.2 million, consisting of $15.5 million in cash and the assumption or issuance of an aggregate of $132.7 million of non-recourse indebtedness. The acquisitions are intended to qualify as like-kind exchanges of real property under Section 1031 of the Code and to defer a portion of the federal corporate income tax resulting from the sale of the Company’s previously owned Santa Fe Hotel and Casino (the “SFHI Asset Sale”).

The principal executive office of the Company is located at 3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109 and the telephone number is (702) 732-9120.

Recent Developments

Las Vegas Strip Property. On December 9, 2003, the Company filed certain use permit applications with Clark County, Nevada, in connection with proposed development plans for its 27-acre Las Vegas Strip property. The Company obtained a use permit on the site for a master-planned development with certain Federal Aviation Administration construction height approvals on the site up to 750 feet. The Company has not obtained any other critical approvals or permits and development of such site would require other significant regulatory approvals. There is no assurance that the Company will obtain all land use, building or other regulatory approvals necessary for development of a hotel-casino resort project or other development projects for this site.

The Company is evaluating development and construction of a hotel-casino project on the site and remains in the predevelopment stage. There are no definitive plans or commitments for the site. The Company may elect to proceed with development, sell the site to other parties or continue to hold the site in its current state.

The Company cannot give any assurances that it will obtain financing on acceptable terms for the project. A preliminary budget has not been completed estimating the costs to develop, build, complete and open the project. There are numerous contingencies and intervening events that could occur that could impact our plans for the site.

Archon’s Strip site was leased by an operator of a water-themed amusement park. In September 2004, the lease was terminated although the tenant may remain on the property through January 2005 for the purpose of removing certain property and equipment. The Company has leased a small portion of the site as a construction staging area for a neighboring development through at least February 2006.

Acquisition of Pioneer. On December 29, 2003, the Company completed the purchase of the fee ownership of the Pioneer in Laughlin, Nevada from an affiliate of GE pursuant to an early purchase option under its existing lease agreement dated December 29, 2000. In accordance with the lease agreement, the Company purchased certain property, including (i) the real property commonly known as 2200 South Casino Drive, located in Laughlin, Nevada; (ii) the casino building, the hotel rooms, together with the meeting rooms, restaurants and associated facilities; and (iii) building equipment and other similar additions and improvements located on the real property. The purchase price for the property was approximately $35.6 million: approximately $12.6 million was paid through funds from the restricted cash accounts, approximately $2.5 million in marketable securities, approximately $2.5 million through a note from PDS Gaming that was due on December 29, 2003, and approximately $18.0 million from borrowed funds, whereby the Company acquired an $18.0 million note payable that is secured by certain land held for development in Las Vegas.

Closing of Duke’s Casino. The Company ceased operating Duke’s Casino in Sparks, Nevada on December 31, 2003. Duke’s Casino was operated through Archon Sparks Management Company, a wholly-owned subsidiary of the Company. Certain of the furniture, fixtures, gaming and non-gaming equipment and inventories have been transferred to the Pioneer. See Note 18 in the Consolidated Financial Statements.

Lone Mountain Property. The Company owned, through SFHI, an approximately 20-acre parcel of real property located next to the Company’s former hotel/casino property, the Santa Fe Hotel and Casino (the “Santa Fe”) (sold to a third party in fiscal 2001), at the intersection of Rainbow and Lone Mountain in Las Vegas, Nevada. The Company and SFHI had granted to the buyer of the SFHI Asset Sale an option to purchase the property for $5.0 million through October 2003. The buyer declined to exercise the option to purchase the property. As a result, the Company entered into an agreement on October 24, 2003 to sell the property for approximately $5.6 million and the sale of the property was completed in September 2004. $5.0 million of the net proceeds from the sale of the real property were used to reduce outstanding indebtedness to a bank.

Hotel and Casino Operations

The Pioneer

The Pioneer, built in 1982, features a classical western architecture style, and is located in Laughlin, Nevada, an unincorporated town on the Colorado River bordering Arizona. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. Approximately 6 1/2 acres of the 12 acres are leased pursuant to a 99-year ground lease (the “Ground Lease”) which, by its terms, is scheduled to terminate in December 2078. The leased land lies between and separates the remaining two parcels of land that are held in fee simple. The Pioneer is comprised of four buildings. One of the three motel buildings together with a portion of both the Pioneer’s casino building and a second motel building are located on land subject to the Ground Lease. The casino is located in the main building, totaling approximately 50,000 square feet, of which approximately 21,500 square feet house the casino.

The first floor includes the casino, two bars, snack bar and gift shop, as well as a twenty-four hour restaurant, kitchen, special events area, restrooms and storage areas. A partial second floor houses a gourmet restaurant, administrative offices and banquet rooms. The three motel buildings were built in 1984 and comprise approximately 66,000, 54,000 and 30,000 square feet, respectively. A total of 416 motel rooms are housed in the three buildings with improvements including a swimming pool and spa. See also Item 1., “Business – Recent Developments.”

Revenues. The primary source of revenues to the Company’s hotel-casino operations is gaming, which represented approximately 60.1%, 60.5% and 60.3% in 2004, 2003 and 2002, respectively, of total revenues. The Pioneer contributed approximately 99% in fiscal 2004 to total gaming revenues and approximately 96% and 100% in fiscal 2003 and 2002, respectively. As of September 30, 2004 the Pioneer had approximately 780 slot machines, nine blackjack tables (“21”), one craps table, one roulette wheel and three other gaming tables. In addition, the Pioneer offers keno.

Market. The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California, retirees who reside in the Northeast and Midwest United States and Canada and travel to the Southwest United States during the winter months, and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rate at the Pioneer was approximately 70%, 77% and 75%, respectively, in fiscal years 2004, 2003 and 2002, respectively.

Business Strategy. The Pioneer attempts to attract and retain customers by offering slot and video poker machine payouts that compare favorably to the competition. A visible means used by the Pioneer to accomplish this marketing program is to offer what management believes to be a large number of quarter video poker machines with liberal theoretical pay outs, compared to other casinos in Laughlin. The Pioneer periodically sponsors detailed product research of its competitors to categorize the number and type of video poker games by payouts and monitors changes in game products to assist it in developing competitive products.

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for cash, free gifts, food and beverages and additional points redeemable for free play. Pioneer management also uses the Club membership list for direct mail marketing.

Management and Personnel

As of September 30, 2004, the Company employed 14 executive and administrative personnel and the Pioneer employed approximately 500 persons.

Competition

In addition to competing with the hotel-casinos in Laughlin, the Pioneer also competes with the hotel-casinos in Las Vegas and those situated on Interstate-15 (the principal highway between Las Vegas and Southern California) near the California-Nevada state line. In March 2000, California voters approved an amendment to the California constitution which permits compacts that allow Native American tribes to operate in excess of 100,000 slot machines in addition to banked card games and lotteries. Management believes that Native American casinos in Southern California, Arizona and New Mexico have had an adverse impact on the Laughlin market, including the Pioneer, by drawing visitors away from the market.

Investment Properties

The Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland in March 2001. The Dorchester, Massachusetts property is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $500,000 in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

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

See also Item 2., “Properties.”

Land Held for Development

The Company owns, through Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operates. The lease was terminated September 30, 2004.

On December 9, 2003, the Company filed certain use permit applications with Clark County, Nevada, in connection with proposed development plans for its 27-acre Strip property. The Company obtained a use permit on the site for a master-planned development with certain FAA construction height approvals on the site up to 750 feet. The Company has not obtained any other critical approvals or permits and development of such site would require other significant regulatory approvals. There is no assurance that the Company will obtain all land use, building or other regulatory approvals necessary for development of a hotel-casino resort project or other development projects for this site.

The Company is evaluating development and construction of a hotel-casino project on the site and remains in the predevelopment stage. There are no definitive plans or commitments for the site. The Company may elect to proceed with development, sell the site to other parties or continue to hold the site in its current state.

The Company cannot give any assurances that it will obtain financing on acceptable terms for the project. A preliminary budget has not been completed estimating the costs to develop, build, complete and open the project. There are numerous contingencies and intervening events that could occur that could impact our plans for the site.

Archon’s Strip site was leased by an operator of a water-themed amusement park. In September 2004, the lease was terminated and the tenant may remain on the property through January 2005 for the purpose of removing certain property and equipment. The Company has leased to a non-related third party a small portion of the site as a construction staging area for a neighboring development at least through February 2006.

The Company owned, through SFHI, an approximately 20-acre parcel of real property located next to the Santa Fe at the intersection of Rainbow and Lone Mountain in Las Vegas, Nevada. The Company and SFHI had granted to the buyer of the SFHI assets an option to purchase the property for $5.0 million through October 2003. The buyer declined to exercise the option to purchase the property. The Company then sold the property to a third party for approximately $5.6 million. The sale was completed in September 2004 with approximately $5.0 million of the net proceeds being used to reduce outstanding bank indebtedness.

Any future development of the Strip property is subject to, among other things, the Company’s ability to obtain necessary financing. The Company can give no assurance that it will obtain development financing or successfully develop the property.

See also Item 1. “Business—Recent Developments” and Item 2., “Properties.”

The Company has provided financial segment information in the “Notes to Consolidated Financial Statements, Note 21. Segment Information”.

Nevada Regulations and Licensing

The Company and PHI (collectively, the “Archon Group”) are subject to extensive state and local regulation by the Nevada Gaming Commission (the “Commission”), the Nevada State Gaming Control Board (the “Board”) and in the case of PHI, the Clark County Liquor and Gaming Licensing Board (collectively the “Nevada Gaming Authorities”).

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

Item 2. Properties

The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. The Company previously leased the Pioneer under a lease that expired in December 2020, subject to two five-year options to extend the term. However, the Company exercised an early purchase option in December 2003 and no longer has a significant capital lease obligation at this property. See Item 1., “Business – Hotel and Casino Operations” and “– Recent Developments,” for more detailed information regarding the Pioneer.

The Company’s investment property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

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

The Company owns approximately 27 acres of real property located on the Strip. See Item 1. Business - Recent Developments and Land Held for Development.

Item 3. Legal Proceedings

Poulos v. Caesar’s World, Inc., et al. and Ahern v. Caesar’s World, Inc., et al.

The Company is a defendant in a class action lawsuit originally filed in the United States District Court of Florida, Orlando Division in 1994, entitled Poulos v. Caesar’s World, Inc., et al., Ahern v. Caesar’s World, Inc., et al. and Schrier v. Caesar’s World, Inc., et al., along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the “Court”). Also named as defendants in these actions are many of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holders Matters

The Company’s common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHN”.

The closing price of the Common Stock on December 27, 2004 was $20.70 per share. The tables below set forth the high and low closing prices by quarter for the fiscal years ended September 30, 2004 and 2003 of the common stock, as reported by the OTCBB.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004:
High	$7.00	$6.55	$6.60	$7.00
Low	2.58	4.55	4.60	5.20

Fiscal 2003:
High	$2.85	$3.70	$3.10	$3.00
Low	2.15	2.70	2.65	2.71

The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 700 common stockholders of record as of December 27, 2004.

Item 6. Selected Financial Data

The table below sets forth a summary of selected financial data of the Company for the years ended September 30, 2004, 2003, 2002, 2001 and 2000:

	2004	2003	2002	2001	2000
	(dollars in thousands, except per share amounts)
Net operating revenues (1)	$45,693	$46,161	$48,765	$48,003	$128,595
Net income (loss), net of taxes (2)	(1,882)	(7,847)	(7,707)	89,182	15,124
Net income (loss) applicable to common shares	(3,444)	(9,374)	(9,262)	87,231	12,802
per common share (2)	(0.55)	(1.51)	(1.50)	14.11	2.07
Total assets	206,932	237,390	242,086	249,485	145,596
Long-term debt, less current portion	93,985	148,698	153,029	157,667	350
Redeemable preferred stock (3)	9,674	9,926	10,866	10,963	18,953

(1)	Net operating revenues for fiscal year 2000 represent primarily the operations at the Santa Fe and Pioneer. Net operating revenues for fiscal years 2001 through 2004 represent primarily operations at the Pioneer and revenues from investment properties.
(2)	Fiscal 2001 results include a $137.2 million gain relating to the SFHI Asset Sale and a $3.4 million gain from litigation settlement. Fiscal 2000 results include a $12.1 million gain relating to the sale of real property, among other items, located in Henderson, Nevada, a $2.8 million gain on the retirement of debt, and a $11.0 million tax benefit related to the release of a valuation reserve. In fiscal 2004 results, a gain of approximately $4.0 million is included principally from the sale of certain land previously owned by the Company.
(3)	The Company has not declared dividends on its preferred stock since fiscal 1996. Dividends of approximately $1.6 million, $1.5 million, $1.6 million, $2.0 million and $2.3 million for fiscal 2004, 2003, 2002, 2001 and 2000, respectively, have not been declared and are in arrears. Total accumulated preferred stock dividends in arrears for the five preceding years ended on September 30, 2004 are $9.5 million, $8.2 million, $7.3 million, $5.8 million and $7.5 million, respectively. Since October 17, 2001, the Company has repurchased and retired 879,357 shares of redeemable preferred stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates the Pioneer in Laughlin, Nevada. The Company also owns Strip property that it may develop. Management believes that the trend of continued development in Las Vegas, Nevada of themed resorts intended to attract visitors will continue in the foreseeable future.

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

The Company also owns investment properties on the East Coast but these investment properties do not contribute significant profitability or net cash flow to the Company.

Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, but believes the opportunity to develop the Strip property could greatly enhance the Company’s ability to generate future profitability, although the Company has no definitive plans to develop the property.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss Archon’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations – Fiscal 2004 Compared to Fiscal 2003

General

During fiscal 2004, the Company experienced a marginal decline in net operating revenues of 1%. However, due to certain reductions of personnel costs primarily at the Pioneer and due to the closure of Duke’s Casino, the Company reduced its operating expenses, before provisions for receivable and investment, by approximately $1.0 million. Additionally, the Company incurred less operating expenses in fiscal 2004 as compared to fiscal 2003 as an income statement provision, principally because a receivable from and investment in Duke’s LLC, of approximately $1.7 million, was recorded. Similar charges of approximately $0.2 million in 2004 were recorded. Overall, the Company’s operating income improved in fiscal 2004 as compared to fiscal 2003 by approximately $2.0 million.

As previously noted, the Company purchased and retired certain lease obligations of approximately $37 million in December 2003. As a result of this transaction, interest expense declined significantly for the Company resulting in decreased interest expense in fiscal 2004 as compared to fiscal 2003 of approximately $3.5 million. This improvement in reduced interest expense was offset, in part, by a decrease in interest income from marketable securities in fiscal 2004 compared to fiscal 2003 of approximately $0.6 million. A significant portion of marketable securities was sold to assist in the purchase of the Pioneer assets in December 2003.

The Company does not anticipate significant changes to its operating results or recourse debt structure in the near term, although no assurances to such can be given.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2004 were $45.7 million, a $0.5 million, or 1%, decrease from $46.2 million for the year ended September 30, 2003. Income from investment properties was $12.4 million in each of the fiscal years. Revenues increased approximately $0.3 million to $32.2 million during fiscal 2004 at the Pioneer compared to $31.9 million for the 2003 fiscal year. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003, had revenues of $0.4 million in the 2004 fiscal year compared to $1.3 million for the 2003 fiscal year.

In fiscal 2004, 70% of the Company’s net revenues were derived from the Pioneer and 27% from investment properties. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2004, approximately 84% of the Pioneer’s net revenues were derived from casino operations. Approximately 88% of gaming revenues at the Pioneer were derived from slot and video poker machines, while 10% of such revenues were from table games and 2% was from other gaming activities such as keno.

Operating Expenses. Total operating expenses decreased approximately $2.5 million, or 6%, to $40.7 million for the year ended September 30, 2004 from $43.2 million for the year ended September 30, 2003. Total operating expenses as a percentage of net revenues decreased to 89% for the year ended September 30, 2004 from 94% for the year ended September 30, 2003. The decline of approximately $2.5 million in operating expenses was principally attributable to i) a reserve for receivables and investment in fiscal 2003 related principally to Duke’s casino of approximately $1.7 million compared to approximately $0.2 million in fiscal 2004, ii) the inclusion in fiscal 2003 of approximately $2.2 million of additional operating expenses at Duke’s casino compared to approximately $0.7 million in fiscal 2004, iii) a decrease in operating expenses of approximately $0.4 million, or approximately 1%, at the Pioneer, in fiscal 2004 and iv) an increase in general corporate expenses in fiscal 2004 of approximately $1.0 million, principally the result of increased legal, accounting/auditing and payroll expenses.

Operating Income. Consolidated operating income for the year ended September 30, 2004 was $5.0 million, a $2.1 million, or 70%, increase from $2.9 million for the year ended September 30, 2003. Operating income improved by $0.7 million at the Pioneer. Including a charge in fiscal 2003 principally for a receivable and investment of approximately $1.7 million, ASMC had an operating loss of $0.5 million and $2.7 million for the fiscal years ended September 30, 2004 and 2003, respectively.

Gain on Sale of Assets. The gain on sale of assets of approximately $4.0 million represents primarily a gain from the sale of certain land held for development during the year ended September 30, 2004 partially offset by a loss on disposal of assets by ASMC.

Interest Expense. Consolidated interest expense for the year ended September 30, 2004 was $12.9 million, a $3.5 million decrease compared to $16.4 million for the year ended September 30, 2003. Interest expense decreased $2.6 million at the Pioneer due to the purchase of the Pioneer assets of approximately $36 million in December 2003, and the resulting termination of capital leases, which bore interest at approximately 14%. The capital lease obligations of approximately $37 million were replaced by the acquisition of certain debt in December 2003 of approximately $18 million, bearing interest at prime plus 1%.

Interest Income. Interest income for the year ended September 30, 2004 was $0.9 million, a decrease of $0.6 million from $1.5 million for the year ended September 30, 2003 due to a decrease in marketable equity securities in the 2004 fiscal year. A significant portion of marketable securities was sold in December 2003, the proceeds of which were used for the purchase of the Pioneer assets.

Other Income. Other income was $0.3 million in fiscal 2004 and is comprised primarily of $0.1 million from net gains on sales of marketable securities and $0.2 million of income from other investments. In fiscal 2003, the Company reported no similar income from these sources.

Loss Before Income Tax. Consolidated loss before income tax for the year ended September 30, 2004 was $2.8 million, a $9.2 million improvement compared to a consolidated loss before income taxes of $12.0 million for the year ended September 30, 2003. This improvement is principally attributable to the aforementioned improvements in operating losses, other income of approximately $4.0 million from a gain on sale of certain assets and a decline in interest expense due to the retirement of certain obligations under capital leases.

Federal Income Tax. The Company recorded a federal income tax benefit of approximately $0.9 million (an approximate 33% effective tax rate) for the year ended September 30, 2004 compared to $4.2 million (an approximate 35% tax rate) for the year ended September 30, 2003.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $1.6 million and $1.5 million for fiscal years 2004 and 2003, respectively, accrued on the preferred stock for purposes of calculating net loss applicable to common shares. The dividend rate increased to 16.0% effective October 1, 2003 from 15.5% beginning on April 1, 2003. The accrued dividend rate increases 50 basis points at each semi-annual dividend payment date, subject to a maximum of 16.0%.

Net Loss. Consolidated net loss applicable to common shares was $3.4 million, or $0.55 per common share, for the year ended September 30, 2004 compared to net loss applicable to common shares of $9.4 million, or $1.51 per common share, for the year ended September 30, 2003.

Pioneer

General. Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel and food/beverage revenues and expenses included in the Company’s consolidated statements of operations and are discussed separately below. There are other insignificant casino and food/beverage revenues and expenses in 2004 and 2003 from ASMC which are not discussed separately below.

Net Operating Revenues. Revenues at the Pioneer increased $0.3 million, or 1%, to $32.2 million for the year ended September 30, 2004 from $31.9 million for the year ended September 30, 2003.

Gross casino revenues increased approximately $0.3 million, or 1%, to $27.1 million for the year ended September 30, 2004 from $26.8 million for the year ended September 30, 2003. Slot and video poker revenues increased approximately $0.7 million, or 3%, to $23.9 million for the year ended September 30, 2004 from $23.2 million for the year ended September 30, 2003. Management believes that the increase resulted from an upgrade of certain slot machines during fiscal 2004. Other gross gaming revenues, including table games, decreased approximately $0.4 million, or 12%, due primarily to decreased table game win. Management believes fewer table game casino and hotel patrons contributed to this decline. Casino promotional allowances increased to approximately $7.8 million in the fiscal year 2004 compared to $6.7 million for the year ended September 30, 2003 due to marketing promotions and system enhancements implemented to increase business volume.

Hotel revenues increased approximately $0.4 million, or 16%, to approximately $3.1 million for the year ended September 30, 2004 from approximately $2.7 million in fiscal 2003, as a decrease in occupancy rate from 77.3% in 2003 to 69.8% in 2004 was offset by an increase in the average daily room rate of approximately 30%. Management believes its efforts to improve the quality and condition of many of its rooms through repairs attributed greatly to its ability to raise room rates. Food and beverage revenues increased approximately $1.2 million, or 17%, to $8.3 million for the year ended September 30, 2004 from $7.1 million for the year ended September 30, 2003, due principally to the renovations during the fourth quarter of 2003 to the Pioneer’s main food outlet. Other revenues decreased approximately $0.5 million, or 26%, to approximately $1.5 million for the year ended September 30, 2004 from $2.0 million for the year ended September 30, 2003, due to decreased sales in the Pioneer’s retail outlets caused by fewer patrons and competition from retail establishments in other casinos in Laughlin.

Operating Expenses. Operating expenses decreased approximately $0.4 million, or 1%, to $32.5 million for the year ended September 30, 2004 from $32.9 million for the year ended September 30, 2003. Operating expenses as a percentage of net revenues decreased to 101% in fiscal 2004 from 103% in fiscal 2003.

Casino expenses decreased approximately $0.5 million, or 3%, to $14.8 million for the year ended September 30, 2004 from $15.3 million for the year ended September 30, 2003, primarily related to reductions in payroll. Casino expenses as a percentage of casino revenues decreased to 55% for the year ended September 30, 2004 from 57% for the year ended September 30, 2003. Hotel expenses were relatively unchanged at $0.7 million for the years ended September 30, 2004 and 2003. Food and beverage expenses increased approximately $1.0 million, or 31%, to $4.3 million in fiscal 2004 from $3.3 million in fiscal 2003. Management believes this increase was due principally to the closure, for several months, of the main food outlet in fiscal 2003 for renovations. Food and beverage expenses as a percentage of food and beverage revenues increased to 52% for the year ended September 30, 2004 from 46% for the year ended September 30, 2003. Management believes an increase in the quality of food product contributed to this increase. Other expenses decreased approximately $0.7 million, or 39%, to $1.1 million for the year ended September 30, 2004 compared to $1.8 million for the year ended September 30, 2003, due to the decrease in retail sales. Other expenses as a percentage of other revenues decreased to 75% for the year ended September 30, 2003 from 90% for the year ended September 30, 2003.

Selling, general and administrative expenses decreased $0.4 million, or 6%, to $4.8 million for the year ended September 30, 2004 compared to $5.2 million for the year ended September 30, 2003, primarily due to reductions in payroll, supplies and outside services. Selling, general and administrative expenses as a percentage of revenues decreased to 15% for the year ended September 30, 2004 from 16% for the year ended September 30, 2003. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses remained materially unchanged at approximately $4.3 million for the year ended September 30, 2004 and $4.2 million for the year ended September 30, 2003. Utilities and property expenses as a percentage of revenues remained unchanged at 13% for the years ended September 30, 2004 and 2003.

Interest Expense. Interest expense decreased $2.6 million, or 53%, to $2.3 million for the year ended September 30, 2004 from $4.9 million for the year ended September 30, 2003, due to the purchase of the Pioneer assets and elimination of the $33.5 million lease obligation. The $33.5 million interest-bearing lease obligation had an effective interest rate of approximately 14% and was replaced with approximately $18 million of debt bearing interest annually at the rate of prime plus 1%.

Results of Operations – Fiscal 2003 Compared to Fiscal 2002

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2003 were $46.2 million, a $2.6 million, or 5.3%, decrease from $48.8 million for the year ended September 30, 2002. Income from investment properties was $12.4 million in each of the fiscal years. Revenues decreased $3.6 million to $31.9 million in fiscal 2003 at the Pioneer compared to $35.5 million in fiscal 2002. ASMC, which began operating Duke’s Casino in February 2003, had revenues of $1.3 million.

In fiscal 2003, 69.1% of the Company’s net revenues were derived from the Pioneer and 26.9% from investment properties. For fiscal 2003, 84.1% of the Pioneer’s net revenues were derived from casino operations. Approximately 86.4% of gaming revenues at the Pioneer were derived from slot and video poker machines, while 11.9% of such revenues were from table games and 1.7% was from other gaming activities such as keno.

Operating Expenses. Total operating expenses increased approximately $1.0 million, or 2.3%, to $43.2 million for the year ended September 30, 2003 from $42.2 million for the year ended September 30, 2002. Total operating expenses as a percentage of revenue increased to 93.7% for the year ended September 30, 2003 from 86.6% for the year ended September 30, 2002. Operating expenses decreased $2.3 million, or 6.5%, at the Pioneer, by $0.3 million at the investment properties and by $0.1 million at corporate. The decrease in operating expenses at the investment properties was due to an adjustment to depreciation and amortization expenses in the prior year period. The decrease at corporate was due to development costs associated with the development of certain gaming technology which was incurred in the prior year period. ASMC had operating expenses of $2.2 million. The Company recorded a $1.5 million reserve for its receivable from and investment in Duke’s Casino and $0.2 million for impairment of other assets in the current year.

Operating Income. Consolidated operating income for the year ended September 30, 2003 was $2.9 million, a $3.6 million, or 55.1%, decrease from $6.5 million for the year ended September 30, 2002. Operating income decreased by $1.3 million at the Pioneer and increased $0.3 million at the investment properties. ASMC had an operating loss of approximately $2.7 million, which includes a charge of approximately $1.7 million for a receivable from and investment in Duke’s.

Interest Expense. Consolidated interest expense for the year ended September 30, 2003 was $16.4 million, a $0.2 million decrease compared to $16.6 million for the year ended September 30, 2002. Interest expense from the investment properties decreased $0.5 million due to a reduction through principal payments of outstanding debt. Interest expense increased $0.1 million at the Pioneer due to an increase in outstanding debt through negative amortization of debt. ASMC had $0.1 million in interest expense.

Interest Income. Interest income for the year ended September 30, 2003 was $1.5 million, an increase of $0.2 million from $1.3 million for the year ended September 30, 2002 due to a higher return on investments.

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

Pioneer

General. Casino, hotel and food/beverage revenues and expenses at the Pioneer comprised the majority of consolidated casino, hotel and food/beverage revenues and expenses included in the Company’s consolidated statements of operations during the year ended September 30, 2003 and are discussed separately below. There were other insignificant casino and food/beverage revenues and expenses in 2003 from ASMC which are not discussed separately below.

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

Casino revenues decreased $2.6 million, or 8.8%, to $26.8 million for the year ended September 30, 2003 from $29.4 million for the year ended September 30, 2002. Slot and video poker revenues decreased $2.3 million, or 9.0%, to $23.2 million for the year ended September 30, 2003 from $25.5 million for the year ended September 30, 2002. Management believes that the decrease resulted from fewer casino patrons. Other gaming revenues, including table games, decreased $0.3 million, or 7.2%, due primarily to decreased table game win of $0.2 million, or 5.9%. Casino promotional allowances were unchanged at $6.7 million for the years ended September 30, 2003 and 2002, despite the decrease in revenues due to marketing promotions developed to increase business volume.

Hotel revenues were unchanged at $2.7 million for the years ended September 30, 2003 and 2002, as an increase in occupancy rate to 77.3% from 75.0% was offset by a decrease in the average daily room rate. Food and beverage revenues decreased $0.7 million, or 9.1%, to $7.1 million for the year ended September 30, 2003 from $7.8 million for the year ended September 30, 2002, due to the decrease in the number of casino patrons and the closure of the Pioneer’s main food outlet for renovations during the fourth quarter of 2003. Other revenues decreased $0.3 million, or 13.7%, to $2.0 million for the year ended September 30, 2003 from $2.3 million for the year ended September 30, 2002, due to decreased sales in the Pioneer’s retail outlets caused by fewer patrons and competition from retail establishments in other casinos in Laughlin.

Operating Expenses. Operating expenses decreased $2.3 million, or 6.5%, to $32.9 million for the year ended September 30, 2003 from $35.2 million for the year ended September 30, 2002. Operating expenses as a percentage of revenues increased to 103.2% in fiscal 2003 from 99.3% in fiscal 2002.

Casino expenses decreased $0.7 million, or 4.4%, to $15.3 million for the year ended September 30, 2003 from $16.0 million for the year ended September 30, 2002, primarily related to reductions in payroll and supplies. Casino expenses as a percentage of casino revenues increased to 56.9% for the year ended September 30, 2003 from 54.3% for the year ended September 30, 2002. Hotel expenses were relatively unchanged at $0.7 million for the year ended September 30, 2003 and $0.8 million for the year ended September 30, 2002. Food and beverage expenses decreased $0.8 million, or 19.9%, to $3.3 million from $4.1 million, due to the decrease in food and beverage revenues. Food and beverage expenses as a percentage of food and beverage revenues decreased to 45.9% for the year ended September 30, 2003 from 52.1% for the year ended September 30, 2002. Other expenses decreased $0.2 million, or 9.2%, to $1.8 million for the year ended September 30, 2003 compared to $2.0 million for the year ended September 30, 2002, due to the decrease in retail sales. Other expenses as a percentage of other revenues increased to 89.7% for the year ended September 30, 2003 from 85.2% for the year ended September 30, 2002.

Selling, general and administrative expenses decreased $0.3 million, or 5.3%, to $5.2 million for the year ended September 30, 2003 compared to $5.5 million for the year ended September 30, 2002, primarily due to reductions in payroll, supplies and outside services. Selling, general and administrative expenses as a percentage of revenues increased to 16.2% for the year ended September 30, 2003 from 15.4% for the year ended September 30, 2002. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses decreased $0.7 million, or 14.0%, to $4.2 million for the year ended September 30, 2003 from $4.9 million for the year ended September 30, 2002, due to a decrease in rent expense resulting from the purchase in May 2002 of gaming equipment that was leased in the prior year period. Utilities and property expenses as a percentage of revenues decreased to 13.3% for the year ended September 30, 2003 from 13.9% for the year ended September 30, 2002. Depreciation and amortization expenses increased $0.5 million, or 24.0%, to $2.5 million for the year ended September 30, 2003 from $2.0 million for the year ended September 30, 2002, due to the purchase of gaming equipment in May 2002.

Interest Expense. Interest expense increased $0.1 million, or 2.9%, to $4.9 million for the year ended September 30, 2003 from $4.8 million for the year ended September 30, 2002, due to the interest expense component of the $33.5 million obligation under lease incurred on December 29, 2000 in connection with the Pioneer sale/leaseback transactions.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2004 for the fiscal years ending September 30, 2005, 2006, 2007, 2008, 2009, 2010 and thereafter:

	Payments Due By Periods
	2005	2006	2007	2008	2009	2010 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,658	$1,915	$2,195	$2,490	$2,828	$40,302	$51,388
Sovereign	28,400	0	0	0	0	31,199	59,599
Long-term debt:
Building	70	80	14	0	0	0	164
Equipment	727	603	418	13	0	0	1,761
Mortgage obligation	752	796	11,131	0	0	0	12,679
Operating leases:
Ground lease	302	302	302	302	302	20,951	22,461
Corporate offices	155	100	22	0	0	0	277

	$32,064	$3,796	$14,082	$2,805	$3,130	$92,452	$148,329

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt - $10.2 million (2005), $7.3 million (2006), $7.1 million (2007), $7.0 million (2008), $6.8 million (2009), and $52.8 million (2010 and thereafter), and (ii) Long-term debt - $0.8 million (2005), $0.7 million (2006), $0.2 million (2007), $0 (2008), $0 (2009) and $0 (2010 and thereafter).

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

A non-recourse obligation related to the Massachusetts property of approximately $25.7 million matures during the three months ending June 30, 2005. The tenant of the property is required to make this payment subject to a lease agreement, and the payment is also guaranteed by another company. Based upon the financial condition of the tenant, management does not foresee any problems in the timely satisfaction of this obligation by third parties.

Liquidity and Capital Resources

As of September 30, 2004, the Company held cash and cash equivalents of $3.4 million compared to $5.9 million at September 30, 2003. In addition, the Company had $5.4 million in investment in marketable securities at September 30, 2004 compared to $7.3 million at September 30, 2003. Management believes that through cash flow generated from its casino operations and its long-term investments, the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve-month period ending September 30, 2005. The investment properties were structured such that future tenants payments cover future required mortgage payments.

Cash Flows from Operating Activities. The Company’s cash provided by operations was approximately $4.7 million for the year ended September 30, 2004 as compared to approximately $2.4 million for the year ended September 30, 2003. This increase was primarily due to an improvement in the net loss, (before a gain on the sale of assets of approximately $4.0 million), of approximately $2.0 million, and an increase in cash provided by changes in operating assets and liabilities of approximately $1.3 million offset, in part, by a decrease in depreciation and the negative amortization of debt in 2004 of approximately $1.2 million.

Cash Flows from Investing Activities. Cash provided by investing activities was $21.2 million during the year ended September 30, 2004, compared to cash provided by investing activities of $3.0 million during the year ended September 30, 2003. The primary components of cash provided by investing activities were a decrease in restricted cash balances of approximately $13.9 million, proceeds from the sale of certain land and assets of approximately $5.8 million and proceeds from net marketable securities transactions of approximately $2.5 million. Capital expenditures for the current year were $1.0 million. In the prior year, the Company generated $5.5 million, net, in marketable securities transactions and expended $2.0 million in capital expenditures.

Cash Flows from Financing Activities. Cash used in financing activities was $28.4 million in the year ended September 30, 2004 compared to $8.1 million during the prior year. During fiscal 2004, the Company paid approximately $36 million to purchase the Pioneer assets. Additionally, principal payments of over $6 million were made on non-recourse debt, the Company paid in excess of $5 million of its $18 million of debt acquired in December 2003 and certain other debt obligations of approximately $4 million were made. The Company also collected approximately $4.9 million of notes receivable included in other assets within its consolidated balance sheets.

The Company’s primary source of operating cash is from the Pioneer’s operations and from interest income on available cash and cash equivalents and investments in marketable securities. From time to time, transactions involving the sale of certain land or other assets also contribute to the Company’s cash balances. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. The Company’s 27-acre parcel of real property on the Strip was previously subject to a lease with a water theme park operator. The Company generates minimal cash from the lease agreement after payment of property costs. This lease was terminated in September 2004, although a third party has agreed to a short-term lease for less than 10% of the property which will generate approximately the same amount of net cash generated from the terminated lease.

The Company’s primary use of funds is for operations of Archon, which includes costs of executive and administrative personnel, administrative functions and costs to explore development opportunities. As previously noted, the Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. In December 2003, the Company exercised the Early Purchase Option (the “EPO”). The EPO was in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities. Obligations under lease of approximately $37.0 million were retired upon the exercise of the EPO. Accordingly, the Company recorded a reduction of its carrying value of property and equipment at the Pioneer of approximately $1.4 million in connection with this transaction.

Pioneer

Pioneer’s principal uses of cash are for payments of, rent and capital expenditures to maintain the facility and administrative expenses incurred in operating a casino. The Company has implemented changes in personnel and promotional programs and installed new slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share in the Laughlin market. Management believes this will be partially achieved by capital improvements to the Pioneer’s food and beverage and other retail outlets, certain of which were completed in October 2003. The capital expenditures totaled approximately $0.9 million and were mainly funded with cash from Pioneer’s restricted cash accounts. As a result of the Company’s exercise of the EPO to retire the leases, there are no longer any restrictions on the use of the Pioneer’s cash nor are there any other operational restrictions or requirements which otherwise existed prior to the exercise.

Payments of obligations under lease were $0.9 million and $3.4 million, for the fiscal years ended September 30, 2004 and 2003, respectively, and rent expense was approximately $0.7 million and $0.8 million for fiscal years ended September 30, 2004 and 2003, respectively. Capital expenditures to maintain the facility in fiscal 2004 were approximately $0.9 million.

As a consequence of the exercise of the EPO, payments of obligations under lease, which would have increased in January 2004 from $280,000 per month to $340,000 per month, ceased after December 2003. Instead, as of February 2004, the Company is making principal and interest payments of approximately $120,000 per month on a new mortgage loan, which is secured by land held for investment in Las Vegas and by a personal guaranty from the Company’s Chief Executive Officer.

Duke’s Casino

The Company had previously loaned approximately $1.4 million to Duke’s – Sparks (“Duke’s”), a Nevada limited-liability company. The Company, through its wholly-owned subsidiary ASMC, operated Duke’s casino. Chris Lowden, son of Paul W. Lowden, is a limited partner in the company which is a managing member of Duke’s. The Company also acquired a $100,000 Class B member interest in Duke’s.

In December 2003, Duke’s closed its casino operations. The Company has written-off its investment in Duke’s and has recorded a reserve for its receivable from Duke’s of approximately $1.4 million during its fiscal year ended September 30, 2003 and has no further asset exposure from Duke’s.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semi-annual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. The accrued stock dividends have not been recorded as an increase to the preferred stock account. As of September 30, 2004, the aggregate liquidation preference of the preferred stock was approximately $19.2 million, or $4.24 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of December 27, 2004, the Company had purchased 879,559 shares of preferred stock for $1,406,399 under this program. During the year ended September 30, 2004, the Company purchased 118,069 preferred shares at a cost of approximately $249,000.

Recently Issued Accounting Standards

FIN 46. In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“VIEs”). In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R is effective for interests in certain variable interest entities for periods ending after March 15, 2004 unless FIN 46 was previously applied. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those in which the usual condition for consolidation does not apply. FIN 46R also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to VIEs created after January 31, 2003 and were effective beginning in the Company’s second quarter ended March 31, 2004. The Company has evaluated its relationships and does not believe it has any significant, consolidatable VIEs. As such, the adoption of this Interpretation had no impact on the Company’s results of operations and financial position.

Effects of Inflation

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel room rates. Expenses of operating the Company’s investment properties are generally borne by the tenants. Any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

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

Item 7A. Market Risk Disclosure

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt of approximately $15 million, of which approximately $13 million bears interest at a variable rate (approximately 5.75% on September 30, 2004). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $130,000 change in the amount of interest the Company would incur based on the amount of variable debt outstanding for the year ended September 30, 2004. Any future borrowings related to this debt will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 8. Financial Statements

INDEX

TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2004, 2003 and 2002

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Archon Corporation:

We have audited the accompanying consolidated balance sheets of Archon Corporation and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Archon Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

December 23, 2004

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,442,418	$5,852,354
Investment in marketable securities	5,398,441	7,262,208
Accounts receivable, net	3,286,668	3,178,143
Inventories	294,162	288,947
Prepaid expenses and other	805,578	755,537

Total current assets	13,227,267	17,337,189
Property and equipment:
Land held for development	21,504,400	23,109,400
Property held for investment, net	133,708,401	136,824,589
Land used in operations	8,125,589	8,125,589
Buildings and improvements	35,309,806	35,639,920
Machinery and equipment	9,840,218	11,515,818
Accumulated depreciation	(22,113,300)	(20,587,802)

Property and equipment, net	186,375,114	194,627,514
Restricted cash	0	13,898,971
Other assets	7,329,354	11,526,516

Total assets	$206,931,735	$237,390,190

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets – (continued)

as of September 30, 2004 and 2003

	2004	2003
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,138,077	$2,668,187
Interest payable	1,939,750	2,249,954
Accrued and other liabilities	3,220,391	3,071,867
Current portion of debt	1,548,231	3,510,004
Current portion of non-recourse debt	30,057,775	6,414,729

Total current liabilities	38,904,224	17,914,741
Debt - less current portion	13,055,445	1,073,305
Non-recourse debt - less current portion	80,929,404	110,987,179
Obligation under capital lease	0	36,637,505
Deferred income taxes	29,748,077	29,939,408
Other liabilities	21,902,820	16,586,096
Commitments and contingencies (see Note 19)
Stockholders’ equity:
Common stock, $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,221,431 shares on September 30, 2004 and 2003	62,214	62,214
Preferred stock, exchangeable, redeemable 16.0% cumulative, stated at $2.14 liquidation value, authorized-10,000,000 shares; issued and outstanding – 4,520,352 shares on September 30, 2004 and 4,638,421 shares on September 30, 2003 with cumulative dividends in arrears of $9,504,266 and $8,164,317, respectively	9,673,553	9,926,221
Additional paid-in capital	54,582,364	54,529,070
Accumulated deficit	(42,830,615)	(40,948,873)
Accumulated other comprehensive income	992,023	844,841

Subtotal	22,479,539	24,413,473
Less stock subscriptions receivable	0	(73,743)
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	22,391,765	24,251,956

Total liabilities and stockholders’ equity	$206,931,735	$237,390,190

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Casino	$27,470,751	$27,948,767	$29,415,497
Hotel	3,125,408	2,689,656	2,659,335
Food and beverage	8,381,094	7,385,940	7,831,579
Investment properties	12,402,247	12,402,246	12,402,247
Other	2,166,278	2,576,058	3,197,838

Gross revenues	53,545,778	53,002,667	55,506,496
Less casino promotional allowances	(7,853,205)	(6,841,198)	(6,741,025)

Net operating revenues	45,692,573	46,161,469	48,765,471

Operating expenses:
Casino	15,126,830	16,337,894	15,978,110
Hotel	669,411	733,436	816,471
Food and beverage	4,382,641	3,567,409	4,084,003
Other	1,133,699	1,828,325	1,988,276
Selling, general and administrative	4,375,537	4,806,533	5,062,358
Corporate expenses	3,800,474	2,796,269	2,815,467
Utilities and property expenses	5,088,568	5,236,325	5,701,546
Depreciation and amortization	5,980,476	6,227,593	5,803,042
Provision for receivable and investment	162,225	1,700,000	0

Total operating expenses	40,719,861	43,233,784	42,249,273

Operating income	4,972,712	2,927,685	6,516,198
Interest expense	(12,880,017)	(16,415,615)	(16,645,141)
Gain on sale of assets	3,953,148	0	0
Interest income	860,165	1,489,483	1,288,887
Other income	298,763

Loss before income tax benefit	(2,795,229)	(11,998,447)	(8,840,056)
Federal income tax benefit	913,487	4,151,668	1,133,000

Net loss	(1,881,742)	(7,846,779)	(7,707,056)
Dividends accrued on preferred shares	(1,562,171)	(1,526,611)	(1,555,246)

Net loss applicable to common shares	$(3,443,913)	$(9,373,390)	$(9,262,302)

Average common shares outstanding	6,221,431	6,221,431	6,180,152

Average common and common equivalent shares outstanding	6,221,431	6,221,431	6,180,152

Basic and diluted loss per common share	$(0.55)	$(1.51)	$(1.50)

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2004, 2003 and 2002

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2001	$61,533	$10,963,395	$53,630,047	$(25,395,038)	$(406,701)	$0	$(87,774)	$38,765,462
Net loss				(7,707,056)				(7,707,056)
Preferred stock purchased		(97,074)	21,953					(75,121)
Stock options exercised	681		73,743			(73,743)		681
Unrealized gain on marketable securities					312,023			312,023

Balances, September 30, 2002	62,214	10,866,321	53,725,743	(33,102,094)	(94,678)	(73,743)	(87,774)	31,295,989
Net loss				(7,846,779)				(7,846,779)
Preferred stock purchased		(940,100)	310,963					(629,137)
Capital contributions			492,364					492,364
Unrealized gain on marketable securities					939,519			939,519

Balances, September 30, 2003	62,214	9,926,221	54,529,070	(40,948,873)	844,841	(73,743)	(87,774)	24,251,956
Net loss				(1,881,742)				(1,881,742)
Preferred stock purchased		(252,668)	3,294					(249,374)
Stock-based compensation expense			50,000					50,000
Unrealized gain on marketable securities					147,182			147,182
Stock subscriptions received						73,743		73,743

Balances, September 30, 2004	$62,214	$9,673,553	$54,582,364	$(42,830,615)	$992,023	$0	$(87,774)	$22,391,765

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(1,881,742)	$(7,846,779)	$(7,707,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,980,476	6,227,593	5,803,042
Interest expense from amortization of debt issuance costs	342,934	231,996	231,996
Stock-based compensation expense	50,000	0	0
Provision for doubtful receivables	31,220	40,999	35,714
Gain on sale of assets	(3,953,148)	0	0
Negative amortization of debt	344,685	1,272,197	1,117,411
Change in assets and liabilities:
Accounts receivable, net	(139,745)	6,802	(201,631)
Inventories	(5,215)	(2,362)	(12,542)
Prepaid expenses and other	(50,041)	219,661	(5,629)
Deferred income taxes	(725,498)	(4,151,668)	(633,000)
Other assets	(592,659)	(341,946)	(1,846,292)
Accounts payable	175,273	741,383	922,826
Interest payable	(310,204)	(35,294)	(91,770)
Accrued and other liabilities	5,465,248	6,027,592	3,987,202

Net cash provided by operating activities	4,731,584	2,390,174	1,600,271

Cash flows from investing activities:
Proceeds from sale of assets	5,770,000	0	0
Decrease (increase) in restricted cash	13,898,971	(483,814)	2,485,305
Capital expenditures	(989,102)	(2,022,838)	(4,352,497)
Marketable securities purchased	(272,214)	(1,067,096)	(7,314,325)
Marketable securities sold	2,817,330	6,531,199	5,262,028

Net cash provided by (used in) investing activities	21,224,985	2,957,451	(3,919,489)

Cash flows from financing activities:
Proceeds from long-term debt	18,565,751	2,867,171	0
Paid on long-term debt and obligation under capital lease	(51,203,512)	(5,956,780)	(5,203,337)
Note receivable	4,884,301	(4,884,301)	0
Debt issuance costs	(437,414)	0	0
Preferred stock acquired	(249,374)	(629,137)	(75,121)
Capital contributions	0	492,364	0
Stock subscription received	73,743	0	0

Net cash used in financing activities	(28,366,505)	(8,110,683)	(5,278,458)

Decrease in cash and cash equivalents	(2,409,936)	(2,763,058)	(7,597,676)

Cash and cash equivalents, beginning of year	5,852,354	8,615,412	16,213,088

Cash and cash equivalents, end of year	$3,442,418	$5,852,354	$8,615,412

See the accompanying Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2004, 2003 and 2002

1. Basis of Presentation and General Information

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company, owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986, as amended (the “Code”), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company would operate the Pioneer (collectively, the “Pioneer Transactions”). Additionally, the Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company would exercise its Early Purchase Option (“EPO”) on December 29, 2003. The EPO was exercised in the amount of $35.6 million and was paid from the following monies: a $2.5 million payment on a note receivable from PDS Gaming, a loan in the amount of $18.0 million, funds from the restricted cash accounts in the amount of approximately $12.6 million, and $2.5 million from marketable securities.

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

Investment in Marketable Securities

Debt securities available-for-sale are stated at market value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities. Debt securities available-for-sale at September 30, 2004 and 2003 include investments in government obligations and corporate securities.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses, when material, reported as a component of accumulated other comprehensive income. Realized gains and losses are determined on a specific identification method. At September 30, 2004 and 2003, equity securities available-for-sale included investments in common and preferred stock.

The Company recorded approximately $147,000, $940,000 and $312,000 of other comprehensive gain associated with unrealized gains or losses on these securities during the years ended September 30, 2004, 2003 and 2002, respectively.

The following is a summary of available-for-sale marketable securities as of September 30, 2004 and 2003:

	2004
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Government and agency obligations	$0	$0	$0	$0
Other debt securities	2,600,000	104,120	0	2,704,120

Total debt securities	2,600,000	104,120	0	2,704,120
Equity securities	1,272,251	1,483,145	61,075	2,694,321

Total	$3,872,251	$1,587,265	$61,075	$5,398,441

	2003
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Government and agency obligations	$0	$0	$0	$0
Other debt securities	4,272,917	191,918	5,578	4,459,257

Total debt securities	4,272,917	191,918	5,578	4,459,257
Equity securities	1,938,835	922,430	58,314	2,802,951

Total	$6,211,752	$1,114,348	$63,892	$7,262,208

The cost and estimated fair value of debt securities as of September 30, 2004 and 2003 by contractual maturity are shown below:

	2004
	Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	0	0
Due after ten years	2,600,000	2,704,120

Total	$2,600,000	$2,704,120

	2003
	Cost	Fair Value
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	759,167	779,650
Due after ten years	3,513,750	3,679,607

Total	$4,272,917	$4,459,257

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

Depreciation and amortization are computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation and amortization periods for buildings and improvements is seven to 40 years and for machinery and equipment three to 15 years.

Pre-Opening Expenses and Capitalized Interest

The Company expenses development costs as incurred. Interest costs are capitalized on funds disbursed during the development phase of projects and expensed pursuant to depreciation and amortization methods over the asset’s estimated useful life.

Slot Club Liability

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for cash, free gifts, food and beverages and additional points redeemable for free play. Included in accrued liabilities is approximately $600,000 and $450,000 at September 30, 2004 and 2003, respectively, for estimated redemption value of points accumulated by patrons. This value is estimated based on historical amounts of free gift costs redeemed.

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

	2004	2003	2002
Food and beverage	$5,217	$4,661	$4,530
Hotel	855	893	825
Other	138	78	72

Total	$6,210	$5,632	$5,427

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

Earnings Per Share

The Company presents its per share results in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. The effect of options outstanding was not included in diluted calculations during fiscal years 2004, 2003 and 2002 since the Company incurred a net loss. Dilutive stock options of approximately 450,000 for the years ended September 30, 2004, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

The Board of Directors of the Company has authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $2.5 million. Pursuant to the Certificate of Designation of the preferred stock, shares of preferred stock acquired by the Company are retired.

Accounting for Stock-Based Compensation

The Company has a Key Employee Stock Option Plan (the “Stock Option Plan”) which ceased granting options on September 30, 2003. The Company accounts for the Stock Option Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Stock Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss applicable to common shares and loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts).

	Years Ended September 30,
	2004	2003	2002
Net loss applicable to common shares	$(3,444)	$(9,373)	$(9,262)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(13)

Pro forma net loss applicable to common shares	$(3,445)	$(9,374)	$(9,275)

Loss per common share:
Basic and diluted – as reported	$(0.55)	$(1.51)	$(1.50)

Basic and diluted – pro forma	$(0.55)	$(1.51)	$(1.50)

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

Recently Issued Accounting Standards

FIN 46.    In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“VIEs”). In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R was effective for interests in certain variable interest entities for periods ending after March 15, 2004 unless FIN 46 was previously applied. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those in which the usual condition for consolidation does not apply. FIN 46R also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to VIEs created after January 31, 2003 and were effective beginning in the Company’s second quarter ended March 31, 2004. The Company has evaluated its relationships and does not believe it has any significant, consolidatable VIEs. As such, the adoption of this Interpretation had no impact on the Company’s results of operations and financial position.

Fair Value of Financial Instruments

The Company estimates the fair value of its preferred stock to be approximately $10.4 million at September 30, 2004 based upon available market prices. The Company estimates that its debt and all other financial instruments have a fair value that materially approximates their recorded value, except for its non-recourse debt associated with an investment property owned in Massachusetts. The debt, which bears interest at rates of 10% and 12% on two notes, has a fair market value approximately $15.5 million greater than its cost at September 30, 2004 of approximately $59.6 million. The interest rate used to discount the notes and estimate the fair value was 7%, the same interest rate that is associated with similar non-recourse debt of the Company.

Other Income

Other income consists of gains from the same of marketable securities and income from investments in unconsolidated entities.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for each of the three years ended September 30, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Net loss	$(1,882)	$(7,847)	$(7,707)
Unrealized gain on marketable securities	147	940	312

Comprehensive loss	$(1,735)	$(6,907)	$(7,395)

Reclassifications

Certain reclassifications have been made in the prior years’ consolidated financial statements to conform to the presentations used in 2004.

3. Cash and Cash Equivalents

At September 30, 2004, the Company held cash and cash equivalents of $3.4 million compared to $5.9 million at September 30, 2003. Approximately $0 and $2.1 million was held by PHI as of September 30, 2004 and 2003, respectively, and was subject to certain restrictions and limitations on its use, including restrictions on its availability for distribution to the Company, by the terms of the agreements entered into in the Pioneer Transactions. See Note 12.

At September 30, 2003, approximately $1.6 million was held in escrow pursuant to the agreements related to the SFHI Asset Sale. See Note 12.

4. Restricted Cash

At September 30, 2003, approximately $13.9 million was held by SFHI, Inc. (“SFHI”), restricted in use and pledged to secure SFHI’s guaranty of PHI’s lease and license obligations. As these obligations were retired in December 2003, in part by using the restricted cash, the Company no longer has restrictions on any of its cash accounts.

5. Accounts Receivable, Net

Accounts receivable at September 30, 2004 and 2003 consisted of the following:

	2004	2003
Casino and hotel	$460,981	$485,202
Rental properties	3,021,562	3,021,562
Other	0	258,016

	3,482,543	3,764,780
Less: allowance for doubtful accounts	(195,875)	(586,637)

Total	$3,286,668	$3,178,143

Changes in the allowance for doubtful accounts for the years ended September 30, 2004, 2003, and 2002 were as follows:

	2004	2003	2002
Balance, beginning of year	$586,637	$606,599	$1,495,859
Provision	31,220	40,999	35,714
Accounts written-off	(421,982)	(60,961)	(924,974)

Balance, end of year	$195,875	$586,637	$606,599

6. Land Held for Development

In October 1995, the Company acquired an approximately 27-acre parcel on Las Vegas Boulevard South which was recorded at approximately $21.5 million. The Company assumed an operating lease under which a water theme park operated on the 27-acre parcel. The lease was terminated by the Company in September 2004 and the tenant has until January 2005 to vacate the premises. Under the terms of the lease, as amended, the water theme park remitted a base rent of approximately $19,000 monthly plus an annual rent payment based on gross receipts. Subsequent to September 30, 2004, the Company entered into an agreement to lease a small portion of this property for 16 months at a rate of approximately $42,000 per month.

In 1994, SFHI acquired for $1.6 million the approximately 20-acre parcel of undeveloped real property at the corner of Rainbow and Lone Mountain Road in Las Vegas, Nevada. In connection with the SFHI Asset Sale, the Company and SFHI granted an option to the buyer through October 2003 to purchase the property for $5.0 million. The buyer has declined to exercise the option to purchase the property and the property was sold in September 2004 to a third party for approximately $5.6 million. A gain of approximately $4.2 million was recorded in the fourth fiscal quarter ended September 30, 2004 and is included in “Gain on sale of assets” in the accompanying consolidated statements of operations.

7. Property and Equipment, Net

Included in Property and equipment, net in the accompanying Consolidated Balance Sheets at September 30, 2004 and 2003 are certain assets held under lease at the Pioneer with a net carrying value of approximately $0 and $27.2 million, respectively.

8. Rental Property Held for Investment, Net

The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The loan issue costs incurred to acquire the property recorded in Other assets in the accompanying Consolidated Balance Sheets are being amortized over the remaining loan period. Deferred rent at September 30, 2004 and 2003 in the amount of $21.9 million and $16.6 million, respectively, is included in Other liabilities on the accompanying Consolidated Balance Sheets. See Note 11

The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the property (approximately $2.7 million) are recorded in Other assets in the accompanying Consolidated Balance Sheets and are being amortized over the remaining loan period. Deferred rent at September 30, 2004 and 2003 in the amount of $2.3 million and $1.8 million, respectively, is included in Other assets on the accompanying Consolidated Balance Sheets. See Note 11

9. Other Assets

Included in Other assets at September 30, 2004 and 2003 are unamortized loan issue costs, which were incurred during the acquisition of certain rental property and certain debt, and deferred rents of approximately $4.7 million and $4.4 million, respectively, and amounts due from PDS Gaming, Inc. of $0 and $4.9 million, respectively. The unamortized loan issue costs are being amortized on the straight-line basis over the loan period, which closely approximates the effective interest method, and the deferred rents are being amortized on the straight-line basis over the lease period.

Additionally, Other assets at September 30, 2004 and 2003 include $0.4 million and $0.7 million, respectively, of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%. J & J Mortgage is owned by Lowden Investment Company (“LICO”), which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Other assets also include amounts for the cash surrender value of life insurance of approximately $0.6 million and $0.5 million on September 30, 2004 and 2003, respectively, and investments in unconsolidated entities of approximately $0.9 million and $0.4 million on September 30, 2004 and 2003, respectively.

10. Debt

As of September 30, 2004, the Company’s long-term debt was comprised primarily of the following obligations: a loan with a balance of approximately $12.7 million, secured by land held for development on the Las Vegas Strip, monthly payments of approximately $120,000, including interest of prime plus 1% (5.75% at September 30, 2004) with a balloon payment of approximately $10.9 million in December 2006; a loan with a balance of $1.8 million collateralized by slot equipment with an interest rate of 7.25%, monthly principal payments of approximately $50,000 through October 2007; and a loan with a balance of $160,000 collateralized by real property with an interest rate of 13.5%, monthly payments of $8,000 through November 2006.

The Company’s long-term debts at September 30, 2003 were primarily comprised of the following obligations: borrowings of $2.9 million from a margin account (collateralized by securities owned by the Company) at a brokerage firm with a variable rate of interest (4.6% at September 30, 2003); a loan with a balance of $1.5 million collateralized by slot equipment with an interest rate of 7.5%, monthly payments of $53,000 through April 2006; and a loan with a balance of $200,000 collateralized by real property with an interest rate of 13.5%, monthly payments of $8,000 through November 2006.

The scheduled maturities of long-term debt for the years ending September 30 are as follows:

2005	$1,548,231
2006	1,478,909
2007	11,563,526
2008	13,010

Total	$14,603,676

11. Non-Recourse Debt Obligations

The Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness, $43.9 million with an interest rate of 10.2% and $31.2 million with an interest rate of 12.18% and $2.1 million of indebtedness under Section 467 of the Code, in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2020, which requires the tenant to make higher semi-annual lease payments through June 2005 and lower semi-annual lease payments thereafter. The lease payments are applied to the outstanding indebtedness and are intended to reduce the first mortgage note balance to $31.2 million by June 2005. The portion of higher lease payments attributable to future periods is considered an advance of rent under section 467 of the Code. The first mortgage indebtedness is non-recourse and matures in June 2020 to coincide with the end of the lease term. See Note 8

A non-recourse obligation related to the Massachusetts property of approximately $25.7 million matures during the three months ending June 30, 2005. The tenant of the property is required to make this payment subject to a lease agreement, and the payment is also guaranteed by another company. Based upon the financial condition of the tenant, management does not foresee any problems in the timely satisfaction of this obligation by third parties.

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

The scheduled maturities of non-recourse debt for the years ending September 30 are as follows:

2005	$30,057,775
2006	1,915,478
2007	2,195,326
2008	2,490,198
2009	2,828,304
Thereafter	71,500,098

Total	$110,987,179

12. Obligations Under Lease

On December 29, 2000, the Company entered into the Pioneer Transactions and agreed to lease and license the real and personal property (excluding gaming equipment) and intangible assets used by the Pioneer for up to 20 years, during which period the Company would operate the Pioneer. The consideration for the Pioneer Transactions consisted of the assumption and repayment by the purchaser of $32.5 million of debt owed by PHI to SFHI and the issuance of preferred stock of the purchaser having a $1.0 million liquidation preference. In December 2003, the

Company exercised its rights pursuant to an early purchase option related to the leases and retired its obligations under lease by purchasing the assets for approximately $35.6 million. As part of the EPO exercise, whereby the Company paid approximately $1.4 million less than its recorded book value of capital lease obligations, the Company reduced its carrying value of property and equipment by $1.4 million in accordance with Financial Interpretation No. 26, “Accounting for Purchase of a Leased Asset By the Lessee During the Term of the Lease, An Interpretation of FASB Statement No. 13”. See Notes 4 and 7

The Company recorded the Pioneer Transactions in accordance with SFAS No. 98, “Accounting for Leases.” As of September 30, 2004, the Company no longer has outstanding obligations under capital leases as amounts previously owed were retired in December 2003 related to the purchase of certain assets at the Pioneer. As of September 30, 2003, the Company had recorded $36.6 million as an Obligation under lease in the accompanying Consolidated Balance Sheets.

13. Leases

All non-cancelable leases have been classified as operating leases. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property. Amortization of assets leased under capital leases in prior years is included in depreciation and amortization expense in the Consolidated Statements of Operations.

At September 30, 2004, the Company had an operating lease for real property that expires in 2078 and operating leases for corporate offices. The Company had no significant property and equipment under capital leases at September 30, 2004.

Future minimum lease payments as of September 30, 2004 are as follows:

2005	$457,479
2006	402,561
2007	324,676
2008	302,500
2009	302,500
Thereafter	20,948,122

Total	$22,737,838

Rent expense was $1,084,533, $970,472 and $1,457,869 for the years ended September 30, 2004, 2003 and 2002, respectively.

14. Preferred Stock

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8.0% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11.0%. Beginning October 1, 1999, the dividend rate increased by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16.0% per annum. The dividend rate is 16.0% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of September 30, 2004, the aggregate liquidation preference of the Preferred Stock was $19.2 million, or $4.24 per share.

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

The Company has not declared dividends on the Preferred Stock since September 30, 1996. Cumulative dividends in arrears were approximately $9.5 million and $8.2 million as of September 30, 2004 and 2003, respectively. Pursuant to the Certificate of Designation, because at least one full dividend payment had not been declared for two years, the holders of the Preferred Stock, as a separate class, were entitled to elect two directors to the Company’s board of directors. The two directors elected by Preferred Stockholders were in addition to the directors elected by the holders of the Company’s common stock. The Preferred Stockholders’ right to elect two directors will continue until all dividend arrearages have been paid. The agreements relating to the Pioneer Transactions prohibited the Company from paying dividends on the Preferred Stock.

15. Stock Option Plan

The Company’s Stock Option Plan provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants vest over a three-year period from the employee’s hire date. The Stock Option Plan ceased granting options as of September 30, 2003. As of September 30, 2004, 2003 and 2002, there were approximately 450,000 options outstanding and exercisable under the Stock Option Plan. During fiscal year 2002, 68,175 options were exercised. No options were exercised during the fiscal years 2004 and 2003. During fiscal year 2002, options with respect to 4,000 shares of common stock were granted. No options were granted during the fiscal years 2004 and 2003. The outstanding options have expiration dates through 2012 and have an average remaining life of approximately 3 years. The average exercise price of the outstanding options at September 30, 2004 is approximately $1.10.

In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provides for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vest immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of September 30, 2004, 2003 and 2002, there were 37,500 options outstanding and exercisable under this plan. During fiscal years 2004, 2003 and 2002, no options were granted or exercised. The outstanding options have an expiration date through February 2010 and have an average remaining life of approximately 3 years. The average exercise price of the outstanding options at September 30, 2004 is approximately $2.30.

SFHI, SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2004, no options had been granted under any of the Subsidiary Plans.

Accounting for Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages an entity to measure compensation by applying the fair value method of accounting for employee stock-based compensation arrangements, but it permits an entity to continue to account for employee stock-based compensation arrangements under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company has elected to continue to account for stock-based compensation in accordance with APB 25. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the option. Under SFAS 123, all stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option-pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option.

SFAS 123 requires the Company to disclose pro forma net loss and net loss per share assuming compensation cost for employee stock options had been determined using the fair value-based method. The weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted should also be disclosed. No such stock options were granted in 2004 or 2003, and therefore, no information has been included for those years.

The model assumes no expected future dividend payments on the Company’s common stock for the options granted in 2002 (dollars in thousands, except per share data).

	2004	2003	2002
Weighted average assumptions:
Expected stock price volatility	N/A	N/A	100.00%
Risk-free interest rate	N/A	N/A	4.35%
Expected option lives (in years)	N/A	N/A	5.00
Expected dividend yield	N/A	N/A	None
Estimated fair value of options	N/A	N/A	2.64

16. Federal Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The benefit for income taxes attributable to pre-tax loss consisted of:

	2004	2003	2002
	(dollars in thousands)
Current	$0	$0	$0
Deferred	(913)	(4,152)	(1,133)

Total benefit	$(913)	$(4,152)	$(1,133)

The benefit for income taxes attributable to pre-tax loss differs from the amount computed at the federal income tax statutory rate as a result of the following:

	2004	2003	2002
	(dollars in thousands)
Amount at statutory rate	$(978)	$(4,194)	$(3,094)
Valuation allowance	0	0	1,925
Other	65	42	36

Total	$(913)	$(4,152)	$(1,133)

The components of the net deferred tax liability consisted of the following:

	2004	2003
	(dollars in thousands)
Deferred tax liabilities:
Prepaid expenses	$459	$445
Fixed asset cost, depreciation and amortization, net	31,526	31,949
Other	3,014	3,356

Deferred tax liabilities	34,999	35,750

Deferred tax assets:
Net operating loss carryforward	3,640	4,037
Reserves for accounts and contracts receivable	69	115
Other	849	537
Deferred payroll	168	170
Tax credits	525	952

Deferred tax assets	5,251	5,811

Net deferred tax (liability)	$(29,748)	$(29,939)

At September 30, 2004, the Company had a net operating loss carryforward for regular income tax purposes of approximately $63 million, which will fully expire by the year 2025 and begins expiring in 2011. Included in this amount is approximately $54 million that was reserved due to the Pioneer Transactions for which the Company has not taken benefit for on its financial statements until the uncertainty related to tax accounting is resolved.

17. Benefit Plans

The Company has a savings plan (the “Savings Plan”) qualified under Section 401(k) of the Code. The Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Plan are discretionary. The Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The Company’s matching contributions paid in 2004, 2003 and 2002 were $48,000, $54,000 and $59,000, respectively.

18. Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless the Company terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2004 and 2003, the Company had expended approximately $250,000 for commercial development of the technology, all of which was expensed in fiscal 2002.

During fiscal 2003, the Company operated Duke’s casino (“Duke’s”) in Sparks, Nevada. The Company operated Duke’s through its subsidiary, Archon Sparks Management Corporation. One of Duke’s partners is Christopher Lowden, son of Paul W. Lowden. The Company invested $100,000 in Duke’s and loaned Duke’s approximately $1.4 million. In December 2003, Duke’s closed its casino operations. The Company has written-off its investment in Duke’s and has recorded a reserve for its receivable from Duke’s of approximately $1.5 million during its fiscal year ended September 30, 2003 and has no further asset exposure from Duke’s. The Company made the determination to reserve the entire amount invested in and owed from Duke’s as the collateral value securing the receivable was deemed insignificant subsequent to the closure of the casino.

See Note 9 for information regarding transactions between the Company and J & J Mortgage.

19. Contingencies and Commitments

Litigation. The Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Poulos v. Caesar’s World, Inc., et al. and Ahern v. Caesar’s World, Inc., et al. The Company is a defendant in a class action lawsuit originally filed in the United States District Court of Florida in 1994, Orlando Division, entitled Poulos v. Caesar’s World, Inc., et al., Ahern v. Caesar’s World, Inc., et al. and Schrier v. Caesar’s World, Inc., et al., along with a fourth action against cruise ship gaming operators and which have been consolidated in a single action now pending in the United States District Court, District of Nevada (the “Court”). Also named as defendants in these actions are many of the largest gaming companies in the United States and certain gaming equipment manufacturers. Each complaint is identical in its material allegations. The actions allege that the defendants have engaged in fraudulent and misleading conduct by inducing people to play video poker machines and electronic slot machines based on false beliefs concerning how the machines operate and the extent to which there is actually an opportunity to win on a given play. The complaints allege that the defendants’ acts constitute violations of the Racketeer Influenced and Corrupt Organizations Act and also give rise to claims for common law fraud and unjust enrichment, and seek compensatory, special consequential, incidental and punitive damages of several billion dollars.

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants filed numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. On June 26, 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. On August 15, 2002, the Ninth Circuit granted review. The briefing is complete, an oral hearing took place on January 15, 2004 and the defendants are waiting for a court ruling. The Company has not recorded a reserve under the provisions of SFAS No. 5 for this matter, as management does not believe that it is probable that a liability has been incurred.

20. Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the years ended September 30, 2004, 2003 and 2002 consisted of:

	2004	2003	2002
	(dollars in thousands)
Operating activities:
Cash paid during the year for interest	$12,502	$14,920	$15,388

Investing and financing non-cash activities:
Long-term debt incurred in connection with the acquisition of machinery and equipment	$267	$1,584	$104

Accounts payable converted to debt	$407	$0	$0

Reduction of property and equipment from the acquisition of capital leases	$1,412	$0	$0

Reduction of accounts payable from disposal of machinery and equipment	$299	$0	$0

Unrealized gain on marketable securities	$147	$940	$312

21. Segment Information

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

Segment information for the years ended September 30, 2004 2003 and 2002 consisted of:

	2004	2003	2002
	(dollars in thousands)
Pioneer Hotel
Operating revenues, net	$32,188	$31,919	$35,468

Operating income (loss)	$(302)	$(1,017)	$251
Depreciation and amortization	2,507	2,481	2,001

EBITDA (1)	$2,205	$1,464	$2,252

Interest expense	$2,298	$4,897	$4,760

Interest income	$15	$23	$17

Capital expenditures (4)	$2,460	$1,416	$4,143

Identifiable assets (2)	$34,539	$37,072	$37,099

Investment Properties (3)
Operating revenues, net	$12,402	$12,402	$12,402

Operating income	$9,230	$9,230	$8,941
Depreciation and amortization	3,172	3,172	3,461

EBITDA (1)	$12,402	$12,402	$12,402

Interest expense	$10,660	$11,554	$12,004

Interest income	$0	$0	$0

Capital expenditures (4)	$0	$0	$0

Identifiable assets (2)	$141,401	$144,301	$147,077

Other and Eliminations
Operating revenues, net	$1,103	$1,840	$895

Operating loss	$(3,955)	$(5,285)	$(2,676)
Depreciation and amortization	301	575	341

EBITDA (1)	$(3,654)	$(4,710)	$(2,335)

Interest expense	$(78)	$(36)	$(119)

Interest income	$845	$1,466	$1,272

Capital expenditures (4)	$(1,204)	$2,191	$313

Identifiable assets (2)	$30,992	$56,017	$57,910

Total
Operating revenues, net	$45,693	$46,161	$48,765

Operating income	$4,973	$2,928	$6,516
Depreciation and amortization	5,980	6,228	5,803

EBITDA (1)	$10,953	$9,156	$12,319

Interest expense	$12,880	$16,415	$16,645

Interest income	$860	$1,489	$1,289

Capital expenditures (4)	$1,256	$3,607	$4,456

Identifiable assets (2)	$206,932	$237,390	$242,086

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.
(2)	Identifiable assets represent total assets less elimination for intercompany items.
(3)	During fiscal 2001, the Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The payments received under lease agreements with respect to both properties are applied to debt service payments on non-recourse indebtedness secured by the respective properties.
(4)	Includes acquisition of capital through non-cash activities.

23. Quarterly Results of Operations (Unaudited)

	2004	2003
	(dollars in thousands, except per share)
Revenues:
First Quarter	$11,683	$11,300
Second Quarter	12,860	13,075
Third Quarter	11,078	11,482
Fourth Quarter	10,072	10,304

Total	$45,693	$46,161

Operating income (loss):
First Quarter	$1,223	$1,269
Second Quarter	2,361	2,034
Third Quarter	1,151	(115)
Fourth Quarter	(9)	(260)

Total	$4,973	$2,928

Net income (loss):
First Quarter	$(1,513)	$(1,482)
Second Quarter	(428)	(1,295)
Third Quarter	(807)	(2,410)
Fourth Quarter	866	(2,660)

Total	$(1,882)	$(7,847)

Net income (loss) applicable to common shares:
First Quarter	$(1,907)	$(1,861)
Second Quarter	(823)	(1,673)
Third Quarter	(1,188)	(2,796)
Fourth Quarter	474	(3,043)

Total	$(3,444)	$(9,373)

Net income (loss) per common share:
First Quarter	$(0.31)	$(0.30)
Second Quarter	(0.13)	(0.27)
Third Quarter	(0.19)	(0.45)
Fourth Quarter	0.08	(0.49)

Total	$(0.55)	$(1.51)

Operating income (loss) amounts have been adjusted to reflect a reclassification of amortization of loan issue costs from depreciation and amortization to interest expense for all quarters shown.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s controls as of the end of the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following is a list of the current executive officers and directors of the Company:

Name	Position with the Company
Paul W. Lowden	Chairman of the Board, President and Chief Executive Officer
Suzanne Lowden	Director, Executive Vice President, and Assistant Secretary
John W. Delaney (2)	Director
William J. Raggio (1)(2)	Director
Howard E. Foster (1)	Preferred Stockholder Special Director
Jay Parthemore (1)	Preferred Stockholder Special Director
John M. Garner	Chief Financial Officer, Secretary, and Treasurer

(1)	Member of the Audit Committee of the Company.
(2)	Member of the Compensation Committee of the Company.

The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

Paul Lowden, 61, has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company’s predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden. Mr. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2005.

Suzanne Lowden

Suzanne Lowden, 52, has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman, reporter, writer and producer of television news. Mrs. Lowden is married to Paul W. Lowden. Mrs. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2007.

John W. Delaney

John W. Delaney, 56, has served as a director of the Company since January 1997. Mr. Delaney is currently president and chief executive officer of Cityfed Mortgage Co., a mortgage banking firm, where he has been employed since 1978. Mr. Delaney’s term as a director of the Company expires at the annual meeting of stockholders in 2006.

William J. Raggio

William J. Raggio, 78, has served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the board of directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the board of directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio is also a director of Sierra Health Services, Inc., a Nevada corporation. Mr. Raggio’s term as a director of the Company expires at the annual meeting of stockholders in 2005.

Howard E. Foster

Howard E. Foster, 60, has served as a special director of the Company elected by holders of the Company’s Exchangeable, Redeemable Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as chief financial officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the boards of directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster’s term as a special director of the Company expires at the annual meeting of stockholders in 2006, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

The Board of Directors of the Company considers Mr. Foster to be a financial expert within the meaning of Item 401 (h) (2) of Regulation S-K, which generally means the Company believes Mr. Foster has an understanding of generally accepted accounting principles; the ability to assess the general application of such principles; experience preparing, auditing, analyzing, or evaluating financial statements similar to the Company’s; an understanding of internal control over financial reporting; and an understanding of audit committee functions.

Jay Parthemore

Jay Parthemore, 61, has served as a special director of the Company’s Exchangeable, Redeemable Preferred Stock since February 2003, when he was elected by the Board of Directors to fill a vacancy. Mr. Parthemore is currently retired. Over a thirty-three year career, Mr. Parthemore held worldwide marketing executive positions with AT&T and IBM. Mr. Parthemore’s term as a special director of the Company expires at the annual meeting of stockholders in 2007, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

John M. Garner

John Garner, 45, was appointed Chief Financial Officer, Treasurer and Secretary in February 2004. Prior to joining the Company, Mr. Garner, a Certified Public Accountant, served as Chief Financial Officer and Treasurer of Mikohn Gaming Corporation from August 2002 to January 2004 and Director of Finance from July 2001 to August 2002; served as Chief Financial Officer and Treasurer of Paul-Son Gaming Corporation from July 1998 to July 2001 and served as Corporate Controller-Vice President of Finance of Alliance Gaming Corporation/Bally Gaming, Inc. from 1989 through 1998. Prior to these positions, Mr. Garner practiced public accounting with Ernst & Young and Peat Marwick Mitchell.

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

Based solely on our review of the copies of the reports we received and written representations from the Company’s executive officers, directors and holders of 10% of the common stock, the Company believes that, during fiscal year 2004, Jay Parthemore filed the following reports late: (i) a Form 3; (ii) a Form 4 reporting one late transaction; (iii) a Form 4 reporting two late transactions; (iv) a Form 4 reporting seven late transactions; and (v) a Form 4 reporting one late transaction. All forms were filed with the SEC on December 16, 2004. The Company is currently reviewing reports filed for previous fiscal years to determine whether other reports may have been filed late.

Code of Ethics

Pursuant to Item 406 of Regulation S-K, the Company adopted a Code of Ethics governing the behavior of the Company’s principal executive and senior financial officers.

Item 11. Executive Compensation

Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2004, 2003 and 2002 of Paul W. Lowden, the Chief Executive Officer. There were no other executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2004 that earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2004.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(1)	All Other Compensation ($)
Paul W. Lowden President, Chairman of the Board and CEO	2004 2003 2002	$571,154 550,000 550,000	$200,000 200,000 243,750	(2) (2) (2)	$0 0 0	$4,511 4,511 31,772	(3) (3) (3)

(1)	The Company provides perquisites and other personal benefits, including automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company’s hotel-casino. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry, the Company believes the value of all such perquisites and other personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the person named above.

(2)	See “Compensation Arrangements with Mr. Lowden.”
(3)	“All Other Compensation” for Paul W. Lowden in fiscal 2003 includes $1,511 of group term life insurance paid by the Company for the benefit of Mr. Lowden, and $3,000 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Paul W. Lowden in fiscal 2002 includes $29,022 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,750 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Paul W. Lowden in fiscal 2001 includes $40,002 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, and $2,625 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden.
(4)	Mr. Garner began his employment in February 2004, and therefore, the amounts reflected above for 2004 represent only the period from commencement of his employment through the end of that year.

Compensation Arrangements with Mr. Lowden

The Compensation Committee approved Mr. Lowden’s compensation package for fiscal year 2004, which provided for an annual base salary of $550,000. Due to the timing of payroll dates in fiscal 2004, Mr. Lowden’s wages received were higher than his $550,000 annual salary. Additionally, in recognition of Mr. Lowden’s efforts, the Compensation Committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2004.

Compensation of Directors

Directors who are not employees of the Company or its affiliates receive $24,000 annually and $1,000 per board meeting attended, $800 per committee meeting attended as a member and $900 per committee meeting attended as Chairman.

Prior to March 31, 2002, upon first being elected to the board of directors, each non-employee director received options to purchase 12,500 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Such options fully vested at the date of grant. The non-employee director stock option plan, pursuant to which such options were granted, ceased granting options in March 2002.

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

Compensation Plans

Stock Option Plan

The Company’s Stock Option Plan provided for the grant of options up to an aggregate of 1,239,070 shares of its common stock to key employees as determined by the Compensation Committee. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. The Company ceased granting options under the Stock Option Plan as of September 30, 2003. As of September 30, 2004, there were approximately 450,000 options outstanding under the Stock Option Plan. No stock options were awarded to, and no stock options were exercised by, the executive officers set forth in Item 11 of this Annual Report in the fiscal year ended September 30, 2004.

1998 Subsidiary Stock Option Plans

The Company and certain of its subsidiaries, SFHI, Inc., Sahara Las Vegas Corp., and Pioneer Hotel Inc. have adopted Subsidiary Plans. The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s common stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company’s long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2004, no options had been granted under any Subsidiary Plans.

Savings Plan

The Company has adopted a savings plan qualified under Section 401(k) of the code (the “Savings Plan”). The Savings Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2004 was approximately $48,000 of which approximately $3,000 and $1,000 were contributed by the Company to the account of Mr. Lowden and all other executive officers as a group, respectively, as matches for employee contributions made.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee, John W. Delaney and William J. Raggio, are non-employee directors. Mr. Delaney has never been an officer of the Company or of any of its subsidiaries. Mr. Delaney is the president of J & J Mortgage, a mortgage banking company of which Paul W. Lowden is a director and sole stockholder. During fiscal 2001 through fiscal 2003, the Company purchased from J & J Mortgage an aggregate of $400,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. See Item 13, “Certain Relationships and Related Transactions.” William J. Raggio, who from 1982 to 1999 served as

Vice-President, Secretary and General Counsel of the Company and its predecessors, is a shareholder and a member of the law firm of Jones Vargas. During fiscal years 2004 and 2003, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following sets forth information regarding beneficial ownership of the common stock and the exchangeable redeemable preferred stock of the Company, as of December 27, 2004, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock or preferred stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent	Shares of Preferred Stock		Percent
Paul W. Lowden (1)	4,980,144	(2)	75.7%	810,000	(3)	17.9%
Suzanne Lowden	4,792	(4)	*	2,524	(5)	*
John W. Delaney	13,750	(6)	*	0		0
William J. Raggio	17,972	(6)	*	5,472		*
Howard Foster	12,500	(6)	*	148,126		3.3%
Jay Parthemore	175,249	(7)	2.8%	200		*
All Directors and Officers as a group (7 persons)	5,204,407		79.3%	966,322		21.4%

*	Less than 1.0%
(1)	The address for Paul W. Lowden is c/o Archon Corporation, 3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(2)	Includes 1,528,970 shares held by LICO, which is wholly owned by Mr. Lowden.
(3)	Includes 804,941 shares held by LICO, which is wholly owned by Mr. Lowden.
(4)	Includes 4,521 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.
(5)	Includes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.
(6)	Includes 12,500 shares that may be acquired upon the exercise of outstanding stock options.
(7)	Includes 9,342 shares in investment accounts held by Mr. Parthemore’s spouse and mother-in-law and father-in-law. Although Mr. Parthemore has investment power over these securities, Mr. Parthemore disclaims beneficial ownership in these securities.

Item 13. Certain Relationships and Related Transactions

The Company believes that all transactions mentioned below are on terms at least as favorable to the Company as would have been obtained from an unrelated third party.

Paul W. Lowden and Suzanne Lowden are married to one another.

In December 2000, in connection with the Pioneer Transactions, PHI formed Pioneer LLC, a limited-liability company (“PLLC”), to which PHI transferred 100% of its real and personal property (excluding gaming equipment) and intangible assets, valued at approximately $1.0 million, net of $32.5 million of debt secured by the assets of Pioneer, for a 100% interest in PLLC. Subsequently, PLLC admitted LICO as a 10% minority interest member, in exchange for a capital contribution of $100,000 (the “Minority Member”). PLLC subsequently transferred the assets contributed by PHI to the Purchaser in exchange for preferred stock of the Purchaser with a liquidation preference of $1.0 million and the assumption and immediate repayment by the Purchaser of $32.5 million of indebtedness owed to SFHI. In October 2001, PLLC acquired LICO’s minority interest for $100,000 plus 10% of PLLC’s net income through September 30, 2001.

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2004, the Company had expended approximately $250,000 for commercial development of the technology.

In fiscal 2001, the Company purchased for $100,000 Class B member interests in Duke’s, a Nevada limited-liability company that developed Duke’s Casino, a restricted slot operation, restaurant and entertainment facility in Sparks, Nevada. Christopher Lowden, son of Paul W. Lowden, is a limited partner in the company that is the managing member of Duke’s.

In December 2003, Duke’s closed its casino operations. The Company operated Duke’s operations. The Company also loaned Duke’s approximately $1.4 million. The Company wrote-off its investment in Duke’s and recorded a reserve for its receivable from Duke’s of approximately $1.5 million during its fiscal year ended September 30, 2003 and has no further asset exposure from Duke’s. The Company made the determination to reserve the entire amount invested in and owed from Duke’s as the collateral value securing the receivable was deemed insignificant subsequent to the closure of the casino.

During fiscal 2001 through fiscal 2003, the Company purchased an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. The loans were purchased by the Company for the principal amount, plus accrued interest, if any. J & J Mortgage is owned by LICO, which in turn is owned by Paul W. Lowden. John W. Delaney is the president of J & J Mortgage. At September 30, 2004, the Company was owed approximately $400,000 from J and J Mortgage.

William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal year 2004 and 2003, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

See “Executive Compensation – Compensation Arrangements with Mr. Lowden” for information regarding certain bonus arrangements for Mr. Lowden and obligations of LICO, a company wholly-owned by Mr. Lowden, owed to the Company.

Item 14. Principal Accountant Fees and Services

The following fees were billed by Deloitte & Touche LLP for services provided to the Company for the fiscal years ended September 30, 2004 and 2003:

	2004	2003
Audit Fees:	$213,423	$127,000

Audit-Related Fees	$13,000	$12,000

Tax Fees	$18,000	$9,684

Audit fees are the aggregate fees billed for professional services rendered in connection with the engagement to audit the Company’s annual financial statements for the fiscal years ended September 30, 2004 and 2003 including the reviews of the financial statements included in the Company’s Form 10-Q’s for that fiscal year.

Audit-related fees billed in fiscal 2004 and 2003 are for professional services rendered in connection with the audit of the Company’s 401(k) retirement plan for the years ended December 31, 2003 and December 2002, respectively.

Tax fees in 2004 are for professional services rendered in connection with the preparation of the Company’s 2002 federal income tax returns and fees billed in 2003 are for professional services rendered in connection with the assistance on property tax matters.

In 2004, no fees were paid to Deloitte & Touche LLP pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

The Audit Committee Guidelines for Pre-Approval of Independent Auditor Services is attached to this 10-K as Exhibit 99.

PART IV

Item 15. Exhibits and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(b)	Reports on Form 8-K filed during the fourth fiscal quarter of 2004.

None

(c)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (10)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (4)

10.5	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.6	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (5)

10.7	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (5)

10.8	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.9	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.10	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.11	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

10.12	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.13	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.14	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.15	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.16	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.17	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.18	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.19	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.20	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.21	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.22	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.23	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.24	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (11)

10.25	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (11)

10.26	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (11)

10.27	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (12)

10.28	Security Agreement and Second Deed of Trust Dated October 8, 2002 (13)

10.29	Demand Note dated February 6, 2003 in favor of Archon Corporation. (14)

14.1	Code of Ethics (16)

21	Subsidiaries of Archon Corporation (15)

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Paul W. Lowden, Principal Executive Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John M. Garner, Principal Financial Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99	Pre-approval Policy of Audit Committee (16)

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K/A (Amendment No. 1) dated January 23, 2004 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Proxy Statement on Schedule 14A dated May 7, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

December 27, 2004	By:	/s/ Paul W. Lowden
Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Paul W. Lowden	Chairman of the Board and President (Principal Executive Officer)	December 27 2004
Paul W. Lowden

/s/ John Delaney	Director	December 27, 2004
John Delaney

/s/ Suzanne Lowden	Director	December 27, 2004
Suzanne Lowden

/s/ William J. Raggio	Director	December 27, 2004
William J. Raggio

/s/ Howard E. Foster	Special Director	December 27, 2004
Howard E. Foster

/s/ Jay Parthemore	Special Director	December 27, 2004
Jay Parthemore

/s/ John M. Garner John M. Garner	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	December 27, 2004