Form 10-Q
period 2004-12-31
ARCHON CORP
filed 2005-02-22
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 2004

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

6,227,631 as of February 18, 2005

Explanatory Note: Archon Corporation’s (the “Company’s”) Quarterly Report on Form 10-Q is not complete. On January 25, 2005, the Company dismissed Deloitte and Touche, LLP as its independent public accountant. The Company has not yet engaged a new independent public accountant. Consequently, the accompanying unaudited condensed consolidated financial statements have not, prior to their filing, been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission. The Company is using its best efforts to promptly have the interim financial statements included in this incomplete filing reviewed as required. The Company cannot, however, predict when the review will be completed, its ultimate scope or its outcome or any possible effect on the Company’s financial statements. Furthermore, the Company is unable to give the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The Company will file an amendment to this Form 10-Q once the Company has engaged a new independent public accountant and the Company is able to provide the Section 302 and 906 certifications. The Company believes that this Form 10-Q, including the unaudited financial statements included herein, are true, correct and complete and do not misstate any material financial information or omit to state any financial information that would be material to a reader of the unaudited financial statements.

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2004	September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$2,595,360	$3,442,418
Investment in marketable securities	7,118,722	5,398,441
Accounts receivable, net	139,936	3,286,668
Inventories	274,736	294,162
Prepaid expenses and other	984,148	805,578

Total current assets	11,112,902	13,227,267

Land held for development	21,504,400	21,504,400

Property held for investment, net	132,915,429	133,708,401

Property and equipment, net	30,457,657	31,162,313

Other assets	7,452,403	7,329,354

Total assets	$203,442,791	$206,931,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	December 31, 2004	September 30, 2004
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,676,170	$2,138,077
Interest payable	273,060	1,939,750
Accrued and other liabilities	3,619,013	3,220,391
Current portion of debt	2,221,804	1,548,231
Current portion of non-recourse debt	27,425,346	30,057,775

Total current liabilities	36,215,393	38,904,224

Debt – less current portion	12,822,125	13,055,445

Non-recourse debt – less current portion	80,474,561	80,929,404

Deferred income taxes	29,243,868	29,748,077

Other liabilities	23,232,000	21,902,820

Stockholders’ equity	21,454,844	22,391,765

Total liabilities and stockholders’ equity	$203,442,791	$206,931,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2004	2003
Revenues:
Casino	$5,771,828	$7,396,205
Hotel	530,132	644,206
Food and beverage	1,668,255	2,150,155
Investment properties	3,100,562	3,100,562
Other	550,948	480,569

Gross revenues	11,621,725	13,771,697
Less casino promotional allowances	(1,446,361)	(2,088,254)

Net operating revenues	10,175,364	11,683,443

Operating expenses:
Casino	3,299,577	4,211,083
Hotel	205,077	144,231
Food and beverage	1,029,214	942,071
Other	251,132	280,707
Selling, general and administrative	962,360	1,190,915
Corporate expenses	1,129,367	751,515
Utilities and property expenses	1,180,592	1,323,303
Depreciation and amortization	1,503,923	1,558,792

Total operating expenses	9,561,242	10,402,617

Operating income	614,122	1,280,826
Loss on disposal of assets	(248,419)	0
Interest expense	(2,904,419)	(3,834,682)
Interest and other income	184,039	261,973

Loss before income tax benefit	(2,354,677)	(2,291,883)
Federal income tax benefit	824,137	779,240

Net loss	(1,530,540)	(1,512,643)
Dividends accrued on preferred shares	(386,925)	(394,144)

Net loss applicable to common shares	$(1,917,465)	$(1,906,787)

Average common shares outstanding	6,221,431	6,221,431

Average common and common equivalent shares outstanding	6,221,431	6,221,431

Loss per common share:
Basic and diluted	$(0.31)	$(0.31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended December 31, 2004

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, October 1, 2004	$62,214	$9,673,553	$54,582,364	$(42,830,615)	$992,023	$(87,774)	$22,391,765
Net loss				(1,530,540)			(1,530,540)
Preferred stock purchased		(432)	(102)				(534)
Unrealized gain on marketable securities					594,153		594,153

Balances, December 31, 2004	$62,214	$9,673,121	$54,582,262	$(44,361,155)	$1,586,176	$(87,774)	$21,454,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Cash and cash equivalents provided by operations	$316,773	$448,833
Changes in assets and liabilities:
Accounts receivable, net	3,146,732	3,042,720
Inventories	19,426	(50,934)
Prepaid expenses and other	(178,569)	(386,479)
Deferred income taxes	(824,137)	(591,250)
Other assets	(218,020)	(605,942)
Accounts payable	538,093	248,953
Interest payable	(1,666,690)	(2,036,462)
Accrued and other liabilities	1,727,802	1,285,941

Net cash provided by operating activities	2,861,410	1,355,380

Cash flows from investing activities:
Decrease in restricted cash	0	13,898,971
Capital expenditures	(254,715)	(468,340)
Marketable securities purchased	(806,200)	(49,237)
Marketable securities sold	0	2,861,458

Net cash (used in) provided by investing activities	(1,060,915)	16,242,852

Cash flows from financing activities:
Proceeds from debt	793,526	18,000,000
Paid on debt and obligation under lease	(3,440,545)	(39,013,191)
Note receivable	0	2,500,000
Preferred stock acquired	(534)	(56,893)

Net cash used in financing activities	(2,647,553)	(18,570,084)

Decrease in cash and cash equivalents	(847,058)	(971,852)
Cash and cash equivalents, beginning of period	3,442,418	5,852,354

Cash and cash equivalents, end of period	$2,595,360	$4,880,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”) is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

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

Earnings Per Share. The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 450,000 were not included in diluted calculations during the quarters ended December 31, 2004 and 2003 as the Company incurred a net loss during these periods and the effect would be antidilutive.

Accounting for Stock-Based Compensation. The Company had a Key Employee Stock Option Plan (the “Stock Option Plan”) which ceased granting options in 2003. The Company accounts for the Stock Option Plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related Interpretations. No significant stock-based employee compensation cost is reflected in net loss, as options granted under the Stock Option Plan typically had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts):

	Three Months Ended December 31,
	2004	2003
Net loss applicable to common shares	$(1,917)	$(1,907)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0

Pro forma net loss applicable to common shares	$(1,917)	$(1,907)

Loss per share:
Basic and diluted - as reported	$(0.31)	$(0.31)

Basic and diluted - pro forma	$(0.31)	$(0.31)

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

Recently Issued Accounting Standards.

Emerging Issues Task Force (“EITF”) 04-8. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. As the Company does not have contingently convertible debt, this requirement will not have an impact on the Company’s consolidated financial statements.

SFAS 123(R). In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment, replacing SFAS No. 123, Accounting for Stock-Based Compensation, and superseding APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires recognition of share-based compensation in the financial statements. SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 and will be adopted by the Company in the fourth quarter of fiscal 2005. We will continue to evaluate our compensation practices, as well as other available valuation models, for valuing stock options.

SFAS 151. In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amending ARB 43 Chapter 4, Inventory Pricing. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS 151 introduces the concept of “normal capacity” requiring allocation of fixed production overheads to inventory based upon normal capacity of production facilities. Unallocated overhead costs must be expensed in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We anticipate no material impact on our results of operations or financial position as a result of adopting this statement.

SFAS 153. In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, amending APB No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and will be adopted by the Company in the fourth quarter of fiscal 2005. We anticipate no material impact on our results of operations or financial position as a result of adopting this statement.

2. Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three months ended December 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Net loss	$(1,531)	$(1,513)
Unrealized gain on marketable securities	594	81

Comprehensive loss	$(937)	$(1,432)

3. Other Assets

Included in “Other Assets” at December 31, 2004 and September 30, 2004 are unamortized loan issue costs and deferred rents of $5.0 million which were incurred when the Company acquired certain rental property and debt instruments. The unamortized loan issue costs are being amortized on a straight-line basis, which closely approximates the effective interest method, over the loan period, and the deferred rents are being amortized using the straight-line method over the remaining lease periods.

Also included in “Other Assets” at December 31, 2004 and September 30, 2004 is approximately $0.4 million of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Miscellaneous investments in key man life insurance policies and unconsolidated entities are also included in Other Assets and total approximately $1.6 million and $1.5 million at December 31, 2004 and September 30, 2004, respectively.

4. Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through December 31, 2004, the Company had expensed approximately $0.25 million for commercial development of the technology, although none had been expensed in the three months ended December 31, 2004.

See Note 3 for information regarding transactions between the Company and J & J Mortgage.

5. Federal Income Tax

The Company recorded federal income tax benefits, based on statutory rates, of approximately $0.8 million for the quarters ended December 31, 2004 and 2003. The Company has recorded deferred tax assets related to net operating assets as the Company is able to offset its assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, a valuation allowance would need to be recorded and would impact the Company’s future results of operations.

6. Lease Retirement

On December 29, 2003, the Company exercised an early purchase option to acquire leases related to PHI from a third party. The Company paid approximately $35.6 million in exercising its option to retire certain lease obligations of approximately $37.0 million. Proceeds from debt of approximately $18.0 million as well as a use of marketable securities, cash and collections on certain receivables financed this acquisition. Previous agreements, covenants and restrictions on the use of cash related to the lease agreements are no longer applicable. The $18.0 million debt instrument is secured by land held for development by the Company, as well as a personal guaranty from the Company’s Chief Executive Officer and Chairman of the Board and requires monthly principal and interest payments of approximately $0.12 million with a balloon payment of approximately $11.1 million in December 2006. The debt bears interest at a variable rate (approximately 6.25% at December 31, 2004).

7. Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the three-month periods ended December 31, 2004 and 2003 is presented below:

	2004	2003
	(amounts in thousands)
Operating activities:

Cash paid during the period for interest	$4,503	$5,468

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:

Negative amortization of obligation under lease	$0	$345

Reduction of property and equipment from the acquisition of capital leases	$0	$1,412

Unrealized gain on marketable securities	$594	$81

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three-month periods ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004	2003
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$6,876	$8,037

Operating loss	$(758)	$(42)
Depreciation and amortization	660	606

EBITDA (1)	$(98)	$564

Interest expense	$299	$1,252

Interest and other income	$2	$7

Capital expenditures / transfers	$54	$468

Identifiable assets (2)	$33,835	$35,569

	Three Months Ended December 31,
	2004	2003
	(dollars in thousands)
Investment Properties:
Net operating revenues	$3,101	$3,101

Operating income	$2,308	$2,308
Depreciation and amortization	793	793

EBITDA (1)	$3,101	$3,101

Interest expense	$2,646	$2,559

Interest and other income	$0	$0

Capital expenditures / transfers	$0	$0

Identifiable assets (2)	$137,636	$140,568

Other and Eliminations:
Net operating revenues	$198	$545

Operating loss	$(936)	$(985)
Depreciation and amortization	51	160

EBITDA (1)	$(885)	$(825)

Interest expense	$(41)	$24

Interest and other income	$182	$255

Capital expenditures / transfers	$201	$0

Identifiable assets (2)	$31,972	$36,590

Total:
Net operating revenues	$10,175	$11,683

Operating income	$614	$1,281
Depreciation and amortization	1,504	1,559

EBITDA (1)	$2,118	$2,840

Interest expense	$2,904	$3,835

Interest and other income	$184	$262

Capital expenditures / transfers	$255	$468

Identifiable assets (2)	$203,443	$212,727

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.
(2)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended September 30, 2004. These historical financial statements may not be indicative of the Company’s future performance.

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel & Gambling Hall (the “Pioneer”). It also owns land in Las Vegas, Nevada on the Las Vegas Strip that it plans to develop in the future (the “Strip Property”). Management may develop the Strip Property as it believes that the trend of continued development in Las Vegas, Nevada of themed resorts which attract visitors will continue in the foreseeable future.

The Company’s property in Laughlin, Nevada has experienced a flattening of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth and expansion of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain or achieve profitability. Management believes Laughlin has now become a mature market with marginal, if any, growth forecasted for the next few years based on its current plans. Management also believes it will be necessary to make certain capital improvements to maintain its existing customer base and remain competitive in its market as evidenced by an approximate $1.0 million refurbishment to its primary restaurant facilities in late 2003.

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

During the quarters ended December 31, 2004 and 2003, the Company incurred a net loss applicable to common shareholders of approximately $1.9 million. Although the net results remained generally the same between quarters, the results of the 2004 quarter included a decline in operating income of approximately $0.7 million compared to the 2003 quarter. This was a result of decreased revenues which management believes occurred due to competitive marketing strategies used by competitors to attract some of the Company’s local market share. Management believes marketing strategies used in the second half of calendar 2004 were unsuccessful and may have contributed to the decline in overall revenues. Management believes recent management changes and marketing changes may recapture some or all of the revenue decrease experienced in the quarter ended December 31, 2004. Management is aggressively pursuing additional strategies to regain market share but can give no assurance that this will occur. The 2004 period also includes a significant reduction in interest expense compared to the 2003 quarter as certain lease obligations were retired in late December 2003 and were replaced with less debt at a significantly lower cost.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts. The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

Long-Lived Assets. The Company has a significant investment in long-lived property and equipment. We estimate that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. The Company estimates useful lives for its assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives and obsolescence and assesses commercial viability of these assets periodically.

Income Taxes. The Company has recorded deferred tax assets related to net operating assets as the Company is able to offset its assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future a valuation allowance would need to be recorded and would impact the Company’s future results of operations.

Results of Operations – Three Months Ended December 31, 2004 and 2003

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended December 31, 2004 were $10.2 million, a $1.5 million, or 13%, decrease from $11.7 million for the quarter ended December 31, 2003. Income from the investment properties was $3.1 million in each of the quarters ended December 31, 2004 and 2003. Revenues decreased $1.1 million, or approximately 14%, at the Pioneer. Archon Sparks Management Company (“ASMC”) had revenues of $0 and $0.4 million for the three months ended December 31, 2004 and 2003, respectively. Management believes the decrease in the revenues at the Pioneer for the 2004 quarter as compared to the 2003 quarter was a result of increased competitive marketing strategies utilized by other casino operators in Laughlin, Nevada to attract the Pioneer’s local customer base. Management has recently implemented aggressive marketing plans in an attempt to regain market share.

Operating Expenses. Total operating expenses decreased approximately $0.8 million, or approximately 8%, to $9.6 million for the quarter ended December 31, 2004 from $10.4 million for the quarter ended December 31, 2003. Total operating expenses as a percentage of net revenue increased to 94.0% for the 2004 quarter from 89.0% for the 2003 quarter. Operating expenses decreased by $0.4 million, or 5.5%, at the Pioneer due primarily to employee headcount reductions throughout 2004 but increased by approximately $0.3 million in general corporate expenses during the three months ended December 31, 2004. The increase in corporate expenses was primarily due to increased payroll and other expenses. ASMC had operating expenses of $0 and $0.7 million during the three months ended December 31, 2004 and 2003, respectively.

Operating Income. Consolidated operating income for the quarter ended December 31, 2004 was $0.6 million, a decrease of $0.7 million, or 52.1%, from $1.3 million for the quarter ended December 31, 2003. Operating income of $2.3 million for each of the three-month periods ended December 31, 2004 and 2003 is attributable to the investment properties. Operating income decreased by $0.7 million at the Pioneer due to an operating loss of $0.7 million and declined by $0.3 million for general corporate expenses. ASMC had an operating loss of $0 and $0.3 million for the three months ended December 31, 2004 and 2003, respectively.

Interest Expense. Consolidated interest expense for the three months ended December 31, 2004 was $2.9 million, a $0.9 million decrease compared to $3.8 million for the three months ended December 31, 2003. The decrease was primarily due to the retirement of lease obligations of approximately $36.0 million at the Pioneer in December 2003 and the replacement thereof with approximately $18.0 million of lower-cost debt.

Interest and Other Income. Consolidated interest and other income was $0.2 million and $0.3 million for each of the quarters ended December 31, 2004 and 2003, respectively.

Loss on Disposal of Assets. During the three months ended December 31, 2004, the Company disposed of certain older slot machines no longer deemed useful and incurred a loss with the disposal of approximately $0.2 million. No such charges were incurred in the 2003 period.

Loss Before Income Tax. Consolidated loss before income tax for the quarter ended December 31, 2004 was $2.4 million, a $0.1 million increase in the pre-tax loss compared to a loss before income tax of $2.3 million for the quarter ended December 31, 2003.

Federal Income Tax. The Company recorded federal income tax benefits, based on federal statutory rates, of $0.8 million for the quarters ended December 31, 2004 and 2003, respectively.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $0.4 million for each of the three-month periods ended December 31, 2004 and 2003, respectively, accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $1.9 million, or $0.31 per common share, for the quarters ended December 31, 2004 and 2003, respectively.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $1.1 million, or approximately 14%, to $6.9 million in the three months ended December 31, 2004 from $8.0 million in the three months ended December 31, 2003.

Casino revenues decreased $1.2 million, or 18%, to $5.8 million in the three months ended December 31, 2004 from $7.0 million in the three months ended December 31, 2003. Slot and video poker revenues decreased $0.9 million, or 15%, to $5.2 million in the three months ended December 31, 2004 from $6.1 million in the three months ended December 31, 2003. Management believes this decrease was a result of increased competitive marketing strategies utilized by other casino operators in Laughlin, Nevada to attract the Pioneer’s local customer base. Other gaming revenues, including table games, decreased $0.4 million, or approximately 41%, to $0.5 million in the three months ended December 31, 2004 from $0.9 million in the three months ended December 31, 2003. Casino promotional allowances decreased $0.6 million, or 29%, to $1.4 million in the three months ended December 31, 2004 from $2.0 million in the three months ended December 31, 2003 primarily due to overall decreases in revenues.

Hotel revenues decreased $0.1 million, or 17.7%, to $0.5 million for the three months ended December 31, 2004 from $0.6 million for the three months ended December 31, 2003, due to a decrease in occupancy rates and a decrease in average daily room rates from $28.52 in the 2003 period to $24.73 in the 2004 period. Management believes competitive pressures in the Laughlin market in the 2004 period caused the decline in average room rates charged. Food and beverage revenues decreased $0.4 million, or 19.6%, to $1.7 million for the three months ended December 31, 2004 compared to $2.1 million in the three months ended December 31, 2003, primarily due to the decrease in overall gross revenues and hotel occupants. Other revenues remained relatively flat at $0.4 million and $0.3 million for the quarters ended December 31, 2004 and 2003, respectively.

Operating Expenses. Operating expenses decreased $0.4 million, or 5.5%, to $7.6 million in the three months ended December 31, 2004 from $8.0 million in the three months ended December 31, 2003. Operating expenses as a percentage of net revenue increased to 111% in the current year period from 101% in the prior year period.

Casino expenses decreased $0.6 million, or 15.4%, to $3.3 million in the three months ended December 31, 2004 from $3.9 million in the three months ended December 31, 2003. Management believes the elimination of certain payroll costs, the decline in revenues and the usage of newer technology slot machines in the 2004 period contributed significantly to this decrease. Casino expenses as a percentage of casino revenues increased to 57.2% in the current year period from 55.4% in the prior year period.

Hotel expenses increased from $0.1 million in the 2003 period to $0.2 million in the 2004 period. This increase occurred as county-mandated requirements for room maintenance and cleaning procedures increased during 2004. Food and beverage expenses increased $0.1 million to $1.0 million in the three months ended December 31, 2004 from $0.9 million in the three months ended December 31, 2003. Food and beverage expenses as a percentage of food and beverage revenues increased to 61.7% in the current year period from 41.4% in the prior year period. However, food and beverage promotional allowances decreased approximately $0.4 million in the 2004 period. Other expenses decreased less than $0.1 million to $0.2 million for the three months ended December 31, 2004. Other expenses as a percentage of other revenues decreased to 65.5% in the current year period from 81.6% in the prior year period.

Selling, general and administrative expenses remained unchanged at $1.2 million during the quarters ended December 31, 2004 and 2003. Selling, general and administrative expenses as a percentage of revenues increased to 17.8% in the current year period from 15.0% in the prior year period. Depreciation and amortization expenses increased less than $0.1 million to $0.7 million in the 2004 period and utility and property expenses increased approximately $0.1 million in the 2004 period.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of December 31, 2004 (for the nine-month period ending September 30, 2005 and for the fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010, 2011 and thereafter.)

	Payments Due By Periods (1)
	2005	2006	2007	2008	2009	2010	2011 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,265	$1,915	$2,195	$2,490	$2,828	$3,186	$37,116	$50,995
Sovereign	25,705	0	0	0	0	0	31,199	56,904

Debt:
Building	53	80	14	0	0	0	0	147
Equipment	553	623	419	3	0	0	0	1,598
Mortgage obligation	497	702	11,307	0	0	0	0	12,506
Other	794	0	0	0	0	0	0	794

Operating leases:
Ground lease	227	302	302	302	302	302	20,648	22,385
Corporate offices	117	100	22	0	0	0	0	239

Total	$29,211	$3,722	$14,259	$2,795	$3,130	$3,488	$88,963	$145,568

(1)	Expected cash interest payments are $8.5 million, $8.1 million, $7.3 million, $7.0 million, $6.8 million, $6.6 million and $46.3 million for the nine months ending September 30, 2005, the fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

The Company has no significant purchase commitments or obligations other than those included in the above schedule.

The Company’s ability to service its contractual obligations and commitments, other than the non-recourse debt, will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which are beyond the Company’s control. In addition, the Company will be dependent on the continued ability of the tenants in the investment properties in Gaithersburg, Maryland and Dorchester, Massachusetts to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s non-recourse debt obligations related to the properties.

Liquidity. As of December 31, 2004, the Company held cash and cash equivalents of approximately $2.6 million compared to $3.4 million at September 30, 2004. The Company had $7.1 million in investment in marketable securities at December 31, 2004 compared to $5.4 million at September 30, 2004. The investment properties are structured such that future tenants payments cover future required mortgage payments including balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $2.9 million for the three months ended December 31, 2004 as compared to $1.4 million for the three months ended December 31, 2003. The increase of $1.5 million was primarily due to working capital changes in accounts payable, accrued liabilities and accounts receivable within the periods.

Cash Flows from Investing Activities. Cash used in investing activities was $1.1 million for the three months ended December 31, 2004, as compared to cash provided by investing activities of approximately $16.2 million for the three months ended December 31, 2003. The decline was due principally to a reduction in restricted cash and marketable securities sold in the 2003 period of nearly $16.8 million, neither of which occurred in the 2004 period. The restricted cash and marketable securities sold were used to fund, in part, the purchase of property subject to certain lease obligations as described below in December 2003.

Cash Used in Financing Activities. Cash used in financing activities was $2.6 million for the three months ended December 31, 2004 as compared to $18.6 million for the three months ended December 31, 2003. In the 2003 period, the Company paid an approximate $36 million lease obligation to acquire certain assets at the Pioneer, paid approximately $3 million on other lease and debt obligations, collected on a $2.5 million note and also borrowed $18.0 million to finance the acquisition of assets and retirement of leases, all of which caused a usage of cash of $18.5 million. In the 2004 period, debt payments offset, in part, by borrowings caused the cash usage of approximately $2.6 million.

The Company’s primary source of operating cash is from the Pioneer operations and from interest income on available cash and cash equivalents and investments in marketable securities. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. Sahara Las Vegas Corp. (“SLVC”), an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a condominium developer. SLVC generates minimal cash from the lease agreement after payment of property costs, most notably property taxes.

Throughout the latter half of calendar 2004, the Company financed certain legal costs associated with certain arbitration between Duke’s LLC and a general contractor. Christopher Lowden, son of Paul W. Lowden, is a limited partner in Duke’s LLC which was the managing member of Duke’s Casino, a casino managed and operated by a subsidiary of the Company. The Company had previously written-off its investment in and receivables from Duke’s LLC, related to the operation of Duke’s Casino, of approximately $1.5 million in the fiscal year ended September 30, 2003. In January 2005, the American Arbitration Association awarded Duke’s LLC approximately $3.2 million against the general contractor of a casino renovation at Duke’s Casino. The Company has an agreement with Duke’s LLC whereby the Company is to be reimbursed for legal and other costs related to the arbitration as well as recovery of amounts previously written-off, which in total may exceed $2 million. However due to various contingencies surrounding the enforcement, collection or settlements with Duke’s LLC and the general contractor, management can give no assurance of the timing or the amount it will ultimately receive.

Pioneer

Pioneer’s principal uses of cash are for payments of slot machine debt obligations, ground lease rent and capital expenditures to maintain the facility. The Company has implemented changes in personnel and promotional programs and installed new slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share in the Laughlin market. Management, however, can give no assurance that market share will be recaptured in its Laughlin market as its competition in the market typically has greater capital resources than does the Pioneer.

Payments of obligations under capital lease were $0 and $0.9 million. for the three months ended December 31, 2004 and 2003, respectively, and rent expense was approximately $0.1 million and $0.2 million for the three months ended December 31, 2004 and 2003, respectively. Capital expenditures to maintain the facility in fiscal 2005 are expected to be approximately $1.0 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8.0% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11.1%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16.0% per annum. In October 2003, the dividend rate increased to 16.0%. As of December 31, 2004, the aggregate liquidation preference of the preferred stock was approximately $19.2 million, or $4.24 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of February 11, 2005, the Company had purchased 879,559 shares of preferred stock for $1.4 million under this program. During the three months ended December 31, 2004, the Company purchased 202 shares for less than $1,000.

Recently Issued Accounting Standards

The Company keeps abreast of new generally accepted accounting principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards which may affect our financial results are noted in Note 1 of our Unaudited Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt at December 31, 2004 of approximately $15 million, of which approximately $13 million bears interest at a variable rate (approximately 6.25% at December 31, 2004). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $130,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, management believes that exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

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

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report, except as noted below.

Our previous independent accountants noted a significant deficiency in the design or operation of the Company’s internal control that could adversely the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Specifically, it was noted the Company did not have a documented process in place for its financial closing and reporting process and for the research and conclusions on unusual transactions. It also appeared to our previous independent accountants that detailed reviews of significant balance sheet accounts by individuals independent of the preparer and supporting analyses were not performed.

Management of the Company has reviewed these items noted by our previous independent accountants with the Audit Committee of the Board and has implemented procedures and plans to document its financial closing and reporting processes and the research and conclusions on unusual transactions. Additionally, the Company is ensuring that detailed reviews of significant balance sheet accounts and supporting analyses are performed by individuals independent of the preparer.

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Archon preferred stock during the three months ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2004:
October 1, 2004 through October 31, 2004	0	$0	879,357	$1,094,136

November 2004:
November 1, 2004 through November 30, 2004	202	$2.65	879,559	$1,093,601

December 2004:
December 1, 2004 through December 31, 2004	0	$0	879,559	$1,093,601

All shares of preferred stock were purchased pursuant to a $2.5 million stock repurchase program which was previously approved by our Board of Directors. Funds are available until expended or until the program is suspended by the Chief Executive Officer or by the Board of Directors.

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

Pursuant to the terms of the Certificate of Designation on Preferred Stock with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 16% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of December 31, 2004, the aggregate liquidation preference of the Preferred Stock was approximately $19.2 million, or $4.24 per share.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits.

a.	Exhibit Number	Description of Exhibit
	31.1	Certification of Cheif Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 dated (to be filed by amendment).
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated (to be filed by amendment).
	32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated (to be filed by amendment).

b.	Reports on Form 8-K.

The Company filed a Form 8-K dated October 25, 2004, announcing the issuance of a press release providing an update on the status of the Company’s Las Vegas Strip site under Item 801.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION, Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden Chairman of the Board and Chief Executive Officer

By:	/s/ John M. Garner
John M. Garner, Chief Financial Officer

Date: February 18, 2005