Form 10-Q/A
period 2004-12-31
ARCHON CORP
filed 2005-03-30
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

6,227,631 as of February 18, 2005

Explanatory Note. This Amendment No. 1 on Form 10-Q/A amends Archon Corporation’s (the “Company’s”) Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 as filed by the Company on February 22, 2005. As previously reported in the Company’s Quarterly Report on Form 10-Q, the Company had dismissed Deloitte and Touche, LLP as its independent registered public accounting firm and had not engaged a new independent registered public accounting firm before the deadline to file the Company’s Quarterly Report on Form 10-Q. Consequently, the Company’s Quarterly Report on Form 10-Q was incomplete and the Company was unable to give the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 includes the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In preparing this Amendment No. 1, the Company determined that the Company was not in compliance with a covenant of a long-term loan which required the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to the current portions of long-term debt, excluding investment properties. At December 31, 2004 the Company was not in compliance with this covenant and was technically in default under the debt agreement. The Company obtained a waiver of the covenant from the lender through March 31, 2005. Therefore, the Company is no longer in default under the loan. However, because the waiver ends on March 31, 2005, the Company has included all amounts owing under the debt agreement, (approximately $12.5 million) at December 31, 2004, in the current portion of long-term debt in the Company’s condensed consolidated financial statements. Changes to reflect the above described event have been made to (1) the Financial Statements and Note 5 of the Financial Statements in Item I of Part I; (2) Management’s Discussion and Analysis in Item 2 of Part I; (3) Controls and Procedures in Item 4 of Part I; and (4) Defaults Upon Senior Securities in Item 3 of Part II. This Amendment No. 1 also includes the items of the Quarterly Report on Form 10-Q that are not being amended.

Except as noted above, this Amendment No. 1 on Form 10-Q/A does not provide an update or discussion of any developments regarding the Company after the date of the original filing of the Quarterly Report on Form 10-Q.

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2004 (Restated)	September 30, 2004 (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,595,360	$3,442,418
Investment in marketable securities	7,118,722	5,398,441
Accounts receivable, net	139,936	3,286,668
Inventories	274,736	294,162
Prepaid expenses and other	984,148	805,578

Total current assets	11,112,902	13,227,267

Land held for development	21,504,400	21,504,400

Property held for investment, net	132,915,429	133,708,401

Property and equipment, net	30,457,657	31,162,313

Other assets	7,452,403	7,329,354

Total assets	$203,442,791	$206,931,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	December 31, 2004 (Restated)	September 30, 2004 (Restated)
LIABILITIES and STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,676,170	$2,138,077
Interest payable	273,060	1,939,750
Accrued and other liabilities	3,619,013	3,220,391
Current portion of debt	14,116,436	13,475,761
Current portion of non-recourse debt	27,425,346	30,057,775

Total current liabilities	48,110,025	50,831,754

Debt – less current portion	927,493	1,127,915

Non-recourse debt – less current portion	80,474,561	80,929,404

Deferred income taxes	29,243,868	29,748,077

Other liabilities	23,232,000	21,902,820

Stockholders’ equity	21,454,844	22,391,765

Total liabilities and stockholders’ equity	$203,442,791	$206,931,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2004	2003 (Restated)
Revenues:
Casino	$5,771,828	$7,396,205
Hotel	530,132	644,206
Food and beverage	1,668,255	2,150,155
Investment properties	3,100,562	3,100,562
Other	550,948	480,569

Gross revenues	11,621,725	13,771,697
Less casino promotional allowances	(1,446,361)	(2,088,254)

Net operating revenues	10,175,364	11,683,443

Operating expenses:
Casino	3,299,577	4,211,083
Hotel	205,077	144,231
Food and beverage	1,029,214	942,071
Other	251,132	280,707
Selling, general and administrative	962,360	1,190,915
Corporate expenses	1,129,367	751,515
Utilities and property expenses	1,180,592	1,323,303
Depreciation and amortization	1,503,923	1,558,792

Total operating expenses	9,561,242	10,402,617

Operating income	614,122	1,280,826
Loss on disposal of assets	(248,419)	0
Interest expense	(2,904,419)	(3,834,682)
Interest and other income	184,039	261,973

Loss before income tax benefit	(2,354,677)	(2,291,883)
Federal income tax benefit	824,137	779,240

Net loss	(1,530,540)	(1,512,643)
Dividends accrued on preferred shares	(386,925)	(394,144)

Net loss applicable to common shares	$(1,917,465)	$(1,906,787)

Average common shares outstanding	6,221,431	6,221,431

Average common and common equivalent shares outstanding	6,221,431	6,221,431

Loss per common share:
Basic and diluted	$(0.31)	$(0.31)

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

Reclassifications. Certain reclassifications have been made in prior year’s condensed consolidated financial statements to conform to the presentations used in fiscal 2005.

2. Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three months ended December 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Net loss	$(1,531)	$(1,513)
Unrealized gain on marketable securities	594	81

Comprehensive loss	$(937)	$(1,432)

3. Other Assets

Included in “Other Assets” at December 31, 2004 and September 30, 2004 are unamortized loan issue costs and deferred rents of approximately $5.0 million which were incurred when the Company acquired certain rental property and debt instruments. The unamortized loan issue costs are being amortized on a straight-line basis, which closely approximates the effective interest method, over the loan period, and the deferred rents are being amortized using the straight-line method over the remaining lease periods.

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

See Note 3 for information regarding transactions between the Company and J & J Mortgage.

5. Debt

The Company has a financial covenant related to its outstanding long-term debt with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties. At December 31, 2004, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. The Company has received a waiver of default from the lender through March 31, 2005 and plans to amend or restructure this covenant with the lender. Management believes it is not the intention of the lender to declare a default relative this covenant. However, as the waiver ends on March 31, 2005, the Company has included all amounts owing under the debt agreement, (approximately $12.5 million) at December 31, 2004, in the current portion of long-term debt in the Company’s condensed consolidated financial statements. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three-month periods ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004	2003 (Restated)
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$6,876	$8,037

Operating loss	$(758)	$(42)
Depreciation and amortization	660	606

EBITDA (1)	$(98)	$564

Interest expense	$299	$1,252

Interest and other income	$2	$7

Capital expenditures / transfers	$54	$468

Identifiable assets (2)	$33,835	$35,569

	Three Months Ended December 31,
	2004	2003 (Restated)
	(dollars in thousands)
Investment Properties:
Net operating revenues	$3,101	$3,101

Operating income	$2,308	$2,308
Depreciation and amortization	793	793

EBITDA (1)	$3,101	$3,101

Interest expense	$2,646	$2,559

Interest and other income	$0	$0

Capital expenditures / transfers	$0	$0

Identifiable assets (2)	$137,636	$140,568

Other and Eliminations:
Net operating revenues	$198	$545

Operating loss	$(936)	$(985)
Depreciation and amortization	51	160

EBITDA (1)	$(885)	$(825)

Interest expense	$(41)	$24

Interest and other income	$182	$255

Capital expenditures / transfers	$201	$0

Identifiable assets (2)	$31,972	$36,590

Total:
Net operating revenues	$10,175	$11,683

Operating income	$614	$1,281
Depreciation and amortization	1,504	1,559

EBITDA (1)	$2,118	$2,840

Interest expense	$2,904	$3,835

Interest and other income	$184	$262

Capital expenditures / transfers	$255	$468

Identifiable assets (2)	$203,443	$212,727

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.
(2)	Identifiable assets represent total assets less elimination for intercompany items.

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

Operating Expenses. Total operating expenses decreased approximately $0.8 million, or approximately 8%, to $9.6 million for the quarter ended December 31, 2004 from $10.4 million for the quarter ended December 31, 2003. Total operating expenses as a percentage of net revenue increased to 94.0% for the 2004 quarter from 89.0% for the 2003 quarter. Operating expenses decreased by $0.4 million, or 5.5%, at the Pioneer due primarily to employee headcount reductions throughout 2004 but increased by approximately $0.4 million in general corporate expenses during the three months ended December 31, 2004. The increase in corporate expenses was primarily due to increased payroll and other expenses. ASMC had operating expenses of $0 and $0.7 million during the three months ended December 31, 2004 and 2003, respectively.

Operating Income. Consolidated operating income for the quarter ended December 31, 2004 was $0.6 million, a decrease of $0.7 million, or 52.1%, from $1.3 million for the quarter ended December 31, 2003. Operating income of $2.3 million for each of the three-month periods ended December 31, 2004 and 2003 is attributable to the investment properties. Operating income decreased by $0.7 million at the Pioneer due to an operating loss of $0.7 million and declined by $0.4 million for general corporate expenses. ASMC had an operating loss of $0 and $0.3 million for the three months ended December 31, 2004 and 2003, respectively.

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

Selling, general and administrative expenses remained unchanged at $1.2 million during the quarters ended December 31, 2004 and 2003. Selling, general and administrative expenses as a percentage of revenues increased to 17.8% in the current year period from 15.0% in the prior year period. Depreciation and amortization expenses increased less than $0.1 million to $0.7 million in the 2004 period and utility and property expenses decreased approximately $0.1 million in the 2004 period.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of December 31, 2004 (for the nine-month period ending September 30, 2005 and for the fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010, 2011 and thereafter.)

	Payments Due By Periods (1)
	2005	2006	2007	2008	2009	2010	2011 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,265	$1,915	$2,195	$2,490	$2,828	$3,186	$37,116	$50,995
Sovereign	25,705	0	0	0	0	0	31,199	56,904

Debt:
Building	53	80	14	0	0	0	0	147
Equipment	553	623	419	3	0	0	0	1,598
Mortgage obligation	12,506	0	0	0	0	0	0	12,506
Other	794	0	0	0	0	0	0	794

Operating leases:
Ground lease	227	302	302	302	302	302	20,648	22,385
Corporate offices	117	100	22	0	0	0	0	239

Total	$41,220	$3,020	$2,952	$2,795	$3,130	$3,488	$88,963	$145,568

(1)	Expected cash interest payments are $8.5 million, $8.1 million, $7.3 million, $7.0 million, $6.8 million, $6.6 million and $46.3 million for the nine months ending September 30, 2005, the fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

The Company has no significant purchase commitments or obligations other than those included in the above schedule.

The Company has a financial covenant related to its outstanding long-term debt with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties, as defined. At December 31, 2004, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. The Company has received a waiver of default from the lender through March 31, 2005 and plans to amend or restructure this covenant with the lender. Management believes it is not the intention of the lender to declare a default relative this covenant. However, as the waiver ends on March 31, 2005, the Company has included all amounts owing under the debt agreement, (approximately $12.5 million) at December 31, 2004, in the current portion of long-term debt in the Company’s condensed consolidated financial statements. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

The Company’s ability to service its contractual obligations and commitments, other than the non-recourse debt, will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which are beyond the Company’s control. The Company may also be required to liquidate certain of its marketable securities or long-term assets to service contractual obligations, commitments and operating costs. In addition, the Company will be dependent on the continued ability of the tenants in the investment properties in Gaithersburg, Maryland and Dorchester, Massachusetts to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s non-recourse debt obligations related to the properties.

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

Throughout the latter half of calendar 2004, the Company financed certain legal costs associated with certain arbitration between Duke’s LLC and a general contractor. Christopher Lowden, son of Paul W. Lowden, is a limited partner in Duke’s LLC which was the managing member of Duke’s Casino, a casino managed and operated by a subsidiary of the Company. The Company had previously written-off its investment in and receivables from Duke’s LLC, related to the operation of Duke’s Casino, of approximately $1.4 million in the fiscal year ended September 30, 2003. In January 2005, the American Arbitration Association awarded Duke’s LLC approximately $4.9 million against the general contractor of a casino renovation at Duke’s Casino. The Company has an agreement with Duke’s LLC whereby the Company is to be reimbursed for legal and other costs related to the arbitration as well as recovery of amounts previously written-off, which in total may exceed $2 million. However due to various contingencies surrounding the enforcement, collection or settlements with Duke’s LLC and the general contractor, management can give no assurance of the timing or the amount it will ultimately receive.

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

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8.0% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11.0%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16.0% per annum. In October 2003, the dividend rate increased to 16.0%. As of December 31, 2004, the aggregate liquidation preference of the preferred stock was approximately $19.2 million, or $4.24 per share.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing except as noted below, our Chief Executive Officer and Chief Financial Officer concluded that Archon’s disclosure controls and procedures are effective. However, it has been concluded that the Company’s failure to determine that it was in technical default of a loan agreement during the period covered by this report (as described in Note 5 to the Financial Statements in Item 1 of Part I and Management Discussion and Analysis in Item 2 of Part I above) constitutes a material weakness in our internal control over financial reporting. A material weakness, as defined by the Public Company Accounting Oversight Board, is a reportable condition in which the design or operation of one or more elements of the internal control structure does not sufficiently reduce the risk of material errors and irregularities occurring and not being timely detected.

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

The Company has a financial covenant related to its outstanding long-term debt with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties. At December 31, 2004, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. The Company has received a waiver of default from the lender through March 31, 2005 and plans to amend or restructure this covenant with the lender.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits.

a.	Exhibit Number	Description of Exhibit
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 dated March 25, 2005 (filed by Amendment No. 1).
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 25, 2005 (filed by Amendment No. 1).
	32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 25, 2005 (filed by Amendment No. 1).

b.	Reports on Form 8-K.

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

Date: March 29, 2005