Form 10-Q/A
period 2004-12-31
ARCHON CORP
filed 2005-03-30
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 2)

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

6,227,631 as of February 18, 2005

Explanatory Note. Archon Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A for the quarterly period ended December 31, 2004, which was originally filed on February 22, 2005 and amended by Amendment No. 1 on Form 10-Q/A on March 30, 2005, solely to correct an error in Amendment No. 1. The Company inadvertently inserted an incorrect figure in the Company’s Condensed Consolidated Balance Sheets in Item I of Part I. Specifically, the “Current portion of debt” for September 30, 2004 should have been $13,475,761 and not $13,525,761 as reported in Amendment No. 1.

This Amendment No. 2 also includes the items of the Quarterly Report on Form 10-Q, as amended by Amendment No. 1, that are not being amended. Except as noted above and as previously described in Amendment No. 1, this Amendment No. 2 on Form 10-Q/A does not provide an update or discussion of any developments regarding the Company after the date of the original filing of the Quarterly Report on Form 10-Q.

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