Form 10-Q
period 2005-03-31
ARCHON CORP
filed 2005-05-16
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑

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

6,235,931 as of May 13, 2005

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2005	September 30, 2004 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,380,855	$3,442,418
Investment in marketable securities	7,277,941	5,398,441
Accounts receivable, net	14,576,988	3,286,668
Inventories	264,569	294,162
Prepaid expenses and other	1,064,144	805,578

Total current assets	26,564,497	13,227,267
Land held for development	21,504,400	21,504,400
Property held for investment, net	132,122,457	133,708,401
Property and equipment, net	29,837,192	31,162,313
Other assets	7,499,591	7,329,354

Total assets	$217,528,137	$206,931,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	March 31, 2005	September 30 2004, (Restated)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,502,950	$2,138,077
Interest payable	1,880,491	1,939,750
Accrued and other liabilities	4,011,491	3,220,391
Current portion of debt	13,481,640	13,475,761
Current portion of non-recourse debt	27,488,374	30,057,775

Total current liabilities	49,364,946	50,831,754
Debt – less current portion	752,325	1,127,915
Non-recourse debt – less current portion	80,002,244	80,929,404
Deferred income taxes	29,424,548	29,748,077
Other liabilities	35,997,690	21,902,820
Stockholders’ equity	21,986,384	22,391,765

Total liabilities and stockholders’ equity	$217,528,137	$206,931,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004 (Restated)	2005	2004 (Restated)
Revenues:
Casino	$6,797,877	$8,102,513	$12,569,705	$15,498,718
Hotel	705,397	821,830	1,235,529	1,466,036
Food and beverage	1,871,513	2,401,632	3,539,768	4,551,787
Investment properties	3,100,561	3,100,561	6,201,123	6,201,123
Other	1,109,742	686,920	1,660,690	1,167,489

Gross revenues	13,585,090	15,113,456	25,206,815	28,885,153
Less casino promotional allowances	(1,542,888)	(2,253,614)	(2,989,249)	(4,341,868)

Net operating revenues	12,042,202	12,859,842	22,217,566	24,543,285

Operating expenses:
Casino	3,435,319	4,171,358	6,734,896	8,382,441
Hotel	259,846	141,782	464,923	286,013
Food and beverage	1,026,691	1,119,688	2,055,905	2,061,759
Other	253,976	473,455	505,108	754,162
Selling, general and administrative	804,290	1,112,817	1,766,650	2,303,732
Corporate expenses	1,072,971	856,198	2,202,338	1,607,713
Utilities and property expenses	1,117,396	1,211,540	2,297,988	2,534,843
Depreciation and amortization	1,461,656	1,317,706	2,965,579	2,876,498

Total operating expenses	9,432,145	10,404,544	18,993,387	20,807,161

Operating income	2,610,057	2,455,298	3,224,179	3,736,124
Interest expense	(2,837,911)	(3,344,881)	(5,742,330)	(7,179,563)
Gain (loss) on sale or disposal of assets	3,771	0	(244,648)	0
Interest income	83,359	240,106	148,277	502,079
Other income	542,711	0	661,832	0

Income (loss) before income tax benefit	401,987	(649,477)	(1,952,690)	(2,941,360)
Federal income tax (expense) benefit	(140,695)	220,822	683,442	1,000,062

Net income (loss)	261,292	(428,655)	(1,269,248)	(1,941,298)
Dividends accrued on preferred shares	(386,925)	(394,143)	(773,850)	(788,287)

Net loss applicable to common shares	$(125,633)	$(822,798)	$(2,043,098)	$(2,729,585)

Average common shares outstanding	6,224,033	6,221,431	6,222,718	6,221,431

Average common and common equivalent shares outstanding	6,224,033	6,221,431	6,222,718	6,221,431

Loss per common share:
Basic	$(0.02)	$(0.13)	$(0.33)	$(0.44)

Diluted	$(0.02)	$(0.13)	$(0.33)	$(0.44)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended March 31, 2005

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, October 1, 2004	$62,214	$9,673,553	$54,582,364	$(42,830,615)	$992,023	$(87,774)	$22,391,765
Net loss				(1,269,248)			(1,269,248)
Common stock options exercised	82		13,038				13,120
Stock-based compensation expense			182,871				182,871
Preferred stock purchased		(432)	(102)				(534)
Unrealized gain on marketable securities					668,410		668,410

Balances, March 31, 2005	$62,296	$9,673,121	$54,778,171	$(44,099,863)	$1,660,433	$(87,774)	$21,986,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Cash and cash equivalents provided by operations	$2,313,008	$1,432,094
Changes in assets and liabilities:
Accounts receivable, net	(11,290,320)	27,274
Inventories	29,593	(44,768)
Prepaid expenses and other	(258,564)	(444,352)
Deferred income taxes	(683,442)	(812,073)
Other assets	(359,395)	(464,266)
Accounts payable	364,873	69,418
Interest payable	(59,259)	56,990
Accrued and other liabilities	14,885,970	3,029,980

Net cash provided by operating activities	4,942,464	2,850,297

Cash flows from investing activities:
Decrease in restricted cash	0	13,898,971
Capital expenditures	(299,164)	(669,902)
Marketable securities purchased	(851,177)	(49,237)
Marketable securities sold	0	2,861,458

Net cash provided by (used in) investing activities	(1,150,341)	16,041,290

Cash flows from financing activities:
Proceeds from debt	793,526	18,000,000
Paid on debt and obligation under lease	(4,659,798)	(41,247,334)
Note receivable	0	2,892,550
Stock options exercised	13,120	0
Preferred stock acquired	(534)	(56,893)

Net cash used in financing activities	(3,853,686)	(20,411,677)

Decrease in cash and cash equivalents	(61,563)	(1,520,090)
Cash and cash equivalents, beginning of period	3,442,418	5,852,354

Cash and cash equivalents, end of period	$3,380,855	$4,332,264

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

Earnings Per Share. The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 500,000 were not included in diluted calculations during the six months and quarters ended March 31, 2005 and 2004 as the Company incurred a net loss applicable to common shares during these periods and the effect would be antidilutive.

Accounting for Stock-Based Compensation. The Company has a Key Employee Stock Option Plan (the “Stock Option Plan”), which temporarily ceased granting options in 2003. The Company accounts for the Stock Option Plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. A charge of approximately $0.2 million during the three months ended March 31, 2005 was recorded based on an extension of certain stock options. When stock options are granted under the Stock Option Plan with an exercise price equal to the market value of the underlying common stock on the date of grant, no employee compensation cost is reflected in net income or loss. However, when non-qualified stock options are granted with an exercise price below the market value of the underlying common stock on the date of grant, an immediate charge to the statement of operations is recorded representing the difference between the fair market value of the underlying common stock on the date of grant and the exercise price of the option. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net loss applicable to common shares	$(126)	$(823)	$(2,043)	$(2,730)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	0	0

Pro forma net loss applicable to common shares	$(126)	$(823)	$(2,043)	$(2,730)

Loss per share:
Basic and diluted - as reported	$(0.02)	$(0.13)	$(0.33)	$(0.44)

Basic and diluted - pro forma	$(0.02)	$(0.13)	$(0.33)	$(0.44)

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

Recently Issued Accounting Standards

Emerging Issues Task Force (“EITF”) 04-8. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, requiring the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. As the Company does not have contingently convertible debt, this requirement will not have an impact on the Company’s condensed consolidated financial statements.

SFAS 123(R). In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, replacing SFAS No. 123, Accounting for Stock-Based Compensation, and superseding APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires recognition of share-based compensation in the financial statements. SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 and will be adopted by the Company in the fourth quarter of fiscal 2005. We will continue to evaluate our compensation practices, as well as other available valuation models, for valuing stock options. We anticipate no material impact on our results of operations or financial position as a result of adopting this statement.

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

2.	Comprehensive Income/(Loss)

Comprehensive income/(loss) is the total of net income/(loss) and all other non-stockholder changes in stockholders’ equity. Comprehensive income/(loss) for the three and six months ended March 31, 2005 and 2004 is as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$261	$(429)	$(1,269)	$(1,941)
Unrealized gain on marketable securities	74	522	668	603

Comprehensive income/(loss)	$335	$93	$(601)	$(1,338)

3.	Other Assets

Included in “Other Assets” at March 31, 2005 and September 30, 2004 are unamortized loan issue costs and deferred rents of approximately $5.0 million which were incurred when the Company acquired certain rental property and debt instruments. The unamortized loan issue costs are being amortized on a straight-line basis, which closely approximates the effective interest method, over the loan period, and the deferred rents are being amortized using the straight-line method over the remaining lease periods.

Also included in “Other Assets” at March 31, 2005 and September 30, 2004 is approximately $0.4 million of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Miscellaneous investments in key man life insurance policies and unconsolidated entities are also included in Other Assets and total approximately $1.7 million and $1.5 million at March 31, 2005 and September 30, 2004, respectively.

4.	Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through March 31, 2005, the Company had expensed approximately $0.25 million for commercial development of the technology, although none had been expensed in the six months ended March 31, 2005.

See Note 3 for information regarding transactions between the Company and J & J Mortgage.

5.	Debt

The Company has a financial covenant related to its outstanding long-term debt with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties. At March 31, 2005, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. The Company has received a waiver of default from the lender through March 31, 2005 and plans to amend or restructure this covenant with the lender. Management believes it is not the intention of the lender to declare a default relative to this covenant. However, as the waiver ends on March 31, 2005, the Company has included all amounts owing under the debt agreement (approximately $12.3 million) at March 31, 2005 in the current portion of long-term debt in the Company’s condensed consolidated financial statements. The balance sheet at September 30, 2004 was restated to reflect the reclassification of the $12.3 million note. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

6.	Federal Income Tax

The Company recorded a federal income tax provision, based on statutory rates, of approximately $0.1 million for the quarter ended March 31, 2005 and recorded a federal income tax benefit for the quarter ended March 31, 2004 of approximately $0.2 million. For the six months ended March 31, 2005 and 2004, the Company recorded, based on statutory rates, federal income tax benefits of approximately $0.7 million and approximately $1.0 million, respectively. The Company has recorded deferred tax assets related to net operating assets as the Company is able to offset its assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets which would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, the valuation allowance would need to be recorded and would impact the Company’s future results of operations.

7.	Lease Retirement

On December 29, 2003, the Company exercised an early purchase option to acquire leases related to PHI from a third party. The Company paid approximately $35.6 million in exercising its option to retire certain lease obligations of approximately $37.0 million. Proceeds from debt of approximately $18.0 million as well as a use of marketable securities, cash and collections on certain receivables financed this acquisition. Previous agreements, covenants and restrictions on the use of cash related to the lease agreements are no longer applicable. The $18.0 million debt instrument is secured by land held for development by the Company, as well as a personal guaranty from the Company’s Chief Executive Officer and Chairman of the Board and requires monthly principal and interest payments of approximately $0.12 million with a balloon payment of approximately $11.2 million in December 2006. The debt bears interest at a variable rate (approximately 6.5% at March 31, 2005).

8.	Supplemental Statements of Cash Flows Information

Supplemental statements of cash flows information for the six-month periods ended March 31, 2005 and 2004 is presented below (amounts in thousands):

	2005	2004
Operating activities:
Cash paid during the period for interest	$5,612	$6,702

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:
Other liabilities incurred in the acquisition of machinery and equipment	$0	$329

Long-term debt incurred in connection with the acquisition of machinery and equipment	$0	$249

Negative amortization of obligation under lease	$189	$345

Reduction of property and equipment from the acquisition of capital leases	$0	$1,412

Unrealized gain on marketable securities	$668	$603

9.	Segment Information

The Company’s operations are in the hotel/casino industry and investment properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations and Archon Sparks Management Company, adjusted to reflect eliminations upon consolidation.

Set forth below is the financial information for the segments in which the Company operates for the three-month and six-month periods ended March 31, 2005 and 2004 (amounts in thousands):

	Three Months Ended March 31,
	2005	2004 (Restated)
Pioneer Hotel:
Net operating revenues	$8,157	$9,410

EBITDA:
Operating income	$606	$974
Depreciation and amortization	616	474

EBITDA (1)	$1,222	$1,448

Interest expense	$318	$369

Interest and other income	$3	$5

Capital expenditures / transfers	$43	$1,900

Investment Properties:
Net operating revenues	$3,101	$3,101

EBITDA:
Operating income	$2,308	$2,308
Depreciation and amortization	793	793

EBITDA (1)	$3,101	$3,101

Interest expense	$2,553	$3,002

Interest and other income	$0	$0

Capital expenditures / transfers	$0	$0

Other and Eliminations:
Net operating revenues	$784	$349

EBITDA:
Operating loss	$(304)	$(827)
Depreciation and amortization	53	51

EBITDA (1)	$(251)	$(776)

Interest expense	$(33)	$(26)

	Three Months Ended March 31,
	2005	2004 (Restated)
Interest and other income	$623	$235

Capital expenditures / transfers	$1	$(1,432)

Total:
Net operating revenues	$12,042	$12,860

EBITDA:
Operating income	$2,610	$2,455
Depreciation and amortization	1,462	1,318

EBITDA (1)	$4,072	$3,773

Interest expense	$2,838	$3,345

Interest and other income	$626	$240

Capital expenditures / transfers	$44	$468

	Six Months Ended March 31,
	2005	2004 (Restated)
Pioneer Hotel:
Net operating revenues	$15,032	$17,447

EBITDA:
Operating income (loss)	$(152)	$932
Depreciation and amortization	1,276	1,081

EBITDA (1)	$1,124	$2,013

Interest expense	$617	$1,621

Interest and other income	$5	$12

Capital expenditures / transfers	$97	$2,368

Identifiable assets (2)	$34,104	$37,511

Investment Properties:
Net operating revenues	$6,201	$6,201

EBITDA:
Operating income	$4,615	$4,615
Depreciation and amortization	1,586	1,586

EBITDA (1)	$6,201	$6,201

Interest expense	$5,199	$5,561

	Six Months Ended March 31,
	2005	2004 (Restated)
Capital expenditures / transfers	$0	$0

Identifiable assets (2)	$151,351	$42,878

Other and Eliminations:
Net operating revenues	$985	$895

EBITDA:
Operating loss	$(1,239)	$(1,811)
Depreciation and amortization	104	209

EBITDA (1)	$(1,135)	$(1,602)

Interest expense	$(74)	$(2)

Interest and other income	$805	$490

Capital expenditures / transfers	$202	$(1,431)

Identifiable assets (2)	$32,073	$33,555

Total:
Net operating revenues	$22,218	$24,543

EBITDA:
Operating income	$3,224	$3,736
Depreciation and amortization	2,966	2,876

EBITDA (1)	$6,190	$6,612

Interest expense	$5,742	$7,180

Interest and other income	$810	$502

Capital expenditures / transfers	$299	$937

Identifiable assets (2)	$217,528	$213,944

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.

(2)	Identifiable assets represent total assets less elimination for intercompany items.

10.	Subsequent Event

The Company plans to reinstate its 1993 Employee Stock Option Plan (the “Plan”) and will be submitting the reinstatement of the Plan for approval by the Company’s stockholders at the Company’s next annual meeting. In April 2005, the compensation committee of the Board of Directors granted stock option awards under the Plan of 150,000 shares each to Paul W. Lowden, Christopher Lowden and David Lowden. The options are contingent upon approval by the Company’s stockholders of the reinstatement of the Plan. The options are granted with an exercise price of $1.00 per share and are immediately 100% vested. The Company plans to record compensation expense of approximately $9.0 million relating to these options, subject to reinstatement of the Plan, during the quarter ending June 30, 2005.

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

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel & Gambling Hall (the “Pioneer”). It also owns land in Las Vegas, Nevada on the Las Vegas Strip that it may sell or may develop in the future (the “Strip Property).

The Company’s property in Laughlin, Nevada has experienced a flattening or decline in its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth and expansion of casino properties on Native American lands in such locations as California and Arizona within the last several years resulted in revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain or achieve profitability. Management believes Laughlin has now become a mature market with marginal, if any, growth forecasted for the next few years based on its current plans. Management also believes it will be necessary to make certain capital improvements in order to maintain its existing customer base and remain competitive in its market as evidenced by an approximate $1.0 million refurbishment previously made to its primary restaurant facilities in late 2003.

The Company also owns two investment properties. These investment properties do not contribute significant profitability or net cash flow to the Company.

Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, but believes the opportunity to sell or to develop a Las Vegas Strip Property could greatly enhance the Company’s ability to generate future profitability.

During the six months ended March 31, 2005 and 2004, the Company incurred a net loss applicable to common shareholders of approximately $2.0 million and $2.7 million, respectively. The results of the 2005 six-month period included a decline in operating income of approximately $0.5 million compared to the 2004 six-month period. This decline was a result of decreased revenues which management believes occurred due to competitive marketing strategies used by competitors to attract some of the Company’s local market share. This decline in revenues was partially offset by decreased costs and expenses. Management believes marketing strategies used in the second half of calendar 2004 were unsuccessful and may have contributed to the decline in overall revenues. Management believes recent management and marketing changes may recapture some or all of the revenue decreases experienced in the six-month period ended March 31, 2005. Management is aggressively pursuing additional strategies to regain market share but can give no assurance that this will occur. The 2005 period also includes a significant reduction in interest expense compared to the 2004 period as certain lease obligations were retired in late December 2003 and were replaced with less debt at a significantly lower cost.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

Allowance for Doubtful Accounts. The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

Long-Lived Assets. The Company has a significant investment in long-lived property and equipment. The Company estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. The Company estimates useful lives for its assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives and obsolescence and assesses commercial viability of these assets periodically.

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

Results of Operations – Six Months Ended March 31, 2005 and 2004

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the six months ended March 31, 2005 were $22.2 million, a $2.3 million, or 9.5%, decrease from $24.5 million for the six months ended March 31, 2004. Income from the investment properties was $6.2 million in each of the six months ended March 31, 2005 and 2004. Net revenues decreased $2.4 million to $15.0 million at the Pioneer Hotel & Gambling Hall (the “Pioneer”) for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003 and closed on December 31, 2003, had net revenues of approximately $0 and $0.4 million during the six months ended March 31, 2005 and 2004, respectively. Sahara Las Vegas Corp (“SLVC”) had net revenues of approximately $0.8 million and $0.4 million during the six months ended March 31, 2005 and 2004, respectively.

Operating Expenses. Total operating expenses decreased $1.8 million, or 8.7%, to $19.0 million for the six months ended March 31, 2005 from $20.8 million for the six months ended March 31, 2004. Total operating expenses as a percentage of revenue increased to 85.5% in the current year period from 84.8% in the prior year period. Operating expenses decreased by $1.3 million, or 8.1%, at the Pioneer, due primarily to employee headcount reductions throughout 2004, and increased by $0.4 million in general corporate and other expenses. The increase in corporate expenses was primarily due to increased compensation expense from stock option transactions and legal and accounting expenses. ASMC had operating expenses of $0 and $0.8 million for the six months ended March 31, 2005 and 2004, respectively.

Operating Income. Consolidated operating income for the six months ended March 31, 2005 was $3.2 million, a decrease of $0.5 million, or 13.7%, from $3.7 million for the six months ended March 31, 2004. Operating income of $4.6 million for each of the six-month periods ended March 31, 2005 and 2004 is attributable to the investment properties. Operating income decreased by $1.1 million at the Pioneer to an operating loss of $0.2 million. The operating losses at corporate and SLVC totaled approximately $1.1 million. ASMC also had an operating loss of $0 and $0.4 million during the six months ended March 31, 2005 and 2004, respectively.

Interest Expense. Consolidated interest expense for the six months ended March 31, 2005 was $5.7 million, a $1.5 million decrease compared to $7.2 million for the six months ended March 31, 2004. The decrease was primarily due (i) to the retirement of certain lease obligations at the Pioneer and the replacement thereof with lower cost debt during the six months ended March 31, 2004, and (ii) to reduced amounts of non-recourse debt in the 2005 period.

Interest and Other Income. Consolidated interest and other income for the six months ended March 31, 2005, was $0.8 million, a $0.3 million increase compared to $0.5 million for the six months ended March 31, 2004, due principally to a sale of certain utility rights for approximately $0.3 million in the 2005 period.

Loss on Disposal of Assets. During the six months ended March 31, 2005, the Company disposed of certain older slot machines no longer deemed useful and incurred a loss with the disposal of approximately $0.2 million. No such charges were incurred in the 2004 period.

Loss Before Income Tax. Consolidated loss before income tax for the six months ended March 31, 2005 was $2.0 million, a $0.9 million decrease compared to a loss of $2.9 million for the six months ended March 31, 2004.

Federal Income Tax. The Company recorded a federal income tax benefit of $0.7 million for the six months ended March 31, 2005, compared to a $1.0 million benefit for the six months ended March 31, 2004 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $0.8 million for each of the six-month periods ended March 31, 2005 and 2004 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $2.0 million, or $0.33 per common share, for the six months ended March 31, 2005 compared to net loss attributable to common shares of $2.7 million, or $0.44 per common share, for the six months ended March 31, 2004.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $2.4 million, or 13.8%, to $15.0 million in the six months ended March 31, 2005 from $17.4 million in the six months ended March 31, 2004.

Casino revenues decreased $2.5 million, or 17.0%, to $12.6 million in the six months ended March 31, 2005 from $15.1 million in the six months ended March 31, 2004. Slot and video poker revenues decreased $1.9 million, or 14.5%, to $11.4 million in the six months ended March 31, 2005 from $13.3 million in the six months ended March 31, 2004. Management believes this decrease was a result of the loss of market share to other casino properties in the 2005 period. Other gaming revenues, including table games, decreased $0.6 million, or 34.7%, to $1.2 million in the six months ended March 31, 2005 from $1.8 million in the six months ended March 31, 2004. Casino promotional allowances decreased $1.3 million, or 30.5%, to $3.0 million in the six months ended March 31, 2005 from $4.3 million in the six months ended March 31, 2004 primarily due to the aforementioned decline in slot, video poker and other gaming revenues.

Hotel revenues decreased $0.3 million, or 15.7%, to $1.2 million for the six months ended March 31, 2005 from $1.5 million for the six months ended March 31, 2004, caused by a decrease in occupancy rate to 57.1% from 70.0%, which was due to the decrease in casino promotional allowances. Food and beverage revenues decreased $1.0 million, or 20.9%, to $3.5 million for the six months ended March 31, 2005 compared to $4.5 million in the six months ended March 31, 2004, primarily due to the decrease in casino promotional allowances. Other revenues were unchanged at $0.7 million for the six months ended March 31, 2005 and 2004.

Operating Expenses. Operating expenses decreased $1.3 million, or 8.1%, to $15.2 million in the six months ended March 31, 2005 from $16.5 million in the six months ended March 31, 2004. Operating expenses as a percentage of revenue increased to 101.0% in the current year period from 94.7% in the prior year period.

Casino expenses decreased $1.4 million, or 16.6%, to $6.7 million in the six months ended March 31, 2005 from $8.1 million in the six months ended March 31, 2004, primarily due to the decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 53.6% in the current year period from 53.3% in the prior year period.

Hotel expenses increased $0.2 million, or 62.6%, to $0.5 million in the six months ended March 31, 2005 from $0.3 million in the six months ended March 31, 2004. Due to the decrease in casino promotional allowances, the hotel department received a $0.2 million decreased expense transfer to the casino department. Food and beverage expenses increased $0.1 million, or 3.9%, to $2.1 million in the six months ended March 31, 2005 from $2.0 million in the six months ended March 31, 2004. Due to the decrease in casino promotional allowances, the food and beverage department received an $0.8 million decreased expense transfer to the casino department. Food and beverage expenses as a percentage of food and beverage revenues increased to 58.1% in the current year period from 44.2% in the prior year period. Other expenses decreased $0.1 million, or 16.8% to $0.5 million for the six months ended March 31, 2005 compared to $0.6 million for the six months ended March 31, 2004. Other expenses as a percentage of other revenues decreased to 70.7% in the current year period from 85.8% in the prior year period.

Selling, general and administrative expenses decreased $0.1 million, or 6.3%, to $2.3 million for the six months ended March 31, 2005 from $2.4 million for the six months ended March 31, 2004. Selling, general and administrative expenses as a percentage of revenues increased to 15.1% in the current year period from 13.8% in the prior year period. Utilities and property expenses decreased $0.2 million, or 9.4% to $1.9 million in the six months ended March 31, 2005 from $2.1 million in the six months ended March 31, 2004, due to a decrease in rent expense.

Utilities and property expenses as a percentage of revenues increased to 12.7% in the current year period from 12.1% in the prior year period. Depreciation and amortization expenses increased $0.2 million, or 18.1%, to $1.3 million in the six months ended March 31, 2005 from $1.1 million in the six months ended March 31, 2004.

Results of Operations – Three Months Ended March 31, 2005 and 2004

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended March 31, 2005 were $12.0 million, a $0.9 million, or 6.4%, decrease from $12.9 million for the quarter ended March 31, 2004. Income from the investment properties was $3.1 million in each of the quarters ended March 31, 2005 and 2004. Revenues decreased $1.2 million, or 13.3%, at the Pioneer. SLVC had net revenues of approximately $0.7 million and $0.3 million during the three months ended March 31, 2005 and 2004, respectively.

Operating Expenses. Total operating expenses decreased $1.0 million, or 9.3%, to $9.4 million for the quarter ended March 31, 2005 from $10.4 million for the quarter ended March 31, 2004. Total operating expenses as a percentage of revenue decreased to 78.3% for the current year quarter from 80.9% for the prior year quarter. Operating expenses decreased by $0.8 million, or 10.5%, at the Pioneer due primarily to employee headcount reductions throughout the 2004 and 2005 periods. ASMC had operating expenses of $0 and $0.1 million for the three months ended March 31, 2005 and 2004, respectively.

Operating Income. Consolidated operating income for the quarter ended March 31, 2005 was $2.6 million, an increase of $0.1 million, or 6.3%, from $2.5 million for the quarter ended March 31, 2004. Operating income of $2.3 million for each of the three-month periods ended March 31, 2005 and 2004 is attributable to the investment properties. Operating income decreased by $0.4 million at the Pioneer to $0.6 million and increased $0.1 million at ASMC and $0.4 million at SLVC.

Interest Expense. Consolidated interest expense for the three months ended March 31, 2005 was $2.8 million, a $0.5 million decrease compared to $3.3 million for the six months ended March 31, 2004. The decrease was primarily due to the decline in outstanding debt obligations in the 2005 period.

Interest and Other Income. Consolidated interest and other income for the three months ended March 31, 2005, was $0.6 million, a $0.4 million increase compared to $0.2 million for the three months ended March 31, 2004, due principally to a sale of certain utility rights for approximately $0.3 million in the 2005 period.

Income (Loss) Before Income Tax. Consolidated income before income tax for the quarter ended March 31, 2005 was $0.4 million, a $1.0 million improvement compared to a loss of $0.6 million for the quarter ended March 31, 2004.

Federal Income Tax. The Company recorded a federal income tax expense of $0.1 million for the quarter ended March 31, 2005 compared to a tax benefit of $0.2 million benefit for the quarter ended March 31, 2004 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $0.4 million for each of the three-month periods ended March 31, 2005 and 2004 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $0.1 million, or $0.02 per common share, for the quarter ended March 31, 2005 compared to net loss attributable to common shares of $0.8 million, or $0.13 per common share, for the quarter ended March 31, 2004.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $1.2 million, or 13.3%, to $8.2 million in the three months ended March 31, 2005 from $9.4 million in the three months ended March 31, 2004.

Casino revenues decreased $1.3 million, or 16.1%, to $6.8 million in the three months ended March 31, 2005 from $8.1 million in the three months ended March 31, 2004. Slot and video poker revenues decreased $ 1.1 million, or 14.6%, to $6.1 million in the three months ended March 31, 2005 from $7.2 million in the three months ended March 31, 2004. Management believes this decrease was a result of the loss of market share to other casino properties in the 2005 period. Other gaming revenues, including table games, decreased $0.3 million, or 28.4%, to $0.6 million in the three months ended March 31, 2005 from $0.9 million in the three months ended March 31, 2004. Casino promotional allowances decreased $0.7 million, or 31.5%, to $1.5 million in the three months ended March 31, 2005 from $2.2 million in the three months ended March 31, 2004 primarily due to the aforementioned decline in slot and video poker revenues.

Hotel revenues decreased $0.1 million, or 14.2%, to $0.7 million for the three months ended March 31, 2005 from $0.8 million for the six months ended March 31, 2004, caused by a decrease in occupancy rate to 49.0% from 79.3%, which was due to the decrease in casino promotional allowances. Food and beverage revenues decreased $0.5 million, or 22.1%, to $1.9 million for the three months ended March 31, 2005 compared to $2.4 million in the three months ended March 31, 2004, primarily due to the decrease in casino promotional allowances. Other revenues were unchanged at $0.3 million for the three months ended March 31, 2005 and 2004.

Operating Expenses. Operating expenses decreased $0.8 million, or 10.5%, to $7.6 million in the three months ended March 31, 2005 from $8.4 million in the three months ended March 31, 2004. Operating expenses as a percentage of revenue increased to 92.6% in the current year period from 89.7% in the prior year period.

Casino expenses decreased $0.8 million, or 17.6%, to $3.4 million in the three months ended March 31, 2005 from $4.2 million in the three months ended March 31, 2004, primarily due to the decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues decreased to 50.5% in the current year period from 51.5% in the prior year period.

Hotel expenses increased $0.1 million, or 83.3%, to $0.2 million in the three months ended March 31, 2005 from $0.1 million in the six months ended March 31, 2004. Due to the decrease in casino promotional allowances, the hotel department received a $0.1 million smaller expense transfer to the casino department. Food and beverage expenses decreased $0.1 million, or 8.3%, to $1.0 million in the three months ended March 31, 2005 from $1.1 million in the three months ended March 31, 2004. Due to the decrease in casino promotional allowances, the food and beverage department received a $0.4 million smaller expense transfer to the casino department. Food and beverage expenses as a percentage of food and beverage revenues increased to 54.9% in the current year period from 46.6% in the prior year period. Other expenses decreased $0.1 million, or 18.5% to $0.2 million for the six months ended March 31, 2005 compared to $0.3 million for the six months ended March 31, 2004. Other expenses as a percentage of other revenues decreased to 76.3% in the current year period from 90.0% in the prior year period.

Selling, general and administrative expenses decreased $0.2 million, or 13.7%, to $1.0 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004. Selling, general and administrative expenses as a percentage of revenues were unchanged at 12.8% in the current year period compared to the prior year period. Utilities and property expenses decreased $0.1 million, or 9.3%, to $0.9 million in the three months ended March 31, 2005 from $1.0 million in the three months ended March 31, 2004, due to a decrease in rent expense. Utilities and property expenses as a percentage of revenues increased to 11.3% in the current year period from 10.8% in the prior year period. Depreciation and amortization expenses increased $0.1 million, or 29.8%, to $0.6 million in the three months ended March 31, 2005 from $0.5 million in the three months ended March 31, 2004.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of March 31, 2005 (for the six-month period ending September 30, 2005 and for the fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010, 2011 and thereafter).

	Payments Due By Periods (1)							Total
	2005	2006	2007	2008	2009	2010	2011 and Thereafter
	(amounts in thousands)
Non-recourse debt:
Gaithersburg	$856	$1,915	$2,195	$2,490	$2,828	$3,186	$37,116	$50,586
Sovereign	25,705	0	0	0	0	0	31,199	56,904

Debt:
Building	36	80	14	0	0	0	0	130
Equipment	371	621	415	50	0	0	0	1,457
Mortgage obligation	12,344	0	0	0	0	0	0	12,344
Other	303	0	0	0	0	0	0	303

Operating leases:
Ground lease	151	302	302	302	302	302	20,648	22,309
Corp. offices	78	100	22	0	0	0	0	200

Total	$39,844	$3,018	$2,948	$2,842	$3,130	$3,488	$88,963	$144,233

(1)	Expected cash interest payments are $5.5 million, $8.1 million, $7.3 million, $7.0 million, $6.8 million, $6.6 million and $46.3 million for the six months ending September 30, 2005, the fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010, and 2011 and thereafter, respectively.

The Company has no significant purchase commitments or obligations other than those included in the above schedule.

The Company has a financial covenant related to its outstanding long-term debt with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties, as defined. At December 31, 2004 and March 31, 2005, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. The Company has received a waiver of default from the lender through March 31, 2005 and plans to amend or restructure this covenant with the lender. Management believes it is not the intention of the lender to declare a default relative this covenant. However, as the waiver ends on March 31, 2005, the Company has included all amounts owing under the debt agreement, (approximately $12.3 million) at March 31, 2005, in the current portion of long-term debt in the Company’s condensed consolidated financial statements. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

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

Liquidity. As of March 31, 2005 and September 30, 2004, the Company held cash and cash equivalents of $3.4 million. The Company had $7.3 million in investment in marketable securities at March 31, 2005 compared to $5.4 million at September 30, 2004. Certain amounts of debt were reduced during the six months ended March 31, 2004 by utilizing certain marketable securities and approximately $0.8 million of additional marketable securities were acquired during the six months ended March 31, 2005 by incurring new debt of approximately $0.8 million. The investment properties are structured such that future tenants payments cover future required mortgage payments including balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $4.9 million for the six months ended March 31, 2005 as compared to $2.9 million for the six months ended March 31, 2004. The increase was primarily due to an improvement in cash provided by operations and a net increase of approximately $1.1 million from the change in operating assets and liabilities.

Cash Flows from Investing Activities. Cash used in investing activities was $1.2 million for the six months ended March 31, 2005, as compared to cash provided by investing activities of $16.0 million for the six months ended March 31, 2004. The increase in the prior year was due to a reduction in restricted cash and marketable securities. The restricted cash and marketable securities were used to fund, in part, the purchase of property subject to certain lease obligations as described below. During the six months ended March 31, 2005, the Company used cash for capital expenditures and the acquisition of certain marketable securities.

Cash Used in Financing Activities. Cash used in financing activities was $3.9 million for the six months ended March 31, 2005 as compared to $20.4 million for the six months ended March 31, 2004. For the six months ended March 31, 2005 and 2004, the Company repaid $4.7 million and $41.2 million, respectively, of debt and obligations under lease. For the six months ended March 31, 2004, the Company received $2.9 million from a note receivable and $18.0 million of proceeds from a loan in order to acquire certain assets and retire lease obligations at the Pioneer.

The Company’s primary source of operating cash is from Pioneer operations and from interest income on available cash and cash equivalents and investment in marketable securities. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. Sahara Las Vegas Corp. (“SLVC”), an indirect wholly-owned subsidiary of the Company, owns the Strip Property which is subject to a lease with a condominium developer. SLVC generates minimal cash from the lease agreement after payment of property taxes.

Throughout the latter half of calendar 2004, the Company financed certain legal costs associated with certain arbitration between Duke’s LLC and a general contractor. Christopher Lowden, son of Paul W. Lowden, is a limited partner in Duke’s LLC which was the managing member of Duke’s Casino, a casino managed and operated by a subsidiary of the Company. The Company had previously written-off its investment in and receivables from Duke’s LLC, related to the operation of Duke’s Casino, of approximately $1.4 million in the fiscal year ended September 30, 2003. In January 2005, the American Arbitration Association awarded Duke’s LLC approximately $4.9 million against the general contractor of a casino renovation at Duke’s Casino. The Company has an agreement with Duke’s LLC whereby the Company is to be reimbursed for legal and other costs related to the arbitration as well as recovery of amounts previously written-off, which in total may exceed $2 million. However, due to various contingencies surrounding the enforcement, collection or settlements with Duke’s LLC and the general contractor, management can give no assurance of the timing or the amount it will ultimately receive.

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

Payments of obligations under lease were $0 and $0.9 million for the six months ended March 31, 2005 and 2004, respectively, and rent expense was approximately $0.2 million and $0.4 million for the six months ended March 31, 2005 and 2004, respectively. Capital expenditures to maintain the facility in fiscal 2005 are expected to be approximately $1.0 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. As of March 31, 2005, the aggregate liquidation preference of the preferred stock was approximately $20.0 million, or $4.41 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of May 12, 2005, the Company had purchased 879,559 shares of preferred stock for approximately $1.4 million under this program. During the six months ended March 31, 2005, the Company purchased 202 shares for less than $1,000.

Recently Issued Accounting Standards

The Company keeps abreast of new generally accepted accounting principles and disclosure reporting requirements issued by the Securities and Exchange Commission (the “SEC”) and other standard setting agencies. Recently issued accounting standards which may affect our financial results are noted in Note 1 of our Unaudited Condensed Consolidated Financial Statements.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt at March 31, 2005 of approximately $14.2 million, of which approximately $12.3 million bears interest at a variable rate (approximately 6.5% at March 31, 2005). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $123,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Archon’s disclosure controls and procedures are effective. However, it has been concluded that the Company’s failure to determine that it was in technical default of a loan agreement during the three month period ended December 31, 2004, (as described in Note 5 to the Financial Statements in Item 1 of Part 1 and Management’s Discussion and Analysis in Item 2 of Part 1 above) constitutes a material weakness in our internal control over financial reporting. A material weakness, as defined by the Public Company Accounting Oversight Board, is a reportable condition in which the design or operation of one or more elements of the internal control structure does not sufficiently reduce the risk of material errors and irregularities occurring and not being timely detected.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report, except as noted below.

Our previous independent accountants noted a significant deficiency in the design or operation of the Company’s internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. Specifically, it was noted the Company did not have a documented process in place for its financial closing and reporting process and for research and conclusions on unusual transactions. It also appeared to our previous independent accountants that detailed reviews of significant balance sheet accounts by individuals independent of the preparer and supporting analyses were not performed.

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

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Archon preferred stock during the six months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2004:
October 1, 2004 through October 31, 2004	0	$0.00	879,357	$1,094,136

November 2004:
November 1, 2004 through November 30, 2004	202	$2.65	879,559	$1,093,601

December 2004:
December 1, 2004 through December 31, 2004	0	$0.00	879,559	$1,093,601

January 2005:
January 1, 2005 through January 31, 2005	0	$0.00	879,559	$1,093,601

February 2005:
February 1, 2005 through February 29, 2005	0	$0.00	879,559	$1,093,601

March 2005:
March 1, 2005 through March 31, 2005	0	$0.00	879,559	$1,093,601

All shares of preferred stock were purchased pursuant to a $2,500,000 stock repurchase program which was previously approved by our Board of Directors. Funds are available until expended or until the program is suspended by the Chief Executive Officer or by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

The Company has outstanding Preferred Stock. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 16% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of March 31, 2005, the aggregate liquidation preference of the Preferred Stock was approximately $20.0 million, or $4.41 per share.

The Company has a financial covenant related to its outstanding long-term debt with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties. At March 31, 2005, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. The Company has received a waiver of default from the lender through March 31, 2005 and plans to amend or restructure this covenant with the lender. Management believes it is not the intention of the lender to declare a default relative to this covenant. However, as the waiver ends on March 31, 2005, the Company has included all amounts owing under the debt agreement (approximately $12.3 million) at March 31, 2005 in the current portion of long-term debt in the Company’s condensed consolidated financial statements. The balance sheet at September 30, 2004 was restated to reflect the reclassification of the $12.3 million note. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

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

Date: May 13, 2005