Form 10-Q
period 2005-06-30
ARCHON CORP
filed 2005-08-15
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

6,235,931 as of August 12, 2005

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2005	September 30, 2004 (restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,374,785	$3,442,418
Investment in marketable securities	6,964,681	5,398,441
Accounts receivable, net	167,734	3,286,668
Inventories	311,709	294,162
Prepaid expenses and other	923,119	805,578

Total current assets	10,742,028	13,227,267
Land held for development	21,504,400	21,504,400
Property held for investment, net	131,329,485	133,708,401
Property and equipment, net	29,306,199	31,162,313
Other assets	7,134,735	7,329,354

Total assets	$200,016,847	$206,931,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30, 2005	September 30, 2004 (restated)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,961,256	$2,138,077
Interest payable	267,793	1,939,750
Accrued and other liabilities	3,464,675	3,220,391
Current portion of debt	13,639,439	13,475,761
Current portion of non-recourse debt	1,848,627	30,057,775

Total current liabilities	21,181,790	50,831,754
Debt – less current portion	602,925	1,127,915
Non-recourse debt – less current portion	79,518,114	80,929,404
Deferred income taxes	27,707,769	29,748,077
Other liabilities	48,763,380	21,902,820
Stockholders’ equity	22,242,869	22,391,765

Total liabilities and stockholders’ equity	$200,016,847	$206,931,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004 (restated)	2005	2004 (restated)
Revenues:
Casino	$5,847,066	$6,291,626	$18,416,771	$21,790,344
Hotel	835,180	863,817	2,070,709	2,329,853
Food and beverage	1,773,059	2,069,398	5,312,827	6,621,185
Investment properties	3,100,562	3,100,562	9,301,685	9,301,685
Other	689,905	546,511	2,350,595	1,714,000

Gross revenues	12,245,772	12,871,914	37,452,587	41,757,067
Less casino promotional allowances	(1,271,847)	(1,793,528)	(4,261,096)	(6,135,396)

Net operating revenues	10,973,925	11,078,386	33,191,491	35,621,671

Operating expenses:
Casino	3,019,882	3,593,437	9,754,778	11,975,878
Hotel	302,876	203,024	767,799	489,037
Food and beverage	1,138,521	1,254,011	3,194,426	3,315,770
Other	332,554	280,168	837,662	872,105
Stock-based compensation	3,746,763	—	3,929,634	—
Selling, general and administrative	875,906	975,623	2,642,556	3,441,580
Corporate	888,374	911,686	2,907,841	2,519,399
Utilities and property	1,110,484	1,283,840	3,408,472	3,818,683
Depreciation and amortization	1,445,583	1,329,918	4,411,162	4,206,416

Total operating expenses	12,860,943	9,831,707	31,854,330	30,638,868

Operating income (loss)	(1,887,018)	1,246,679	1,337,161	4,982,803
Interest expense	(3,094,507)	(2,746,285)	(8,836,837)	(9,925,848)
Loss on sale/disposal of assets	—	—	(244,648)	—
Interest income	70,794	277,204	219,071	779,283
Other income	303,530	—	965,362	—

Loss before income tax benefit	(4,607,201)	(1,222,402)	(6,559,891)	(4,163,762)
Federal income tax benefit	1,612,520	415,617	2,295,962	1,415,679

Net loss	(2,994,681)	(806,785)	(4,263,929)	(2,748,083)
Dividends accrued on preferred shares	(366,603)	(381,251)	(1,140,453)	(1,169,538)

Net loss applicable to common shares	$(3,361,284)	$(1,188,036)	$(5,404,382)	$(3,917,621)

Average common shares outstanding	6,234,616	6,221,431	6,226,684	6,221,431

Average common and common equivalent shares outstanding	6,234,616	6,221,431	6,226,684	6,221,431

Loss per common share:
Basic	$(0.54)	$(0.19)	$(0.87)	$(0.63)

Diluted	$(0.54)	$(0.19)	$(0.87)	$(0.63)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended June 30, 2005

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, October 1, 2004	$62,214	$9,673,553	$54,582,364	$(42,830,615)	$992,023	$(87,774)	$22,391,765
Net loss	—	—	—	(4,263,929)	—	—	(4,263,929)
Common stock options exercised	145	—	19,275	—	—	—	19,420
Stock-based compensation expense	—	—	3,929,634	—	—	—	3,929,634
Preferred stock purchased and retired	—	(169,774)	(139,034)	—	—	—	(308,808)
Unrealized gain on marketable securities	—	—	—	—	474,787	—	474,787

Balances, June 30, 2005	$62,359	$9,503,779	$58,392,239	$(47,094,544)	$1,466,810	$(87,774)	$22,242,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Cash flows provided by operations before changes in operating assets and liabilities:	$4,842,733	$2,050,590
Changes in assets and liabilities:
Accounts receivable, net	3,118,934	3,012,504
Inventories	(17,547)	(57,768)
Prepaid expenses and other	(117,540)	(344,658)
Deferred income taxes	(2,295,962)	(1,227,690)
Other assets	(326,599)	(640,825)
Accounts payable	(176,821)	(58,384)
Interest payable	(1,671,957)	(1,972,065)
Accrued and other liabilities	(39,158)	(135,493)
Other liabilities	27,144,002	3,990,092

Net cash provided by operating activities	30,460,085	4,616,303

Cash flows from investing activities:
Decrease in restricted cash	—	13,898,971
Capital expenditures	(420,781)	(791,807)
Marketable securities purchased	(898,838)	(225,328)
Marketable securities sold	63,039	2,871,330

Net cash provided by (used in) investing activities	(1,256,580)	15,753,166

Cash flows from financing activities:
Proceeds from debt	1,164,187	18,565,751
Paid on debt and obligation under lease	(31,145,937)	(44,987,109)
Note receivable	—	4,884,301
Stock options exercised	19,420	—
Stock subscription paid	—	73,743
Preferred stock acquired	(308,808)	(175,056)

Net cash used in financing activities	(30,271,138)	(21,638,370)

Decrease in cash and cash equivalents	(1,067,633)	(1,268,901)
Cash and cash equivalents, beginning of period	3,442,418	5,852,354

Cash and cash equivalents, end of period	$2,374,785	$4,583,453

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

Earnings Per Share. The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “ Earnings Per Share “ (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 800,000 were not included in diluted calculations during the nine months and quarter ended June 30, 2005 and dilutive stock options of approximately 500,000 were not included in diluted calculations during the similar periods in 2004 as the Company incurred a net loss during these periods and the effect would be antidilutive.

Accounting for Stock-Based Compensation. The Company had a Key Employee Stock Option Plan (the “Stock Option Plan”), which ceased granting options in 2003. In July 2005, shareholders approved the reinstatement and an amendment to the Stock Option Plan which will allow the plan to be reinstated until 2013. The Company accounts for the Stock Option Plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related Interpretations.

During the fiscal third quarter 2005, certain stock options were granted by the compensation committee of the Company’s board of directors to Christopher Lowden, David Lowden and Paul Lowden. Each individual received a grant of 150,000 stock options (Paul Lowden, however, notified the compensation committee in May

2005 that he was forfeiting the award that was to be granted to him). The options were granted in April 2005 and included terms of immediate vesting and were intended to be issued with an exercise price of $1.00 per share. However, the Compensation Committee (as per the Form 8-K on this topic), decided in June 2005 that the option grants in April 2005 were to be granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The Company recognized stock-based compensation associated with the issuance of the stock options of approximately $2.4 million representing the difference in the Company’s common stock price between the date of grant and the measurement date of the options. Additionally, the compensation committee approved an extension of other previously issued stock options which otherwise would have expired. A charge of approximately $1.5 million related to this extension of stock options was recorded. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common shares	$(3,361)	$(1,188)	$(5,404)	$(3,918)
Add: Compensation cost recorded on the condensed consolidated statements of operations, net of related tax effects	2,435	—	2,554	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,928)	—	(4,047)	—

Pro forma net loss applicable to common shares	$(4,854)	$(1,188)	$(6,897)	$(3,918)

Loss per share:
Basic and diluted - as reported	$(0.54)	$(0.19)	$(0.87)	$(0.63)

Basic and diluted - pro forma	$(0.78)	$(0.19)	$(1.11)	$(0.63)

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

Preferred Stock. The Company accounts for its purchases of its preferred stock as if the preferred stock has been retired. However, the Company has not formally retired the stock and it does not have current plans to resell the shares it has repurchased.

Recently Issued Accounting Standards:

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

SFAS 123(R). In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment , replacing SFAS No. 123, Accounting for Stock-Based Compensation, and superseding APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires recognition of share-based compensation in the financial statements. SFAS No. 123(R) is effective as of the first annual reporting period that begins after June 15, 2005 and will be adopted by the Company in the fourth quarter of fiscal 2006. The Company will continue to evaluate its compensation practices, as well as other available valuation models, for valuing stock options. The Company anticipates no material impact on its results of operations or financial position as a result of adopting this statement.

SFAS 151. In November 2004, the FASB issued SFAS No. 151, Inventory Costs, amending ARB 43 Chapter 4, Inventory Pricing. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight and handling costs, and wasted material (spoilage). SFAS 151 introduces the concept of “normal capacity” requiring allocation of fixed production overheads to inventory based upon normal capacity of production facilities. Unallocated overhead costs must be expensed in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company anticipates no material impact on its results of operations or financial position as a result of adopting this statement.

SFAS 153. In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, amending APB No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and will be adopted by the Company in the fourth quarter of fiscal 2005. The Company anticipates no material impact on its results of operations or financial position as a result of adopting this statement.

Reclassifications. Certain reclassifications have been made in prior year’s condensed consolidated financial statements to conform to the presentations used in fiscal 2005.

2.	Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three and nine months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net (loss)	$(2,995)	$(807)	$(4,264)	$(2,748)
Unrealized gain/(loss) on marketable securities	(193)	(8)	475	595

Comprehensive loss	$(3,188)	$(815)	$(3,789)	$(2,153)

3.	Other Assets

Included in “Other Assets” at June 30, 2005 and September 30, 2004 are unamortized loan issue costs and deferred rents of approximately $4.8 million which were incurred when the Company acquired certain rental property and debt instruments. The unamortized loan issue costs are being amortized on a straight-line basis, which closely approximates the effective interest method, over the loan period, and the deferred rents are being amortized using the straight-line method over the remaining lease periods.

Also included in “Other Assets” at June 30, 2005 and September 30, 2004 are approximately $0.4 million of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Miscellaneous investments in key man life insurance policies and unconsolidated entities are also included in Other Assets and total approximately $1.6 million and $1.5 million at June 30, 2005 and September 30, 2004, respectively.

4.	Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through June 30, 2005, the Company had expensed approximately $0.25 million for commercial development of the technology, although none had been expensed in the nine months ended June 30, 2005.

See Note 3 for information regarding transactions between the Company and J & J Mortgage.

5.	Debt

The Company has a financial covenant related to its outstanding long-term debt with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties. At June 30, 2005, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. Management, based on conversations with bank personnel, believes it is not the intention of the lender to declare a default relative to this covenant. Because of the technical default, the Company has included all amounts owing under the debt agreement (approximately $12.2 million at June 30, 2005) in the current portion of long-term debt in the Company’s condensed consolidated financial statements. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

6.	Federal Income Tax

The Company recorded a federal income tax benefit, based on statutory rates, of $1.6 million for the quarter ended June 30, 2005 and $0.4 million for the quarter ended June 30, 2004. For the nine months ended June 30, 2005, the Company recorded federal income tax benefits, based on statutory rates, of $2.3 million and $1.4 million for the nine months ended June 30, 2004. The Company has recorded deferred tax assets related to net operating assets, as the Company is able to offset its assets generated from operating losses with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets, which would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, the valuation allowance would need to be recorded and would impact the Company’s future results of operations.

7.	Lease Retirement

On December 29, 2003, the Company exercised an early purchase option to acquire leases related to PHI from a third party. The Company paid approximately $35.6 million in exercising its option to retire certain lease obligations of approximately $37.0 million. Proceeds from debt of approximately $18.0 million as well as a use of marketable securities, restricted cash and cash from collections on certain receivables financed this acquisition. Previous agreements, covenants and restrictions on the use of cash related to the lease agreements are no longer applicable. The $18.0 million debt instrument is secured by land held for development by the Company, as well as a personal guaranty from the Company’s Chief Executive Officer and Chairman of the Board and requires monthly principal and interest payments of approximately $0.12 million with a balloon payment of approximately $11.3 million in December 2006. The debt bears interest at a variable rate (approximately 7.0% at June 30, 2005).

8.	Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the nine-month periods ended June 30, 2005 and 2004 is presented below:

	2005	2004
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$9,988	$11,379

Cash paid during the period for income taxes	$—	$—

Investing and financing activities:
Long-term debt incurred in connection with the acquisition of machinery and equipment	$—	$267

Negative amortization of obligation under lease	$—	$345

Reduction of property and equipment from the acquisition of capital leases	$—	$1,412

Unrealized gain on marketable securities	$475	$595

9.	Segment Information

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

Set forth below is the financial information for the segments in which the Company operates for the three-month and nine-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	2004 (restated)
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$7,574	$7,855

EBITDA:
Operating income / (loss)	$170	$(267)
Depreciation and amortization	609	491

EBITDA (1)	$779	$224

Interest expense	$333	$340

Interest and other income	$3	$2

Capital expenditures / transfers	$43	$105

Investment Properties:
Net operating revenues	$3,101	$3,101

EBITDA:
Operating income	$2,308	$2,308
Depreciation and amortization	793	793

EBITDA (1)	$3,101	$3,101

Interest expense	$2,796	$2,443

Interest and other income	$—	$—

Capital expenditures / transfers	$—	$—

Other and Eliminations:
Net operating revenues	$299	$122

EBITDA:
Operating loss	$(4,365)	$(794)
Depreciation and amortization	44	46

EBITDA (1)	$(4,321)	$(748)

Interest expense	$(34)	$(37)

Interest and other income	$371	$275

Capital expenditures / transfers	$79	$17

Total:
Net operating revenues	$10,974	$11,078

EBITDA:
Operating income (loss)	$(1,887)	$1,247
Depreciation and amortization	1,446	1,330

EBITDA (1)	$(441)	$2,577

Interest expense	$3,095	$2,746

Interest and other income	$374	$277

Capital expenditures / transfers	$122	$122

	Nine Months Ended June 30,
	2005	2004 (restated)
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$22,607	$25,302

EBITDA:
Operating income	$18	$665
Depreciation and amortization	1,886	1,571

EBITDA (1)	$1,904	$2,236

Interest expense	$950	$1,960

Interest and other income	$8	$15

Capital expenditures / transfers	$141	$2,473

Identifiable assets (2)	$32,705	$36,224

Investment Properties:
Net operating revenues	$9,302	$9,302

EBITDA:
Operating income	$6,923	$6,923
Depreciation and amortization	2,379	2,379

EBITDA (1)	$9,302	$9,302

Interest expense	$7,995	$8,004

Interest and other income	$1	$—

Capital expenditures / transfers	$—	$—

Identifiable assets (2)	$135,890	$139,123

Other and Eliminations:
Net operating revenues	$1,282	$1,018

EBITDA:
Operating loss	$(5,604)	$(2,605)
Depreciation and amortization	146	256

EBITDA (1)	$(5,458)	$(2,349)

Interest expense	$(108)	$(38)

Interest and other income	$1,175	$764

Capital expenditures / transfers	$280	$(1,704)

Identifiable assets (2)	$31,422	$32,816

Total:
Net operating revenues	$33,191	$35,622

EBITDA:
Operating income	$1,337	$4,983
Depreciation and amortization	4,411	4,206

EBITDA (1)	$5,748	$9,189

Interest expense	$8,837	$9,926

Interest and other income	$1,184	$779

Capital expenditures / transfers	$421	$769

Identifiable assets (2)	$200,017	$208,163

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.

(2)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel & Gambling Hall (the “Pioneer”). It also owns land in Las Vegas, Nevada on the Las Vegas Strip that it may sell or develop in the future (the “Strip Property”).

The Company’s property in Laughlin, Nevada has experienced a decrease of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth and expansion of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain or achieve profitability. Management believes Laughlin has now become a mature market with marginal, if any, growth forecasted for the next few years based on its current plans. Management also believes it will be necessary to make certain capital improvements to maintain its existing customer base and remain competitive in its market as evidenced by an approximate $1.0 million refurbishment to its primary restaurant facilities in late 2003.

The Company also owns two investment properties. These investment properties do not contribute significant profitability or net cash flow to the Company.

Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, but believes the opportunity to sell or develop its Las Vegas strip property could greatly enhance the Company’s ability to generate future profitability.

During the nine months ended June 30, 2005 and 2004, the Company incurred a net loss applicable to common shareholders of approximately $5.4 million and $3.9 million, respectively. This occurred as a result of decreased revenues and the incurrence of $3.9 million of stock-based compensation cost associated with issuance of stock options and extension of previously granted options. Management believes the decrease in revenue occurred due to competitive marketing strategies used by competitors to attract some of the Company’s local market share. The decrease in revenue was partially offset by decreased costs and expenses. Management believes marketing strategies used in the second half of calendar 2004 were unsuccessful and may have contributed to the decline in overall revenues. Management believes recent management and marketing changes may recapture some or all of the revenue decrease experienced in the nine-month period ended June 30, 2005. Management is aggressively pursuing additional strategies to regain market share but can give no assurance that this will occur. The 2005 period also includes a significant reduction in interest expense compared to the 2004 period as certain lease obligations were retired in late December 2003 and were replaced with less debt at a significantly lower cost.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts. The Company allows for an estimated amount of receivables that may not be collected. The Company estimates our allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

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

Income Taxes. The Company has recorded deferred tax assets related to net operating assets as the Company is able to offset its assets generated from operating losses with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, a valuation allowance would need to be recorded and would impact the Company’s future results of operations.

Results of Operations – Nine Months Ended June 30, 2005 and 2004

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the nine months ended June 30, 2005 were $33.2 million, a $2.4 million, or 6.8%, decrease from $35.6 million for the nine months ended June 30, 2004. Income from the investment properties was $9.3 million in each of the nine months ended June 30, 2005 and 2004. Net revenues decreased $2.7 million to $22.6 million at the Pioneer Hotel and Gambling Hall (the “Pioneer”) for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003 and closed on December 31, 2003, had net revenues of approximately $0 and $0.4 million during the nine months ended June 30, 2005 and 2004, respectively. Sahara Las Vegas Corp (“SLVC”) had net revenues of approximately $1.1 million and $0.4 million during the nine months ended June 30, 2005 and 2004, respectively.

Operating Expenses. Total operating expenses increased approximately $1.2 million, or 4.0%, to $31.9 million for the nine months ended June 30, 2005 from $30.6 million for the nine months ended June 30, 2004. Total operating expenses as a percentage of revenue increased to 96.0% in the current year period from 86.0% in the prior year period. Operating expenses decreased by $2.0 million, or 8.3%, at the Pioneer, due primarily to employee headcount reductions throughout 2004, and increased by $4.1 million in general corporate and other expenses. The increase in corporate expenses was primarily due to increased compensation expense from stock option transactions. ASMC had operating expenses of $0 and $0.8 million for the nine months ended June 30, 2005 and 2004, respectively.

Operating Income (Loss). Consolidated operating income was $1.3 million and $5.0 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Operating income of $6.9 million for each of the nine-month periods ended June 30, 2005 and 2004 is attributable to the investment properties. Operating income decreased by $0.6 million at the Pioneer to an operating income of less than $0.1 million. The operating losses at corporate and SLVC totaled approximately $5.6 million for the nine months ended June 30, 2005, an increased loss of approximately $3.4 million from the prior year period. ASMC also had an operating loss of $0 and $0.4 million during the nine months ended June 30, 2005 and 2004, respectively.

Interest Expense. Consolidated interest expense for the nine months ended June 30, 2005 was $8.8 million, a $1.1 million decrease compared to $9.9 million for the nine months ended June 30, 2004. The decrease was primarily due (i) to the retirement of certain lease obligations at the Pioneer and the replacement thereof with lower cost debt during the nine months ended June 30, 2004, and (ii) to reduced amounts of non-recourse debt in the 2005 period.

Interest and Other Income. Consolidated interest and other income for the nine months ended June 30, 2005, was $1.2 million, a $0.4 million increase compared to $0.8 million for the nine months ended June 30, 2004, due principally to a sale of certain utility rights for approximately $0.3 million in the 2005 period.

Loss on Sale/Disposal of Assets. During the nine months ended June 30, 2005, the Company disposed of certain older slot machines no longer deemed useful and incurred a loss with the disposal of approximately $0.2 million. No such charges were incurred in the 2004 period.

Loss Before Income Tax. Consolidated loss before income tax for the nine months ended June 30, 2005 was $6.6 million, a $2.4 million increase compared to $4.2 million for the nine months ended June 30, 2004.

Federal Income Tax. The Company recorded a federal income tax benefit of $2.3 million for the nine months ended June 30, 2005 and $1.4 million for the nine months ended June 30, 2004, based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion to redeem its preferred stock. However, dividends of approximately $1.1 million for the nine-month period ended June 30, 2005 and $1.2 million for the nine-month period ended June 30, 2004 were accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $5.4 million, or $0.87 per common share, for the nine months ended June 30, 2005 compared to net loss attributable to common shares of $3.9 million, or $0.63 per common share, for the nine months ended June 30, 2004.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $2.7 million, or 10.7%, to $22.6 million in the nine months ended June 30, 2005 from $25.3 million in the nine months ended June 30, 2004.

Casino revenues decreased $3.0 million, or 14.1%, to $18.4 million in the nine months ended June 30, 2005 from $21.4 million in the nine months ended June 30, 2004. Slot and video poker revenues decreased $2.2 million, or 11.5%, to $16.6 million in the nine months ended June 30, 2005 from $18.8 million in the nine months ended June 30, 2004. Management believes this decrease was a result of the loss of market share to other casino properties in the 2005 period. Other gaming revenues, including table games, decreased $0.8 million, or 32.1%, to $1.8 million in the nine months ended June 30, 2005 from $2.6 million in the nine months ended June 30, 2004. Casino promotional allowances decreased $1.8 million, or 30.1%, to $4.3 million in the nine months ended June 30, 2005 from $6.1 million in the nine months ended June 30, 2004 primarily due to the aforementioned decline in slot, video poker and other gaming revenues.

Hotel revenues decreased approximately $0.3 million, or 11.1%, to approximately $2.1 million for the nine months ended June 30, 2005 from approximately $2.3 million for the nine months ended June 30, 2004, caused by a decrease in occupancy rate to 57.3% from 70.3%, which was due to the decrease in casino promotional allowances. Food and beverage revenues decreased $1.2 million, or 18.9%, to $5.3 million for the nine months ended June 30, 2005 compared to $6.5 million in the nine months ended June 30, 2004, primarily due to the decrease in casino promotional allowances. Other revenues were unchanged at $1.1 million for the nine months ended June 30, 2005 and 2004.

Operating Expenses. Operating expenses decreased $2.0 million, or 8.3%, to $22.6 million in the nine months ended June 30, 2005 from $24.6 million in the nine months ended June 30, 2004. Operating expenses as a percentage of revenue increased to 99.9% in the current year period from 97.4% in the prior year period.

Casino expenses decreased $1.9 million, or 16.4%, to $9.8 million in the nine months ended June 30, 2005 from $11.7 million in the nine months ended June 30, 2004, primarily due to the decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues decreased to 53.0% in the current year period from 54.4% in the prior year period.

Hotel expenses increased $0.3 million, or 57.0%, to $0.8 million in the nine months ended June 30, 2005 from $0.5 million in the nine months ended June 30, 2004. Due to the decrease in casino promotional allowances, the hotel department received a $0.4 million decreased expense transfer to the casino department. Food and beverage expenses were $3.2 million in the nine months ended June 30, 2005 compared to $3.3 million in the nine months ended June 30, 2004. Due to the decrease in casino promotional allowances, the food and beverage department received a $1.1 million decreased expense transfer to the casino department. Food and beverage expenses as a percentage of food and beverage revenues increased to 60.1% in the current year period from 49.4% in the prior year period. Other expenses were $0.8 million for the nine months ended June 30, 2005 and June 30, 2004.

Selling, general and administrative expenses decreased approximately $0.3 million, or 7.5%, to $3.4 million for the nine months ended June 30, 2005 from $3.6 million for the nine months ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenues increased to 14.9% in the current year period from 14.4% in the prior year period. Utilities and property expenses decreased $0.4 million, or 11.9%, to $2.8 million in the nine months ended June 30, 2005 from $3.2 million in the nine months ended June 30, 2004, due to a decrease in rent expense. Utilities and property expenses as a percentage of revenues decreased to 12.5% in the current year period from 12.6% in the prior year period. Depreciation and amortization expenses increased $0.3 million, or 20.0%, to $1.9 million in the nine months ended June 30, 2005 from $1.6 million in the nine months ended June 30, 2004.

Results of Operations – Three Months Ended June 30, 2005 and 2004

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended June 30, 2005 were $11.0 million, a $0.1 million, or 0.9%, decrease from $11.1 million for the quarter ended June 30, 2004. Income from the investment properties was $3.1 million in each of the quarters ended June 30, 2005 and 2004. Revenues decreased $0.3 million, or 3.6%, at the Pioneer. SLVC had net revenues of approximately $0.3 million and $0.1 million during the three months ended June 30, 2005 and 2004, respectively.

Operating Expenses. Total operating expenses increased approximately $3.0 million, or 30.8%, to $12.9 million for the quarter ended June 30, 2005 from $9.8 million for the quarter ended June 30, 2004. Total operating expenses as a percentage of revenue increased to 117.2% for the current year quarter from 88.7% for the prior year quarter. Operating expenses decreased by $0.7 million, or 8.8%, at the Pioneer due primarily to employee headcount reductions throughout the 2004 and 2005 periods. and increased by $3.7 million at corporate and SLVC due primarily to increased compensation expense from stock option transactions.

Operating Income (Loss). Condensed consolidated operating loss for the quarter ended June 30, 2005 was $1.9 million, a change of $3.1 million from condensed consolidated operating income of $1.2 million for the quarter ended June 30, 2004. Operating income of $2.3 million for each of the three-month periods ended June 30, 2005 and 2004 is attributable to the investment properties. Operating income increased by $0.4 million at the Pioneer to $0.2 million and decreased by $3.6 million at corporate and SLVC.

Interest Expense. Consolidated interest expense for the three months ended June 30, 2005 was $3.1 million, an approximately $0.3 million increase compared to $2.7 million for the three months ended June 30, 2004.

Interest and Other Income. Consolidated interest and other income for the three months ended June 30, 2005, was $0.4 million, a $0.1 million increase compared to $0.3 million for the three months ended June 30, 2004, due principally to a gain on sales of certain securities of approximately $0.1 million in the 2005 period.

Loss Before Income Tax. Consolidated loss before income tax for the quarter ended June 30, 2005 was $4.6 million, approximately a $3.4 million increased loss compared to $1.2 million for the quarter ended June 30, 2004.

Federal Income Tax. The Company recorded a federal income tax benefit of $1.6 million for the quarter ended June 30, 2005 compared to $0.4 million benefit for the quarter ended June 30, 2004 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion to redeem its preferred stock. However, dividends of approximately $0.4 million for each of the three-month periods ended June 30, 2005 and 2004 were accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $3.4 million, or $0.54 per common share, for the quarter ended June 30, 2005 compared to net loss attributable to common shares of $1.2 million, or $0.19 per common share, for the quarter ended June 30, 2004.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $0.3 million, or 3.6%, to $7.6 million in the three months ended June 30, 2005 from $7.9 million in the three months ended June 30, 2004.

Casino revenues decreased approximately $0.4 million, or 7.1%, to $5.8 million in the three months ended June 30, 2005 from $6.3 million in the three months ended June 30, 2004. Slot and video poker revenues decreased approximately $ 0.2 million, or 4.1%, to $5.2 million in the three months ended June 30, 2005 from $5.5 million in the three months ended June 30, 2004. Management believes this decrease was a result of the loss of market share to other casino properties in the 2005 period. Other gaming revenues, including table games, decreased $0.2 million, or 26.3%, to $0.6 million in the three months ended June 30, 2005 from $0.8 million in the three months ended June 30, 2004. Casino promotional allowances decreased $0.5 million, or 29.1%, to $1.3 million in the three months ended June 30, 2005 from $1.8 million in the three months ended June 30, 2004 primarily due to the aforementioned decline in slot and video poker revenues.

Hotel revenues were relatively unchanged at $0.8 million for the three months ended June 30, 2005. A decrease in occupancy rate to 57.7% from 71.1%, which was due to the decrease in casino promotional allowances, was offset by an increase in cash revenues and an increase in the average room rate. Food and beverage revenues decreased $0.3 million, or 14.3%, to $1.8 million for the three months ended June 30, 2005 compared to $2.1 million in the three months ended June 30, 2004, primarily due to the decrease in casino promotional allowances. Other revenues were unchanged at $0.4 million for the three months ended June 30, 2005 and 2004.

Operating Expenses. Operating expenses decreased $0.7 million, or 8.8%, to $7.4 million in the three months ended June 30, 2005 from $8.1 million in the three months ended June 30, 2004. Operating expenses as a percentage of revenue decreased to 97.8% in the current year period from 103.4% in the prior year period.

Casino expenses decreased $0.6 million, or 16.0%, to $3.0 million in the three months ended June 30, 2005 from $3.6 million in the three months ended June 30, 2004, primarily due to the decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues decreased to 51.6% in the current year period from 57.1% in the prior year period.

Hotel expenses increased $0.1 million, or 49.2%, to $0.3 million in the three months ended June 30, 2005 from $0.2 million in the three months ended June 30, 2004. Due to the decrease in casino promotional allowances, the hotel department received a $0.1 million smaller expense transfer to the casino department. Food and beverage expenses decreased approximately $0.1 million, or 9.2%, to $1.1 million in the three months ended June 30, 2005 from $1.3 million in the three months ended June 30, 2004. Due to the decrease in casino promotional allowances, the food and beverage department received a $0.3 million smaller expense transfer to the casino department. Food and beverage expenses as a percentage of food and beverage revenues increased to 64.2% in the current year period from 60.6% in the prior year period. Other expenses were $0.3 million for the three months ended June 30, 2005 and June 30, 2004. Other expenses as a percentage of other revenues increased to 83.3% in the current year period from 63.6% in the prior year period.

Selling, general and administrative expenses decreased $0.1 million, or 9.9%, to $1.1 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. Selling, general and administrative expenses as a percentage of revenues decreased to 14.5% in the current year period compared to 15.6% in the prior year period. Utilities and property expenses decreased $0.2 million, or 16.7%, to $0.9 million in the three months ended June 30, 2005 from $1.1 million in the three months ended June 30, 2004, mainly due to a decrease in rent expense. Utilities and property expenses as a percentage of revenues decreased to 12.0% in the current year period from 13.9% in the prior year period. Depreciation and amortization expenses increased $0.1 million, or 24.2%, to $0.6 million in the three months ended June 30, 2005 from $0.5 million in the three months ended June 30, 2004.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of June 30, 2005 (for the three-month period ending September 30, 2005 and for the fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010, and 2011 and thereafter.)

	Payments Due By Periods (1)						2011 and Thereafter	Total
	2005	2006	2007	2008	2009	2010
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$437	$1,915	$2,195	$2,490	$2,828	$3,186	$37,116	$50,167
Sovereign	0	0	0	0	0	0	31,199	31,199
Debt:
Building	18	80	14	0	0	0	0	112
Equipment	187	603	415	53	0	0	0	1,258
Mortgage obligation	12,198	0	0	0	0	0	0	12,198
Other	674	0	0	0	0	0	0	674
Operating leases:
Ground lease	76	302	302	302	302	302	20,648	22,234
Corp. offices	39	100	22	0	0	0	0	161

Total	$13,629	$3,000	$2,948	$2,845	$3,130	$3,488	$88,963	$118,003

(1)	Expected cash interest payments are $1.1 million, $8.2 million, $7.4 million, $7.0 million, $6.8 million, $6.6 million and $46.3 million for the three months ending September 30, 2005, the fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010, and 2011 and thereafter, respectively.

The Company has no significant purchase commitments or obligations other than those included in the above schedule.

The Company has a financial covenant related to its outstanding long-term debt with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties, as defined. At June 30, 2005, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. Management believes it is not the intention of the lender to declare a default relative to this covenant. Because of the technical default, the Company has included all amounts owing under the debt agreement (approximately $12.2 million at June 30, 2005), in the current portion of long-term debt in the Company’s condensed consolidated financial statements. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

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

Liquidity. As of June 30, 2005 and September 30, 2004, the Company held cash and cash equivalents of $2.4 million and $3.4 million, respectively. The Company had $7.0 million in investments in marketable securities at June 30, 2005 compared to $5.4 million at September 30, 2004. Certain amounts of debt were reduced during the nine months ended June 30, 2004 by utilizing certain marketable securities and approximately $0.9 million of additional marketable securities were acquired during the nine months ended June 30, 2005 by incurring new debt of approximately $0.9 million. The investment properties are structured such that future tenants’ payments cover future required mortgage payments including balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $30.5 million for the nine months ended June 30, 2005 as compared to $4.6 million for the nine months ended June 30, 2004. This increase of approximately $26 million was primarily due to cash received from a significant rent receivable as required under the debt agreement of approximately $25.7 million on non-recourse debt obligations within the period.

Cash Flows from Investing Activities. Cash used in investing activities was $1.3 million for the nine months ended June 30, 2005, as compared to cash provided by investing activities of $15.8 million for the nine months ended June 30, 2004. The decrease was caused principally by the usage of restricted cash and marketable securities of approximately $16.5 million in the prior year period to acquire certain assets of the Pioneer. The restricted cash and marketable securities were used to fund, in part, the purchase of property subject to certain lease obligations as described below. During the nine months ended June 30, 2005, the Company used cash for capital expenditures and the acquisition of certain marketable securities.

Cash Used in Financing Activities. Cash used in financing activities was $30.3 million for the nine months ended June 30, 2005 as compared to $21.6 million for the nine months ended June 30, 2004. For the nine months ended June 30, 2005 and 2004, the Company repaid $31.1 million and $45.0 million, respectively, of debt and obligations under lease, including a significant principal payment of approximately $25.7 million in June 2005. For the nine months ended June 30, 2004, the Company received $4.9 million from a note receivable and $18.0 million of proceeds from a loan in order to acquire certain assets and retire lease obligations at the Pioneer.

The Company’s primary source of operating cash is from operations of the Pioneer and from interest income on available cash and cash equivalents and investments in marketable securities. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. Sahara Las Vegas Corp. (“SLVC”), an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a condominium developer. SLVC generates minimal cash from the lease agreement after payment of property taxes.

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

Payments of obligations under lease were $0 and $0.9 million for the nine months ended June 30, 2005 and 2004, respectively, and rent expense was approximately $0.2 million and $0.6 million for the nine months ended June 30, 2005 and 2004, respectively. Capital expenditures to maintain the facility in fiscal 2005 are expected to be less than $1.0 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16.0% per annum. In October 2003, the dividend rate increased to 16.0%. As of June 30, 2005, the aggregate liquidation preference of the preferred stock was approximately $19.6 million, or $4.41 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of August 12, 2005, the Company had purchased 966,800 shares of preferred stock for approximately $1.7 million under this program. During the nine months ended June 30, 2005, the Company purchased approximately 79,000 shares for approximately $0.3 million.

Recently Issued Accounting Standards

The Company keeps abreast of new generally accepted accounting principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards are noted in Note 1 of our Unaudited Condensed Consolidated Financial Statements.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt at June 30, 2005 of approximately $14.2 million, of which approximately $12.9 million bears interest at a variable rate (approximately 7.0% at June 30, 2005). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $129,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Archon preferred stock during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2005:
April 1, 2005 through April 30, 2005	0	$0.00	879,559	$1,093,601

May 2005:
May 1, 2005 through May 31, 2005	0	$0.00	879,559	$1,093,601

June 2005:
June 1, 2005 through June 30, 2005	79,132	$3.90	958,691	$785,328

All shares of preferred stock were purchased pursuant to a $2,500,000 stock repurchase program which was previously approved by our Board of Directors. Funds are available until expended or until the program is suspended by the Chief Executive Officer or by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 16% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of June 30, 2005, the aggregate liquidation preference of the Preferred Stock was approximately $19.6 million, or $4.41 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On June 22, 2005, the compensation committee of the Board of Directors of Archon Corporation met and determined that the stock option award granted to Christopher Lowden and David Lowden should be priced based on the closing market price of the Company’s common stock on April 18, 2005, the first business date following the grant of the stock option award.

Item 6.	Exhibits

a.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION,
Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden
Chairman of the Board and
Chief Executive Officer

By:	/s/ John M. Garner
John M. Garner,
Chief Financial Officer

Date: August 15, 2005