Form 10-K
period 2005-09-30
ARCHON CORP
filed 2006-01-06
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $28,500,000. The market value was computed by reference to the closing price of the common stock as of March 31, 2005.

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

6,235,931 as of January 5, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K).     YES  ☐    NO  ☒

ARCHON CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL

YEAR ENDED SEPTEMBER 30, 2005

i

PART I

Item 1. Business

General

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

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

Revenues. The primary source of revenues to the Company’s hotel-casino operations is gaming, which represented approximately 55.2%, 60.1% and 60.5% in 2005, 2004 and 2003, respectively, of total revenues. The Pioneer contributed 100% in fiscal 2005 to total gaming revenues and approximately 99% and 96% in fiscal 2004 and 2003, respectively. As of September 30, 2005 the Pioneer had approximately 772 slot machines, nine blackjack tables (“21”), one craps table, one roulette wheel and four other gaming tables. In addition, the Pioneer offers keno.

Market. The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California, retirees who reside in the Northeast and Midwest United States and Canada and travel to the Southwest United States during the winter months, and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rate at the Pioneer was approximately 57%, 70% and 77%, respectively, in fiscal years 2005, 2004 and 2003, respectively.

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

Management and Personnel

As of September 30, 2005, the Company employed 13 executive and administrative personnel and the Pioneer employed approximately 500 persons.

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

See also Item 2., “Properties.”

Land Held for Development

The Company owns, through Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operated. The lease was terminated September 30, 2004.

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

Archon’s Strip site was leased by an operator of a water-themed amusement park. The Company leased to a non-related third party a small portion of the site as a construction staging area for a neighboring development at least through February 2006.

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

Beneficial owners of more than 10% of the voting securities of a corporation or partner interests of a partnership registered with the Nevada Gaming Authorities that is “publicly traded” (a “Registered Entity”) must be found suitable by the Nevada Gaming Authorities, and any person who acquires more than 5% of the voting securities or partner interests, as the case may be, of a Registered Entity must report the acquisition to the Nevada Gaming Authorities in a filing similar to the beneficial ownership filings required by the Federal securities laws. Under certain circumstances an institutional investor, as such term is defined in the Nevada Gaming Control Act and the regulations of the Commission and Board (collectively, the “Nevada Gaming Regulations”), that acquires more than 10% of the Company’s voting securities may apply to the Commission for a waiver of such finding of suitability requirement. If the stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. Any beneficial owner of equity or debt securities of a Registered Entity (whether or not a controlling stockholder) may be required to be found suitable if the relevant Nevada Gaming Authorities have reason to believe that such ownership would be inconsistent with the declared policy of the State of Nevada. If the beneficial owner who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of its securities.

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

Item 2. Properties

The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. The Company previously leased the Pioneer under a lease that expired in December 2020, subject to two five-year options to extend the term. However, the Company exercised an early purchase option in December 2003 and no longer has a significant capital lease obligation at this property. See Item 1., “Business – Hotel and Casino Operations” for more detailed information regarding the Pioneer.

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

The Company owns approximately 27 acres of real property located on the Strip. See Item 1., Business - Land Held for Development.

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

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants filed numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. In June 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. In August 2002, the Ninth Circuit granted review. The briefing is complete, an oral hearing took place in January 2004. In September 2005, the federal district court granted the defendants motion for dismissal. On October 19, 2005, the plaintiffs appealed to the Ninth Circuit. The Company has not recorded a reserve under the provisions of SFAS No. 5 for this matter, as management does not believe that it is probable that a liability has been incurred

In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on July 1, 2005, common stockholders of record elected two directors, voted on a proposal to ratify the reinstatement and amendment of the Company’s 1993 Key Employee Stock Option Plan and voted on a proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm.

The Directors whose terms in office continued after the meeting are as follows:

Term Expires
Paul W. Lowden	2008
William J. Raggio	2008
John W. Delaney	2006
Suzanne Lowden	2007

There were 6,235,931 shares of Common Stock entitled to vote at the meeting. A total of 5,224,282 votes (83.8%) were represented at the meeting. The result of the vote taken on the election of Directors elected by the common stockholders to hold office until the 2008 Annual Meeting of Stockholders and until their successors are elected and have qualified is as follows:

	For	Withheld
Paul W. Lowden	4,907,198	317,084
William J. Raggio	4,907,455	316,827

Effective July 1, 2005, the proposal to ratify the reinstatement and amendment of the Company’s 1993 Key Employee Stock Option Plan was approved by the common shareholders as follows:

For	Against	Abstain	Broker Non-Vote
4,617,000	607,282	0	0

The result of the vote taken for ratification of the selection Ernest & Young LLP as the Company’s public accountants are as follows:

For	Against	Abstain	Broker Non-Vote
5,211,710	12,572	0	0

The special directors elected by the preferred stockholders whose term in office continued after the meeting are as follows:

Term Expires
Howard E. Foster	2006
Jay Parthemore	2007

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holders Matters

The Company’s common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHN”.

The closing price of the Common Stock on January 5, 2006 was $38.50 per share. The tables below set forth the high and low closing prices by quarter for the fiscal years ended September 30, 2005 and 2004 of the common stock, as reported by the OTCBB.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005:
High	$23.00	$20.05	$29.55	$49.00
Low	7.00	18.00	19.55	28.50

Fiscal 2004:
High	$7.00	$6.55	$6.60	$7.00
Low	2.58	4.55	4.60	5.20

The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 700 common stockholders of record as of January 5, 2006.

Item 6. Selected Financial Data

The table below sets forth a summary of selected financial data of the Company for the years ended September 30, 2005, 2004, 2003, 2002 and 2001:

	2005	2004 (Restated)	2003	2002	2001
	(dollars in thousands, except per share amounts)
Net operating revenues (1)	$43,688	$45,693	$46,161	$48,765	$48,003
Net income (loss), net of taxes (2)	(4,912)	(1,882)	(7,847)	(7,707)	89,182
Net income (loss) applicable to common shares	(6,423)	(3,444)	(9,374)	(9,262)	87,231
Net income (loss) per common share (2)	(1.03)	(0.55)	(1.51)	(1.50)	14.11
Total assets	199,638	206,932	237,390	242,086	249,485
Long-term debt, less current portion	79,499	82,057	148,698	153,029	157,667
Exchangeable redeemable preferred stock (3)	9,445	9,674	9,926	10,866	10,963

(1)	Net operating revenues for fiscal years 2001 through 2005 represent primarily operations at the Pioneer and revenues from investment properties.
(2)	Fiscal 2001 results include a $137.2 million gain relating to the SFHI Asset Sale and a $3.4 million gain from litigation settlement. In fiscal 2004 results, a gain of approximately $4.0 million is included principally from the sale of certain land previously owned by the Company.
(3)	The Company has not declared dividends on its preferred stock since fiscal 1996. Dividends of approximately $1.5 million, $1.6 million, $1.5 million, $1.6 million and $2.0 million for fiscal 2005, 2004, 2003, 2002 and 2001, respectively, have not been declared and are in arrears. Total accumulated preferred stock dividends in arrears for the five preceding years ended on September 30, 2005 are $10.8 million, $9.5 million, $8.2 million, $7.3 million and $5.8 million, respectively. The Company has repurchased and retired 985,932 shares of exchangeable redeemable preferred stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatements discussed in Note 18 to the consolidated financial statements.

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

Its property in Laughlin, Nevada has experienced a flattening and, to a certain extent, a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Management believes Laughlin has now become a mature market with marginal growth forecasted for the next few years based on its current plans.

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

Results of Operations – Fiscal 2005 Compared to Fiscal 2004

General

During fiscal 2005, the Company experienced a marginal decline in net operating revenues of 4%. However, due to appreciation in the market value of the Company’s common stock, the Company recorded a significant noncash compensation expense of approximately $3.9 million for stock options awarded in April 2005. This increase to operating expenses of the Company for fiscal 2005 was offset partially by certain reductions of costs primarily at the Pioneer and due to the closure of Duke’s Casino in December 2003 of approximately $3.5 million. Overall, the Company’s operating income declined in fiscal 2005 as compared to fiscal 2004 by approximately $2.4 million.

The Company does not anticipate significant changes to its operating results or recourse debt structure, apart from contractual obligations, in the near term. However, no assurances to such can be given.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2005 were $43.7 million, a $2.0 million, or 4%, decrease from $45.7 million for the year ended September 30, 2004. Income from investment properties was $12.4 million in each of the fiscal years. Net revenues decreased approximately $2.5 million to $29.7 million during fiscal 2005 at the Pioneer compared to $32.2 million for the 2004 fiscal year. Archon Sparks Management Company (“ASMC”), which began operating Duke’s Casino in February 2003, had revenues of $0.4 million in the 2004 fiscal year compared to $0 for the 2005 fiscal year.

In fiscal 2005, 68% of the Company’s net revenues were derived from the Pioneer and 28% from investment properties. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2005, approximately 81% of the Pioneer’s net revenues were derived from casino operations. Approximately 90% of gaming revenues at the Pioneer were derived from slot and video poker machines, while 8% of such revenues were from table games and 2% was from other gaming activities such as keno.

Operating Expenses. Total operating expenses increased approximately $0.4 million, or 1%, to $41.2 million for the year ended September 30, 2005 from $40.7 million for the year ended September 30, 2004. Total operating expenses as a percentage of net revenues increased to 94% for the year ended September 30, 2005 from 89% for the year ended September 30, 2004. The increase of approximately $0.4 million in operating expenses was principally the result of (i) a charge of approximately $3.9 million of stock-based compensation expense related to options granted in fiscal 2005, (ii) a decrease in operating expenses of approximately $2.2 million, or 7%, at the Pioneer, in fiscal 2005 and (iii) the inclusion in fiscal 2004 of approximately $0.7 million of operating expenses at Duke’s casino.

Operating Income. Consolidated operating income for the year ended September 30, 2005 was $2.5 million, a $2.4 million, or 49%, decrease from $5.0 million for the year ended September 30, 2004. Operating income decreased by $0.3 million at the Pioneer. ASMC had an operating loss of approximately $0.4 million for the fiscal year ended September 30, 2004.

Loss/Gain on Sale of Assets. The gain on sale of assets during fiscal 2004 of approximately $4.0 million represents primarily a gain from the sale of certain land held for development partially offset by a loss on disposal of assets by ASMC. During fiscal 2005, a loss on the disposal of assets of approximately $0.2 million was recorded for the disposal of certain slot equipment.

Interest Expense. Consolidated interest expense for the year ended September 30, 2005 was $11.1 million, a $1.8 million decrease compared to $12.9 million for the year ended September 30, 2004. Interest expense decreased $1.0 million at the Pioneer due to the purchase of the Pioneer assets of approximately $36 million in December 2003, and the resulting termination of capital leases, which bore interest at approximately 14%. The capital lease obligations of approximately $36 million were replaced by the acquisition of certain debt in December 2003 of approximately $18 million, bearing interest at prime plus 1%. Additionally, certain debt related to non-recourse obligations declined during fiscal 2005 and contributed to the decrease in interest expense.

Interest Income. Interest income for the year ended September 30, 2005 was $0.3 million, a decrease of $0.6 million from $0.9 million for the year ended September 30, 2004 due to a decrease in marketable equity securities in the 2005 and 2004 fiscal years. A significant portion of marketable securities was sold in December 2003, the proceeds of which were used for the purchase of the Pioneer assets.

Other Income. Other income was $1.0 million in fiscal 2005 and is comprised primarily of $0.1 million from net gains on sales of marketable securities and $0.9 million of income from other investments and other assets. In fiscal 2004, the Company reported $0.3 million of income from these sources.

Loss Before Income Tax. Consolidated loss before income tax for the year ended September 30, 2005 was $7.5 million, a $4.7 million decline compared to a consolidated loss before income taxes of $2.8 million for the year ended September 30, 2004. This decline is principally attributable to the aforementioned stock-based compensation charges offset, in part, by a decline in interest expense due to the retirement of certain obligations under capital leases and reduced debt outstanding.

Federal Income Tax. The Company recorded a federal income tax benefit of approximately $2.6 million (an approximate 35% effective tax rate) for the year ended September 30, 2005 compared to $0.9 million (an approximate 33% tax rate) for the year ended September 30, 2004.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $1.5 million and $1.6 million for fiscal years 2005 and 2004, respectively, accrued on the preferred stock for purposes of calculating net loss applicable to common shares. The dividend rate increased to its maximum rate of 16.0% effective October 1, 2003 from 15.5% beginning on April 1, 2003.

Net Loss. Consolidated net loss applicable to common shares was $6.4 million, or $1.03 per common share, for the year ended September 30, 2005 compared to net loss applicable to common shares of $3.4 million, or $0.55 per common share, for the year ended September 30, 2004.

Pioneer

General Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel and food/beverage revenues and expenses included in the Company’s consolidated statements of operations and are discussed separately below. There are other insignificant casino and food/beverage revenues and expenses in 2004 from ASMC which are not discussed separately below.

Net Operating Revenues. Net revenues at the Pioneer decreased $2.5 million, or approximately 8%, to $29.7 million for the year ended September 30, 2005 from $32.2 million for the year ended September 30, 2004.

Gross casino revenues decreased approximately $3.0 million, or 11%, to $24.1 million for the year ended September 30, 2005 from $27.1 million for the year ended September 30, 2004. Slot and video poker revenues decreased approximately $2.1 million, or 9%, to $21.7 million for the year ended September 30, 2005 from $23.9 million for the year ended September 30, 2004. Other gross gaming revenues, including table games, decreased approximately $0.9 million, or 27%, due primarily to decreased table game win. Management believes fewer table game casino and hotel patrons contributed to this decline. Casino promotional allowances decreased to approximately $5.6 million in fiscal year 2005 compared to $7.8 million for the year ended September 30, 2004 due to lower casino and hotel revenues from decreased patronage at the property.

Hotel revenues decreased approximately $0.3 million, or 11%, to approximately $2.8 million for the year ended September 30, 2005 from approximately $3.1 million in fiscal 2004, as a decrease in occupancy rate from 69.8% in 2004 to 57.1% in 2005 was partially offset by an increase in the average daily room rate of approximately 18%. Management believes its efforts to improve the quality and condition of many of its rooms through repairs attributed greatly to its ability to raise room rates. Food and beverage revenues decreased approximately $1.4 million, or 17%, to $6.9 million for the year ended September 30, 2005 from $8.3 million for the year ended September 30, 2004, primarily due to the decrease in casino promotional allowances and decreased patronage. Other revenues were unchanged at approximately $1.5 million.

Operating Expenses. Operating expenses decreased approximately $2.2 million, or 7%, to $30.3 million for the year ended September 30, 2005 from $32.5 million for the year ended September 30, 2004. Operating expenses as a percentage of net revenues increased to 102% in fiscal 2005 from 101% in fiscal 2004.

Casino expenses decreased approximately $1.8 million, or 12%, to $13.1 million for the year ended September 30, 2005 from $14.8 million for the year ended September 30, 2004, primarily related to reductions in casino promotional allowances. Casino expenses as a percentage of casino revenues decreased to 54% for the year ended September 30, 2005 from 55% for the year ended September 30, 2004.

Hotel expenses increased 0.4 million, or 56%, to $1.0 million for the year ended September 30, 2005 from $0.7 for the year ended September 30, 2004. Due to the decrease in casino promotional allowances, the hotel department received a $0.4 million decreased expense transfer to the casino department. Food and beverage expenses decreased approximately $0.2 million, or 4%, to $4.1 million in fiscal 2005 from $4.3 million in fiscal 2004. Food and beverage expenses as a percentage of food and beverage revenues increased to 60% for the year ended September 30, 2005 from 52% for the year ended September 30, 2004. Due to the decrease in casino promotional allowances, the food and beverage department received a $1.1 million decreased expense transfer to the casino department. Other expenses increased approximately $0.1 million, or 6%, to $1.2 million for the year ended September 30, 2005 compared to $1.1 million for the year ended September 30, 2004. Other expenses as a percentage of other revenues increased to 78% for the year ended September 30, 2005 from 75% for the year ended September 30, 2004.

Selling, general and administrative expenses decreased $0.3 million, or 7%, to $4.5 million for the year ended September 30, 2005 compared to $4.8 million for the year ended September 30, 2004, primarily due to reductions in payroll and outside services. Selling, general and administrative expenses as a percentage of revenues was unchanged at 15% for the years ended September 30, 2005 and 2004. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses decreased $0.4 million, or 9%, to $3.9 million for the year ended September 30, 2005 from $4.3 million for the year ended September 30, 2004, due to a decrease in rent expense. Utilities and property expenses as a percentage of revenues remained unchanged at 13% for the years ended September 30, 2005 and 2004.

Interest Expense. Interest expense decreased $1.0 million, or 44%, to $1.3 million for the year ended September 30, 2005 from $2.3 million for the year ended September 30, 2004, due to a decreased amount of debt outstanding in the 2005 period and the absence of certain capital lease obligations that were retired at December 29, 2003, which had effective interest rates of approximately 14%. These lease obligations, approximately $36 million, were replaced with debt of $18 million bearing interest at prime plus 1%.

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

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2004 were $45.7 million, a $0.5 million, or 1%, decrease from $46.2 million for the year ended September 30, 2003. Income from investment properties was $12.4 million in each of the fiscal years. Revenues increased approximately $0.3 million to $32.2 million during fiscal 2004 at the Pioneer compared to $31.9 million for the 2003 fiscal year. ASMC, which began operating Duke’s Casino in February 2003, had revenues of $0.4 million in the 2004 fiscal year compared to $1.3 million for the 2003 fiscal year.

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

Operating Expenses. Total operating expenses decreased approximately $2.5 million, or 6%, to $40.7 million for the year ended September 30, 2004 from $43.2 million for the year ended September 30, 2003. Total operating expenses as a percentage of net revenues decreased to 89% for the year ended September 30, 2004 from 94% for the year ended September 30, 2003. The decline of approximately $2.5 million in operating expenses was principally attributable to (i) a reserve for receivables and investment in fiscal 2003 related principally to Duke’s casino of approximately $1.7 million compared to approximately $0.2 million in fiscal 2004, (ii) the inclusion in fiscal 2003 of approximately $2.2 million of additional operating expenses at Duke’s casino compared to approximately $0.7 million in fiscal 2004, (iii) a decrease in operating expenses of approximately $0.4 million, or less than 1%, at the Pioneer, in fiscal 2004 and (iv) offset by an increase in general corporate expenses in fiscal 2004 of approximately $1.0 million, principally the result of increased legal, accounting/auditing and payroll expenses.

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

Casino expenses decreased approximately $0.5 million, or 3%, to $14.8 million for the year ended September 30, 2004 from $15.3 million for the year ended September 30, 2003, primarily related to reductions in payroll. Casino expenses as a percentage of casino revenues decreased to 55% for the year ended September 30, 2004 from 57% for the year ended September 30, 2003. Hotel expenses were relatively unchanged at $0.7 million for the years ended September 30, 2004 and 2003. Food and beverage expenses increased approximately $1.0 million, or 31%, to $4.3 million in fiscal 2004 from $3.3 million in fiscal 2003. Management believes this increase was due principally to the closure, for several months, of the main food outlet in fiscal 2003 for renovations. Food and beverage expenses as a percentage of food and beverage revenues increased to 52% for the year ended September 30, 2004 from 46% for the year ended September 30, 2003. Management believes an increase in the quality of food product contributed to this increase. Other expenses decreased approximately $0.7 million, or 39%, to $1.1 million for the year ended September 30, 2004 compared to $1.8 million for the year ended September 30, 2003, due to the decrease in retail sales. Other expenses as a percentage of other revenues decreased to 75% for the year ended September 30, 2004 from 90% for the year ended September 30, 2003.

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

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2005 for the fiscal years ending September 30, 2006, 2007, 2008, 2009, 2010, 2011 and thereafter:

	Payments Due By Periods
	2006	2007	2008	2009	2010	2011 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,917	$2,195	$2,490	$2,828	$3,186	$37,114	$49,730
Sovereign	0	0	0	0	0	31,199	31,199
Long-term debt:
Building	80	14	0	0	0	0	94
Equipment	852	415	56	0	0	0	1,323
Mortgage obligation	12,065	0	0	0	0	0	12,065
Other	1,918	0	0	0	0	0	1,918
Operating leases:
Ground lease	181	352	352	352	352	24,055	25,644
Corporate offices	92	22	0	0	0	0	114

	$17,105	$2,998	$2,898	$3,180	$3,538	$92,368	$122,087

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt - $7.3 million (2006), $7.1 million (2007), $7.0 million (2008), $6.8 million (2009), $6.6 million (2010) and $46.3 million (2011 and thereafter), and (ii) Long-term debt - $1.0 million (2006), $0.2 million (2007), $0 (2008), $0 (2009), $0 (2010) and $0 (2011 and thereafter).

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

A non-recourse obligation related to the Massachusetts property of approximately $25.7 million matured and was paid by the tenant during the three months ended June 30, 2005. The tenant of the property was required to make this payment subject to a lease agreement. Based upon the financial condition of the tenant, management does not foresee any problems in the timely satisfaction of future obligations by third parties.

Liquidity and Capital Resources

As of September 30, 2005, the Company held cash and cash equivalents of $2.1 million compared to $3.4 million at September 30, 2004. In addition, the Company had $6.8 million in investment in marketable securities at September 30, 2005 compared to $5.4 million at September 30, 2004. Management believes that through cash flow generated from its casino operations and its short and long-term investments, the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve-month period ending September 30, 2006. The investment properties were structured such that future tenants payments cover future required mortgage payments.

Cash Flows from Operating Activities. The Company’s cash provided by operations was approximately $30.5 million for the year ended September 30, 2005 as compared to approximately $5.3 million for the year ended September 30, 2004. This increase was primarily due to an increase in deferred rents payable of approximately $20.7 million as amounts due under non-recourse debt obligations have been paid in advance of the rental obligations. The increase was also attributable to an improvement in the net loss adjusted for non-cash expenses and gains on sales of assets which totaled approximately $3.6 million.

Cash Flows from Investing Activities. Cash used in investing activities was $2.1 million during the year ended September 30, 2005, compared to cash provided by investing activities of $20.7 million during the year ended September 30, 2004. During fiscal 2005, the primary components of cash used by investing activities were net marketable securities transactions of approximately $0.8 million, investment in partnerships of $0.8 million and capital expenditures of approximately $0.5 million. In the prior year, the primary components of cash provided by investing activities were a decrease in restricted cash balances of approximately $13.9 million, proceeds from the sale of certain land and assets of approximately $5.8 million and proceeds from net marketable securities transactions of approximately $2.5 million, all of which had been used to purchase assets at the Pioneer and retire certain lease obligations. The Company expended $1.0 million in capital expenditures in fiscal 2004.

Cash Flows from Financing Activities. Cash used in financing activities was $29.7 million during the year ended September 30, 2005 compared to $28.4 million during the prior year. During fiscal 2005, the Company paid $31.7 million on debt and non-recourse debt and borrowed $2.4 million from a margin account. During fiscal 2004, the Company paid approximately $36 million to purchase the Pioneer assets and retire capital lease obligations. Additionally, principal payments of over $6 million were made on non-recourse debt, the Company paid in excess of $5 million of its $18 million of debt acquired in December 2003 and certain other debt obligations of approximately $4 million were made. The Company also collected approximately $4.9 million of notes receivable included in other assets within its consolidated balance sheets.

The Company’s primary source of operating cash is from the Pioneer’s operations, from interest income on available cash and cash equivalents, from leasing real estate owned in Las Vegas, NV and from investments in marketable securities. From time to time, transactions involving the sale of certain land or other assets also contribute to the Company’s cash balances. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. The Company’s 27-acre parcel of real property on the Strip was previously subject to a lease with a water theme park operator. The Company generated minimal cash from the lease agreement after payment of property costs. This lease was terminated in September 2004, although a third party has agreed to a short-term lease for approximately 10% of the property which will generate approximately the same amount of net cash generated from the terminated lease.

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

Pioneer

Pioneer’s principal uses of cash are for payments of rent and capital expenditures to maintain the facility and administrative expenses incurred in operating a casino. The Company has implemented changes in personnel and promotional programs and installed new slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share in the Laughlin market.

Payments of obligations under lease were $0 million and $0.9 million for the fiscal years ended September 30, 2005 and 2004, respectively, and rent expense was approximately $0.3 million and $0.7 million for fiscal years ended September 30, 2005 and 2004, respectively. Capital expenditures to maintain the facility in fiscal 2005 were approximately $0.2 million.

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

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semi-annual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to its maximum rate of 16.0%. The accrued stock dividends have not been recorded as an increase to the preferred stock account. As of September 30, 2005, the aggregate liquidation preference of the preferred stock was approximately $20.2 million, or $4.58 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of December 16, 2005, the Company had purchased 709,305 shares of preferred stock for $1,370,042 under this program. Previously, the Company had purchased 276,627 shares for $452,232. During the year ended September 30, 2005, the Company purchased 106,575 preferred shares at a cost of approximately $416,000.

Recently Issued Accounting Standards

EITF 04-5. In June 2005, the U.S. Emerging Issues Task Force (“EITF”) reached a consensus on EITF issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5), addressing when a general partner, or general partners as a group, control and should therefore, consolidate a limited partnership. Under EITF 04-5, a sole general partner is presumed to control a limited partnership when certain conditions are met. As a result, for the first reporting period beginning after December 15, 2005, it is expected that the Company will be required to include the accounts of Santa Fe Mining Corp (“SFMC”) for U.S. GAAP purposes.

The Company currently accounts for its 50% ownership in SFMC using the equity method of accounting whereby its equity in SFMC is reflected in the caption “Other assets” within its consolidated balance sheets. After adopting this accounting guidance, the Company will consolidate all accounts of SFMC into its consolidated financial statements.

SFAS 123R In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123R (revised 2004), Share-Based Payment, replacing Statement of Financial Accounting Standard (“SFAS”) 123, Accounting for Stock-Based Compensation and superseding APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires recognition of share-based compensation in the financial statements. SFAS 123R will be effective for the first annual reporting period that begins after June 15, 2005, which will be the Company’s first quarter of fiscal 2006. We continue to evaluate our stock-based compensation policies and currently expect to continue using the Black-Scholes valuation model. We estimate the adoption of SFAS 123R will not have a significant impact on our consolidated statements of operations.

FIN 46. In January 2003, FASB issued FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“VIEs”). In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”) with certain modifications and clarifications. Application of FIN 46R is effective for interests in certain variable interest entities for periods ending after March 15, 2004 unless FIN 46 was previously applied. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those in which the usual condition for consolidation does not apply. FIN 46R also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to VIEs created after January 31, 2003 and were effective beginning in the Company’s second quarter ended March 31, 2004. The Company has evaluated its relationships and does not believe it has any significant, consolidatable VIEs. As such, the adoption of this Interpretation had no impact on the Company’s results of operations and financial position.

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

Private Securities Litigation Reform Act

Certain statements in this Annual Report on Form 10-K which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development, expansion or sale activities, capital expenditures, expansion of business operations into new areas and the payment of certain obligations by third parties.. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

Item 7A. Market Risk Disclosure

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt of approximately $15 million, of which approximately $14 million bears interest at a variable rate (at rates ranging from 7.25% and 7.75% at September 30, 2005). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $140,000 change in the amount of interest the Company would incur based on the amount of variable debt outstanding at September 30, 2005. Any future borrowings with variable interest rate terms will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 8. Financial Statements

INDEX

TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2005, 2004 (Restated) and 2003

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Archon Corporation:

We have audited the accompanying consolidated balance sheet of Archon Corporation and Subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Las Vegas, Nevada

December 15, 2005

/s/ Ernst & Young, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Archon Corporation:

We have audited the accompanying consolidated balance sheet of Archon Corporation and subsidiaries (the “Company”) as of September 30, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Archon Corporation and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18, the accompanying financial statements as and for the year ended September 30, 2004 have been restated.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

December 23, 2004 (January 6, 2006 as to the effects of the restatement discussed in Note 18)

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

as of September 30, 2005 and 2004

	2005	2004
		(As Restated, See Note 18)
ASSETS
Current assets:
Cash and cash equivalents	$2,116,708	$3,442,418
Investment in marketable securities	6,803,967	5,398,441
Accounts receivable, net	1,051,998	3,286,668
Inventories	355,459	294,162
Prepaid expenses and other	761,307	805,578

Total current assets	11,089,439	13,227,267

Property and equipment:
Land held for development	21,504,400	21,504,400
Rental property held for investment, net	130,536,513	133,708,401
Land used in operations	8,125,589	8,125,589
Buildings and improvements	35,365,442	35,309,806
Machinery and equipment	9,230,908	9,840,218
Accumulated depreciation	(24,008,187)	(22,113,300)

Property and equipment, net	180,754,665	186,375,114
Other assets	7,793,447	7,329,354

Total assets	$199,637,551	$206,931,735

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets – (continued)

as of September 30, 2005 and 2004

	2005	2004
		(As Restated, See Note 18)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,096,606	$2,138,077
Interest payable	1,255,096	1,939,750
Accrued and other liabilities	3,197,668	3,220,391
Current portion of debt	14,915,525	13,475,761
Current portion of non-recourse debt	1,915,478	30,057,775

Total current liabilities	23,380,373	50,831,754

Debt - less current portion	484,856	1,127,915
Non-recourse debt - less current portion	79,013,926	80,929,404
Deferred income taxes	27,353,693	29,748,077
Deferred rent and other accrued liabilities	48,021,017	21,902,820
Commitments and contingencies (see Note 15)

Stockholders’ equity:
Common stock, $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,235,931 and 6,221,431 shares on September 30, 2005 and 2004	62,359	62,214
Preferred stock, exchangeable, redeemable 16.0% cumulative, stated at $2.14 liquidation value, authorized-10,000,000 shares; issued and outstanding – 4,413,777 shares on September 30, 2005 and 4,520,352 shares on September 30, 2004 with cumulative dividends in arrears of $10,791,464 and $9,504,266, respectively	9,445,483	9,673,553
Additional paid-in capital	58,342,933	54,582,364
Accumulated deficit	(47,742,393)	(42,830,615)
Accumulated other comprehensive income	1,363,078	992,023

Subtotal	21,471,460	22,479,539
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	21,383,686	22,391,765

Total liabilities and stockholders’ equity	$199,637,551	$206,931,735

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Casino	$24,119,395	$27,470,751	$27,948,767
Hotel	2,782,506	3,125,408	2,689,656
Food and beverage	6,914,157	8,381,094	7,385,940
Investment properties	12,402,247	12,402,247	12,402,246
Other	3,088,930	2,166,278	2,576,058

Gross revenues	49,307,235	53,545,778	53,002,667
Less casino promotional allowances	(5,619,377)	(7,853,205)	(6,841,198)

Net operating revenues	43,687,858	45,692,573	46,161,469

Operating expenses:
Casino	13,051,698	15,126,830	16,337,894
Hotel	1,040,601	669,411	733,436
Food and beverage	4,138,451	4,382,641	3,567,409
Other	1,204,775	1,133,699	1,828,325
Selling, general and administrative	3,550,890	4,325,537	4,806,533
Stock-based compensation expense	3,929,634	50,000	0
Corporate expenses	3,704,775	3,800,474	2,796,269
Utilities and property expenses	4,702,176	5,088,568	5,236,325
Depreciation and amortization	5,834,726	5,980,476	6,227,593
Provision for receivable and investment	0	162,225	1,700,000

Total operating expenses	41,157,726	40,719,861	43,233,784

Operating income	2,530,132	4,972,712	2,927,685
Interest expense	(11,059,577)	(12,880,017)	(16,415,615)
(Loss) / gain on sale of assets	(244,648)	3,953,148	0
Interest income	304,361	860,165	1,489,483
Other income	963,773	298,763	0

Loss before income tax benefit	(7,505,959)	(2,795,229)	(11,998,447)
Federal income tax benefit	2,594,181	913,487	4,151,668

Net loss	(4,911,778)	(1,881,742)	(7,846,779)
Dividends accrued on preferred shares	(1,511,277)	(1,562,171)	(1,526,611)

Net loss applicable to common shares	$(6,423,055)	$(3,443,913)	$(9,373,390)

Average common shares outstanding	6,229,015	6,221,431	6,221,431

Average common and common equivalent shares outstanding	6,229,015	6,221,431	6,221,431

Basic and diluted loss per common share	$(1.03)	$(0.55)	$(1.51)

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2005, 2004 and 2003

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2002	$62,214	$10,866,321	$53,725,743	$(33,102,094)	$(94,678)	$(73,743)	$(87,774)	$31,295,989
Net loss				(7,846,779)				(7,846,779)
Preferred stock purchased		(940,100)	310,963					(629,137)
Capital contributions			492,364					492,364
Unrealized gain on marketable securities					939,519			939,519

Balances, September 30, 2003	62,214	9,926,221	54,529,070	(40,948,873)	844,841	(73,743)	(87,774)	24,251,956
Net loss				(1,881,742)				(1,881,742)
Preferred stock purchased		(252,668)	3,294					(249,374)
Stock-based compensation expense			50,000					50,000
Stock subscriptions received						73,743		73,743
Unrealized gain on marketable securities					147,182			147,182

Balances, September 30, 2004	62,214	9,673,553	54,582,364	(42,830,615)	992,023	0	(87,774)	22,391,765
Net loss				(4,911,778)				(4,911,778)
Preferred stock purchased		(228,070)	(188,340)					(416,410)
Exercise of stock options	145		19,275					19,420
Stock-based compensation expense			3,929,634					3,929,634
Unrealized gain on marketable securities					371,055			371,055

Balances, September 30, 2005	$62,359	$9,445,483	$58,342,933	$(47,742,393)	$1,363,078	$0	$(87,774)	$21,383,686

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
		(As Restated, See Note 18)
Cash flows from operating activities:
Net loss	$(4,911,778)	$(1,881,742)	$(7,846,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,834,726	5,980,476	6,227,593
Interest expense from amortization of debt issuance costs	615,976	342,934	231,996
Stock-based compensation expense	3,929,634	50,000	0
Provision for doubtful receivables	36,916	31,220	40,999
Loss (gain) on sale of assets	244,648	(3,953,148)	0
Negative amortization of debt	0	344,685	1,272,197
Change in assets and liabilities:
Accounts receivable, net	2,197,754	(139,745)	6,802
Inventories	(61,297)	(5,215)	(2,362)
Prepaid expenses and other	44,272	(50,041)	219,661
Deferred income taxes	(2,594,181)	(725,498)	(4,151,668)
Other assets	(255,069)	(67,659)	(341,946)
Accounts payable	(41,471)	175,273	741,383
Interest payable	(684,654)	(310,204)	(35,294)
Accrued and other liabilities	(862,212)	5,465,248	6,027,592
Other liabilities	26,957,686	0	0

Net cash provided by operating activities	30,450,950	5,256,584	2,390,174

Cash flows from investing activities:
Proceeds from sale of assets	0	5,770,000	0
Decrease (increase) in restricted cash	0	13,898,971	(483,814)
Capital expenditures	(458,926)	(989,102)	(2,022,838)
Marketable securities purchased	(946,133)	(272,214)	(1,067,096)
Marketable securities sold	111,459	2,817,330	6,531,199
Investment in partnerships	(825,000)	(525,000)	0

Net cash (used in) provided by investing activities	(2,118,600)	20,699,985	2,957,451

Cash flows from financing activities:
Proceeds from long-term debt	2,408,865	18,565,751	2,867,171
Paid on long-term debt and obligation under capital lease	(31,669,935)	(51,203,512)	(5,956,780)
Note receivable	0	4,884,301	(4,884,301)
Debt issuance costs	0	(437,414)	0
Preferred stock acquired	(416,410)	(249,374)	(629,137)
Capital contributions	0	0	492,364
Stock subscription received	0	73,743	0
Stock options exercised	19,420	0	0

Net cash used in financing activities	(29,658,060)	(28,366,505)	(8,110,683)

Decrease in cash and cash equivalents	(1,325,710)	(2,409,936)	(2,763,058)
Cash and cash equivalents, beginning of year	3,442,418	5,852,354	8,615,412

Cash and cash equivalents, end of year	$2,116,708	$3,442,418	$5,852,354

See the accompanying Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2005, 2004 and 2003

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

Investment in Marketable Securities

Debt securities available-for-sale are stated at market value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities. Debt securities available-for-sale at September 30, 2005 and 2004 include investments in government obligations and corporate securities.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized gains and losses are determined on a specific identification method. At September 30, 2005 and 2004, equity securities available-for-sale included investments in common and preferred stock.

Included in “Other income” with the consolidated statements of operations are approximately $112,000, $94,000 and $(101,000) of realized gains / (losses) for the years ended September 30, 2005, 2004 and 2003, respectively. The Company recorded approximately $371,000, $147,000 and $940,000 of other comprehensive gain associated with unrealized gains or losses on these securities during the years ended September 30, 2005, 2004 and 2003, respectively.

The following is a summary of available-for-sale marketable securities as of September 30, 2005 and 2004:

	2005
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Other debt securities	$2,600,000	$46,900	$146,800	$2,500,100

Total debt securities	2,600,000	46,900	146,800	2,500,100
Equity securities	2,106,925	2,272,134	75,192	4,303,867

Total	$4,706,925	$2,319,034	$221,992	$6,803,967

	2004
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Other debt securities	$2,600,000	$104,120	$0	$2,704,120

Total debt securities	2,600,000	104,120	0	2,704,120
Equity securities	1,272,251	1,483,145	61,075	2,694,321

Total	$3,872,251	$1,587,265	$61,075	$5,398,441

All debt contractually matures more than ten years in the future as of September 30, 2005 and 2004.

Accounts Receivable

Accounts receivable are stated at cost, net of related allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a specific identification method.

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

Slot Club Liability

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for cash, free gifts, food and beverages and additional points redeemable for free play. Included in accrued liabilities is approximately $1.5 million and $0.6 million at September 30, 2005 and 2004, respectively for estimated redemption value of points accumulated by patrons. This value is estimated based on historical amounts of free gift costs redeemed.

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

	2005	2004	2003
Food and beverage	$4,061	$5,217	$4,661
Hotel	409	855	893
Other	195	138	78

Total	$4,665	$6,210	$5,632

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

Earnings Per Share

The Company presents its per share results in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. The effect of options outstanding was not included in diluted calculations during fiscal years 2005, 2004 and 2003 since the Company incurred a net loss. Stock options of approximately 800,000, 500,000 and 500,000 for the years ended September 30, 2005, 2004 and 2003, respectively, have not been included in the computation of diluted net loss per share as their effect would be antidilutive.

The Board of Directors of the Company has authorized the purchase from time to time by the Company of preferred stock for total consideration of up to $2.5 million. Pursuant to the Certificate of Designation of the preferred stock, shares of preferred stock acquired by the Company are retired.

Accounting for Stock-Based Compensation

The Company had a Key Employee Stock Option Plan (the “Stock Option Plan”), which ceased granting options in 2003. In July 2005, shareholders approved the reinstatement and an amendment to the Stock Option Plan which allows the plan to be reinstated until 2013. The Company accounts for the Stock Option Plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related Interpretations.

During the fiscal third quarter 2005, certain stock options were granted by the compensation committee of the Company’s board of directors to Christopher Lowden, David Lowden and Paul Lowden. Each individual received a grant of 150,000 stock options (Paul Lowden, however, notified the compensation committee in May 2005 that he was forfeiting the award that was to be granted to him). The options were granted in April 2005 and included terms of immediate vesting and were intended to be issued with an exercise price of $1.00 per share. However, the Compensation Committee, decided in June 2005 that the options granted in April 2005 were to be granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The Company recognized stock-based compensation associated with the issuance of the stock options of approximately $1.6 million, net of taxes, representing the difference in the Company’s common stock price between the date of grant and the measurement date of the options. Additionally, the compensation committee approved an extension of other previously issued stock options which otherwise would have expired. A charge of approximately $1.0 million related to this extension of stock options was recorded, net of taxes. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts):

		Years Ended September 30,
		2005	2004	2003
Net loss applicable to common shares		$(6,423)	$(3,444)	$(9,373)
Add:	Compensation cost recorded on the consolidated statements of operations, net of related tax effects	2,554	33	0
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,383)	(33)	(1)

Pro forma net loss applicable to common shares		$(6,252)	$(3,444)	$(9,374)

Loss per common share:
Basic and diluted – as reported		$(1.03)	$(0.55)	$(1.51)

Basic and diluted – pro forma		$(1.00)	$(0.55)	$(1.51)

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

Recently Issued Accounting Standards

EITF 04-5. In June 2005, the U.S. Emerging Issues Task Force (“EITF”) reached a consensus on EITF issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5), addressing when a general partner, or general partners as a group, control and should therefore, consolidate a limited partnership. Under EITF 04-5, a sole general partner is presumed to control a limited partnership when certain conditions are met. As a result, for the first reporting period beginning after December 15, 2005, it is expected that the Company will be required to include the accounts of Santa Fe Mining Corp (“SFMC”) for U.S. GAAP purposes.

The Company currently accounts for its 50% ownership in SFMC using the equity method of accounting whereby its equity in SFMC is reflected in the caption “Other assets” within its consolidated balance sheets. After adopting this accounting guidance, the Company will consolidate all accounts of SFMC into its consolidated financial statements.

SFAS 123R In December 2004, FASB issued Statement of Financial Accounting Standard (“SFAS”) 123R (revised 2004), Share-Based Payment, replacing SFAS 123, Accounting for Stock-Based Compensation and superseding APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires recognition of share-based compensation in the financial statements. SFAS 123R will be effective for the first annual reporting period that begins after June 15, 2005, which will be the Company’s first quarter of fiscal 2006. We continue to evaluate our stock-based compensation policies and currently expect to continue using the Black-Scholes valuation model. We estimate the adoption of SFAS 123R will not have a significant impact on our consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company estimates the fair value of its preferred stock to be approximately $18 million at September 30, 2005 based upon available market prices. The Company estimates that its debt and all other financial instruments have a fair value that materially approximates their recorded value, except for its non-recourse debt associated with an investment property owned in Massachusetts. The debt, which bears interest at 12%, has a fair market value approximately $14.4 million greater than its cost at September 30, 2005 of approximately $31.2 million. The interest rate used to discount the notes and estimate the fair value was 7%, the same interest rate that is associated with similar non-recourse debt of the Company.

Other Income

Other income consists of gains from the sale of marketable securities and income from investments in unconsolidated entities.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for each of the three years ended September 30, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Net loss	$(4,912)	$(1,882)	$(7,847)
Unrealized gain on marketable securities, net of income taxes of $199, $79 and $506 in 2005, 2004 and 2003, respectively	371	147	940

Comprehensive loss	$(4,541)	$(1,735)	$(6,907)

3. Accounts Receivable, Net

Accounts receivable at September 30, 2005 and 2004 consisted of the following:

	2005	2004
Casino and hotel	$178,873	$460,981
Rental properties	950,018	3,021,562

	1,128,891	3,482,543
Less: allowance for doubtful accounts	(76,893)	(195,875)

Total	$1,051,998	$3,286,668

Changes in the allowance for doubtful accounts for the years ended September 30, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Balance, beginning of year	$195,875	$586,637	$606,599
Provision	36,916	31,220	40,999
Accounts written-off	(155,898)	(421,982)	(60,961)

Balance, end of year	$76,893	$195,875	$586,637

4. Land Held for Development

In October 1995, the Company acquired an approximately 27-acre parcel on Las Vegas Boulevard South which was recorded at approximately $21.5 million. The Company assumed an operating lease under which a water theme park operated on the 27-acre parcel. The lease was terminated by the Company in September 2004 and the tenant had until January 2005 to vacate the premises. Under the terms of the lease, as amended, the water theme park remitted a base rent of approximately $19,000 monthly plus an annual rent payment based on gross receipts. Subsequent to September 30, 2004, the Company entered into an agreement to lease a small portion of this property for 16 months at a rate of approximately $42,000 per month.

In 1994, Santa Fe Hotel, Inc. (“SFHI”) acquired for $1.6 million the approximately 20-acre parcel of undeveloped real property at the corner of Rainbow and Lone Mountain Road in Las Vegas, Nevada. In connection with the SFHI Asset Sale, the Company and SFHI granted an option to the buyer through October 2003 to purchase the property for $5.0 million. The buyer has declined to exercise the option to purchase the property and the property was sold in September 2004 to a third party for approximately $5.6 million. A gain of approximately $4.2 million was recorded in the fourth fiscal quarter ended September 30, 2004 and is included in “Gain on sale of assets” in the accompanying consolidated statements of operations.

5. Rental Property Held for Investment, Net

The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The loan issue costs incurred to acquire the property recorded in Other assets in the accompanying Consolidated Balance Sheets are being amortized over the remaining loan period. Deferred rent at September 30, 2005 and 2004 in the amount of $48.0 million and $21.9 million, respectively, is included in Other liabilities on the accompanying Consolidated Balance Sheets. See Note 8

The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the property (approximately $2.7 million) are recorded in Other assets in the accompanying Consolidated Balance Sheets and are being amortized over the remaining loan period. Deferred rent at September 30, 2005 and 2004 in the amount of $2.7 million and $2.3 million, respectively, is included in Other assets on the accompanying Consolidated Balance Sheets. See Note 8

6. Other Assets

Included in Other assets at September 30, 2005 and 2004 are unamortized loan issue costs, which were incurred during the acquisition of certain rental property and certain debt, and deferred rents of approximately $4.7 million and $4.7 million, respectively. The unamortized loan issue costs are being amortized on the straight-line basis over the loan period, which closely approximates the effective interest method, and the deferred rents are being amortized on the straight-line basis over the lease period.

Additionally, Other assets at September 30, 2005 and 2004 include $0.3 million and $0.4 million, respectively, of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%. J & J Mortgage is owned by Lowden Investment Company (“LICO”), which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Other assets also include amounts for the cash surrender value of life insurance of approximately $0.7 million and $0.6 million on September 30, 2005 and 2004, respectively, and investments in unconsolidated entities of approximately $1.7 million and $0.9 million on September 30, 2005 and 2004, respectively. One of the unconsolidated entities is a 50% owned LLC which has the following financial profile at and for the year ended September 30, 2005: Current and total assets of approximately $0.3 million and $1.1 million, respectively; current and total liabilities of approximately $0.1 million and $0.4 million, respectively; total equity of approximately $0.7 million. The entity also had, during fiscal 2005, revenues of approximately $1.9 million and pretax income of approximately $0.3 million. In accordance with accounting literature, the Company plans to consolidate this entity into its consolidated financial statements in fiscal 2006 because it is the general partner (controlling member) but accounts for this investment presently under the equity method.

7. Debt

As of September 30, 2005, the Company’s long-term debt was comprised primarily of the following obligations: a loan payable to a bank with a balance of approximately $12.1 million, secured by land held for development on the Las Vegas Strip, monthly payments of approximately $120,000, including interest of prime plus 1% (7.75% at September 30, 2005) with a balloon payment of approximately $11.4 million in December 2006; borrowings of $1.9 million from a margin account (collateralized by securities owned by the Company) at a brokerage firm with a variable rate of interest (7.25% at September 30, 2005); a loan with a balance of $1.3 million collateralized by slot equipment with an approximate interest rate of 7.25%, monthly principal payments of approximately $70,000 through October 2007; and a loan with a balance of $90,000 collateralized by real property with an interest rate of 13.5%, monthly payments of $8,000 through November 2006.

The Company’s loan with a balance of approximately $12.1 million includes a financial covenant which requires the Company to maintain certain levels of earnings before interest, taxes depreciation and amortization without including financial results related to the Company’s investment properties in Massachusetts and Maryland. At September 30, 2005 and 2004, the Company was not in compliance with this covenant. The bank has informed the Company that it does not intend to accelerate the payment of the note, which includes a balloon payment of principal in December 2006 of approximately $11.4 million, but does not plan to grant a waiver to the Company relating to the default. As such, the Company has included all principal amounts owing to the bank in current debt at September 30, 2005 and 2004. See Note 18

As of September 30, 2004, the Company’s long-term debt was comprised primarily of the following obligations: a loan with a balance of approximately $12.7 million, secured by land held for development on the Las Vegas Strip, monthly payments of approximately $120,000, including interest of prime plus 1% (5.75% at September 30, 2004) with a balloon payment of approximately $10.9 million in December 2006; a loan with a balance of $1.8 million collateralized by slot equipment with an interest rate of 7.25%, monthly principal payments of approximately $50,000 through October 2007; and a loan with a balance of $160,000 collateralized by real property with an interest rate of 13.5%, monthly payments of $8,000 through November 2006.

The scheduled maturities of long-term debt as of September 30, 2005 are as follows:

2006	$14,915,525
2007	429,283
2008	55,573

Total	$15,400,381

8. Non-Recourse Debt Obligations

The Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness, $43.9 million with an interest rate of 10.2% and $31.2 million with an interest rate of 12.18% and $2.1 million of indebtedness under Section 467 of the Code, in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2020, which requires the tenant to make higher semi-annual lease payments through June 2005 and lower semi-annual lease payments thereafter. The lease payments are applied to the outstanding indebtedness and reduced the first mortgage note balance to $31.2 million by June 2005. The portion of higher lease payments attributable to future periods is considered an advance of rent under section 467 of the Code. The first mortgage indebtedness is non-recourse and matures in June 2020 to coincide with the end of the lease term. See Note 5

The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. The Company anticipates that the future tenant payments related to the net leases will be sufficient to fund required payments under the first mortgage notes and Section 467 debt. See Note 5

The scheduled maturities of non-recourse debt as of September 30, 2005 are as follows:

2006	$1,915,478
2007	2,195,326
2008	2,490,198
2009	2,828,304
2010	3,185,888
Thereafter	68,314,210

Total	$80,929,404

9. Leases

All non-cancelable leases have been classified as operating leases. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property. Amortization of assets leased under capital leases in prior years is included in depreciation and amortization expense in the Consolidated Statements of Operations.

At September 30, 2005, the Company had an operating lease for real property that expires in 2078 and operating leases for corporate offices. The Company had no significant property and equipment under capital leases at September 30, 2005.

Future minimum lease payments as of September 30, 2005 are as follows:

2006	$272,675
2007	374,609
2008	352,433
2009	352,433
2010	352,433
Thereafter	24,053,522

Total	$25,758,105

Rent expense was $629,470, $1,084,533 and $970,472 for the years ended September 30, 2005, 2004 and 2003, respectively.

10. Preferred Stock

The Company has outstanding exchangeable redeemable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid-in-kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8.0% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11.0%. Beginning October 1, 1999, the dividend rate increased by an additional 50 basis points on each succeeding semi-

annual dividend payment date up to a maximum of 16.0% per annum. The dividend rate is 16.0% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of September 30, 2005, the aggregate liquidation preference of the Preferred Stock was $20.2 million, or $4.58 per share.

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

The Company has not declared dividends on the Preferred Stock since September 30, 1996. Cumulative dividends in arrears were approximately $10.8 million and $9.5 million as of September 30, 2005 and 2004, respectively. Pursuant to the Certificate of Designation, because at least one full dividend payment had not been declared for two years, the holders of the Preferred Stock, as a separate class, were entitled to elect two directors to the Company’s board of directors. The two directors elected by Preferred Stockholders were in addition to the directors elected by the holders of the Company’s common stock. The Preferred Stockholders’ right to elect two directors will continue until all dividend arrearages have been paid. The agreements relating to the Pioneer Transactions prohibited the Company from paying dividends on the Preferred Stock.

11. Stock Option Plan

The Company’s Stock Option Plan provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants had generally vested over a three-year period from the employee’s hire date. The Stock Option Plan ceased granting options as of September 30, 2003 as the plan had expired. However, in July 2005, the Stock Option Plan was reinstated for an additional 10-year period. During fiscal 2005, there were 300,000 fully vested stock options granted under the Stock Option Plan. As of September 30, 2005, 2004 and 2003, there were approximately 800,000, 500,000 and 500,000 options, respectively, outstanding and exercisable under the Stock Option Plan. During fiscal year 2005, 2,000 options were exercised. No options were granted or exercised during the fiscal years 2004 and 2003. The outstanding options have expiration dates through 2015 and have an average remaining life of approximately 6 years. The average exercise price of the outstanding options at September 30, 2005 is approximately $8.00.

In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of September 30, 2005, 2004 and 2003, there were 25,000, 37,500 and 37,500, respectively options outstanding and exercisable under this plan. During fiscal 2005, 12,500 options were exercised. During fiscal years 2004 and 2003, no options were granted or exercised. The outstanding options have an expiration date through 2007 and have an average remaining life of approximately 2 years. The average exercise price of the outstanding options at September 30, 2005 is approximately $1.00.

SFHI, SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary

Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2005, no options had been granted under any of the Subsidiary Plans.

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

The model assumes no expected future dividend payments on the Company’s common stock for the options granted in 2005 (dollars in thousands, except per share data).

	2005	2004	2003
Weighted average assumptions:
Expected stock price volatility	80.0%	N/A	N/A
Risk-free interest rate	5.0%	N/A	N/A
Expected option lives (in years)	2	N/A	N/A
Expected dividend yield	N/A	N/A	N/A
Estimated fair value of options, net of tax effect	$1,399	N/A	N/A
Estimated fair value of options per share, net of tax effect	$0.22	N/A	N/A

12. Federal Income Taxes

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

	2005	2004	2003
	(dollars in thousands)
Current	$0	$0	$0
Deferred	(2,594)	(913)	(4,152)

Total benefit	$(2,594)	$(913)	$(4,152)

The benefit for income taxes attributable to pre-tax loss differs from the amount computed at the federal income tax statutory rate as a result of the following:

	2005	2004	2003
	(dollars in thousands)
Amount at statutory rate	$(2,594)	$(978)	$(4,194)
Valuation allowance	0	0	0
Other	0	65	42

Total	$(2,594)	$(913)	$(4,152)

The components of the net deferred tax liability consisted of the following:

	2005	2004
	(dollars in thousands)
Deferred tax liabilities:
Prepaid expenses	$263	$459
Fixed asset cost, depreciation and amortization, net	31,373	31,526
Other	2,963	3,014

Deferred tax liabilities	34,599	34,999

Deferred tax assets:
Net operating loss carryforward	5,997	3,640
Reserves for accounts and contracts receivable	27	69
Other	525	849
Deferred payroll	171	168
Tax credits	525	525

Deferred tax assets	7,245	5,251

Net deferred tax (liability)	$(27,354)	$(29,748)

At September 30, 2005, the Company had a net operating loss carryforward for regular income tax purposes of approximately $69.0 million, which will fully expire by the year 2026 and begins expiring in 2011. Included in this amount is approximately $53 million that was not recorded related to the Pioneer Transaction for which the Company has not taken benefit in its financial statements until the uncertainty related to the tax deduction is resolved.

13. Benefit Plans

The Company has a savings plan (the “Savings Plan”) qualified under Section 401(k) of the Code. The Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Plan are discretionary. The Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The Company’s matching contributions paid in 2005, 2004 and 2003 were $49,000, $48,000 and $54,000, respectively.

14. Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless the Company terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2005 and 2004, the Company had expended approximately $250,000 for commercial development of the technology, all of which was expensed prior to fiscal 2004.

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

15. Contingencies and Commitments

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

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants filed numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. In June 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. In August 2002, the Ninth Circuit granted review. The briefing is complete, an oral hearing took place in January 2004. In September 2005, the federal district court granted the defendants motion for dismissal. On October 19, 2005, the plaintiffs appealed to the Ninth Circuit. The Company has not recorded a reserve under the provisions of SFAS No. 5 for this matter, as management does not believe that it is probable that a liability has been incurred

16. Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the years ended September 30, 2005, 2004 and 2003 consisted of:

	2005	2004	2003
	(dollars in thousands)
Operating activities:
Cash paid during the year for interest	$11,128	$12,502	$14,920

Investing and financing non-cash activities:
Long-term debt incurred in connection with the acquisition of machinery and equipment	$0	$267	$1,584

Accounts payable converted to debt	$0	$407	$0

Reduction of property and equipment from the acquisition of capital leases	$0	$1,412	$0

Reduction of accounts payable from disposal of machinery and equipment	$0	$299	$0

Unrealized gain on marketable securities	$371	$147	$940

17. Segment Information

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

Segment information for the years ended September 30, 2005, 2004 and 2003 consisted of:

	2005	2004 Restated	2003
	(dollars in thousands)
Pioneer Hotel
Operating revenues, net	$29,697	$32,188	$31,919

EBITDA:
Operating loss	$(591)	$(302)	$(1,017)
Depreciation and amortization	2,477	2,507	2,481

EBITDA (1)	$1,886	$2,205	$1,464

Interest expense	$1,291	$2,298	$4,897

Interest and other income	$11	$15	$23

Capital expenditures (4)	$179	$2,460	$1,416

Identifiable assets (2)	$31,380	$34,539	$37,072

Investment Properties (3)
Operating revenues, net	$12,402	$12,402	$12,402

EBITDA:
Operating income	$9,230	$9,230	$9,230
Depreciation and amortization	3,172	3,172	3,172

EBITDA (1)	$12,402	$12,402	$12,402

Interest expense	$9,897	$10,660	$11,554

Interest and other income	$1	$0	$0

Capital expenditures (4)	$0	$0	$0

Identifiable assets (2)	$136,065	$141,401	$144,301

Other and Eliminations
Operating revenues, net	$1,589	$1,103	$1,840

EBITDA:
Operating loss	$(6,109)	$(3,955)	$(5,285)
Depreciation and amortization	186	301	575

EBITDA (1)	$(5,923)	$(3,654)	$(4,710)

Interest expense	$(128)	$(78)	$(36)

Interest and other income	$1,256	$1,144	$1,466

Capital expenditures (4)	$280	$(1,204)	$2,191

Identifiable assets (2)	$32,193	$30,992	$56,017

Total
Operating revenues, net	$43,688	$45,693	$46,161

EBITDA:
Operating income	$2,530	$4,973	$2,928
Depreciation and amortization	5,835	5,980	6,228

EBITDA (1)	$8,365	$10,953	$9,156

Interest expense	$11,060	$12,880	$16,415

Interest and other income	$1,268	$1,159	$1,489

Capital expenditures (4)	$459	$1,256	$3,607

Identifiable assets (2)	$199,638	$206,932	$237,390

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company’s definition of EBITDA may not be the same as that of similarly captioned measures used by other companies. EBITDA is presented solely as a supplemental disclosure because management believes that it is (i) a widely used measure of operating performance in the gaming industry and (ii) a principal basis of valuation of gaming companies by certain analysts and investors. Management uses segment-level EBITDA as the primary measure of the Company’s business segments’ performance. EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles.

(2)	Identifiable assets represent total assets less elimination for intercompany items.
(3)	During fiscal 2001, the Company acquired investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. The payments received under lease agreements with respect to both properties are applied to debt service payments on non-recourse indebtedness secured by the respective properties.
(4)	Includes acquisition of capital through non-cash activities.

18. Restatement

Subsequent to the filing of the Company’s September 30, 2004 audited financial statements on Form 10-K, management discovered that it had omitted to disclose and appropriately account for a violation of a financial covenant related to certain debt with a bank. Specifically, the Company failed to disclose that it was in violation of a covenant to maintain certain levels of earnings before interest, taxes, depreciation and amortization, as defined. Additionally, as the bank had not issued a waiver relating to this default, the Company determined that it did not correctly include all amounts outstanding under this loan agreement as a current liability within its consolidated balance sheet at September 30, 2004.

Included within these consolidated financial statements at September 30, 2004 is the appropriately restated amount to be shown as the current portion of debt of $13,475,761 as compared to $1,548,231, a difference of $11,927,530. The difference has also been reflected as a correction to the caption “Debt – less current portion” in the 2004 consolidated financial statements.

The following summarizes the effect of this restatement on the consolidated balance sheet as of September 30, 2004.

	As of September 30, 2004
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
Current portion of debt	$1,548,231	$11,927,530	$13,475,761

Total current liabilities	$38,904,224	$11,927,530	$50,831,754

Debt – less current portion	$13,055,445	$(11,927,530)	$1,127,915

Subsequent to the filing of the Company’s September 30, 2004 audited financial statements, management also determined that investments in partnerships were incorrectly reflected on the Consolidated Statement of Cash Flows as cash outflows from operating activities, instead of cash outflows from investing activities.

Included within these consolidated financial statements for the year ended September 30, 2004 is the appropriately restated amount to be shown as “Investments in partnerships” of $525,000 within the Company’s consolidated statements of cash flows. The difference has also been reflected as a correction to the caption “Other assets” within the operating activities of the consolidated statements of cash flows.

The following summarizes the effect of the restatement on the consolidated statement of cash flows for the year ended September 30, 2004.

	Year Ended September 30, 2004
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Investments in partnerships (investing activities)	$0	$(525,000)	$(525,000)

Net cash (used in) provided by investing activities	$21,224,985	$(525,000)	$20,699,985

Changes in other assets (operating activities)	$(592,659)	$525,000	$(67,659)

Net cash provided by operating activities	$4,731,584	$525,000	$5,256,584

19. Quarterly Results of Operations (Unaudited)

	2005	2004
	(dollars in thousands, except per share)
Revenues:
First Quarter	$10,175	$11,683
Second Quarter	12,042	12,860
Third Quarter	10,974	11,078
Fourth Quarter	10,497	10,072

Total	$43,688	$45,693

Operating income (loss):
First Quarter	$614	$1,223
Second Quarter	2,610	2,361
Third Quarter	(1,887)	1,151
Fourth Quarter	1,193	238

Total	$2,530	$4,973

Net (loss) income:
First Quarter	$(1,531)	$(1,513)
Second Quarter	261	(428)
Third Quarter	(2,995)	(807)
Fourth Quarter	(647)	866

Total	$(4,912)	$(1,882)

Net (loss) income applicable to common shares:
First Quarter	$(1,917)	$(1,907)
Second Quarter	(126)	(823)
Third Quarter	(3,361)	(1,188)
Fourth Quarter	(1,019)	474

Total	$(6,423)	$(3,444)

Net (loss) income per common share:
First Quarter	$(0.31)	$(0.31)
Second Quarter	(0.02)	(0.13)
Third Quarter	(0.54)	(0.19)
Fourth Quarter	(0.16)	0.08

Total	$(1.03)	$(0.55)

Operating income (loss) amounts have been adjusted to reflect a reclassification of amortization of loan issue costs from depreciation and amortization to interest expense for the 2005 quarters shown except for the fourth quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 25, 2005, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as its independent public accountants. On March 7, 2005, the Company engaged Ernst & Young LLP (“E&Y”) as its new independent registered public accounting firm. Archon’s Audit Committee and Board of Directors participated in and approved the decision to dismiss Deloitte and to engage E&Y.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective.

Subsequent to the filing of the Company’s September 30, 2004 financial statements on Form 10-K, management discovered that (i) the Company had failed to properly account for investments in certain partnerships during the year ended September 30, 2004 as investing activities in its statement of cash flows and (ii) the Company had failed to identify and properly account for a violation of a financial covenant relating to certain bank debt (as described in Note 18 to the Financial Statements in Item 8 of Part II). Accordingly, the Company had not properly disclosed such violation and its related accounting effect in its annual report. Management believes that the absence of thorough periodic review processes relating to its cash flow statement review and debt covenant compliance as of and for the year ended September 30, 2004 constituted a material weakness in our internal control over financial reporting which resulted in management not identifying the proper classification of investment activities and the debt covenant violation discussed above as of September 30, 2004 and consequently the restatements (as described in Note 18 to the Financial Statements in Item 8 of Part II). A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, we now believe that disclosure controls and procedures were not effective as of September 30, 2004.

Changes in Internal Controls

In response to the material weakness discussed above and as of the end of the period covered by this report, the Company has implemented a more thorough periodic review process to review cash flow statement classifications and to review debt covenants and perform appropriate covenant calculations to determine compliance.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. Except as noted above, there have not been any other changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following is a list of the current executive officers and directors of the Company:

Name	Position with the Company
Paul W. Lowden	Chairman of the Board, President and Chief Executive Officer
Suzanne Lowden	Director, Executive Vice President, and Assistant Secretary
John W. Delaney (2)	Director
William J. Raggio (1)(2)	Director
Howard E. Foster (1)	Preferred Stockholder Special Director
Jay Parthemore (1)	Preferred Stockholder Special Director
John M. Garner	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

(1)	Member of the Audit Committee of the Company.
(2)	Member of the Compensation Committee of the Company.

The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

Paul Lowden, 62, has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company’s predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden. Mr. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2008.

Suzanne Lowden

Suzanne Lowden, 53, has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman, reporter, writer and producer of television news. Mrs. Lowden is married to Paul W. Lowden. Mrs. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2007.

John W. Delaney

John W. Delaney, 57, has served as a director of the Company since January 1997. Mr. Delaney is currently president and chief executive officer of Cityfed Mortgage Co., a mortgage banking firm, where he has been employed since 1978. Mr. Delaney’s term as a director of the Company expires at the annual meeting of stockholders in 2006.

William J. Raggio

William J. Raggio, 79, has served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the board of directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the board of directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio is also a director of Sierra Health Services, Inc., a Nevada corporation. Mr. Raggio’s term as a director of the Company expires at the annual meeting of stockholders in 2008.

Howard E. Foster

Howard E. Foster, 61, has served as a special director of the Company elected by holders of the Company’s Exchangeable, Redeemable Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as chief financial officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the boards of directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster’s term as a special director of the Company expires at the annual meeting of stockholders in 2006, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

The Board of Directors of the Company considers Mr. Foster to be an independent financial expert within the meaning of Item 401 (h) (2) of Regulation S-K, which generally means the Company believes Mr. Foster has an understanding of generally accepted accounting principles; the ability to assess the general application of such principles; experience preparing, auditing, analyzing, or evaluating financial statements similar to the Company’s; an understanding of internal control over financial reporting; and an understanding of audit committee functions.

Jay Parthemore

Jay Parthemore, 62, has served as a special director of the Company’s Exchangeable, Redeemable Preferred Stock since February 2003, when he was elected by the Board of Directors to fill a vacancy. Mr. Parthemore is currently retired. Over a thirty-three year career, Mr. Parthemore held worldwide marketing executive positions with AT&T and IBM. Mr. Parthemore’s term as a special director of the Company expires at the annual meeting of stockholders in 2007, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

John M. Garner

John Garner, 46, was appointed Senior Vice President, Chief Financial Officer, Secretary and Treasurer in February 2004. Prior to joining the Company, Mr. Garner, a Certified Public Accountant, served as Chief Financial Officer and Treasurer of Mikohn Gaming Corporation from August 2002 to January 2004 and Director of Finance from July 2001 to August 2002; served as Chief Financial Officer and Treasurer of Paul-Son Gaming Corporation from July 1998 to July 2001 and served as Corporate Controller-Vice President of Finance of Alliance Gaming Corporation/Bally Gaming, Inc. from 1989 through 1998. Prior to these positions, Mr. Garner practiced public accounting with Ernst & Young and Peat Marwick Mitchell.

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

Based solely on our review of the copies of the reports we received and written representations from the Company’s executive officers, directors and holders of 10% of the common stock, the Company believes that, during fiscal year 2005, there were no forms filed late with the SEC.

Code of Ethics

Pursuant to Item 406 of Regulation S-K, the Company adopted a Code of Ethics governing the behavior of the Company’s principal executive and senior financial officers.

Item 11. Executive Compensation

Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2005, 2004 and 2003 of Paul W. Lowden, the Chief Executive Officer and John M. Garner, the Chief Financial Officer. There were no other executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2005 that earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2005.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)		Other Annual Compensation ($)(1)	All Other Compensation($)
Paul W. Lowden	2005	$550,000	$200,000	(2)	$0	$64,846	(3)
President, Chairman	2004	571,154	200,000	(2)	0	79,755	(3)
of the Board and CEO	2003	550,000	200,000	(2)	0	71,344	(3)

John M. Garner	2005	$110,865	$0	(4)	$0	$5,709	(4)
Chief Financial	2004	95,000	1,000	(4)	0	2,371	(4)
Officer	2003	0	0	(4)	0	0	(4)

(1)	The Company provides perquisites and other personal benefits, including automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company’s hotel-casino. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry, the Company believes the value of all such perquisites and other personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the person named above.

(2)	See “Compensation Arrangements with Mr. Lowden.”
(3)	“All Other Compensation” for Mr. Lowden in fiscal 2005 includes $7,272 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $5,413 for the benefit of Mr. Lowden, payment of $17,525 for household services for the benefit of Mr. Lowden, medical reimbursement of $31,661 for the benefit of Mr. Lowden and $2,975 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Paul W. Lowden in fiscal 2004 includes $7,404 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $4,941 for the benefit of Mr. Lowden, payment of $31,356 for household services for the benefit of Mr. Lowden, medical reimbursement of $32,804 for the benefit of Mr. Lowden and $3,250 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Paul W. Lowden in fiscal 2003 includes $7,404 group term life insurance paid by the Company for the benefit of Mr. Lowden,, auto and gas reimbursement of $25,994 for the benefit of Mr. Lowden, payment of $34,946 for household services for the benefit of Mr. Lowden and $3,000 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden.
(4).	“All Other Compensation” for Mr. Garner in fiscal 2005 includes auto and gas reimbursement of $4,880 for the benefit of Mr. Garner, and $829 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Garner. “All Other Compensation” for John Garner in fiscal 2004 includes auto and gas reimbursement of $2,371 for the benefit of Mr. Garner.

Compensation Arrangements with Mr. Lowden

The Compensation Committee approved Mr. Lowden’s compensation package for fiscal year 2005, which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden’s efforts, the Compensation Committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2005.

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

Compensation Plans

Stock Option Plan

The Company’s Stock Option Plan provided for the grant of options up to an aggregate of 1,239,070 shares of its common stock to key employees as determined by the Compensation Committee. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. The Company ceased granting options under the Stock Option Plan as of September 30, 2003 as the plan had expired in 2002. However, the shareholders, in July 2005, approved amending the plan whereby the plan was extended until 2012. There were approximately 450,000 shares issued evenly to three individuals in April 2005, one of which is the CEO of the Company, Paul W. Lowden. However, in May 2005, Mr. Lowden informed the Compensation Committee of the Board of Directors that he forfeited his 150,000 stock options. As of September 30, 2005, there were approximately 800,000 options outstanding under the Stock Option Plan and approximately 300,000 options which are available for issuance under the Stock Option Plan.

1998 Subsidiary Stock Option Plans

The Company and certain of its subsidiaries, SFHI, Inc., Sahara Las Vegas Corp., and Pioneer Hotel Inc., have adopted Subsidiary Plans. The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s common stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company’s long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2005, no options had been granted under any Subsidiary Plans.

Savings Plan

The Company has adopted a savings plan qualified under Section 401(k) of the Code (the “Savings Plan”). The Savings Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2005 was approximately $49,000 of which approximately $3,000 and $1,000 were contributed by the Company to the account of Mr. Lowden and all other executive officers as a group, respectively, as matches for employee contributions made.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee, John W. Delaney and William J. Raggio, are non-employee directors. Mr. Delaney has never been an officer of the Company or of any of its subsidiaries. Mr. Delaney is the president of J & J Mortgage, a mortgage banking company of which Paul W. Lowden is a director and sole stockholder. During fiscal 2001 through fiscal 2003, the Company purchased from J & J Mortgage an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. See Item 13, “Certain Relationships and Related Transactions.” William J. Raggio, who from 1982 to 1999 served as Vice-President, Secretary and General Counsel of the Company and its predecessors, is a shareholder and a member of the law firm of Jones Vargas. During fiscal years 2005 and 2004, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following sets forth information regarding beneficial ownership of the common stock and the exchangeable redeemable preferred stock of the Company, as of December 27, 2005, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock or preferred stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent	Shares of Preferred Stock		Percent
Paul W. Lowden (1)	4,980,144	(2)(3)	75.5%	810,000	(3)	18.4%
Suzanne Lowden	4,792	(4)(5)	*	2,524	(5)	*
John W. Delaney	13,750	(6)	*	0		0
William J. Raggio	17,972	(6)	*	5,472		*
Howard Foster	5,300		*	99,126	(8)	2.2%
Jay Parthemore	175,249	(7)	2.8%	200		*
All Directors and Officers as a group (7 persons)	5,197,207		79.0%	917,322		20.8%

*	Less than 1.0%
(1)	The address for Paul W. Lowden is c/o Archon Corporation, 3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(2)	Includes 1,528,970 shares held by LICO, which is wholly owned by Mr. Lowden and 359,510 shares that may be acquired upon the exercise of outstanding stock options.
(3)	Includes 804,941 shares held by LICO, which is wholly owned by Mr. Lowden.
(4)	Includes 4,521 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.
(5)	Includes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mr. Lowden reflected in the table.
(6)	Includes 12,500 shares that may be acquired upon the exercise of outstanding stock options.
(7)	Includes 9,342 shares in investment accounts held by Mr. Parthemore’s spouse and mother-in-law. Although Mr. Parthemore has investment power over these securities, Mr. Parthemore disclaims beneficial ownership in these securities.
(8)	Includes 69,426 shares owned by clients of Mr. Foster for which Mr. Foster has investment power but no pecuniary interest.

Item 13. Certain Relationships and Related Transactions

The Company believes that all transactions mentioned below are on terms at least as favorable to the Company as would have been obtained from an unrelated third party.

Paul W. Lowden and Suzanne Lowden are married to one another.

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2005, the Company had expended approximately $250,000 for commercial development of the technology, all of which was expended prior to fiscal 2004.

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

During fiscal 2001 through fiscal 2003, the Company purchased an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. The loans were purchased by the Company for the principal amount, plus accrued interest, if any. J & J Mortgage is owned by LICO, which in turn is owned by Paul W. Lowden. John W. Delaney is the president of J & J Mortgage. At September 30, 2005, the Company was owed approximately $300,000 from J and J Mortgage.

William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal year 2005 and 2004, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

See “Executive Compensation – Compensation Arrangements with Mr. Lowden” for information regarding certain bonus arrangements for Mr. Lowden and obligations of LICO, a company wholly-owned by Mr. Lowden, owed to the Company.

Item 14. Principal Accountant Fees and Services

The following fees were billed by Ernst & Young, LLP and Deloitte & Touche LLP, respectively, for services provided to the Company for the fiscal years ended September 30, 2005 and 2004:

	2005	2004
Audit Fees:	$158,272	$213,423

Audit Related Fees	$21,625	$13,000

Tax Fees	$0	$18,000

Audit fees are the aggregate fees billed for professional services rendered in connection with the engagement to audit the Company’s annual financial statements for the fiscal years ended September 30, 2005 and 2004 including the reviews of the financial statements included in the Company’s Form 10-Q’s for that fiscal year.

Audit related fees billed in fiscal 2005 and 2004 are for professional services rendered in connection with the audit of the Company’s 401(k) retirement plan for the years ended December 31, 2004 and December 2003, respectively.

Tax fees in 2004 are for professional services rendered in connection with the preparation of the Company’s 2002 federal income tax returns and fees billed in 2003 are for professional services rendered in connection with the assistance on property tax matters.

In 2005 and 2004, no fees were paid to Ernst & Young, LLP and Deloitte & Touche LLP pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

The Audit Committee Guidelines for Pre-Approval of Independent Auditor Services is attached to this 10-K as Exhibit 99. During the fiscal year ended September 30, 2005, all services provided by the external auditor were pre-approved by the Company’s Audit Committee.

PART IV

Item 15. Exhibits and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(b)	Reports on Form 8-K filed during the fourth fiscal quarter of 2005.

None

(c)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (12)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.5	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.6	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.7	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.8	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.9	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.10	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.11	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

10.12	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.13	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.14	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.15	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.16	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

Exhibit Number	Description of Exhibit
10.17	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.18	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.19	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.20	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.21	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.22	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.23	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.24	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (13)

10.25	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (13)

10.26	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (13)

10.27	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (14)

10.28	Security Agreement and Second Deed of Trust Dated October 8, 2002 (15)

10.29	Demand Note dated February 6, 2003 in favor of Archon Corporation. (16)

14.1	Code of Ethics (16)

21	Subsidiaries of Archon Corporation (17)

23.1	Consent of Ernst & Young LLP*

23.2	Consent of Deloitte & Touche LLP*

31.1	Certification of Paul W. Lowden, Principal Executive Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John M. Garner, Principal Financial Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99	Pre-approval Policy of Audit Committee (18)

*	Filed concurrently herewith.

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.
(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K/A (Amendment No. 1) dated January 23, 2004 and incorporated herein by reference.
(18)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Proxy Statement on Schedule 14A dated May 7, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

January 6, 2006	By:	/s/ Paul W. Lowden
(Date Signed)		Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Paul W. Lowden Paul W. Lowden	Chairman of the Board and President (Principal Executive Officer)	January 6, 2006

/s/ John Delaney John Delaney	Director	January 6, 2006

/s/ Suzanne Lowden Suzanne Lowden	Director	January 6, 2006

/s/ William J. Raggio William J. Raggio	Director	January 6, 2006

/s/ Howard E. Foster Howard E. Foster	Special Director	January 6, 2006

/s/ Jay Parthemore Jay Parthemore	Special Director	January 6, 2006

/s/ John M. Garner John M. Garner	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	January 6, 2006