Form 10-Q
period 2005-12-31
ARCHON CORP
filed 2006-02-14
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

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

6,235,931 as of February 13, 2006

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,477,035	$2,116,708
Investment in marketable securities	6,065,543	6,803,967
Accounts receivable, net	148,806	1,051,998
Inventories	343,325	355,459
Prepaid expenses and other	926,744	761,307

Total current assets	9,961,453	11,089,439
Land held for development	21,504,400	21,504,400
Property held for investment, net	129,743,541	130,536,513
Property and equipment, net	28,147,690	28,713,752
Other assets	7,683,718	7,793,447

Total assets	$197,040,802	$199,637,551

See the accompanying Notes to Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	December 31, 2005	September 30, 2005
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,959,434	$2,096,606
Interest payable	350,739	1,255,096
Accrued and other liabilities	3,368,745	3,197,668
Current portion of debt	14,050,968	14,915,525
Current portion of non-recourse debt	1,983,152	1,915,478

Total current liabilities	22,713,038	23,380,373
Debt – less current portion	436,475	484,856
Non-recourse debt – less current portion	78,491,409	79,013,926
Deferred income taxes	27,121,474	27,353,693
Other liabilities	47,325,984	48,021,017
Stockholders’ equity	20,952,422	21,383,686

Total liabilities and stockholders’ equity	$197,040,802	$199,637,551

See the accompanying Notes to Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2005	2004
Revenues:
Casino	$5,697,190	$5,771,828
Hotel	558,382	530,132
Food and beverage	1,670,253	1,668,255
Investment properties	3,100,562	3,100,562
Other	828,309	550,948

Gross revenues	11,854,696	11,621,725
Less casino promotional allowances	(1,415,203)	(1,446,361)

Net operating revenues	10,439,493	10,175,364

Operating expenses:
Casino	3,323,463	3,299,577
Hotel	243,950	205,077
Food and beverage	932,671	1,029,214
Other	394,925	251,132
Selling, general and administrative	883,615	962,360
Corporate expenses	856,895	1,129,367
Utilities and property expenses	1,128,776	1,180,592
Depreciation and amortization	1,390,205	1,503,923
Loss on disposal of assets	0	248,419

Total operating expenses	9,154,500	9,809,661

Operating income	1,284,993	365,703
Interest expense	(2,229,611)	(2,904,419)
Interest and other income	129,559	184,039

Loss before income tax benefit	(815,059)	(2,354,677)
Federal income tax benefit	285,271	824,137

Net loss	(529,788)	(1,530,540)
Dividends accrued on preferred shares	(377,819)	(386,925)

Net loss applicable to common shares	$(907,607)	$(1,917,465)

Average common shares outstanding	6,235,931	6,221,431

Average common and common equivalent shares outstanding	6,235,931	6,221,431

Loss per common share:
Basic and diluted	$(0.15)	$(0.31)

See the accompanying Notes to Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Months Ended December 31, 2005

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, October 1, 2005	$62,359	$9,445,483	$58,342,933	$(47,742,393)	$1,363,078	$(87,774)	$21,383,686
Net loss				(529,788)			(529,788)
Unrealized gain on marketable securities					98,524		98,524

Balances, December 31, 2005	$62,359	$9,445,483	$58,342,933	$(48,272,181)	$1,461,602	$(87,774)	$20,952,422

See the accompanying Notes to Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Cash and cash equivalents provided by operations	$955,175	$316,773
Changes in assets and liabilities:
Accounts receivable, net	903,192	3,146,732
Inventories	12,134	19,426
Prepaid expenses and other	(165,438)	(178,569)
Deferred income taxes	(285,271)	(824,137)
Other assets	14,971	(118,020)
Accounts payable	862,828	538,093
Interest payable	(904,357)	(1,666,690)
Accrued and other liabilities	(337,640)	1,727,802
Other liabilities	(186,316)	0

Net cash provided by operating activities	869,278	2,961,410

Cash flows from investing activities:
Capital expenditures	(31,170)	(254,715)
Marketable securities purchased	0	(806,200)
Marketable securities sold	890,000	0
Investments in partnerships	0	(100,000)

Net cash provided by (used in) investing activities	858,830	(1,160,915)

Cash flows from financing activities:
Proceeds from debt	0	793,526
Paid on debt and obligation under lease	(1,367,781)	(3,440,545)
Preferred stock acquired	0	(534)

Net cash used in financing activities	(1,367,781)	(2,647,553)

Increase in (decrease in) cash and cash equivalents	360,327	(847,058)
Cash and cash equivalents, beginning of period	2,116,708	3,442,418

Cash and cash equivalents, end of period	$2,477,035	$2,595,360

See the accompanying Notes to Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Reclassification: Certain amounts reported in the December 31, 2004 consolidated financial statements have been reclassified to conform with the presentation of the December 31, 2005 consolidated financial statements.

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

Earnings Per Share. The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 800,000 and 450,000 were not included in diluted calculations during the quarters ended December 31, 2005 and 2004, respectively, as the Company incurred a net loss during these periods and the effect would be antidilutive.

Accounting for Stock-Based Compensation. On October 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to October 1, 2005, it accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

There was no impact on our net loss for the first quarter of 2006 as no share-based payments were unvested as of October 1, 2005 and no share-based payments have been granted subsequent to October 1, 2005. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards.

There is also no impact on net loss and loss per share for the quarter ended December 31, 2004 if the Company had applied the fair value recognition provisions of FAS 123R as no share based payments were unvested as of September 30, 2004 and no share based-payment were granted during the quarter ended December 31, 2004.

As of December 31, 2005, we have the following share-based compensation plans:

Key Employee Stock Option Plan: The Company’s Key Employee Stock Option Plan (the “Stock Option Plan”) provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants had generally vested over a three-year period from the employee’s hire date. The Stock Option Plan ceased granting options as of September 30, 2003 as the plan had expired. However, in July 2005, the Stock Option Plan was reinstated for an additional 10-year period. During the quarter ended December 31, 2005, there were no stock options granted under the Stock Option Plan. As of December 31, 2005, there were approximately 804,860 options outstanding and exercisable under the Stock Option Plan. During the quarter ended December 31, 2005, no options were exercised.

1995 Non-Employee Director Stock Option Plan: In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of December 31, 2005, there were 25,000 options outstanding and exercisable under this plan. During the quarter ended December 31, 2005, no options were exercised.

Subsidiary Stock Option Plans: SFHI, SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of December 31, 2005, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the first quarter of fiscal 2006 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2005:	830	$8.05	4.7 years	$24,656
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at December 31, 2005	830	$8.05	4.7 years	$25,353
Exercisable at December 31, 2005	830	$8.05	4.7 years	$25,353

As of December 31, 2005, there was no unrecognized compensation cost related to unvested stock options. There were no options exercised in the first quarter of fiscal 2006. There were no unvested shares at December 31, 2005.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

For options granted prior to October 1, 2005, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock; we used the graded vested method for expense attribution.

For options granted after October 1, 2005, and valued in accordance with FAS 123R, we will use the straight-line method for expense attribution, and we will estimate forfeitures and only recognize expense for those shares expected to vest.

	Three months ended
	December 31, 2005	December 31, 2004
Weighted average assumptions:
Expected stock price volatility	N/A	80.0%
Risk-free interest rate	N/A	5.0%
Expected option lives (in years)	N/A	2
Expected dividend yield	N/A	N/A
Estimated fair value of options, net of tax effect	N/A	$1,399
Estimated fair value of options per share, net of tax effect	N/A	$0.22

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

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

Recently Issued Accounting Standards.

EITF 04-8. – In December 2004, the Financial Accounting Standards Board’s (the “FASB’s”) U.S. Emerging Issues Task Force issued EITF No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which requires the inclusion of convertible shares in diluted EPS regardless of whether the market price trigger has occurred for all periods presented. As the Company does not have contingently convertible debt, this requirement will not have an impact on the Company’s consolidated financial statements.

SFAS 123(R). – In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment, replacing SFAS No. 123, Accounting for Stock-Based Compensation, and superseding APB 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires recognition of share-based compensation in the financial statements. SFAS No. 123(R) was effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted this statement during the quarter ended December 31, 2005 without any significant financial statement impact.

EITF 04-5. – In June 2005, the EITF reached a consensus on recently issued EITF No. 04- 5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which addresses when a general partner, or general partners as a group, control and should therefore, consolidate a limited partnership. Under EITF No. 04-5, a sole general partner is presumed to control a limited partnership when certain conditions are met. We are currently evaluating if we will be required to consolidate the accounts of Santa Fe Mining Corp (“SFMC”) beginning in the fiscal year ending September 30, 2007.

The Company currently accounts for its 50% ownership in SFMC using the equity method of accounting whereby its equity in SFMC is reflected in the caption “Other assets” within its consolidated balance sheets. After adopting this accounting guidance, the Company will consolidate all accounts of SFMC into its consolidated financial statements, and the Company plans to adopt this guidance during its fiscal quarter ending December 31, 2006.

SFAS 153. – In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, amending APB No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and will be adopted by the Company in the fourth quarter of fiscal 2005. We anticipate no material impact on our results of operations or financial position as a result of adopting this statement.

FIN 47. – In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if we can reasonably estimate the fair value of the liability. When sufficient information exists, we should factor uncertainty about the amount and / or timing of future settlement in the liability measurement. The interpretation is effective for the end of fiscal years ending after December 15, 2005, which for the Company is the fiscal year ended September 30, 2006. The Company anticipates no material impact on its results of operations, financial position or cash flows from the adoption of FIN 47.

3.	Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three months ended December 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Net loss	$(530)	$(1,531)
Unrealized gain on marketable securities, net of income taxes	99	594

Comprehensive loss	$(431)	$(937)

4.	Other Assets

Included in “Other Assets” at December 31, 2005 and September 30, 2005 are unamortized loan issue costs and deferred rents (approximately $4.8 million and $4.7 million, respectively), which were incurred when the Company acquired certain rental property. The unamortized loan issue costs are being amortized on a straight-line basis, which closely approximates the effective interest method, over the loan period, and the deferred rents are being amortized using the straight-line method over the remaining lease periods.

Also included in “Other Assets” at December 31, 2005 and September 30, 2005, respectively, is approximately $100,000 and $300,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Miscellaneous investments in key man life insurance policies and unconsolidated entities are also included in Other Assets and total approximately $2.4 million at December 31, 2005 and September 30, 2005, respectively.

5.	Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through December 31, 2005, the Company had expensed approximately $250,000 for commercial development of the technology, although none have been expensed in the three months ended December 31, 2005.

See Note 4 for information regarding transactions between the Company and J & J Mortgage.

6.	Federal Income Tax

The Company recorded federal income tax benefits, based on statutory rates, of approximately $0.3 million and $0.8 million for the quarters ended December 31, 2005 and 2004, respectively. The Company has recorded deferred tax assets related to net operating assets as the Company is able to offset its assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, a valuation allowance would need to be recorded and would impact the Company’s future results of operations.

7.	Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the three-month periods ended December 31, 2005 and 2004 is presented below:

	2005	2004
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$3,012	$4,503

Cash paid during the period for income taxes	$0	$0

Unrealized gain on marketable securities	$99	$594

8.	Segment Information

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three-month periods ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005	2004
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$6,937	$6,876

Operating income	$(542)	$(1,006)

Depreciation and amortization	$562	$660

Interest expense	$356	$299

Interest and other income	$3	$2

Net loss before income taxes	$(895)	$(1,303)

Capital expenditures / transfers	$31	$54

Identifiable assets (1)	$30,921	$33,835

Investment Properties:
Net operating revenues	$3,101	$3,101

Operating income	$2,308	$2,308

Depreciation and amortization	$793	$793

	Three Months Ended December 31,
	2005	2004
	(dollars in thousands)
Interest expense	$1,890	$2,646

Interest and other income	$1	$0

Net income / (loss) before income taxes	$418	$(338)

Capital expenditures / transfers	$0	$0

Identifiable assets (1)	$134,388	$137,636

Other and Eliminations:
Net operating revenues	$401	$198

Operating income	$(481)	$(936)

Depreciation and amortization	$35	$51

Interest expense	$(16)	$(41)

Interest and other income	$126	$182

Net loss before income taxes	$(338)	$(714)

Capital expenditures / transfers	$0	$201

Identifiable assets (1)	$31,732	$31,972

Total:
Net operating revenues	$10,439	$10,175

Operating income	$1,285	$366

Depreciation and amortization	$1,390	$1,504

Interest expense	$2,230	$2,904

Interest and other income	$130	$184

Net loss before income taxes	$(815)	$(2,355)

Capital expenditures / transfers	$31	$255

Identifiable assets (1)	$197,041	$203,443

(1)	Identifiable assets represent total assets less elimination for intercompany items

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended September 30, 2005. These historical financial statements may not be indicative of the Company’s future performance.

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel and Gambling Hall (the “Pioneer”). It also owns land in Las Vegas, Nevada on the Las Vegas Strip that it may develop in the future (the “Strip Property”). Management may develop the Strip Property as it believes that the trend of continued development in Las Vegas, Nevada of themed resorts which attract visitors will continue in the foreseeable future.

The Company’s property in Laughlin, Nevada has experienced a flattening and, to a certain extent, a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Management believes Laughlin has now become a mature market with marginal, if any, growth forecasted for the next few years based on its current plans.

Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years.

During the quarters ended December 31, 2005 and 2004, the Company incurred a net loss applicable to common shareholders of approximately $0.9 million and $1.9 million, respectively. The $1.0 million improvement in results of the 2005 quarter was due to reduced interest costs associated with its investment properties and slight improvements at the Pioneer. Management continues to pursue additional strategies to regain or increase market share at the Pioneer but can give no assurance that this will occur.

Investment Properties:

During fiscal year 2001, the Company acquired certain investment properties as part of a Section 1031 exchange. The investment properties are located in Gaithersburg, MD and Dorchester, MA. The Company acquired the properties and nonrecourse debt associated with the properties which are subject to long-term leases. Tenants remit payments to banks according to the terms of the leases and notes. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $12.4 million annually and will remain at this level until approximately 2020. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $3.2 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the leases and debt amortization, the fair market values of the properties may be different than its book values. Interest is presently being expensed at approximately $7.5 million annually and will decrease in relation to debt principal reductions through 2020.

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

Results of Operations – Three Months Ended December 31, 2005 and 2004

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended December 31, 2005 were $10.4 million, a $0.2 million, or 3%, increase from $10.2 million for the quarter ended December 31, 2004. Income from the investment properties was $3.1 million in each of the quarters ended December 31, 2005 and 2004. Revenues increased less than $0.1 million, or approximately 1%, at the Pioneer.

Operating Expenses. Total operating expenses decreased approximately $0.6 million, or 7%, to $9.2 million for the quarter ended December 31, 2005 from $9.8 million for the quarter ended December 31, 2004. Total operating expenses as a percentage of net revenue decreased to 88% for the 2005 quarter from 96% for the 2004 quarter. Operating expenses decreased by approximately $0.4 million, or 5%, at the Pioneer and legal expenses decreased approximately $.0 million during the quarter ended December 31, 2005. During the three months ended December 31, 2004, the Company disposed of certain older slot machines no longer deemed useful and incurred a loss with the disposal of approximately $0.2 million. No such charges were incurred in the 2005 period.

Operating Income. Consolidated operating income for the quarter ended December 31, 2005 was $1.3 million, an increase of $0.9 million, or 251%, from $0.4 million for the quarter ended December 31, 2004. This increase was principally due to the aforementioned change in net operating revenues and operating expenses. Operating income of $2.3 million for each of the three-month periods ended December 31, 2005 and 2004 is attributable to the investment properties. Operating income improved by $0.5 million at the Pioneer. The operating loss at corporate was $0.4 million less than in the prior year’s quarter.

Interest Expense. Consolidated interest expense for the three months ended December 31, 2005 was $2.2 million, a $0.7 million, or 23%, decrease compared to $2.9 million for the three months ended December 31, 2004. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income was $0.1 million and $0.2 million for each of the quarters ended December 31, 2005 and 2004, respectively.

Loss Before Income Tax. Consolidated loss before income tax for the quarter ended December 31, 2005 was $0.8 million, a $1.6 million decrease in the pre-tax loss compared to a loss before income tax of $2.4 million for the quarter ended December 31, 2004.

Federal Income Tax. The Company recorded federal income tax benefits, based on federal statutory rates, of $0.3 million and $0.8 million for the quarters ended December 31, 2005 and 2004, respectively.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $400,000 for each of the three-month periods ended December 31, 2005 and 2004 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $0.9 million, or $0.15 per common share, for the quarter ended December 31, 2005 and $1.9 million, or $0.31 per common share, for the quarter ended December 31, 2004.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer increased less than $0.1 million, or approximately 1%, to $6.9 million in the three months ended December 31, 2005.

Casino revenues decreased $0.1 million, or 1%, to $5.7 million in the three months ended December 31, 2005 from $5.8 million in the three months ended December 31, 2004. Slot and video poker revenues were unchanged at $5.2 million in the three months ended December 31, 2005 and 2004. Other gaming revenues, including table games, decreased $0.1 million, or approximately 15%, to $0.5 million in the three months ended December 31, 2005 from the three months ended December 31, 2004, primarily due to a decrease in table game hold. Casino promotional allowances were unchanged at $1.4 million in the three months ended December 31, 2005 from the three months ended December 31, 2004.

Hotel revenues were approximately $0.6 and $0.5 million for the three months ended December 31, 2005 and 2004, respectively. A decrease in occupancy rates was offset by an increase in average daily room rates from $24.73 in the 2004 period to $32.89 in the 2005 period. Management believes competitive pressures in the Laughlin market in the 2005 period caused the decline in occupancy rates. Food and beverage revenues were unchanged at

$1.7 million for the three months ended December 31, 2005 and 2004. Other revenues were unchanged at $0.4 million for the quarters ended December 31, 2005 and 2004.

Operating Expenses. Operating expenses decreased approximately $0.4 million, or 5%, to $7.5 million in the three months ended December 31, 2005 from $7.9 million in the three months ended December 31, 2004. Operating expenses as a percentage of net revenue decreased to 108% in the current year period from 115% in the prior year period.

Casino expenses were unchanged at $3.3 million in the three months ended December 31, 2005 and 2004. Casino expenses as a percentage of casino revenues increased to 58% in the current year period from 57% in the prior year period.

Hotel expenses were unchanged at $0.2 million in the 2005 and 2004 periods. Food and beverage expenses decreased $0.1 million to $0.9 million in the three months ended December 31, 2005 from $1.0 million in the three months ended December 31, 2004. Food and beverage expenses as a percentage of food and beverage revenues decreased to 56% in the current year period from 62% in the prior year period. Other expenses increased $0.2 million to $0.4 million for the three months ended December 31, 2005. Other expenses as a percentage of other revenues increased to 91% in the current year period from 66 % in the prior year period.

Selling, general and administrative expenses decreased $0.1 million, or 9%, to $1.1 million in the quarter ended December 31, 2005 from $1.2 million during the quarter ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues decreased to 16% in the current year period from 18% in the prior year period. Utilities and property expenses decreased $0.1 million, or 8%, to $0.9 million in the current year period from $1.0 million, due to reduced rent expense. Utilities and property expenses as a percentage of revenues decreased to 13% from 14%. Depreciation and amortization expenses decreased $0.1 million to $0.6 million in the 2005 from $0.7 million.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of December 31, 2005 (for the nine-month period ending September 30, 2006 and for the fiscal years ending September 30, 2007, 2008, 2009, 2010, 2011, 2012 and thereafter.)

	Payments Due By Periods (1)
	2006	2007	2008	2009	2010	2011	2012 and thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,462	$2,195	$2,490	$2,828	$3,186	$3,573	$33,541	$49,275
Sovereign	0	0	0	0	0	0	31,199	31,199
Debt:
Building	61	14	0	0	0	0	0	75
Equipment	888	417	19	0	0	0	0	1,324
Mortgage obligation	11,943	0	0	0	0	0	0	11,943
Other	1,145	0	0	0	0	0	0	1,145
Operating leases:
Ground lease	183	352	352	352	352	352	23,701	25,644
Corporate offices	52	22	0	0	0	0	0	74
Total	$15,734	$3,000	$2,861	$3,180	$3,538	$3,925	$88,441	$120,679

(1)

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt – $4.5 million (2006), $7.1 million (2007), $7.0 million (2008), $6.8 million (2009), $6.6 million (2010),

$6.3 million (2011) and $39.9 million (2012 and thereafter)), and (ii) Long-term debt - $0.8 million (2006), $0.3 million (2007), $0 (2008), $0 (2009), $0 (2010), $0 (2011) and $0 (2012 and thereafter).

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

Under an existing debt agreement with a bank, the Company is obligated to make a balloon payment of approximately $11.5 million in December 2006. The Company will either have to sell certain assets or will have to refinance this debt as current cash balances and projected cash flow from operations is not expected to equal this debt obligation. Although the Company believes one of these alternatives will occur, the Company can give no assurance that assets can be sold or that the debt can be refinanced at terms acceptable to the Company. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board.

Liquidity. As of December 31, 2005, the Company held cash and cash equivalents of approximately $2.5 million compared to $2.1 million at September 30, 2005. The Company had $6.1 million in investment in marketable securities at December 31, 2005 compared to $6.8 million at September 30, 2005. The investment properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

The Company has a balloon payment due in December 2006 of approximately $11.5 million related to debt owed to a bank. The Company plans to either refinance the debt or sell certain assets of the Company to pay the obligation. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by Paul W. Lowden, the Company’s CEO, Chairman of the Board and primary stockholder.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $0.9 million for the three months ended December 31, 2005 as compared to $3.0 million for the three months ended December 31, 2004. The decrease of $2.1 million was primarily due to working capital changes in accrued liabilities and accounts receivable within the periods.

Cash Flows from Investing Activities. Cash provided by investing activities was $0.9 million for the three months ended December 31, 2005, as compared to cash used in investing activities of approximately $1.2 million for the three months ended December 31, 2004. In the current year period, the Company sold $0.9 million of marketable securities. In the prior year period, the company invested $0.8 million in marketable securities, $0.1 million in a partnership and approximately $0.3 million in capital equipment.

Cash Used in Financing Activities. Cash used in financing activities was $1.4 million for the three months ended December 31, 2005 as compared to $2.6 million for the three months ended December 31, 2004. In the 2005 period, the Company made $1.4 million in debt payments. In the 2004 period, larger contractually required debt payments offset, in part, by borrowings caused the cash usage of approximately $2.6 million.

The Company’s primary source of operating cash is from the Pioneer operations, from interest income on available cash and cash equivalents and investments in marketable securities and, to a lesser extent, from net cash generated from the leasing of certain land owned on the Las Vegas strip. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. Sahara Las Vegas Corp. (“SLVC”), an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with a condominium developer. SLVC generates minimal cash from the lease agreement after payment of property costs, most notably property taxes.

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

Payments of rent expense was approximately $.0 and $0.1 million for the three months ended December 31, 2005 and 2004, respectively. Capital expenditures to maintain the facility in fiscal 2006 are expected to be less than $1 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. As of December 31, 2005, the aggregate liquidation preference of the preferred stock was approximately $20.6 million, or $4.67 per share, which includes dividends accrued on the preferred stock for the three months ended December 31, 2005 although the dividends are not actually owed until March 31, 2006 and each succeeding six-month period.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of February 11, 2005, the Company had purchased 709,305 shares of preferred stock for $1.4 million under this program. Previously, the Company had purchased 276,627 shares for $452,232. During the three months ended December 31, 2005, the Company did not purchase any of its outstanding preferred shares.

Recently Issued Accounting Standards

The Company keeps abreast of new generally accepted principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards which may affect our financial results are noted in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt at December 31, 2005 of approximately $14 million, of which approximately $13 million bears interest at a variable rate (approximately 8.25% at December 31, 2005). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $130,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases of Archon preferred stock during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2005:
October 1, 2005 through October 31, 2005	0	$0	709,305	$1,129,958

November 2005:
November 1, 2005 through November 30, 2005	0	$0	709,305	$1,129,958

December 2005:
December 1, 2005 through December 31, 2005	0	$0	709,305	$1,129,958

All shares of preferred stock were purchased pursuant to a $2.5 million stock repurchase program which was previously approved by our Board of Directors. Funds are available until expended or until the program is suspended by the Chief Executive Officer or by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation on Preferred Stock with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 16% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of December 31, 2005, the aggregate liquidation preference of the preferred stock was approximately $20.6 million, or $4.67 per share, which includes dividends accrued on the preferred stock for the three months ended December 31, 2005 although the dividends are not actually owed until March 31, 2006 and each succeeding six-month period.

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

Date: February 13, 2006