Form 10-Q
period 2006-03-31
ARCHON CORP
filed 2006-05-15
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-9481

ARCHON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0304348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4336 Losee Road, Suite 5, North Las Vegas, Nevada, 89030

(Address of principal executive office and zip code)

(702) 732-9120

(Registrant’s telephone number, including area code)

3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada, 89109

(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,235,931 as of May 12, 2006

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,209,391	$2,116,708
Investment in marketable securities	7,051,650	6,803,967
Accounts receivable, net	1,082,674	1,051,998
Inventories	392,416	355,459
Prepaid expenses and other	1,187,309	761,307

Total current assets	12,923,440	11,089,439
Land held for development	21,504,400	21,504,400
Property held for investment, net	128,950,569	130,536,513
Property and equipment, net	27,641,481	28,713,752
Other assets	8,282,638	7,793,447

Total assets	$199,302,528	$199,637,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	March 31, 2006	September 30, 2005
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,275,538	$2,096,606
Interest payable	1,317,880	1,255,096
Accrued and other liabilities	3,620,420	3,197,668
Current portion of debt	14,707,906	14,915,525
Current portion of non-recourse debt	2,051,633	1,915,478

Total current liabilities	23,973,377	23,380,373
Debt – less current portion	298,977	484,856
Non-recourse debt – less current portion	77,950,611	79,013,926
Deferred income taxes	27,726,022	27,353,693
Other liabilities	47,133,222	48,021,017
Stockholders’ equity	22,220,319	21,383,686

Total liabilities and stockholders’ equity	$199,302,528	$199,637,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Casino	$7,388,010	$6,797,877	$13,085,200	$12,569,705
Hotel	773,747	705,397	1,332,129	1,235,529
Food and beverage	2,061,936	1,871,513	3,732,189	3,539,768
Investment properties	3,100,561	3,100,561	6,201,123	6,201,123
Other	877,930	1,109,742	1,706,239	1,660,690

Gross revenues	14,202,184	13,585,090	26,056,880	25,206,815
Less casino promotional allowances	(1,753,594)	(1,542,888)	(3,168,797)	(2,989,249)

Net operating revenues	12,448,590	12,042,202	22,888,083	22,217,566

Operating expenses:
Casino	3,631,031	3,435,319	6,954,494	6,734,896
Hotel	259,032	259,846	502,982	464,923
Food and beverage	987,984	1,026,691	1,920,655	2,055,905
Other	426,348	253,976	821,273	505,108
Selling, general and administrative	866,280	804,290	1,749,895	1,766,650
Corporate expenses	920,781	1,072,971	1,777,676	2,202,338
Utilities and property expenses	1,101,343	1,117,396	2,230,119	2,297,988
Depreciation and amortization	1,380,824	1,461,656	2,771,029	2,965,579
Loss (gain) on disposal of assets	0	(3,771)	0	244,648

Total operating expenses	9,573,623	9,428,374	18,728,123	19,238,035

Operating income	2,874,967	2,613,828	4,159,960	2,979,531
Interest expense	(2,193,311)	(2,837,911)	(4,422,922)	(5,742,330)
Interest and other income	59,514	626,070	189,073	810,109

Income (loss) before income taxes	741,170	401,987	(73,889)	(1,952,690)
Federal income tax (expense) benefit	(259,410)	(140,695)	25,861	683,442

Net income (loss)	481,760	261,292	(48,028)	(1,269,248)
Dividends accrued on preferred shares	(377,820)	(386,925)	(755,639)	(773,850)

Net income (loss) applicable to common shares	$103,940	$(125,633)	$(803,667)	$(2,043,098)

Average common shares outstanding	6,235,931	6,224,033	6,235,931	6,222,718

Average common and common equivalent shares outstanding	6,772,605	6,224,033	6,235,931	6,222,718

Income (loss) per common share:
Basic	$0.02	$(0.02)	$(0.13)	$(0.33)

Diluted	$0.02	$(0.02)	$(0.13)	$(0.33)

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended March 31, 2006

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, October 1, 2005	$62,359	$9,445,483	$58,342,933	$(47,742,393)	$1,363,078	$(87,774)	$21,383,686
Net loss				(48,028)			(48,028)
Stock-based compensation			145,168				145,168
Unrealized gain on marketable securities					739,493		739,493

Balances, March 31, 2006	$62,359	$9,445,483	$58,488,101	$(47,790,421)	$2,102,571	$(87,774)	$22,220,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Cash and cash equivalents provided by operations	$3,057,686	$2,313,008
Changes in assets and liabilities:
Accounts receivable, net	(30,676)	(11,290,320)
Inventories	(36,957)	29,593
Prepaid expenses and other	(426,004)	(258,564)
Deferred income taxes	(25,861)	(683,442)
Other assets	(268,374)	(209,395)
Accounts payable	178,932	364,873
Interest payable	62,784	(59,259)
Accrued and other liabilities	(465,043)	14,885,970

Net cash provided by operating activities	2,046,487	5,092,464

Cash flows from investing activities:
Capital expenditures	(112,813)	(299,164)
Marketable securities purchased	0	(851,177)
Marketable securities sold	890,000	0
Investments in partnerships	(410,333)	(150,000)

Net cash provided by (used in) investing activities	366,854	(1,300,341)

Cash flows from financing activities:
Proceeds from debt	683,069	793,526
Paid on debt and obligation under lease	(2,003,727)	(4,659,798)
Stock options exercised	0	13,120
Preferred stock acquired	0	(534)

Net cash used in financing activities	(1,320,658)	(3,853,686)

Increase (decrease) in cash and cash equivalents	1,092,683	(61,563)
Cash and cash equivalents, beginning of period	2,116,708	3,442,418

Cash and cash equivalents, end of period	$3,209,391	$3,380,855

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

Reclassifications. Certain reclassifications have been made in prior year’s condensed consolidated financial statements to conform to the presentations used in fiscal 2006.

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

Earnings Per Share. The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by the weighted average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 830,000 and 500,000, respectively, were not included in diluted calculations during the six months ended March 31, 2006 and the three and six month periods ended March 31, 2005, as the Company incurred a net loss during these periods and the effect would be antidilutive. However, during the three months ended March 31, 2006, dilutive stock options of approximately 830,000 were included in calculating diluted earnings per share.

Accounting for Stock-Based Compensation. On October 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to October 1, 2005, it accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated. There was no impact on income or basic and diluted earning per share in applying the provisions of FAS 123R as compared to FAS 123 for the three and six months ended March 31, 2006.

Effective March 31, 2006, certain stock options were extended for an additional period of exercise and the Company recorded as part of corporate expenses the stock-based compensation expensed of approximately $0.15 million during the three months ended March 31, 2006. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards.

If the Company would have applied the fair value recognition provisions of FAS 123R for the three and six months ended March 31, 2005, stock-based compensation expense would have been $0.2 million as a result of the extension of certain options to a board member.

As of March 31, 2006, the Company has the following share-based compensation plans:

Key Employee Stock Option Plan: The Company’s Key Employee Stock Option Plan (the “Stock Option Plan”) provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants had generally vested over a three-year period from the employee’s hire date. The Stock Option Plan ceased granting options as of September 30, 2003 as the plan had expired. However, in July 2005, the Stock Option Plan was reinstated for an additional 10-year period. During the three and six months ended March 31, 2006, there were no stock options granted under the Stock Option Plan. As of March 31, 2006, there were approximately 804,860 options outstanding and exercisable under the Stock Option Plan. During the six months ended March 31, 2006, no options were exercised.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss applicable to common shares	$(126)	$(2,043)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0

Pro forma net loss applicable to common shares	$(126)	$(2,043)

Loss per share:
Basic and diluted - as reported	$(0.02)	$(0.33)

Basic and diluted - pro forma	$(0.02)	$(0.33)

1995 Non-Employee Director Stock Option Plan : In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options in March 2002. As of March 31, 2006, there were 25,000 options outstanding and exercisable under this plan. During the six months ended March 31, 2006, no options were exercised.

Subsidiary Stock Option Plans: SFHI, Inc., Sahara Las Vegas Corp (“SLVC”) and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of March 31, 2006, no options had been granted under any of the Subsidiary Plans.

The following table summarizes all stock option activity during the second quarter of fiscal 2006 under all plans:

	Number of Shares (000’s)	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at
September 30, 2005:	830	$8.05	4.5 years	$24,656
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Expired	0	N/A	N/A	N/A
Options outstanding at March 31, 2006	830	$8.05	4.5 years	$25,353
Exercisable at March 31, 2006	830	$8.05	4.5 years	$25,353

As of March 31, 2006, there was no unrecognized compensation cost related to unvested stock options. There were no options exercised in the first six months of fiscal 2006. There were no unvested shares at March 31, 2006.

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

	Six months ended
	March 31, 2006	March 31, 2005
Weighted average assumptions:
Expected stock price volatility	80.0%	80.0%
Risk-free interest rate	4.82%	5.0%
Expected option lives (in years)	2	2
Expected dividend yield	N/A	N/A
Estimated fair value of options, net of tax effect (000’s)	$94	$1,399
Estimated fair value of options per share, net of tax effect	$0.02	$0.22

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

Recently Issued Accounting Standards.

SFAS 151. – The Financial Accounting Standards Board’s (the “FASB’s”) issued SFAS No. 151 (“SFAS 151”), “Inventory Costs-an Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 without any material impact on the Company’s financial position, results of operation or cash flows.

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

2.	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in stockholders’ equity. Comprehensive income (loss) for the three and six months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income (loss)	$482	$261	$(48)	$(1,269)
Unrealized gain on marketable securities	640	74	739	668

Comprehensive income / (loss)	$1,122	$335	$691	$(601)

3.	Other Assets

Included in “Other Assets” at March 31, 2006 and September 30, 2005 are unamortized loan issue costs and deferred rents of approximately $5.3 million and $4.7 million, respectively. The loan issue costs were incurred when the Company acquired certain rental property and debt instruments. The unamortized loan issue costs are being amortized on a straight-line basis, which closely approximates the effective interest method, over the loan period, and the deferred rents are being amortized using the straight-line method over the remaining lease periods.

Also included in “Other Assets” at March 31, 2006 and September 30, 2005 are approximately $0.1 million and $0.3 million, respectively, of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Miscellaneous investments in key man life insurance policies are also included in Other Assets and total approximately $0.7 million at March 31, 2006 and September 30, 2005.

Other assets also include investments in unconsolidated entities of approximately $1.9 million and $1.7 million on March 31, 2006 and September 30, 2005, respectively. One of the unconsolidated entities is a 50% owned LLC which has the following financial profile at and as of March 31, 2006: current and total assets of approximately $0.2 million and $1.0 million, respectively; current and total liabilities of approximately $0.1 million and $0.4 million and total equity of approximately $0.6 million. The entity also had, during the three and six months ended March 31, 2006, revenues of approximately $0.5 million and $1.0 million and pretax income of approximately $0.1 million and $0.2 million, respectively. In accordance with accounting literature, the Company plans to consolidate the entity into its consolidated financial statements in fiscal 2007 because it is the general partner (controlling member) but presently accounts for this investment under the equity method.

4.	Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through March 31, 2006, the Company had expensed approximately $0.4 million for commercial development of the technology, including approximately $30,000 which has been expensed in the six months ended March 31, 2006.

See Note 3 for information regarding transactions between the Company and J & J Mortgage.

5.	Debt

The Company has a financial covenant related to its outstanding debt, due December 2006, of approximately $11.8 million with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties. At March 31, 2006, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement classified as current as a result of the default. Management believes it is not the intention of the lender to declare a default relative to this covenant. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

6.	Federal Income Tax

The Company recorded federal income tax provisions, based on statutory rates, of $0.3 million and $0.1 million for the quarters ended March 31, 2006 and March 31, 2005, respectively. The Company recorded a federal income tax benefit, based on statutory rates, of approximately $26,000 for the six months ended March 31, 2006 and $0.7 million for the six months ended March 31, 2005.

The Company has recorded deferred tax assets related to net operating losses, as the Company believes it is more likely than not that the Company will realize these deferred tax assets. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets, which would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does not generate profits from the sale of long-lived assets in the future, a valuation allowance would need to be recorded, which would impact the Company’s future results of operations.

7.	Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the six-month periods ended March 31, 2006 and 2005 is presented below:

	2006	2005
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$4,137	$5,612

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:
Unrealized gain on marketable securities	$739	$668

8.	Segment Information

The Company’s operations are in the hotel/casino industry and investment properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. “Other and Eliminations” below includes principally financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Set forth below is the financial information for the segments in which the Company operates for the three-month and six-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$8,940	$8,157

Operating income	$1,114	$606

Depreciation and amortization	$553	$616

Interest expense	$339	$318

Interest and other income	$3	$3

Net income before income taxes	$778	$291

Capital expenditures / transfers	$72	$43

Investment Properties:
Net operating revenues	$3,101	$3,101

Operating income	$2,308	$2,308

Depreciation and amortization	$793	$793

Interest expense	$1,866	$2,553

Interest and other income	$1	$0

Net income (loss) before income taxes	$442	$(245)

Capital expenditures / transfers	$0	$0

Other and Eliminations:
Net operating revenues	$408	$784

Operating loss	$(547)	$(300)

Depreciation and amortization	$35	$53

Interest expense	$(12)	$(33)

Interest and other income	$56	$623

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Net income (loss) before income taxes	$(479)	$356

Capital expenditures / transfers	$10	$1

Total:
Net operating revenues	$12,449	$12,042

Operating income	$2,875	$2,614

Depreciation and amortization	$1,381	$1,462

Interest expense	$2,193	$2,838

Interest and other income	$60	$626

Net income (loss) before income taxes	$741	$402

Capital expenditures / transfers	$82	$44

	Six Months Ended March 31,
	2006	2005
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$15,876	$15,032

Operating income (loss)	$572	$(400)

Depreciation and amortization	$1,115	$1,276

Interest expense	$695	$617

Interest and other income	$6	$5

Net loss before income taxes	$(117)	$(1,012)

Capital expenditures / transfers	$103	$97

Identifiable assets (1)	$31,971	$34,104

Investment Properties:
Net operating revenues	$6,201	$6,201

Operating income (loss)	$4,615	$4,615

Depreciation and amortization	$1,586	$1,586

Interest expense	$3,756	$5,199

Interest and other income	$1	$0

Net loss before income taxes	$860	$(584)

Capital expenditures / transfers	$0	$0

Identifiable assets (1)	$135,113	$151,351

Other and Eliminations:
Net operating revenues	$811	$985

Operating income (loss)	$(1,027)	$(1,235)

Depreciation and amortization	$70	$104

	Six Months Ended March 31,
	2006	2005
	(dollars in thousands)
Interest expense	$(28)	$(74)

Interest and other income	$182	$805

Net loss before income taxes	$(817)	$(356)

Capital expenditures / transfers	$10	$202

Identifiable assets (1)	$32,219	$32,073

Total:
Net operating revenues	$22,888	$22,218

Operating income (loss)	$4,160	$2,980

Depreciation and amortization	$2,771	$2,966

Interest expense	$4,423	$5,742

Interest and other income	$189	$810

Net loss before income taxes	$(74)	$(1,952)

Capital expenditures / transfers	$113	$299

Identifiable assets (1)	$199,303	$217,528

(1)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel and Gambling Hall (the “Pioneer”). It also owns land in Las Vegas, Nevada on the Las Vegas Strip that it may develop in the future (the “Strip Property”). Management may develop the Strip Property, as it believes that the trend of continued development in Las Vegas, Nevada of themed resorts, which attract visitors, will continue in the foreseeable future.

The Company’s property in Laughlin, Nevada has experienced a flattening, to a certain extent, of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Management believes Laughlin has now become a mature market with marginal, if any, growth forecasted for the next few years based on its current plans.

Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years.

During the six-month periods ended March 31, 2006 and 2005, the Company incurred a net loss applicable to common shareholders of approximately $0.8 million and $2.0 million, respectively. The $1.2 million improvement in results of the 2006 period was due to reduced interest costs associated with its investment properties and improved operating results at the Pioneer. Management continues to pursue additional strategies to regain or increase market share at the Pioneer but can give no assurance that this will occur.

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

Income Taxes. The Company has recorded deferred tax assets related to net operating losses, as the Company believes it is more likely than not that the Company will realize these deferred tax assets. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does not generate profits from the sale of long-lived assets in the future, a valuation allowance would need to be recorded, which would impact the Company’s future results of operations.

Results of Operations – Six Months Ended March 31, 2006 and 2005

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the six months ended March 31, 2006 were $22.9 million, a $0.7 million, or 3.0%, increase from $22.2 million for the six months ended March 31, 2005. Income from the investment properties was $6.2 million in each of the six months ended March 31, 2006 and 2005. Net revenues increased approximately $0.9 million, or 5.6%, to $15.9 million at the Pioneer for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. Management believes improved marketing strategies contributed significantly to the increased revenues. Sahara Las Vegas Corp. (“SLVC”) had net revenues of $0.6 million and $0.8 million during the six months ended March 31, 2006 and 2005, respectively.

Operating Expenses. Total operating expenses decreased $0.5 million, or 2.7%, to $18.7 million for the six months ended March 31, 2006 from $19.2 million for the six months ended March 31, 2005. Total operating expenses as a percentage of revenue decreased to 81.8% in the current year period from 86.6% in the prior year period. Operating expenses decreased by $0.1 million, or 0.8%, to $15.3 million at the Pioneer. In the prior year period, the Pioneer recorded a loss of $0.2 million on the disposal of older slot machines. No such charge was recorded in the current year period. Operating expenses decreased by approximately $0.4 million in general corporate expenses, primarily due to decreased legal and other outside services.

Operating Income. Consolidated operating income for the six months ended March 31, 2006 was $4.2 million, an increase of $1.2 million, or 39.6%, from $3.0 million for the six months ended March 31, 2005. The increase was due to the aforementioned change in net operating revenues and operating expenses. Operating income of $4.6 million for each of the six-month periods ended March 31, 2006 and 2005 is attributable to the investment properties. Operating income improved by $1.0 million to $0.6 million at the Pioneer. The operating losses at corporate and SLVC improved by $0.2 million to $1.0 million.

Interest Expense. Consolidated interest expense for the six months ended March 31, 2006 was $4.4 million, a $1.3 million, or 24.0%, decrease compared to $5.7 million for the six months ended March 31, 2005. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income for the six months ended March 31, 2006, decreased $0.6 million to $0.2 million compared to approximately $0.8 million for the six months ended March 31, 2005, due principally to a sale of certain utility rights and proceeds from a legal settlement in the 2005 period.

Loss Before Income Tax. Consolidated loss before income tax for the six months ended March 31, 2006 was approximately $74,000, a $1.9 million improvement compared to a loss of $2.0 million for the six months ended March 31, 2005.

Federal Income Tax. The Company recorded a federal income tax benefit of approximately $26,000 for the six months ended March 31, 2006, compared to an approximately $0.7 million benefit for the six months ended March 31, 2005 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $0.8 million for each of the six-month periods ended March 31, 2006 and 2005 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was approximately $0.8 million, or $0.13 per common share, for the six months ended March 31, 2006 compared to net loss attributable to common shares of approximately $2.0 million, or $0.33 per common share, for the six months ended March 31, 2005.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer increased approximately $0.9 million, or 5.6%, to approximately $15.9 million in the six months ended March 31, 2006 from approximately $15.0 million in the six months ended March 31, 2005.

Casino revenues increased approximately $0.5 million, or 4.1%, to approximately $13.1 million in the six months ended March 31, 2006 from approximately $12.6 million in the six months ended March 31, 2005. Slot and video poker revenues increased approximately $0.5 million, or 4.7%, to approximately $11.9 million in the six months ended March 31, 2006 from approximately $11.4 million in the six months ended March 31, 2005. Management believes this increase was a result of improved marketing strategies to attract local customers. Other gaming revenues, including table games, were unchanged at approximately $1.2 million in the six months ended March 31, 2006 and 2005. Casino promotional allowances increased approximately $0.2 million, or 6.0%, to approximately $3.2 million in the six months ended March 31, 2006 from approximately $3.0 million in the six months ended March 31, 2005 primarily due to the aforementioned increase in slot revenues.

Hotel revenues increased approximately $0.1 million, or 7.8%, to approximately $1.3 million for the six months ended March 31, 2006 from approximately $1.2 million for the six months ended March 31, 2005 caused by an increase in occupancy rate. Food and beverage revenues increased approximately $0.2 million, or 5.4%, to approximately $3.7 million for the six months ended March 31, 2006 compared to approximately $3.5 million in the six months ended March 31, 2005, primarily due to the increase in casino promotional allowances. Other revenues increased approximately $0.2 million, or 32.3%, to approximately $0.9 million for the six months ended March 31, 2006 compared to approximately $0.7 million for the six months ended March 31, 2005, due to increased retail sales.

Operating Expenses. Operating expenses decreased approximately $0.1 million, or 0.8%, to approximately $15.3 million in the six months ended March 31, 2006 from approximately $15.4 million in the six months ended March 31, 2005. Operating expenses as a percentage of revenue decreased to 96.4% in the current year period from 102.7% in the prior year period.

Casino expenses increased approximately $0.3 million, or 3.3%, to approximately $7.0 million in the six months ended March 31, 2006 from approximately $6.7 million in the six months ended March 31, 2005, primarily due to the increase in casino promotional allowances. Casino expenses as a percentage of casino revenues decreased to 53.1% in the current year period from 53.6% in the prior year period.

Hotel expenses were unchanged at approximately $0.5 million in the six months ended March 31, 2006 and 2005. Food and beverage expenses decreased approximately $0.2 million, or 6.6%, to approximately $1.9 million in the six months ended March 31, 2006 from approximately $2.1 million in the six months ended March 31, 2005, primarily due to a decrease in the cost of food sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 51.5% in the current year period from 58.1% in the prior year period. Other expenses increased approximately $0.3 million, or 69.2% to approximately $0.8 million for the six months ended March 31, 2006 compared to approximately $0.5 million for the six months ended March 31, 2005, due to the increase in retail sales. Other expenses as a percentage of other revenues increased to 90.4% in the current year period from 70.7% in the prior year period.

Selling, general and administrative expenses decreased $0.1 million, or 2.4%, to $2.2 million for the six months ended March 31, 2006 from $2.3 million for the six months ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 13.9% in the current year period from 15.1% in the prior year period. Utilities and property expenses decreased $0.1 million, or 6.1%, to $1.8 million in the six months ended March 31, 2006 from $1.9 million in the six months ended March 31, 2005, due to a decrease in rent expense. Utilities and property expenses as a percentage of revenues decreased to 11.3% in the current year period from 12.7% in the prior year period. Depreciation and amortization expenses decreased $0.2 million, or 12.6%, to $1.1 million in the six months ended March 31, 2006 from $1.3 million in the six months ended March 31, 2005. In the prior year period, the Pioneer recorded a loss of $0.2 million on the disposal of older slot machines. No such charge was recorded in the current year period.

Results of Operations – Three Months Ended March 31, 2006 and 2005

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended March 31, 2006 were approximately $12.4 million, a $0.4 million, or 3.4%, increase from approximately $12.0 million for the quarter ended March 31, 2005. Income from the investment properties was approximately $3.1 million in each of the quarters ended March 31, 2006 and 2005. Net revenues increased approximately $0.7 million, or 9.6%, to approximately $8.9 million at the Pioneer for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. SLVC had net revenues of approximately $0.3 million and $0.7 million during the three months ended March 31, 2006 and 2005, respectively.

Operating Expenses. Total operating expenses were $9.6 million for the quarter ended March 31, 2006, an increase of approximately $0.2 million, or 1.5%, from $9.4 million for the quarter ended

March 31, 2005. Total operating expenses as a percentage of revenue decreased to 76.9% for the current year quarter from 78.3% for the prior year quarter. Operating expenses increased by approximately $0.2 million, or 3.6%, to approximately $7.8 million at the Pioneer. Operating expenses decreased by approximately $0.2 million in general corporate expenses, primarily due to decreased legal and other outside services.

Operating Income. Consolidated operating income for the quarter ended March 31, 2006 was approximately $2.9 million, an increase of $0.3 million, or 10.0%, from approximately $2.6 million for the quarter ended March 31, 2005. The increase was due to the aforementioned change in net operating revenues and operating expenses. Operating income of approximately $2.3 million for each of the three-month periods ended March 31, 2006 and 2005 is attributable to the investment properties. Operating income increased by approximately $0.5 million, or 83.7%, to $1.1 million at the Pioneer. The operating losses at corporate and SLVC increased by approximately $0.2 million to $0.5 million.

Interest Expense. Consolidated interest expense for the three months ended March 31, 2006 was approximately $2.2 million, a $0.6 million, or 22.7%, decrease compared to approximately $2.8 million for the six months ended March 31, 2005. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income for the three months ended March 31, 2006, was approximately $0.1 million, an approximately $0.5 million decrease compared to $0.6 million for the three months ended March 31, 2005, due principally to a sale of certain utility rights and a legal settlement in the 2005 period.

Income (Loss) Before Income Tax. Consolidated income before income tax for the quarter ended March 31, 2006 was approximately $0.7 million, a $0.3 million improvement compared to approximately $0.4 million for the quarter ended March 31, 2005.

Federal Income Tax. The Company recorded a federal income tax expense of approximately $0.3 million for the quarter ended March 31, 2006 compared to approximately $0.1 million for the quarter ended March 31, 2005 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $0.4 million for each of the three-month periods ended March 31, 2006 and 2005 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Income (Loss). Consolidated net income attributable to common shares was approximately $0.1 million, or $0.02 per common share, for the quarter ended March 31, 2006 compared to net loss attributable to common shares of approximately $0.1 million, or $0.02 per common share, for the quarter ended March 31, 2005.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer increased approximately $0.7 million, or 9.6%, to approximately $8.9 million in the three months ended March 31, 2006 from approximately $8.2 million in the three months ended March 31, 2005.

Casino revenues increased approximately $0.6 million, or 8.7%, to $7.4 million in the three months ended March 31, 2006 from $6.8 million in the three months ended March 31, 2005. Slot and video poker revenues increased approximately $0.6 million, or 8.6%, to $6.7 million in the three months ended March 31, 2006 from $6.1 million in the three months ended March 31, 2005. Management believes this increase was a result of new marketing strategies implemented to attract local customers. Other gaming revenues, including table games, increased approximately $0.1 million, or 9.6%, to $0.7 million in the three months ended March 31, 2006 from $0.6 million in the three months ended March 31, 2005. Casino promotional allowances increased approximately $0.3 million, or 13.7%, to $1.8 million in the three months ended March 31, 2006 from $1.5 million in the three months ended March 31, 2005 primarily due to the aforementioned increase in slot revenues.

Hotel revenues increased $0.1 million, or 9.7%, to $0.8 million for the three months ended March 31, 2006 from $0.7 million for the three months ended March 31, 2005. An increase in occupancy rate to 71% from 49% was partially offset by a decrease in the average room rate. Food and beverage revenues increased $0.2 million, or 10.2%, to $2.1 million for the three months ended March 31, 2006 compared to $1.9 million in the three months ended March 31, 2005, primarily due to the increase in casino promotional allowances. Other revenues increased approximately $0.2 million, or 44.6%, to $0.5 million for the three months ended March 31, 2006 from $0.3 million for the three months ended March 31, 2005, due to increased retail sales.

Operating Expenses. Operating expenses increased by approximately $0.2 million, or 3.6%, to $7.8 million in the three months ended March 31, 2006 from $7.6 million in the three months ended March 31, 2005. Operating expenses as a percentage of revenue decreased to 87.5% in the current year period from 92.6% in the prior year period.

Casino expenses increased $0.2 million, or 5.7%, to $3.6 million in the three months ended March 31, 2006 from $3.4 million in the three months ended March 31, 2005, primarily due to the increase in casino promotional allowances. Casino expenses as a percentage of casino revenues decreased to 49.1% in the current year period from 50.5% in the prior year period.

Hotel expenses were unchanged at $0.3 million in the three months ended March 31, 2006 and 2005. Food and beverage expenses were unchanged at $1.0 million in the three months ended March 31, 2006 and 2005. Food and beverage expenses as a percentage of food and beverage revenues decreased to 47.9% in the current year period from 54.9% in the prior year period. Other expenses increased $0.2 million, or 69.7% to $0.4 million for the six months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005, due to the increase in retail sales. Other expenses as a percentage of other revenues increased to 89.6% in the current year period from 76.3% in the prior year period.

Selling, general and administrative expenses increased $0.1 million, or 5.1%, to $1.1 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 12.2% in the current year period from 12.8% in the prior year period. Utilities and property expenses were unchanged at $0.9 million in the three months ended March 31, 2006 and 2005. A decrease in rent expense was offset by increases in other property expenses. Utilities and property expenses as a percentage of revenues decreased to 9.9% in the current year period from 11.3% in the prior year period. Depreciation and amortization expenses were unchanged at $0.6 million in the three months ended March 31, 2006 and 2005.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of March 31, 2006 (for the six-month period ending September 30, 2006 and for the fiscal years ending September 30, 2007, 2008, 2009, 2010, 2011, and 2012 and thereafter.)

		Payments Due By Periods (1)
	2006	2007	2008	2009	2010	2011	2012 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$990	$2,195	$2,490	$2,828	$3,186	$3,573	$33,541	$48,803
Sovereign	0	0	0	0	0	0	31,199	31,199
Debt:
Building	42	14	0	0	0	0	0	56
Equipment	789	413	89	0	0	0	0	1,291
Mortgage obligation	214	11,618	0	0	0	0	0	11,832
Other	1,828	0	0	0	0	0	0	1,828
Operating leases:
Ground lease	153	364	364	364	364	364	24,460	26,433
Corp. offices	22	22	0	0	0	0	0	44

Total	$4,038	$14,626	$2,943	$3,192	$3,550	$3,937	$89,200	$121,486

(1)	The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt – $3.6 million (2006), $7.1 million (2007), $7.0 million (2008), $6.8 million (2009), $6.6 million (2010), $6.3 million (2011) and $39.9 million (2012 and thereafter)), and (ii) Long-term debt - $0.6 million (2006), $0.3 million (2007), $0 (2008), $0 (2009), $0 (2010), $0 (2011) and $0 (2012 and thereafter).

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

Under an existing debt agreement with a bank, the Company is obligated to make a balloon payment of approximately $11.5 million in December 2006. The Company will either have to sell certain assets or will have to refinance this debt as current cash balances and projected cash flow from operations is not expected to be sufficient to satisfy this debt obligation. Although the Company believes one of these alternatives will occur, the Company can give no assurance that assets can be sold or that the debt can be refinanced at terms acceptable to the Company. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board.

Liquidity. As of March 31, 2006 and September 30, 2005, the Company held cash and cash equivalents of approximately $3.2 million and $2.1 million, respectively. The Company had $7.1 million in investment in marketable securities at March 31, 2006 compared to $6.8 million at September 30, 2005. Approximately $0.8 million of additional marketable securities were acquired during the six months ended March 31, 2005 by incurring new debt of approximately $0.8 million. The investment properties are structured such that future tenants’ payments cover future required mortgage payments including balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $2.0 million for the six months ended March 31, 2006 as compared to $5.1 million for the six months ended March 31, 2005. The decrease was primarily due to changes in operating assets and liabilities related to the investment properties offset by improved financial performance in the 2006 period.

Cash Flows from Investing Activities. Cash provided by investing activities was approximately $0.4 million for the six months ended March 31, 2006, as compared to cash used in investing activities of $1.3 million for the six months ended March 31, 2005. In the current year period, the Company sold $0.9 million of marketable securities, which was offset by investments of $0.4 million in a partnership and $0.1 million in capital equipment. In the prior year period, the Company invested $0.9 million in marketable securities, $0.1 million in a partnership and approximately $0.3 million in capital equipment.

Cash Used in Financing Activities. Cash used in financing activities was $1.3 million for the six months ended March 31, 2006 as compared to $3.9 million for the six months ended March 31, 2005. For the six months ended March 31, 2006 and 2005, the Company repaid $2.0 million and $4.7 million, respectively, of debt and obligations under lease and borrowed $0.7 million and $0.8 million, respectively.

The Company’s primary source of operating cash is from Pioneer operations and from interest income on available cash and cash equivalents and investments in marketable securities. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. SLVC, an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South, which is subject to a lease with a condominium developer. SLVC generates approximately $0.5 million of cash from the lease agreement after payment of property taxes.

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

There were no payments of obligations under lease for the six months ended March 31, 2006 and 2005, and rent expense was approximately $0.0 million and $0.2 million for the six months ended March 31, 2006 and 2005, respectively. Capital expenditures to maintain the facility in fiscal 2006 are expected to be less than $1.0 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. As of March 31, 2006, the aggregate liquidation preference of the preferred stock was approximately $21.0 million, or $4.76 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of May 12, 2006, the Company had purchased 709,305 shares of preferred stock for approximately $1.4 million under this program. Previously, the Company had purchased 276,627 shares for $452,232. During the six months ended March 31, 2006, the Company has not purchased any additional shares.

Recently Issued Accounting Standards

The Company keeps abreast of new generally accepted accounting principles and disclosure reporting requirements issued by the U.S. Securities and Exchange Commission (the “SEC”) and other standard setting agencies. Recently issued accounting standards, which may affect our financial results, are noted in Note 1 of our Unaudited Condensed Consolidated Financial Statements.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt at March 31, 2006 of approximately $15.0 million, of which approximately $13.7 million bears interest at a variable rate (approximately 8.5% at March 31, 2006). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $137,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, management believes that exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

It em 4.	Controls and Procedures

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

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of Archon preferred stock during the six months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2005:
October 1, 2005 through October 31, 2005	0	$0.00	709,305	$1,129,958

November 2005:
November 1, 2005 through November 30, 2005	0	$0.00	709,305	$1,129,958

December 2005:
December 1, 2005 through December 31, 2005	0	$0.00	709,305	$1,129,958

January 2006:
January 1, 2006 through January 31, 2006	0	$0.00	709,305	$1,129,958

February 2006:
February 1, 2006 through February 28, 2006	0	$0.00	709,305	$1,129,958

March 2006:
March 1, 2006 through March 31, 2006	0	$0.00	709,305	$1,129,958

All shares of preferred stock were purchased pursuant to a $2,500,000 stock repurchase program, which was previously approved by our Board of Directors. Funds are available until expended or until the program is suspended by the Chief Executive Officer or by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

The Company has outstanding redeemable exchangeable cumulative preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. Pursuant to the terms of the Certificate of Designation with respect to the Preferred Stock, dividends that are not declared are cumulative and accrue. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11% and the dividend continued to increase by an additional 50 basis points on each succeeding semi-annual dividend payment date up to a maximum of 16% per annum. The dividend rate is 16% effective October 1, 2003. The accrued stock dividends have not been recorded as an increase to the Preferred Stock account. As of March 31, 2006, the aggregate liquidation preference of the Preferred Stock was approximately $21.0 million, or $4.76 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

I tem 6.	Exhibits and Reports on Form 8-K

Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

10.30	On March 15, 2006, the Company filed a Form 8-K announcing the relocation of its corporate headquarters to 4336 Losee Road, Suite 5, North Las Vegas, Nevada 89030 from 3993 Howard Hughes Parkway, Suite 630, Las Vegas, Nevada 89109.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION, Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden Chairman of the Board and Chief Executive Officer

By:	/s/ John M. Garner
John M. Garner, Chief Financial Officer

Date: May 12, 2006