Form 10-Q
period 2006-06-30
ARCHON CORP
filed 2006-08-17
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-9481

ARCHON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0304348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4336 Losee Road, Suite 5, North Las Vegas, Nevada 89030

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

6,235,931 as of August 15, 2006

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,774,145	$2,116,708
Investment in marketable securities	6,595,227	6,803,967
Accounts receivable, net	172,587	1,051,998
Inventories	422,331	355,459
Prepaid expenses and other	1,035,756	761,307

Total current assets	11,000,046	11,089,439
Property held for sale	21,847,343	21,852,710
Property held for investment, net	128,157,597	130,536,513
Property and equipment, net	26,720,922	28,365,442
Other assets	8,708,520	7,793,447

Total assets	$196,434,428	$199,637,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30, 2006	September 30, 2005
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,262,736	$2,096,606
Interest payable	370,852	1,255,096
Accrued and other liabilities	3,286,539	3,197,668
Current portion of debt	14,107,918	14,915,525
Current portion of non-recourse debt	2,122,697	1,915,478

Total current liabilities	22,150,742	23,380,373
Debt – less current portion	191,486	484,856
Non-recourse debt – less current portion	77,395,417	79,013,926
Deferred income taxes	27,214,282	27,353,693
Other liabilities	46,940,459	48,021,017
Stockholders’ equity	22,542,042	21,383,686

Total liabilities and stockholders’ equity	$196,434,428	$199,637,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Casino	$5,797,738	$5,847,066	$18,882,938	$18,416,771
Hotel	829,760	835,180	2,161,889	2,070,709
Food and beverage	1,914,484	1,773,059	5,646,673	5,312,827
Investment properties	3,100,562	3,100,562	9,301,685	9,301,685
Other	921,222	689,905	2,627,461	2,350,595

Gross revenues	12,563,766	12,245,772	38,620,646	37,452,587
Less casino promotional allowances	(1,438,087)	(1,271,847)	(4,606,884)	(4,261,096)

Net operating revenues	11,125,679	10,973,925	34,013,762	33,191,491

Operating expenses:
Casino	3,387,914	3,019,882	10,342,408	9,754,778
Hotel	302,130	302,876	805,112	767,799
Food and beverage	1,097,120	1,138,521	3,017,775	3,194,426
Other	407,878	332,554	1,229,151	837,662
Selling, general and administrative	857,692	875,906	2,607,587	2,642,556
Corporate expenses	2,102,855	4,635,137	3,880,531	6,837,475
Utilities and property expenses	1,145,566	1,110,484	3,375,685	3,408,472
Depreciation and amortization	1,369,072	1,445,583	4,140,101	4,411,162
Loss on sale/disposal of assets	21,520	0	21,520	244,648

Total operating expenses	10,691,747	12,860,943	29,419,870	32,098,978

Operating income (loss)	433,932	(1,887,018)	4,593,892	1,092,513
Interest expense	(2,213,531)	(3,094,507)	(6,636,453)	(8,836,837)
Interest and other income	8,040	374,324	197,113	1,184,433

Loss before income tax benefit	(1,771,559)	(4,607,201)	(1,845,448)	(6,559,891)
Federal income tax benefit	620,046	1,612,520	645,907	2,295,962

Net loss	(1,151,513)	(2,994,681)	(1,199,541)	(4,263,929)
Dividends accrued on preferred shares	(377,819)	(366,603)	(1,133,458)	(1,140,453)

Net loss applicable to common shares	$(1,529,332)	$(3,361,284)	$(2,332,999)	$(5,404,382)

Average common shares outstanding	6,235,931	6,234,616	6,235,931	6,226,684

Average common and common equivalent shares outstanding	6,235,931	6,234,616	6,235,931	6,226,684

Loss per common share:
Basic	$(0.25)	$(0.54)	$(0.37)	$(0.87)

Diluted	$(0.25)	$(0.54)	$(0.37)	$(0.87)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended June 30, 2006

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, October 1, 2005	$62,359	$9,445,483	$58,342,933	$(47,742,393)	$1,363,078	$(87,774)	$21,383,686
Net loss				(1,199,541)			(1,199,541)
Stock-based compensation expense			1,417,264				1,417,264
Unrealized gain on marketable securities					940,633		940,633

Balances, June 30, 2006	$62,359	$9,445,483	$59,760,197	$(48,941,934)	$2,303,711	$(87,774)	$22,542,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Cash and cash equivalents provided by operations	$4,663,618	$4,842,733
Changes in assets and liabilities:
Accounts receivable, net	879,411	3,118,934
Inventories	(66,872)	(17,547)
Prepaid expenses and other	(274,449)	(117,540)
Deferred income taxes	(645,907)	(2,295,962)
Other assets	(789,014)	(176,599)
Accounts payable	166,130	(176,821)
Interest payable	(884,244)	(1,671,957)
Accrued and other liabilities	(991,687)	27,104,844

Net cash provided by operating activities	2,056,986	30,610,085

Cash flows from investing activities:
Proceeds from sale of assets	54,950	0
Capital expenditures	(187,768)	(420,781)
Marketable securities purchased	(199,131)	(898,838)
Marketable securities sold	1,855,000	63,039
Investments in partnerships	(410,333)	(150,000)

Net cash provided by (used in) investing activities	1,112,718	(1,406,580)

Cash flows from financing activities:
Proceeds from debt	683,069	1,164,187
Paid on debt	(3,195,336)	(31,145,937)
Stock options exercised	0	19,420
Preferred stock acquired	0	(308,808)

Net cash used in financing activities	(2,512,267)	(30,271,138)

Increase (decrease) in cash and cash equivalents	657,437	(1,067,633)
Cash and cash equivalents, beginning of period	2,116,708	3,442,418

Cash and cash equivalents, end of period	$2,774,145	$2,374,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”) is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. In June 2006, the Company announced that it had entered into an option agreement for the sale of the real estate it owns on the Strip for a total sale price of $450 million, subject to the terms of the agreement. See Note 7

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Reclassifications. Certain reclassifications have been made in prior year’s condensed consolidated financial statements to conform to the presentations used in fiscal 2006.

Summary of Significant Accounting Policies:

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

Earnings Per Share. The Company presents it’s per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 830,000 were not included in diluted calculations during the three and nine months ended June 30, 2006 and 2005, as the Company incurred a net loss during these periods and the effect would be antidilutive.

Accounting for Stock-Based Compensation. On October 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment”, (“FAS 123R”). Prior to October 1, 2005, it accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (2) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The results for the prior periods have not been restated.

There was no impact on our net income (loss) for the three and nine months ended June 30, 2006 as no share-based payments were unvested as of October 1, 2005 and no share-based payments have been granted subsequent to October 1, 2005. However, effective in March and April 2006, certain stock options were extended for an additional period of exercise and the Company recorded stock-based compensation expense of approximately $150,000 and $1.3 million during the three months ended March 31, 2006 and June 30, 2006, respectively.

There is also no impact on net loss and loss per share for the three and nine months ended June 30, 2005 if the Company had applied the fair value recognition provisions of FAS 123R. The Company recognized stock-based compensation expense associated with the issuance of stock options of approximately $3.7 million and $3.9 million during the three and nine months, respectively, ended June 30, 2005.

As of June 30, 2006, we have the following share-based compensation plans:

Key Employee Stock Option Plan: The Company’s Key Employee Stock Option Plan (the “Stock Option Plan”) provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants had generally vested over a three-year period from the employee’s hire date. The Stock Option Plan ceased granting options as of September 30, 2003, when the plan had expired. In July 2005, the Stock Option Plan was reinstated for an additional 10-year period. During the three and nine months ended June 30, 2006, there were no stock options granted under the Stock Option Plan. As of June 30, 2006, there were approximately 804,860 options outstanding and exercisable under the Stock Option Plan. During the nine months ended June 30, 2006, no options were exercised.

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net loss applicable to common shares	$(3,361)	$(5,404)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	2,435	2,554
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,928)	(4,047)

Pro forma net loss applicable to common shares	$(4,854)	$(6,897)

Loss per share:
Basic and diluted - as reported	$(0.54)	$(0.87)

Basic and diluted - pro forma	$(0.78)	$(1.11)

1995 Non-Employee Director Stock Option Plan: In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of June 30, 2006, there were 25,000 options outstanding and exercisable under this plan. During the nine months ended June 30, 2006, no options were exercised.

Subsidiary Stock Option Plans: SFHI, Inc. (“SFHI”), Sahara Las Vegas Corp (“SLVC”) and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s common stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of June 30, 2006, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the third quarter of fiscal 2006 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2005:	830	$8.05	4.5 years	$24,656
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Options outstanding at June 30, 2006:	830	$8.05	4.5 years	$25,353
Exercisable at June 30, 2006:	830	$8.05	4.5 years	$25,353

As of June 30, 2006, there was no unrecognized compensation cost related to unvested stock options. There were no options exercised in the first nine months of fiscal 2006. There were no unvested shares at June 30, 2006.

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

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatilities from traded options on our stock and historical volatility on our stock.

	Nine months ended
	June 30, 2006	June 30, 2005
Weighted average assumptions:
Expected stock price volatility	80.0%	80.0%
Risk-free interest rate	4.82%	5.0%
Expected option lives (in years)	2 yrs	2 yrs
Expected dividend yield	N/A	N/A
Estimated fair value of options granted, net of tax effect	N/A	$1,399
Estimated fair value of options granted per share, net of tax effect	N/A	$4.66

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

Recently Issued Accounting Standards

FIN 48 – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

SFAS 151. – The FASB issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 without any material impact on the Company’s financial position, results of operations or cash flows.

EITF 04-5. – In June 2005, the EITF reached a consensus on recently issued EITF No. 04- 5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, which addresses when a general partner, or general partners as a group, control and should therefore, consolidate a limited partnership. Under EITF No. 04-5, a sole general partner is presumed to control a limited partnership when certain conditions are met. We are currently evaluating if we will be required to consolidate the accounts of Santa Fe Mining Corp (“SFMC”) beginning in the fiscal year ending September 30, 2007.

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

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for the three and nine months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(1,152)	$(2,995)	$(1,200)	$(4,264)
Unrealized gain/(loss) on marketable securities	202	(193)	941	475

Comprehensive loss	$(950)	$(3,188)	$(259)	$(3,789)

3.	Other Assets

Included in “Other Assets” at June 30, 2006 and September 30, 2005 are unamortized loan issue costs and deferred rents of approximately $5.8 million and $4.7 million, respectively, which were incurred when the Company acquired certain rental property and debt instruments. The unamortized loan issue costs are being amortized on a straight-line basis, which closely approximates the effective interest method, over the loan period, and the deferred rents are being amortized using the straight-line method over the remaining lease periods.

Also included in “Other Assets” at June 30, 2006 and September 30, 2005 are approximately $0.1 million and $0.3 million, respectively, of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan arrangement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Miscellaneous investments in key man life insurance policies are also included in Other Assets and totaled approximately $0.7 million at June 30, 2006 and September 30, 2005.

Other assets also include investments in unconsolidated entities of approximately $1.8 million and $1.7 million on June 30, 2006 and September 30, 2005, respectively. One of the unconsolidated entities is a 50% owned limited liability company (“LLC”) which has the following financial profile at June 30, 2006 and September 30, 2005: current and total assets of approximately $0.2 million and $1.0 million, respectively; current and total liabilities of approximately $0.1 million and $0.5 million, respectively, and total equity of approximately $0.6 million. The entity also had, during the three and nine months ended June 30, 2006, revenues of approximately $0.5 million and $1.5 million and pretax income of approximately $0.1 million and $0.3 million, respectively. In accordance with accounting literature, the Company plans to consolidate the entity into its consolidated financial statements in fiscal 2007 because it is the general partner (controlling member) but presently accounts for this investment under the equity method.

4.	Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through June 30, 2006, the Company had expensed approximately $0.4 million for commercial development of the technology, with approximately $30,000 having been expensed during the nine months ended June 30, 2006.

See Note 3 for information regarding transactions between the Company and J & J Mortgage.

5.	Debt

The Company has a financial covenant related to its outstanding debt, due December 2006, of approximately $11.7 million with a certain lender. This covenant requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties. At June 30, 2006, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. Management believes it is not the intention of the lender to declare a default relative to this covenant. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

6.	Federal Income Tax

The Company recorded federal income tax benefits, based on statutory rates, of $0.6 million and $1.6 million for the quarters ended June 30, 2006 and 2005, respectively. The Company recorded federal income tax benefits, based on statutory rates, of $0.6 million and $2.3 million for the nine months ended June 30, 2006 and 2005, respectively.

The Company has recorded deferred tax assets related to net operating assets, as the Company is able to offset its assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets, which would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, the valuation allowance would need to be recorded and would impact the Company’s future results of operations.

7.	Sale of Option for Strip Land

On June 24, 2006, SLVC, a Nevada corporation and subsidiary of Archon Corporation entered into an Option Agreement (the “Agreement”) between SLVC and LVTI LLC, a Delaware limited liability company (“LVTI”). Pursuant to the Agreement, SLVC granted to LVTI an option (the “Option”) to purchase an approximately 27 acre parcel of real property located on Las Vegas Boulevard South (the “Property”) or, alternatively, SLVC’s membership interest in a limited liability company that may be formed and into which the Property would be contributed. The purchase price to be paid by LVTI for purchase of the Property or the membership interest in LVT LLC is $450 million. LVTI paid an initial deposit of $5.0 million on June 27, 2006, which was refundable to LVTI if it had terminated the Agreement within a 30-day due diligence period. The $5.0 million deposit was held in escrow by an unrelated third party until the end of the 30-day due diligence period. The due diligence period ended on July 24, 2006. The Agreement also provides for a second deposit of $40.0 million due on or before the later of (1) September 22, 2006 and (2) the date Archon delivers a Notice of Archon Mailing confirming that Archon has mailed an Information Statement related to the transactions contemplated by the Agreement to its stockholders, and additional monthly payments of approximately $2.2 million in each month commencing on the 13th calendar month following the date the second deposit is paid until the closing of the exercise of the Option. The 30-day due diligence period has ended and LVTI did not terminate the Agreement. Upon exercise of the Option, the initial deposit and the second deposit will be credited against the total purchase price. The Agreement provides for certain adjustments to the purchase price if certain easements are entered into with respect to the Property prior to the closing. The Option may be exercised by LVTI at any time between the last day of the 12th calendar month and the last day of the 18th calendar month following the date on which the second deposit is paid; provided that the option term may be extended by up to 30 days if SLVC does not give written notice to LVTI of the option term expiration as required by the Agreement. The first and second deposits and any additional monthly payments paid to SLVC prior to termination of the Agreement will be retained by SLVC upon a termination of the Agreement without exercise of the option, except under certain circumstances specified in the Agreement.

The obligations of SLVC and LVTI to consummate the transactions contemplated by the Agreement are subject to the satisfaction or waiver of customary closing conditions.

The Company has guaranteed the obligations of SLVC under the Agreement.

The holders of more than 75% of the Company’s outstanding shares of common stock, including Paul W. Lowden, President and Chief Executive Officer of the Company and holder of more that 74% of the outstanding common stock, have approved the Agreement and the transactions contemplated thereby. No other stockholder approval is required in connection with the transaction.

8.	Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. As originally drafted, the Certificate of Designation of the Exchangeable Redeemable Preferred Stock (“Certificate of Designation”) provides in part that:

“The holders of record of shares of Exchangeable Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefore, cumulative cash dividends at a rate per annum per share (the “Dividend Rate”) initially set at 8% of (i) $2.14 plus (ii) accrued but unpaid dividends as to which a Dividend Payment Date has occurred. Dividends shall accrue from the date of issuance and be payable semi-annually in arrears on the 31st day of March and the 30th day of September in each year (or if such day is a non-business day, on the next business day), commencing on March 31, 1994 (each of such dates a “Dividend Payment Date”); provided, however, that on any or all of the first six Dividend Payment Dates, the Company may, at its option, pay dividends on the Exchangeable Preferred Stock in the form of additional shares of Exchangeable Preferred Stock at the rate per annum of 0.08 shares of additional Exchangeable Preferred Stock for every share of Exchangeable Preferred Stock entitled to receive a dividend. If all Exchangeable Preferred Stock has not been redeemed prior to the tenth Dividend Payment Date, the Dividend Rate will increase on the tenth Dividend Payment Date to the rate per annum per share of 11% and will thereafter increase by an additional 0.50% per annum per share on each Dividend Payment Date until either the Dividend Rate reaches a rate per annum per share of 16% or the Exchangeable Preferred Stock is redeemed or exchanged by the Company. In no circumstances will the Dividend Rate exceed 16% per annum per share”.

In October 2003, the dividend rate increased to 16.0%. As of June 30, 2006, the aggregate liquidation preference of the preferred stock was approximately $21.0 million, or $4.76 per share.

Pursuant to the Certificate of Designation, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. As such, two of the Company’s six directors have been elected by the preferred shareholders.

9.	Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the nine-month periods ended June 30, 2006 and 2005 is presented below:

	2006	2005
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$7,202	$9,988

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:
Unrealized gain on marketable securities	$941	$475

10.	Segment Information

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

Set forth below is the financial information for the segments in which the Company operates for the three-month and nine-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$7,624	$7,574

Operating income (loss)	$(197)	$170

Depreciation and amortization	$545	$609

Interest expense	$356	$333

Interest and other income	$3	$3

Net loss before income taxes	$(550)	$(160)

Capital expenditures / transfers	$75	$43

Investment Properties:
Net operating revenues	$3,101	$3,101

Operating income	$2,308	$2,308

Depreciation and amortization	$793	$793

Interest expense	$1,870	$2,796

Interest and other income	$1	$0

Net income (loss) before income taxes	$438	$(488)

Capital expenditures / transfers	$0	$0

Other and Eliminations:
Net operating revenues	$401	$299

Operating loss	$(1,677)	$(4,365)

Depreciation and amortization	$31	$44

Interest expense	$(12)	$(34)

Interest and other income	$4	$371

Net loss before income taxes	$(1,660)	$(3,960)

Capital expenditures / transfers	$0	$79

Total:
Net operating revenues	$11,126	$10,974

Operating income (loss)	$434	$(1,887)

Depreciation and amortization	$1,369	$1,446

Interest expense	$2,214	$3,095

Interest and other income	$8	$374

Net loss before income taxes	$(1,772)	$(4,608)

Capital expenditures / transfers	$75	$122

	Nine Months Ended June 30,
	2006	2005
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$23,500	$22,607

Operating income (loss)	$375	$(231)

Depreciation and amortization	$1,660	$1,886

Interest expense	$1,051	$950

Interest and other income	$9	$8

Net loss before income taxes	$(667)	$(1,173)

Capital expenditures / transfers	$178	$141

Identifiable assets (1)	$30,660	$32,705

Investment Properties:
Net operating revenues	$9,302	$9,302

Operating income	$6,923	$6,923

Depreciation and amortization	$2,379	$2,379

Interest expense	$5,627	$7,995

Interest and other income	$2	$1

Net income (loss) before income taxes	$1,298	$(1,071)

Capital expenditures / transfers	$0	$0

Identifiable assets (1)	$133,916	$135,890

Other and Eliminations:
Net operating revenues	$1,212	$1,282

Operating loss	$(2,704)	$(5,599)

Depreciation and amortization	$101	$146

Interest expense	$(42)	$(108)

Interest and other income	$186	$1,175

Net loss before income taxes	$(2,476)	$(4,316)

Capital expenditures / transfers	$10	$280

Identifiable assets (1)	$31,858	$31,422

Total:
Net operating revenues	$34,014	$33,191

Operating income	$4,594	$1,093

Depreciation and amortization	$4,140	$4,411

Interest expense	$6,636	$8,837

Interest and other income	$197	$1,184

Net loss before income taxes	$(1,845)	$(6,560)

Capital expenditures / transfers	$188	$421

Identifiable assets (1)	$196,434	$200,017

(1)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Overview of Business Operations and Trends

The Company historically has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates a hotel/casino in Laughlin, Nevada, known as the Pioneer Hotel and Gambling Hall (the “Pioneer”). It also owns land in Las Vegas, Nevada on the Las Vegas Strip (the “Strip Property”). In June 2006, the Company announced that it had entered into an option agreement for the sale of the Strip Property for $450 million subject to the terms of the agreement.

The Company’s property in Laughlin, Nevada has experienced a flattening, to a certain extent, of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and the Company to focus on its market definition and development in Laughlin to maintain profitability. Management believes Laughlin has now become a mature market with marginal, if any, growth forecasted for the next few years based on its current plans.

Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years.

During the nine-month periods ended June 30, 2006 and 2005, the Company incurred a net loss applicable to common shareholders of approximately $2.3 million and $5.4 million, respectively. In the nine-month periods ended June 30, 2006 and 2005, the Company incurred stock-based compensation expense of approximately $1.4 million and $3.9 million, respectively. The $3.1 million improvement in results of the 2006 period was due to this decline in stock-based compensation, reduced interest costs associated with its investment properties and improved operating results at the Pioneer. Management continues to pursue additional strategies to regain or increase market share at the Pioneer but can give no assurance that this will occur.

Investment Properties

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

Income Taxes. The Company has recorded deferred tax assets related to net operating assets, as the Company is able to offset its assets with its deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future, a valuation allowance would need to be recorded and would impact the Company’s future results of operations.

Results of Operations – Nine Months Ended June 30, 2006 and 2005

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the nine months ended June 30, 2006 were $34.0 million, a $0.8 million, or 2.5%, increase from $33.2 million for the nine months ended June 30, 2005. Income from the investment properties was $9.3 million in each of the nine months ended June 30, 2006 and 2005. Net revenues increased $0.9 million to $23.5 million at the Pioneer for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Sahara Las Vegas Corp (“SLVC”) had net revenues of approximately $1.0 million and $1.1 million during the nine months ended June 30, 2006 and 2005, respectively.

Operating Expenses. Total operating expenses decreased $2.7 million, or 8.3%, to $29.4 million for the nine months ended June 30, 2006 from $32.1 million for the nine months ended June 30, 2005. Total operating expenses as a percentage of revenue decreased to 86.5% in the current year period from 96.7% in the prior year period. Operating expenses increased by $0.3 million, or 1.3%, at the Pioneer. Operating expenses decreased by $3.0 million in general corporate and other expenses, primarily due to a decrease in stock-based compensation expense.

Operating Income. Consolidated operating income for the nine months ended June 30, 2006 was $4.6 million, an increase of $3.5 million, or 320.5%, from $1.1 million for the nine months ended June 30, 2005. The increase was due to the aforementioned change in net operating revenues and operating expenses. Operating income of $6.9 million for each of the nine-month periods ended June 30, 2006 and 2005 is attributable to the investment properties. Operating income improved by $0.6 million at the Pioneer to $0.4 million. The operating losses at corporate and SLVC improved by $2.9 million principally due to the aforementioned decrease in stock-based compensation expense.

Interest Expense. Consolidated interest expense for the nine months ended June 30, 2006 was $6.6 million, a $2.2 million, or 24.9%, decrease compared to $8.8 million for the nine months ended June 30, 2005. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income for the nine months ended June 30, 2006, was $0.2 million, a $1.0 million decrease compared to $1.2 million for the nine months ended June 30, 2005, due to a sale of certain utility rights, proceeds from a legal settlement and gains in investments in the 2005 period.

Loss Before Income Tax. Consolidated loss before income tax for the nine months ended June 30, 2006 was $1.8 million, a $4.8 million improvement compared to a loss of $6.6 million for the nine months ended June 30, 2005.

Federal Income Tax. The Company recorded a federal income tax benefit of $0.6 million for the nine months ended June 30, 2006, compared to a $2.3 million benefit for the nine months ended June 30, 2005 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $1.1 million for each of the nine-month periods ended June 30, 2006 and 2005 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $2.3 million, or $0.37 per common share, for the nine months ended June 30, 2006 compared to net loss attributable to common shares of $5.4 million, or $0.87 per common share, for the nine months ended June 30, 2005.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer increased $0.9 million, or 4.0%, to $23.5 million in the nine months ended June 30, 2006 from $22.6 million in the nine months ended June 30, 2005.

Casino revenues increased $0.5 million, or 2.5%, to $18.9 million in the nine months ended June 30, 2006 from $18.4 million in the nine months ended June 30, 2005. Slot and video poker revenues increased $0.5 million, or 2.7%, to $17.1 million in the nine months ended June 30, 2006 from $16.6 million in the nine months ended June 30, 2005. Management believes this increase was a result of improved marketing strategies to attract local customers. Other gaming revenues, including table games, were unchanged at $1.8 million in the nine months ended June 30, 2006 and 2005. Casino promotional allowances increased $0.3 million, or 8.1%, to $4.6 million in the nine months ended June 30, 2006 from $4.3 million in the nine months ended June 30, 2005 primarily due to the aforementioned increase in slot and video poker revenues and certain changes in marketing strategies.

Hotel revenues increased $0.1 million, or 4.4%, to $2.2 million for the nine months ended June 30, 2006 from $2.1 million for the nine months ended June 30, 2005, caused by an increase in occupancy. Food and beverage revenues increased $0.3 million, or 6.3%, to $5.6 million for the nine months ended June 30, 2006 compared to $5.3 million in the nine months ended June 30, 2005, primarily due to the increase in casino promotional allowances. Other revenues increased $0.3 million, or 32.6%, to $1.4 million for the nine months ended June 30, 2006 compared to $1.1 million for the nine months ended June 30, 2005, due to increased retail sales.

Operating Expenses. Operating expenses increased $0.3 million, or 1.3%, to $23.1 million in the nine months ended June 30, 2006 from $22.8 million in the nine months ended June 30, 2005. Operating expenses as a percentage of revenue decreased to 98.4% in the current year period from 101.0% in the prior year period.

Casino expenses increased approximately $0.5 million, or 6.0%, to $10.3 million in the nine months ended June 30, 2006 from $9.8 million in the nine months ended June 30, 2005, primarily due to the increase in casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 54.8% in the current year period from 53.0% in the prior year period.

Hotel expenses were unchanged at $0.8 million in the nine months ended June 30, 2006 and 2005. Food and beverage expenses decreased $0.2 million, or 5.5%, to $3.0 million in the nine months ended June 30, 2006 from $3.2 million in the nine months ended June 30, 2005, primarily due to a decrease in the cost of food sales associated with a change in food promotions. Food and beverage expenses as a percentage of food and beverage revenues decreased to 53.4% in the current year period from 60.1% in the prior year period. Other expenses increased $0.4 million, or 50.7% to $1.2 million for the nine months ended June 30, 2006 compared to $0.8 million for the nine months ended June 30, 2005, due to the increase in retail sales. Other expenses as a percentage of other revenues increased to 85.6% in the current year period from 75.3% in the prior year period.

Selling, general and administrative expenses decreased $0.1 million, or 1.7%, to $3.3 million for the nine months ended June 30, 2006 from $3.4 million for the nine months ended June 30, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 14.1% in the current year period from 14.9% in the prior year period. Utilities and property expenses were unchanged at approximately $2.8 million in the nine months ended June 30, 2006 and 2005. Utilities and property expenses as a percentage of revenues decreased to 11.8% in the current year period from 12.5% in the prior year period. Depreciation and amortization expenses decreased $0.2 million, or 12.0%, to $1.7 million in the nine months ended June 30, 2006 from $1.9 million in the nine months ended June 30, 2005. The Pioneer recorded a loss of $0.2 million on the disposal of older slot machines in the prior year period compared to $20,000 in the current year period.

Results of Operations – Three Months Ended June 30, 2006 and 2005

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended June 30, 2006 were $11.1 million, an approximately $0.1 million, or 1.4%, increase from $11.0 million for the quarter ended June 30, 2005. Income from the investment properties was $3.1 million in each of the quarters ended June 30, 2006 and 2005. Revenues were unchanged at the Pioneer. SLVC had net revenues of approximately $0.3 million during the three months ended June 30, 2006 and 2005.

Operating Expenses. Total operating expenses decreased approximately $2.2 million, or 16.9%, to $10.7 million for the quarter ended June 30, 2006 from $12.9 million for the quarter ended June 30, 2005. Total operating expenses as a percentage of revenue decreased to 96.1% for the current year quarter from 117.2% for the prior year quarter. Operating expenses increased by $0.4 million, or 5.6%, at the Pioneer, primarily due to promotional and marketing expenses. Operating expenses decreased by $2.6 million in general corporate and other expenses, primarily due to a decrease in stock-based compensation expense.

Operating Income (Loss). Consolidated operating income for the quarter ended June 30, 2006 was $0.4 million, an improvement of $2.3 million from a loss of $1.9 million for the quarter ended June 30, 2005. The increase was due to the aforementioned change in net operating revenues and operating expenses. Operating income of $2.3 million for each of the three-month periods ended June 30, 2006 and 2005 is attributable to the investment properties. Operating income decreased by $0.4 million at the Pioneer to an operating loss of $0.2 million. The operating losses at corporate and SLVC improved by

$2.7 million due principally to the decrease of stock-based compensation expense of approximately $2.5 million from the prior year quarter.

Interest Expense. Consolidated interest expense for the three months ended June 30, 2006 was $2.2 million, a $0.9 million decrease compared to $3.1 million for the three months ended June 30, 2005. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income for the three months ended June 30, 2006, was $8,000, a $0.4 million decrease compared to $0.4 million for the three months ended June 30, 2005, due principally to gains on investments in the prior year quarter.

Loss Before Income Tax. Consolidated loss before income tax for the quarter ended June 30, 2006 was $1.8 million, a $2.8 million improvement compared to $4.6 million for the quarter ended June 30, 2005.

Federal Income Tax. The Company recorded a federal income tax benefit of $0.6 million for the quarter ended June 30, 2006 compared to $1.6 million for the quarter ended June 30, 2005 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $0.4 million for each of the three-month periods ended June 30, 2006 and 2005 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $1.5 million, or $0.25 per common share, for the quarter ended June 30, 2006 compared to $3.4 million, or $0.54 per common share, for the quarter ended June 30, 2005.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer were unchanged at $7.6 million in the three months ended June 30, 2006 and 2005.

Casino revenues were relatively unchanged at $5.8 million in the three months ended June 30, 2006 and 2005. Slot and video poker revenues were relatively unchanged at $5.2 million in the three months ended June 30, 2006 and 2005. Other gaming revenues, including table games, were relatively unchanged at $0.6 million in the three months ended June 30, 2006 and 2005. Casino promotional allowances increased approximately $0.1 million, or 13.1%, to $1.4 million in the three months ended June 30, 2006, from $1.3 million in the three months ended June 30, 2005 primarily due to changes in marketing strategies to attract local customers.

Hotel revenues were unchanged at $0.8 million for the three months ended June 30, 2006 and 2005. A small increase in occupancy was offset by a decrease in the average room rate. Food and beverage revenues increased $0.1 million, or 8.0%, to $1.9 million for the three months ended June 30, 2006 compared to $1.8 million in the three months ended June 30, 2005, primarily due to the increase in casino promotional allowances. Other revenues increased $0.1 million, or 33.1%, to $0.5 million for the three months ended June 30, 2006 compared to $0.4 million for the three months ended June 30, 2005, due to increased retail sales.

Operating Expenses. Operating expenses increased $0.4 million, or 5.6%, to $7.8 million in the three months ended June 30, 2006 from $7.4 million in the three months ended June 30, 2005. Operating expenses as a percentage of revenue increased to 102.6% in the current year period from 97.8% in the prior year period.

Casino expenses increased $0.4 million, or 12.2%, to $3.4 million in the three months ended June 30, 2006 from $3.0 million in the three months ended June 30, 2005, primarily due to the increase in casino promotional and marketing expenses. Casino expenses as a percentage of casino revenues increased to 58.4% in the current year period from 51.6% in the prior year period.

Hotel expenses were unchanged at $0.3 million in the three months ended June 30, 2006 and 2005. Food and beverage expenses were unchanged at $1.1 million in the three months ended June 30, 2006 and 2005. Food and beverage expenses as a percentage of food and beverage revenues decreased to 57.3% in the current year period from 64.2% in the prior year period. Other expenses increased $0.1 million, or 23.4% to $0.4 million for the three months ended June 30, 2006 compared to $0.3 million for the three months ended June 30, 2005. Other expenses as a percentage of other revenues decreased to 77.3% in the current year period from 83.3% in the prior year period.

Selling, general and administrative expenses were unchanged at $1.1 million for the three months ended June 30, 2006 and 2005. Selling, general and administrative expenses as a percentage of revenues were relatively unchanged at 14.4% in the current year period compared to 14.5% for the prior year period. Utilities and property expenses increased $0.1 million, or 6.7%, to $1.0 million in the three months ended June 30, 2006 from $0.9 million in the three months ended June 30, 2005. Utilities and property expenses as a percentage of revenues increased to 12.7% in the current year period from 12.0% in the prior year period. Depreciation and amortization expenses were relatively unchanged at $0.6 million in the three months ended June 30, 2006 and 2005.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of June 30, 2006 (for the three-month period ending September 30, 2006 and for the fiscal years ending September 30, 2007, 2008, 2009, 2010, 2011, 2012 and thereafter.)

	Payments Due By Periods (1)
	2006	2007	2008	2009	2010	2011	2012 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$506	$2,195	$2,490	$2,828	$3,186	$3,573	$33,541	$48,319
Sovereign	0	0	0	0	0	0	31,199	31,199
Debt:
Building	35	14	0	0	0	0	0	49
Equipment	784	413	85	0	0	0	0	1,282
Mortgage obligation	94	11,643	0	0	0	0	0	11,737
Other	1,231	0	0	0	0	0	0	1,231
Operating leases:
Ground lease	89	364	364	364	364	364	24,460	26,369
Corporate offices	11	22	0	0	0	0	0	33

Total	$2,750	$14,651	$2,939	$3,192	$3,550	$3,937	$89,200	$120,219

(1)	The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt – $0.9 million (2006), $7.1 million (2007), $7.0 million (2008), $6.8 million (2009), $6.6 million (2010), $6.3 million (2011) and $39.9 million (2012 and thereafter)), and (ii) Long-term debt—$0.4 million (2006), $0.3 million (2007), $0 (2008), $0 (2009), $0 (2010), $0 (2011) and $0 (2012 and thereafter).

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

Under an existing debt agreement with a bank, the Company is obligated to make a balloon payment of approximately $11.5 million in December 2006. In August 2006, the Company paid an additional $1.0 million towards its outstanding principal balance on this obligation, thereby causing the expected balloon payment in December 2006 to be reduced to approximately $10.5 million. The Company will either have to sell certain assets, including the strip property, or will have to refinance this debt as current cash balances and projected cash flows from operations are not expected to be sufficient to satisfy this debt obligation. Although the Company believes one of these alternatives will occur, the Company can give no assurance that assets can be sold or that the debt can be refinanced at terms acceptable to the Company. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board.

Liquidity. As of June 30, 2006 and September 30, 2005, the Company held cash and cash equivalents of approximately $2.8 million and $2.1 million, respectively. The Company had $6.6 million in investment in marketable securities at June 30, 2006 compared to $6.8 million at September 30, 2005. The investment properties are structured such that future tenants’ payments cover future required mortgage payments including balloon payments. Management believes that the Company will be able to generate sufficient cash by selling or borrowing against its assets in order to meet its cash requirements for a reasonable period of time.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $2.1 million for the nine months ended June 30, 2006 as compared to $30.6 million for the nine months ended June 30, 2005. The decrease was primarily due to changes in operating assets and liabilities related to a significant payment of nonrecourse debt of an investment property offset by improved financial performance in the 2006 period.

Cash Flows from Investing Activities. Cash provided by investing activities was approximately $1.1 million for the nine months ended June 30, 2006, as compared to cash used in investing activities of $1.4 million for the nine months ended June 30, 2005. In the current year period, the Company sold $1.9 million of marketable securities, which was offset by purchases of marketable securities of $0.2 million, investments of $0.4 million in a partnership and $0.2 million in capital equipment. In the prior year period, the Company invested $0.9 million in marketable securities, $0.1 million in a partnership and approximately $0.4 million in capital equipment and sold $0.1 million of marketable securities.

Cash Used in Financing Activities. Cash used in financing activities was $2.5 million for the nine months ended June 30, 2006 as compared to $30.3 million for the nine months ended June 30, 2005. For the nine months ended June 30, 2006 and 2005, the Company repaid $3.2 million and $31.1 million, respectively, of principally non-recourse debt and borrowed $0.7 million and $1.2 million, respectively. In the 2005 period, the Company expended $0.3 million to repurchase its preferred stock.

The Company’s primary source of operating cash is from Pioneer operations, from interest income on available cash and cash equivalents and investments in marketable securities and from the leasing of the Company’s strip property. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. SLVC, an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South, which is subject to, among others, a lease with a condominium developer. SLVC generates approximately $1.0 million of cash from its lease agreements after payment of property taxes.

Pioneer. Pioneer’s principal uses of cash are for payments of slot machine and bank debt obligations, ground lease rent and capital expenditures to maintain the facility. The Company has implemented changes in personnel and promotional programs and installed certain slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share in the Laughlin market. Management, however, can give no assurance that market share will be recaptured in its Laughlin market as its competition in the market typically has greater capital resources than does the Pioneer.

Rent expense at the Pioneer was approximately $0.1 million and $0.2 million for the nine months ended June 30, 2006 and 2005, respectively. Capital expenditures to maintain the facility in fiscal 2006 are expected to be less than $1.0 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. As originally drafted, the Certificate of Designation of the Exchangeable Redeemable Preferred Stock (“Certificate of Designation”) provides in part that:

“The holders of record of shares of Exchangeable Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefore, cumulative cash dividends at a rate per annum per share (the “Dividend Rate”) initially set at 8% of (i) $2.14 plus (ii) accrued but unpaid dividends as to which a Dividend Payment Date has occurred. Dividends shall accrue from the date of issuance and be payable semi-annually in arrears on the 31st day of March and the 30th day of September in each year (or if such day is a non-business day, on the next business day), commencing on March 31, 1994 (each of such dates a “Dividend Payment Date”); provided, however, that on any or all of the first six Dividend Payment Dates, the Company may, at its option, pay dividends on the Exchangeable Preferred Stock in the form of additional shares of Exchangeable Preferred Stock at the rate per annum of 0.08 shares of additional Exchangeable Preferred Stock for every share of Exchangeable Preferred Stock entitled to receive a dividend. If all Exchangeable Preferred Stock has not been redeemed prior to the tenth Dividend Payment Date, the Dividend Rate will increase on the tenth Dividend Payment Date to the rate per annum per share of 11% and will thereafter increase by an additional 0.50% per annum per share on each Dividend Payment Date until either the Dividend Rate reaches a rate per annum per share of 16% or the Exchangeable Preferred Stock is redeemed or exchanged by the Company. In no circumstances will the Dividend Rate exceed 16% per annum per share”.

In October 2003, the dividend rate increased to 16.0%. As of June 30, 2006, the aggregate liquidation preference of the preferred stock was approximately $21.0 million, or $4.76 per share.

Pursuant to the Certificate of Designation, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. As such, two of the Company’s six directors have been elected by the preferred shareholders.

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of August 11, 2006, the Company had purchased 709,305 shares of preferred stock for approximately $1.4 million under this program. Previously, the Company had purchased 276,627 shares for $452,232. During the nine months ended June 30, 2006, the Company has not purchased any additional shares.

During the quarter ended June 30, 2006, a holder of the Company’s preferred stock advised the Company that the holder had concluded that the Company’s calculation of the dividends on the preferred stock would accumulate at a compounded rate and is therefore erroneous, and that as a result the aggregate liquidation preference of the preferred stock is significantly greater than that calculated by the Company. Based upon the Company’s review to date of the relevant documents, the Company does not agree with the holder’s position. The Company is continuing its review of the 1993 transaction in which the preferred stock was issued.

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

Private Securities Litigation Reform Act

Certain statements in this Report which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt at June 30, 2006 of approximately $14.3 million, of which approximately $13.0 million bears interest at a variable rate (approximately 9.0% at June 30, 2006). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $130,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

The Company has outstanding cumulative exchangeable redeemable preferred stock (“Preferred Stock”). Prior to fiscal 1997, the Company satisfied the semi-annual dividend payments on its Preferred Stock through the issuance of paid in kind dividends. Commencing in fiscal 1997, dividends paid on the Preferred Stock, to the extent declared, must be paid in cash. No dividends have been declared on the Preferred Stock since October 1, 1996. As originally drafted, the Certificate of Designation of the Exchangeable Redeemable Preferred Stock provides in part that:

“The holders of record of shares of Exchangeable Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefore, cumulative cash dividends at a rate per annum per share (the “Dividend Rate”) initially set at 8% of (i) $2.14 plus (ii) accrued but unpaid dividends as to which a Dividend Payment Date has occurred. Dividends shall accrue from the date of issuance and be payable semi-annually in arrears on the 31st day of March and the 30th day of September in each year (or if such day is a non-business day, on the next business day), commencing on March 31, 1994 (each of such dates a “Dividend Payment Date”); provided, however, that on any or all of the first six Dividend Payment Dates, the Company may, at its option, pay dividends on the Exchangeable Preferred Stock in the form of additional shares of Exchangeable Preferred Stock at the rate per annum of 0.08 shares of additional Exchangeable Preferred Stock for every share of Exchangeable Preferred Stock entitled to receive a dividend. If all Exchangeable Preferred Stock has not been redeemed prior to the tenth Dividend Payment Date, the Dividend Rate will increase on the tenth Dividend Payment Date to the rate per annum per share of 11% and will thereafter increase by an additional 0.50% per annum per share on each Dividend Payment Date until either the Dividend Rate reaches a rate per annum per share of 16%

or the Exchangeable Preferred Stock is redeemed or exchanged by the Company. In no circumstances will the Dividend Rate exceed 16% per annum per share”.

In October 2003, the dividend rate increased to 16.0%. As of June 30, 2006, the aggregate liquidation preference of the Preferred Stock was approximately $21.0 million, or $4.76 per share.

During the quarter ended June 30, 2006, a holder of the Company’s Preferred Stock advised the Company that the holder had concluded that the Company’s calculation of the dividends on the Preferred Stock would accumulate at a compounded rate and is therefore erroneous, and that as a result the aggregate liquidation preference of the Preferred Stock is significantly greater than that calculated by the Company. Based upon the Company’s review to date of the relevant documents, the Company does not agree with the holder’s position. The Company is continuing its review of the 1993 transaction in which the Preferred Stock was issued.

Item 4.	Submission of Matters to a Vote of Security Holders

The holders of more than 75% of the Company’s outstanding shares of common stock, including Paul W. Lowden, President and Chief Executive Office of the Company and holder of more than 74% of the outstanding common tock, have approved the Option Agreement and the transactions contemplated thereby. No other stockholder approval is required in connection with the transaction. The Company will file an information statement with respect to the transactions contemplated by the Agreement with the SEC and will mail the information statement to its stockholders. Stockholders and investors are urged to read the information statement regarding the transaction when it becomes available because it will contain important information. Stockholders and investors may obtain a free copy of the information statement (when available) and other related documents filed by the Company with the SEC at its website at www.sec.gov.

At the Annual Meeting of Stockholders held on May 23, 2006, common stockholders elected two directors and voted on a proposal to ratify the selection of Ernst & Young LLP as the Company’s public accountants. Preferred stockholders elected one special director.

The Directors whose terms in office continued after the meeting are as follows:

Term Expires
Paul W. Lowden	2008
William J. Raggio	2008
John W. Delaney	2009
Suzanne Lowden	2007

There were 6,235,931 shares of Common Stock entitled to vote at the meeting. A total of 6,148,510 votes (98.6%) were represented at the meeting. The result of the vote taken on the election of Directors elected by the common stockholders to hold office until the 2009 Annual Meeting of Stockholders and until their successors are elected and have qualified are as follows:

	For	Withheld
John W. Delaney	6,145,180	3,330

The result of the vote taken for ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm are as follows:

For	Against	Abstain	Broker Non-Vote
6,146,878	375	1,257	0

The special director elected by the preferred stockholders whose term in office continued after the meeting is as follows:

Term Expires
Howard E. Foster	2009
Jay Parthemore	2007

There were 5,246,781 shares of Preferred Stock entitled to vote at the meeting. A total of 4,803,240 votes (91.5%) were represented at the meeting. The result of the vote taken of the election of the special director by the preferred stockholders was as follows:

	For	Withheld
Howard E. Foster	4,781,116	22,124

Item 5.	Other Information

During the quarter ended June 30, 2006, a holder of the Company’s preferred stock advised the Company that the holder had concluded that the Company’s calculation of the dividends on the preferred stock would accumulate at a compounded rate and is therefore erroneous, and that as a result the aggregate liquidation preference of the preferred stock is significantly greater than that calculated by the Company. Based upon the Company’s review to date of the relevant documents, the Company does not agree with the holder’s position. The Company is continuing its review of the 1993 transaction in which the preferred stock was issued.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION, Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden Chairman of the Board and Chief Executive Officer

By:	/s/ John M. Garner
John M. Garner, Chief Financial Officer

Date: August 16, 2006