Form 10-K
period 2006-09-30
ARCHON CORP
filed 2007-01-16
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-9481

ARCHON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0304348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4336 Losee Road, Suite 5, North Las Vegas, NV 89030

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

Large accelerated filer  ☐                an accelerated filer  ☐                or a non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $45,000,000. The market value was computed by reference to the closing price of the common stock as of March 31, 2006.

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

6,235,931 as of January 16, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K). YES ☒

ARCHON CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL

YEAR ENDED SEPTEMBER 30, 2006

i

PART I

Item 1.	BUSINESS

General

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada (See Land Held for Development), and investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

Through the Securities and Exchange Commission’s (“SEC”) website, at http://www.sec.gov/ the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchanges Act, are made available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC.

The principal executive office of the Company is located at 4336 Losee Road, Suite 5, North Las Vegas, Nevada, 89030, and the telephone number is (702) 732-9120.

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

Revenues. The primary source of revenues to the Company’s hotel-casino operations is gaming, which represented approximately 55.2%, 55.2% and 60.1% in 2006, 2005 and 2004, respectively, of total revenues. The Pioneer contributed 100% in fiscal 2006 and 2005 to total gaming revenues and approximately 99% in fiscal 2004. As of September 30, 2006 the Pioneer had approximately 748 slot machines, eight blackjack tables (“21”), one craps table, one roulette wheel and five other gaming tables. In addition, the Pioneer offers keno.

Market. The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California, retirees who reside in the Northeast and Midwest United States and Canada and travel to the Southwest United States during the winter months, and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rates at the Pioneer were approximately 64%, 57% and 70% in fiscal years 2006, 2005 and 2004, respectively.

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

Management and Personnel

As of September 30, 2006, the Company employed 12 executive and administrative personnel and the Pioneer employed approximately 500 persons.

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

See also Item 2., “Properties.”

Land Held for Development

The Company owns, through Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operated. The lease was terminated September 30, 2004. The Company presently leases portions of the property to three different lessees on a month-to-month basis for an aggregate amount of approximately $100,000.

On June 24, 2006, SLVC, a Nevada corporation and subsidiary of Archon Corporation entered into an Option Agreement (the “Agreement”) between SLVC and LVTI LLC, a Delaware limited liability company (“LVTI”). Pursuant to the Agreement, SLVC granted to LVTI an option (the “Option”) to purchase the 27 acre parcel of real property described in the prior paragraph located on Las Vegas Boulevard South (the “Property”) or, alternatively, to allow a limited liability company (“LVT LLC”) to be formed by SLVC to acquire the Property. The purchase price to be paid by LVTI (or LVT LLC, as may be applicable) for purchase of the Property is $450 million. LVTI paid an initial option payment of $5.0 million on June 27, 2006, which was refundable to LVTI if it had terminated the Agreement within a 30-day due diligence period. The $5.0 million option payment was held in escrow by an unrelated third party until the end of the 30-day due diligence period. The due diligence period ended on July 24, 2006. The Agreement also provides for a second option payment of $40.0 million due on or before the later of (1) September 22, 2006 and (2) the date Archon delivers a Notice of Archon Mailing confirming that Archon has mailed an Information Statement related to the transactions contemplated by the Agreement to its stockholders and additional monthly payments of approximately $2.2 million in each month commencing on the 13th calendar month following the date the second option payment is paid until the closing of the exercise of the Option. The 30-day due diligence period has ended and LVTI did not terminate the Agreement. In September 2006, the Company granted an extension to LVTI for the second option payment until December 31, 2006 and received $750,000 for the extension. In December, 2006, the Company granted an additional extension to LVTI for the second option payment of $40.0 million until March 31, 2007 and received approximately $1.2 million for the extension. Upon exercise of the Option, the initial option payment and the second option payment (but not the extension fee) will be credited against the total purchase price. The Agreement provides for certain adjustments to the purchase price if certain easements are entered into with respect to the Property prior to the closing. The Option may be exercised by LVTI at any time between the last day of the 12th calendar month and the last day of the 18th calendar month following the date on which the second option payment is paid; provided that the option term may be extended by up to 30 days if SLVC does not give written notice to LVTI of the option term expiration as required by the Agreement. The first and second option payments and any additional monthly payments paid to SLVC prior to termination of the Agreement will be retained by SLVC upon a termination of the Agreement without exercise of the option, except under certain circumstances specified in the Agreement.

The obligations of SLVC and LVTI to consummate the transactions contemplated by the Agreement are subject to the satisfaction or waiver of customary closing conditions.

The Company has guaranteed the obligations of SLVC under the Agreement.

The holders of more than 76% of the Company’s outstanding shares of common stock, including Paul W. Lowden, President and Chief Executive Officer of the Company and holder of more that 75% of the outstanding common stock, have approved the Agreement and the transactions contemplated thereby. No other stockholder approval is required in connection with the transaction.

The Company cannot give any assurances that the above described transaction will be consummated according to the terms of the Option Agreement.

See also Item 2., “Properties.”

The Company has provided financial segment information in the “Notes to Consolidated Financial Statements, Note 18. Segment Information.”

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

Any stockholder found unsuitable and who beneficially owns, directly or indirectly, any securities or partner interests of a Registered Entity beyond such period of time as may be prescribed by the Nevada Gaming Authorities may be guilty of a gross misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so may be found unsuitable. A Registered Entity is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a security holder or partner, as the case may be, or to have any other relationship with it, such Registered Entity (i) pays the unsuitable person any dividends or property upon any voting securities or partner interests or makes any payments or distributions of any kind whatsoever to such person; (ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities or partner interests by the unsuitable person; (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain and specific circumstances or; (iv) fails to pursue all lawful efforts to require the unsuitable person to divest himself of his voting securities, including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

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

Item 1A.	RISK FACTORS

You are encouraged to review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Our Business is Vulnerable to Changing Economic Conditions. Unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos. Our operating results may be negatively impacted by a increase in interest rates causing an increase in interest expense.

Our Laughlin Property is Vulnerable to Existing and New Competitors and Their Capital Investments. Recent acquisition by competitors of casino/hotel properties in Laughlin could produce unfavorable operating results if the investments by competitors are successful in capturing market share from the Company’s Laughlin property. These new competitors may have greater capital resources and liquidity than the Company has.

Liquidation of the Company’s Preferred Stock is Approximately $21.7 Million and is in Dispute. The Company has preferred shareholders with a liquidation preference of approximately $21.7 million. Additionally, a preferred shareholder of the Company has asserted that the dividends, which accrue semi-annually at a rate of 16% per annum, have been incorrectly calculated and the liquidation preference is substantially greater than $21.7 million. A preferred shareholder has filed a lawsuit and if the preferred shareholder’s claim is adjudicated unfavorably against the Company, the Company could be required to substantially increase its liquidation preference and future dividend accruals, accordingly. At September 30, 2006, the difference between the Company’s liquidation preference calculation and the amount asserted by the preferred shareholder is approximately $11.5 million. The Company plans to vigorously defend this lawsuit and has both procedural and substantive defenses and may have rights against other persons or parties related to the purported lawsuit.

A Significant Decline in Real Estate Values may have an Adverse Impact on the Company’s Financial Condition. The Company owns real estate on the Las Vegas strip and on the East Coast of the United States. Although the Company is presently not dependent on cash flows from these properties, a significant decline in real estate values in these markets could have an impact on the Company’s ability to readily generate cash flow from the real estate to meet its debt, preferred stock or other obligations.

Our Outstanding Debt Obligations Subject us to Additional Risks. Our outstanding mortgage debt obligation currently has matured and the Company is in the process of securing an extension of its mortgage obligation to January 2008. Our liquidity could be impacted if the bank elects not to renew; however, the bank has informed the Company that it does not plan on electing not to renew but rather plans to extend the mortgage obligation. Additionally, the Company also has outstanding indebtedness with certain entities. If the Company’s operating cash flow is not sufficient to meet obligations as required, the Company’s business operations and liquidity could be adversely impacted.

Reversal of September 2006 Stock Option Exercises Due To Mistake. The Company received notice of the exercise of stock option grants from Mr. David Lowden and from Mr. Chris Lowden in September, 2006. The Company and Messrs. Lowden believed the grants to be of the type designated pursuant to Internal Revenue Code Section 422 (“Section 422”), commonly called qualified stock option grants (sometimes referred to as incentive stock options). Section 422 (and the underlying regulations and rules governing that Section) include complex provisions and involve several special rules and limitations. To exercise the purported incentive option grants, certain loans were made to the optionees which loans were documented in written form. Upon further review of the original basis for the grant and later exercise, it was subsequently determined by the Company and its advisors that the grants believed to be exercised as incentive stock option grants did not fully qualify for that special treatment and, actually, reverted to nonqualified stock option status as a result. As the timing and tax treatment for the exercise of qualified and non-qualified stock option grants is materially different, the exercise was recognized as being induced by a significant error in designating the options as qualified stock options and the exercise was fully reversed at the request of the optionees and the shares have been fully restored to the Company (with the corresponding optionee grants also being restored). The Company believes that it acted promptly to reverse the transaction after the true nature of the mistaken designation attributed to the option grants became known to it and the Company believes the exercise and subsequent reversal of the September 2006 exercises by Messrs. Lowden are each undertaken in good faith and in compliance with applicable tax laws, rules and regulations. As required by rules governing financial accounting, the Company has reserved sums it deems sufficient to pay any penalties or interest that may be due for the period of 2006 regarding the reversal of the option exercise should that reversal be determined to not comply with applicable tax laws, rules and regulations.

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

The Company owns approximately 27 acres of real property located on the Strip. See Item 1., Business—Land Held for Development.

Item 3.	LEGAL PROCEEDINGS

Poulos v. Caesar’s World, Inc., et al. and Ahern v. Caesar’s World, Inc., et al.:

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

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants filed numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. In June 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. In August 2002, the Ninth Circuit granted review. The briefing is complete, an oral hearing took place in January 2004. In September 2005, the federal district court granted the defendants motion for dismissal. On October 19, 2005, the plaintiffs appealed that additional decision to the Ninth Circuit. The Company has not recorded a reserve under the provisions of SFAS No. 5 for this matter, as management does not believe that it is probable that a liability has been incurred.

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation

On November 9, 2006, the Company was served with a legal action in the United States District Court for the District of Connecticut styled as Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation , Case No. 306CV1740 (SRU), dated and filed November 1, 2006 (the “Complaint”).

The Complaint alleges, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 13 years ago. The Complaint further alleges that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. At September 30, 2006, the difference between the Company’s liquidation preference calculation and the amount asserted by the preferred shareholder is approximately $11.5 million.

The causes of action related to the purported claim include: Count 1 (Violation of Section 10(b) of the Exchange Act and Rule 10b-5); Count II (Breach of Agreement); Count III (Breach of Implied Covenant of Good Faith and Fair Dealing); Count IV (Fraudulent Misrepresentation/Inducement); Count V (Violation of Connecticut Unfair Trade Practices); and, Count VI (Accounting). No specific damages are sought by the plaintiffs, although the Complaint contends the amount in controversy exceeds $75,000, exclusive of interest and costs.

The Company is assessing the Complaint with its legal counsel and plans to conduct a vigorous defense. The Company believes it has well-grounded procedural and substantive defenses to the causes of action set forth above and may also have certain rights against one or more other persons or entities related to the purported claim.

Pioneer Hotel and Gambling Hall adv. Eckstrom:

The Company was a defendant in a lawsuit filed in the Eighth Judicial District Court entitled Pioneer Hotel and Gambling Hall adv. Eckstrom. The complaint alleged that the plaintiffs were exposed to potentially hazardous levels of carbon monoxide from a malfunctioning water heater in a hotel room at the Pioneer and that one of the plaintiffs suffered, among other things, a myocardial infarction as a result of the exposure. The Company has defended this lawsuit vigorously and has asserted its rights under its insurance coverage which included a self-insured retention of $25,000. The plaintiffs were seeking damages amounting to $750,000. The Company has recorded a reserve of its $25,000 self-insured retention under the provisions of SFAS No. 5 for this matter. The lawsuit was recently settled and the Company believes it has no further financial exposure, other than the $25,000 self-insured retention already recorded.

Douglas Medley v. Pioneer Hotel & Casino/Archon Corporation:

The Company is a defendant in a lawsuit entitled Douglas Medley v. Pioneer Hotel & Casino/Archon Corporation dated March 2006. The complaint alleges unpaid wages for overtime and the plaintiff is seeking approximately $160,000 in damages. The Company plans to defend this lawsuit vigorously and has not recorded a reserve under the provisions of SFAS No. 5 for this matter, as management does not believe that it is probable that a liability has been incurred.

In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The holders of more than 76% of the Company’s outstanding shares of common stock, including Paul W. Lowden, President and Chief Executive Office of the Company and holder of more than 75% of the outstanding common stock, have approved the Agreement and the transactions contemplated thereby in advance of the Information Statement mailing. No other stockholder approval is required in connection with the transaction. The Company will file an information statement with respect to the transactions contemplated by the Agreement with the SEC and will mail the information statement to its stockholders. Stockholders and investors are urged to read the information statement regarding the transaction when it becomes available because it will contain important information. In addition to being mailed a copy, stockholders and investors may obtain a free copy of the information statement (when available) and other related documents filed by the Company with the SEC at its website at www.sec.gov.

See also Item 1., “Land Held for Development”.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

The Company’s common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHN”.

The closing price of the Common Stock on January 16, 2007 was $36.49 per share. The tables below set forth the high and low closing prices by quarter for the fiscal years ended September 30, 2006 and 2005 of the common stock, as reported by the OTCBB.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006:
High	$39.28	$38.50	$44.95	$44.00
Low	37.00	30.75	32.25	31.00
Fiscal 2005:
High	$23.00	$20.05	$29.55	$49.00
Low	7.00	18.00	19.55	28.50

The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 700 common stockholders of record as of January 16, 2007.

Item 6.	SELECTED FINANCIAL DATA

The table below sets forth a summary of selected financial data of the Company for the years ended September 30, 2006, 2005, 2004, 2003 and 2002:

	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amounts)
Net operating revenues (1)	$45,154	$43,688	$45,693	$46,161	$48,765
Net loss, net of taxes	(3,356)	(4,912)	(1,882)	(7,847)	(7,707)
Net loss applicable to common shares	(4,867)	(6,423)	(3,444)	(9,374)	(9,262)
Net loss per common share	(0.78)	(1.03)	(0.55)	(1.51)	(1.50)
Total assets	198,050	199,638	206,932	237,390	242,086
Long-term debt, less current portion	77,042	79,499	82,057	148,698	153,029
Exchangeable redeemable preferred stock (2)	9,445	9,445	9,674	9,926	10,866

(1)	Net operating revenues for fiscal years 2002 through 2006 represent primarily operations at the Pioneer and revenues from investment properties.

(2)	The Company has not declared dividends on its preferred stock since fiscal 1996. Dividends of approximately $1.5 million, $1.5 million, $1.6 million, $1.5 million and $1.6 million for fiscal 2006, 2005, 2004, 2003 and 2002, respectively, have not been declared and are in arrears. Total accumulated preferred stock dividends in arrears for the five preceding years ended on September 30, 2006 are $12.3 million, $10.8 million, $9.5 million, $8.2 million and $7.3 million, respectively. The Company has repurchased and retired 985,932 shares of exchangeable redeemable preferred stock. The legal proceeding set forth in Item 3 relates to exchangeable redeemable preferred stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Overview of Business Operations and Trends

The Company, historically, has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates the Pioneer in Laughlin, Nevada. The Company also owns Strip property that may be sold pursuant to an Option Agreement entered into in fiscal 2006 whereby the Optionee has the right to purchase the property from the Company for $450 million.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss Archon’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS – FISCAL 2006 COMPARED TO FISCAL 2005

General

During fiscal 2006, the Company’s net operating revenues increased approximately $1.5 million and operating expenses decreased approximately $1.1 million, resulting in an increase of approximately $2.6 million in operating income. The improvement in operating results was primarily due to approximately $1.0 million received as reimbursements of amounts previously expended on behalf of an affiliated company, an improvement of $0.8 million in operating results at the Pioneer and a $0.8 million decrease in stock-based compensation.

Throughout the latter half of calendar 2004 through June 30, 2006, the Company financed certain legal costs totaling approximately $0.8 million associated with certain arbitration between Duke’s LLC and a general contractor. Christopher Lowden, son of Paul W. Lowden, is a limited partner in Duke’s LLC which was the managing member of Duke’s Casino, a casino managed and operated by a subsidiary of the Company. The Company had previously written-off its investment in and receivables from Duke’s LLC, related to the operation of Duke’s Casino, of approximately $1.5 million in the fiscal year ended September 30, 2003. In January 2005, the American Arbitration Association awarded Duke’s LLC approximately $4.9 million against the general contractor of a casino renovation at Duke’s Casino. The Company has an agreement with Duke’s LLC whereby the Company is to be reimbursed for legal and certain other costs related to the arbitration as well as recovery of amounts previously written-off, which in total may exceed $3 million. However, due to various contingencies surrounding the enforcement, collection or settlements with Duke’s LLC and the general contractor, management can give no assurance of the timing or the amount it will ultimately receive. During the three months ended September 30, 2006, the Company received approximately $1.0 million from Duke’s LLC. According to the terms of the various agreements, the Company may continue to receive approximately $60,000 per month for approximately 40 months as well as a payment in approximately 2 years of approximately $280,000 and a final payment of approximately $1.0 million in approximately 4 years. The Company can not give assurance that these payments will occur and plans to record any future recoveries as received.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2006 were $45.2 million, a $1.5 million, or 3%, increase from $43.7 million for the year ended September 30, 2005. Income from investment properties was $12.4 million in each of the fiscal years. Net revenues increased approximately $1.3 million to $31.0 million during fiscal 2006 at the Pioneer compared to $29.7 million for the 2005 fiscal year.

In fiscal 2006, 69% of the Company’s net revenues were derived from the Pioneer and 27% from investment properties. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2006, approximately 80% of the Pioneer’s net revenues were derived from casino operations. Approximately 91% of gaming revenues at the Pioneer were derived from slot and video poker machines, while 8% of such revenues were from table games and 1% was from other gaming activities such as keno.

Operating Expenses. Total operating expenses decreased approximately $1.1 million, or 3%, to $40.3 million for the year ended September 30, 2006 from $41.4 million for the year ended September 30, 2005. Total operating expenses as a percentage of net revenues decreased to 89% for the year ended September 30, 2006 from 95% for the year ended September 30, 2005. The decrease in operating expenses was principally the result of a decrease of approximately $0.8 million in stock-based compensation expense and a $0.8 million reimbursement of legal expenses from an affiliate partially offset by an increase of $0.5 million in operating expenses at the Pioneer.

Operating Income. Consolidated operating income for the year ended September 30, 2006 was $4.8 million, an approximate $2.5 million increase from $2.3 million for the year ended September 30, 2005. Operating income increased by $0.8 million at the Pioneer.

Interest Expense. Consolidated interest expense for the year ended September 30, 2006 was $8.9 million, a $2.2 million decrease compared to $11.1 million for the year ended September 30, 2005, primarily due to a decrease in interest expense associated with non-recourse debt of the investment properties.

Interest and Other Income. Interest and other income for the year ended September 30, 2006 was $0.2 million, a decrease of $1.1 million from $1.3 million for the year ended September 30, 2005. In fiscal 2005, the Company had $0.1 million from net gains on sales of marketable securities and $0.9 million of income from other investments and other assets.

Loss Before Income Tax. Consolidated loss before income tax for the year ended September 30, 2006 was $3.8 million, a $3.7 million improvement compared to $7.5 million for the year ended September 30, 2005.

Federal Income Tax. The Company recorded a federal income tax benefit of $0.4 million (an approximate 11% rate) for the year ended September 30, 2006 compared to $2.6 million (an approximate 35% tax rate) for the year ended September 30, 2005. Certain expenses, principally related to stock-based compensation expense, recorded in fiscal year 2006 were not deductible for income tax purposes.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $1.5 million for fiscal years 2006 and 2005 accrued on the preferred stock for purposes of calculating net loss applicable to common shares. The dividend rate increased to its maximum rate of 16.0% effective October 1, 2003.

Net Loss. Consolidated net loss applicable to common shares was $4.9 million, or $0.78 per common share, for the year ended September 30, 2006 compared to net loss applicable to common shares of $6.4 million, or $1.03 per common share, for the year ended September 30, 2005.

Pioneer

General. Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel and food/beverage revenues and expenses included in the Company’s consolidated statements of operations and are discussed separately below.

Net Operating Revenues. Net revenues at the Pioneer increased $1.3 million, or approximately 4%, to $31.0 million for the year ended September 30, 2006 from $29.7 million for the year ended September 30, 2005.

Gross casino revenues increased approximately $0.8 million, or 3%, to $24.9 million for the year ended September 30, 2006 from $24.1 million for the year ended September 30, 2005. Slot and video poker revenues increased approximately $0.9 million, or 4%, to $22.6 million for the year ended September 30, 2006 from $21.7 million for the year ended September 30, 2005. Other gross gaming revenues, including table games, were relatively unchanged at $2.3 million for the 2006 year compared to $2.4 million for the 2005 year. Management believes this increase was a result of improved marketing strategies to attract local customers. Casino promotional allowances increased $0.6 million, or 11%, to $6.2 million in fiscal year 2006 compared to $5.6 million for fiscal year 2005 primarily due to the aforementioned increase in slot and video poker revenues and certain changes in marketing strategies.

Hotel revenues increased $0.2 million, or 6%, to $3.0 million for the year ended September 30, 2006 from $2.8 million in fiscal 2005, due to an increase in occupancy rate partially offset by a decrease in the average daily room rate. Food and beverage revenues increased $0.5 million, or 8%, to $7.4 million for the year 2006 from $6.9 million for the 2005 year, primarily due to the increase in casino promotional allowances. Other revenues increased $0.4 million, or 28%, to $1.9 million in the current year from $1.5 million in the prior year due to increased retail sales.

Operating Expenses. Operating expenses increased $0.5 million, or 2%, to $31.0 million for the year ended September 30, 2006 from $30.5 million for the year ended September 30, 2005. Operating expenses as a percentage of net revenues decreased to 100% in fiscal 2006 from 103% in fiscal 2005.

Casino expenses increased $0.8 million, or 6%, to $13.9 million for the year ended September 30, 2006 from $13.1 million for the year ended September 30, 2005, primarily related to increase in casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 56% for the year ended September 30, 2006 from 54% for the year ended September 30, 2005.

Hotel expenses were relatively unchanged at $1.1 million for the year ended September 30, 2006 compared to $1.0 for the year ended September 30, 2005 as the Pioneer was able to increase occupancy without increasing costs. Food and beverage expenses decreased $0.2 million, or 5%, to $3.9 million in fiscal 2005 from $4.1 million in fiscal 2005, primarily due to a decrease in the cost of food sales associated with a change in food promotions. Food and beverage expenses as a percentage of food and beverage revenues decreased to 53% for the 2006 year from 60% for the 2005 year. Other expenses increased $0.4 million, or 38%, to $1.6 million for the year ended September 30, 2006 compared to $1.2 million for the year ended September 30, 2005 due to the increase in retail sales. Other expenses as a percentage of other revenues increased to 84% for the 2006 year from 78% for the 2005 year.

Selling, general and administrative expenses decreased $0.1 million, or 2%, to $4.4 million for the year ended September 30, 2006 compared to $4.5 million for the year ended September 30, 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 14% for the 2006 year from 15% for the 2005 year. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were unchanged at $3.9 million for the years ended September 30, 2006 and 2005. Utilities and property expenses as a percentage of revenues remained unchanged at 13%. Depreciation and amortization expenses decreased $0.3 million, or 11%, to $2.2 million in the year ended September 30, 2006 from $2.5 million in the year ended September 30, 2005. The Pioneer recorded a loss of $0.2 million on the disposal of older slot machines in the prior year compared to $20,000 in the current year.

Interest Expense. Interest expense increased $0.1 million, or 11%, to $1.4 million for the year ended September 30, 2006 from $1.3 million for the year ended September 30, 2005, primarily due to the increase in the prime lending rate.

RESULTS OF OPERATIONS – FISCAL 2005 COMPARED TO FISCAL 2004

General

During fiscal 2005, the Company experienced a marginal decline in net operating revenues of 4%. However, due to appreciation in the market value of the Company’s common stock, the Company recorded a significant noncash compensation expense of approximately $3.9 million for stock options awarded in April 2005. This increase to operating expenses of the Company for fiscal 2005 was offset partially by certain reductions of costs primarily at the Pioneer and due to the closure of Duke’s Casino in December 2003 of approximately $3.5 million. Additionally, the Company recorded a gain on the sale of fixed assets in fiscal 2004 of approximately $4.0 million. Overall, the Company’s operating income declined in fiscal 2005 as compared to fiscal 2004 by approximately $6.6 million.

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

Operating Expenses. Total operating expenses increased approximately $4.6 million, or 13%, to $41.4 million for the year ended September 30, 2005 from $36.8 million for the year ended September 30, 2004. Total operating expenses as a percentage of net revenues increased to 95% for the year ended September 30, 2005 from 80% for the year ended September 30, 2004. The increase in operating expenses was principally the result of (i) a charge of approximately $3.9 million of stock-based compensation expense related to options granted in fiscal 2005; (ii) a decrease in operating expenses of approximately $2.0 million, or 6%, at the Pioneer, in fiscal 2005; (iii) the inclusion in fiscal 2004 of approximately $0.7 million of operating expenses at Duke’s casino; and (iv) a gain on sale of assets during fiscal 2004 of approximately $4.0 million from the sale of certain land held for development partially offset by a loss on disposal of assets by ASMC. During fiscal 2005, a loss on the disposal of assets of approximately $0.2 million was recorded at the Pioneer for the disposal of certain slot equipment.

Operating Income. Consolidated operating income for the year ended September 30, 2005 was $2.3 million, a $6.6 million, or 74%, decrease from $8.9 million for the year ended September 30, 2004. Operating income decreased by $0.5 million at the Pioneer. ASMC had an operating loss of approximately $0.4 million for the fiscal year ended September 30, 2004.

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

Operating Expenses. Operating expenses decreased approximately $2.0 million, or 6%, to $30.5 million for the year ended September 30, 2005 from $32.5 million for the year ended September 30, 2004. Operating expenses as a percentage of net revenues increased to 103% in fiscal 2005 from 101% in fiscal 2004.

Casino expenses decreased approximately $1.8 million, or 12%, to $13.1 million for the year ended September 30, 2005 from $14.8 million for the year ended September 30, 2004, primarily related to reductions in casino promotional allowances. Casino expenses as a percentage of casino revenues decreased to 54% for the year ended September 30, 2005 from 55% for the year ended September 30, 2004.

Hotel expenses increased $0.4 million, or 56%, to $1.0 million for the year ended September 30, 2005 from $0.7 million for the year ended September 30, 2004. Due to the decrease in casino promotional allowances, the hotel department received a $0.4 million decreased expense transfer to the casino department. Food and beverage expenses decreased approximately $0.2 million, or 4%, to $4.1 million in fiscal 2005 from $4.3 million in fiscal 2004. Food and beverage expenses as a percentage of food and beverage revenues increased to 60% for the year ended September 30, 2005 from 52% for the year ended September 30, 2004. Due to the decrease in casino promotional allowances, the food and beverage department received a $1.1 million decreased expense transfer to the casino department. Other expenses increased approximately $0.1 million, or 6%, to $1.2 million for the year ended September 30, 2005 compared to $1.1 million for the year ended September 30, 2004. Other expenses as a percentage of other revenues increased to 78% for the year ended September 30, 2005 from 75% for the year ended September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE OPERATIONS

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2006 for the fiscal years ending September 30, 2007, 2008, 2009, 2010, 2011, 2012 and thereafter:

	Payments Due By Periods
	2007	2008	2009	2010	2011	2012 and Thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$2,196	$2,490	$2,828	$3,186	$3,573	$33,542	$47,815
Sovereign	0	0	0	0	0	31,199	31,199
Long-term debt:
Equipment	1,280	171	52	0	0	0	1,503
Mortgage obligation	10,147	0	0	0	0	0	10,147
Operating leases:
Ground lease	362	364	364	364	364	24,460	26,278
Corporate offices	22	0	0	0	0	0	22

	$14,007	$3,025	$3,244	$3,550	$3,937	$89,201	$116,964

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt - $7.1 million (2007), $7.0 million (2008), $6.8 million (2009), $6.6 million (2010), $6.3 million (2011) and $39.9 million (2012 and thereafter); and (ii) Long-term debt - $0.4 million (2007), $0.0 million (2008), $0.0 million (2009), $0.0 million (2010), $0.0 million (2011) and $0.0 million (2012 and thereafter).

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

Liquidity and Capital Resources

Mortgage Note Obligation - The Company has a mortgage note obligation which matured in late December 2006 in the approximate amount of $10.1 million. The Bank has informed the Company of its commitment to extend the maturity date of the note obligation to January 2008. The terms of the extension include monthly principal and interest payments of $120,000 with interest at a rate of prime plus 1% and a balloon payment of approximately $9.5 million in January 2008 with no prepayment penalties. The extended note will continue to be secured by the land owned on the Las Vegas strip by the Company and by a personal guaranty of the Company’s

Chairman of the Board and CEO, Paul W. Lowden. Although the Company believes the bank’s commitment to extend the maturity date of the loan will be made formal in the near-term, it can not give any assurances that the extension will occur. However, the bank has informed the Company it intends to extend the maturity date to January 2008.

As of September 30, 2006, the Company held cash and cash equivalents of $6.2 million compared to $2.1 million at September 30, 2005. In addition, the Company had $6.0 million in investment in marketable securities at September 30, 2006 compared to $6.8 million at September 30, 2005. Management believes that through cash flow generated from its casino operations and its short and long-term investments, the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve-month period ending September 30, 2007. The investment properties were structured such that future tenants’ payments cover future required mortgage payments.

Cash Flows from Operating Activities. The Company’s cash provided by operations was approximately $8.9 million for the year ended September 30, 2006 as compared to approximately $30.5 million for the year ended September 30, 2005. This decrease was primarily due to a decrease in deferred rents payable of approximately $26.0 million in the prior year as amounts due under non-recourse debt obligations have been paid in advance of the rental obligations.

Cash Flows from Investing Activities. Cash provided by investing activities was $1.1 million during the year ended September 30, 2006, compared to cash used in investing activities of $2.1 million during the year ended September 30, 2005. During fiscal 2006, the primary component of cash provided by investing activities was net marketable securities transactions of $1.7 million, offset by $0.4 million investment in partnerships and capital expenditures of $0.2 million. In the prior year, the primary components of cash used by investing activities were net marketable securities transactions of approximately $0.8 million, investment in partnerships of $0.8 million and capital expenditures of approximately $0.5 million.

Cash Flows from Financing Activities. Cash used in financing activities was $5.9 million during the year ended September 30, 2006 compared to $29.7 million during the prior year. During fiscal 2006, the Company paid $6.6 million on debt and non-recourse debt and borrowed $0.7 million from a margin account. During fiscal 2005, the Company paid $31.7 million on debt and non-recourse debt, borrowed $2.4 million from a margin account and used $0.4 million to acquire its preferred stock.

The Company’s primary source of operating cash is from the Pioneer’s operations, from interest income on available cash and cash equivalents, from leasing real estate owned in Las Vegas, NV and from investments in marketable securities. From time-to-time, transactions involving the sale of certain land or other assets also contribute to the Company’s cash balances as evidenced by the recent sale of an Option Agreement for the purchase of the Company’s Las Vegas strip property whereby the Company received $5.8 million through September 30, 2006. In December 2006, the Company received an additional $1.2 million for the granting of an extension to March 31, 2007 for the payment of $40.0 million to be made by the holder of the Option Agreement to purchase the Las Vegas strip property. The holder of the Option Agreement is contractually obligated to pay the Company $40.0 million on or before March 31, 2007 according to the terms of the Option Agreement, as amended. The Company has used, and plans to use, these proceeds to reduce certain short-term debt obligations, purchase marketable securities and for general corporate purposes.

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

Rent expense was approximately $0.2 million and $0.3 million for fiscal years ended September 30, 2006 and 2005, respectively. Capital expenditures to maintain the facility in fiscal 2006 were approximately $0.2 million.

Duke’s Casino

The Company had previously loaned approximately $1.4 million to Duke’s – Sparks (“Duke’s”), a Nevada limited-liability company. The Company, through its wholly-owned subsidiary ASMC, operated Duke’s casino. Christopher Lowden, son of Paul W. Lowden, is a limited partner in the company which was a managing member of Duke’s. The Company also acquired a $100,000 Class B member interest in Duke’s. In December 2003, Duke’s closed its casino operations.

Throughout the latter half of calendar 2004 through June 30, 2006, the Company financed certain legal costs totaling approximately $0.8 million associated with certain arbitration between Duke’s LLC and a general contractor. Christopher Lowden, son of Paul W. Lowden, is a limited partner in Duke’s LLC which was the managing member of Duke’s Casino, a casino managed and operated by a subsidiary of the Company. The Company had previously written-off its investment in and receivables from Duke’s LLC, related to the operation of Duke’s Casino, of approximately $1.5 million in the fiscal year ended September 30, 2003. In January 2005, the American Arbitration Association awarded Duke’s LLC approximately $4.9 million against the general contractor of a casino renovation at Duke’s Casino. The Company has an agreement with Duke’s LLC whereby the Company is to be reimbursed for legal and certain other costs related to the arbitration as well as recovery of amounts previously written-off, which in total may exceed $3 million. However, due to various contingencies surrounding the enforcement, collection or settlements with Duke’s LLC and the general contractor, management can give no assurance of the timing or the amount it will ultimately receive. During the three months ended September 30, 2006, the Company received approximately $1.0 million from Duke’s LLC. According to the terms of the various agreements, the Company may continue to receive approximately $60,000 per month for approximately 40 months as well as a payment in approximately 2 years of approximately $280,000 and a final payment of approximately $1.0 million in approximately 4 years. The Company can not give assurance that these payments will occur and plans to record any future recoveries as received, although the Company did receive approximately $0.2 million from October 1, 2006 through late December 2006.

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

The holder of the preferred stock filed a complaint in November 2006, which is the basis of the legal proceeding described in Item 3 above. The Complaint alleges, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 13 years ago. The Complaint further alleges that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. At September 30, 2006, the difference between the Company’s liquidation preference calculation and the amount asserted by the preferred shareholder is approximately $11.5 million. The Company plans to vigorously defend this Complaint and has both procedural and substantive defenses and may have rights against other persons or parties related to the purported claim.

The accrued stock dividends have not been recorded as an increase to the preferred stock account. As of September 30, 2006, the aggregate liquidation preference of the preferred stock was approximately $21.7 million, or $4.93 per share.

Pursuant to the Certificate of Designation of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. Accordingly, one of the Company’s current six board members has been elected by the preferred shareholders while one was appointed by the Board.

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of December 20, 2006, the Company had purchased 709,305 shares of preferred stock for $1,370,042 under this program. Previously, the Company had purchased 276,627 shares for $452,232. During the year ended September 30, 2006, the Company did not purchase any preferred shares.

Recently Issued Accounting Standards

SFAS 157. In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarch used to classify the source of the information. This statement is effective beginning in October 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

SAB 108. In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company does not expect the adoption of the statement to have a material impact on its consolidated results of operations, financial position or cash flows.

SFAS 154. In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, Requiring Retrospective Application to Prior-Period Financial Statements of Changes in Accounting Principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the corrections of errors. This statement is effective for the Company beginning in October 2006. Although the Company has no current application for this statement, the adoption of this statement may affect its future consolidated results of operations, financial position or cash flows.

SFAS 123R. In the first quarter of fiscal 2006, the Company adopted SFAS 123R, Share-Based Payment, and recognized share-based compensation expense in our financial statements. See Notes to Consolidated Financial Statements – Note 2 for a discussion of the impact on operating results for the year of the Company’s Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R. See Note 2 of our Consolidated Financial Statements for additional information regarding recently issued accounting standards.

FIN 48. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

EITF 04-5. In June 2005, the U.S. Emerging Issues Task Force (“EITF”) reached a consensus on EITF issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5), addressing when a general partner, or general partners as a group, control and should therefore, consolidate a limited partnership. Under EITF 04-5, a sole general partner is presumed to control a limited partnership when certain conditions are met. As a result, for the fiscal year ended September 30, 2007, the Company will be required to include the accounts of Santa Fe Mining Corp (“SFMC”) for U.S. GAAP purposes.

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

Private Securities Litigation Reform Act

Certain statements in this Annual Report on Form 10-K which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development, expansion or sale activities, capital expenditures, expansion of business operations into new areas and the payment of certain obligations by third parties. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

Item 7A.	MARKET RISK DISCLOSURE

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Excluding its non-recourse debt, the Company has total interest-bearing debt of approximately $12 million, of which approximately $10 million bears interest at a variable rate (9.25% at September 30, 2006). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $100,000 change in the amount of interest the Company would incur based on the amount of variable debt outstanding at September 30, 2006. Any future borrowings with variable interest rate terms will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 8.	FINANCIAL STATEMENTS

INDEX

TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2006, 2005 and 2004

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Archon Corporation:

We have audited the accompanying consolidated balance sheets of Archon Corporation and Subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Las Vegas, Nevada

December 21, 2006

/s/ Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Archon Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2004 of Archon Corporation and subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Archon Corporation and subsidiaries for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

December 23, 2004

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

as of September 30,

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,187,533	$2,116,708
Investment in marketable securities	6,011,225	6,803,967
Accounts receivable, net	1,096,333	1,051,998
Inventories	414,033	355,459
Prepaid expenses and other	1,045,654	761,307

Total current assets	14,754,778	11,089,439
Property held for sale	21,504,400	21,504,400
Property and equipment:
Rental property held for investment, net	127,364,625	130,536,513
Land used in operations	8,125,589	8,125,589
Buildings and improvements	35,082,588	35,365,442
Machinery and equipment	9,234,649	9,230,908
Accumulated depreciation	(25,664,662)	(24,008,187)

Property and equipment, net	154,142,789	159,250,265
Other assets	7,648,201	7,793,447

Total assets	$198,050,168	$199,637,551

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets – (continued)

as of September 30,

	2006	2005
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,770,938	$2,096,606
Interest payable	1,310,796	1,255,096
Accrued and other liabilities	3,524,408	3,197,668
Nonrefundable option payment	5,750,000	0
Current portion of debt	11,427,277	14,915,525
Current portion of non-recourse debt	2,195,326	1,915,478

Total current liabilities	26,978,745	23,380,373
Debt - less current portion	223,306	484,856
Non-recourse debt - less current portion	76,818,600	79,013,926
Deferred income taxes	27,245,317	27,353,693
Deferred rent and other accrued liabilities	45,051,567	48,021,017
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Common stock, $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,672,281 and 6,235,931 shares on September 30, 2006 and 2005; 436,350 shares are subject to non-recourse option note agreements at September 30, 2006	66,723	62,359
Preferred stock, exchangeable, redeemable 16.0% cumulative, stated at $2.14 liquidation value, authorized-10,000,000 shares; issued and outstanding – 4,413,777 shares on September 30, 2006 and 2005 with cumulative dividends in arrears of $12,302,741 and $10,791,464, respectively	9,445,483	9,445,483
Additional paid-in capital	61,482,194	58,342,933
Accumulated deficit	(51,098,102)	(47,742,393)
Accumulated other comprehensive income	1,924,109	1,363,078

Subtotal	21,820,407	21,471,460
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	21,732,633	21,383,686

Total liabilities and stockholders’ equity	$198,050,168	$199,637,551

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30,

	2006	2005	2004
Revenues:
Casino	$24,919,899	$24,119,395	$27,470,751
Hotel	2,955,969	2,782,506	3,125,408
Food and beverage	7,433,296	6,914,157	8,381,094
Investment properties	12,402,247	12,402,247	12,402,247
Other	3,685,589	3,088,930	2,166,278

Gross revenues	51,397,000	49,307,235	53,545,778
Less casino promotional allowances	(6,243,334)	(5,619,377)	(7,853,205)

Net operating revenues	45,153,666	43,687,858	45,692,573

Operating expenses:
Casino	13,874,582	13,051,698	15,126,830
Hotel	1,074,335	1,040,601	669,411
Food and beverage	3,923,775	4,138,451	4,382,641
Other	1,634,239	1,204,775	1,133,699
Selling, general and administrative	3,807,060	3,550,890	4,325,537
Corporate expenses	5,776,989	7,634,409	3,850,474
Utilities and property expenses	4,702,539	4,702,176	5,088,568
Depreciation and amortization	5,502,009	5,834,726	5,980,476
Provision for receivable and investment	0	0	162,225
Loss (gain) on sale/disposal of assets	14,523	244,648	(3,953,148)

Total operating expenses	40,310,051	41,402,374	36,766,713

Operating income	4,843,615	2,285,484	8,925,860
Interest expense	(8,854,722)	(11,059,577)	(12,880,017)
Interest and other income	244,926	1,268,134	1,158,928

Loss before income tax benefit	(3,766,181)	(7,505,959)	(2,795,229)
Federal income tax benefit	410,472	2,594,181	913,487

Net loss	(3,355,709)	(4,911,778)	(1,881,742)
Dividends accrued on preferred shares	(1,511,277)	(1,511,277)	(1,562,171)

Net loss applicable to common shares	$(4,866,986)	$(6,423,055)	$(3,443,913)

Average common shares outstanding	6,235,931	6,229,015	6,221,431

Average common and common equivalent shares outstanding	6,235,931	6,229,015	6,221,431

Basic loss per common share	$(0.78)	$(1.03)	$(0.55)

Diluted loss per common and common equivalent shares outstanding	$(0.78)	$(1.03)	$(0.55)

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2006, 2005 and 2004

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2003	$62,214	$9,926,221	$54,529,070	$(40,948,873)	$844,841	$(73,743)	$(87,774)	$24,251,956
Net loss				(1,881,742)				(1,881,742)
Preferred stock purchased		(252,668)	3,294					(249,374)
Stock-based compensation expense			50,000					50,000
Stock subscriptions received						73,743		73,743
Unrealized gain on marketable securities					147,182			147,182

Balances, September 30, 2004	62,214	9,673,553	54,582,364	(42,830,615)	992,023	0	(87,774)	22,391,765
Net loss				(4,911,778)				(4,911,778)
Preferred stock purchased		(228,070)	(188,340)					(416,410)
Exercise of stock options	145		19,275					19,420
Stock-based compensation expense			3,929,634					3,929,634
Unrealized gain on marketable securities					371,055			371,055

Balances, September 30, 2005	62,359	9,445,483	58,342,933	(47,742,393)	1,363,078	0	(87,774)	21,383,686
Net loss				(3,355,709)				(3,355,709)
Exercise of stock options	4,364							4,364
Stock-based compensation expense			3,139,261					3,139,261
Unrealized gain on marketable securities					561,031			561,031

Balances, September 30, 2006	$66,723	$9,445,483	$61,482,194	$(51,098,102)	$1,924,109	$0	$(87,774)	$(21,732,633)

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30,

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(3,355,709)	$(4,911,778)	$(1,881,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,502,009	5,834,726	5,980,476
Interest expense from amortization of debt issuance costs	379,032	615,976	342,934
Stock-based compensation expense	3,139,261	3,929,634	50,000
Provision for doubtful receivables	(17,701)	36,916	31,220
Loss (gain) on sale of assets	14,523	244,648	(3,953,148)
Negative amortization of debt	0	0	344,685
Change in assets and liabilities:
Accounts receivable, net	(26,634)	2,197,754	(139,745)
Inventories	(58,574)	(61,297)	(5,215)
Prepaid expenses and other	(284,347)	44,272	(50,041)
Deferred income taxes	(410,472)	(2,594,181)	(725,498)
Other assets	176,547	(255,069)	(67,659)
Accounts payable	674,332	(41,471)	175,273
Interest payable	55,700	(684,654)	(310,204)
Accrued and other liabilities	326,740	(862,212)	5,465,248
Nonrefundable option payment	5,750,000	0	0
Other liabilities	(2,969,450)	26,957,686	0

Net cash provided by operating activities	8,895,257	30,450,950	5,256,584

Cash flows from investing activities:
Proceeds from sale of assets	63,203	0	5,770,000
Decrease in restricted cash	0	0	13,898,971
Capital expenditures	(186,744)	(458,926)	(989,102)
Marketable securities purchased	(199,131)	(946,133)	(272,214)
Marketable securities sold	1,855,000	111,459	2,817,330
Investment in partnerships	(410,333)	(825,000)	(525,000)

Net cash provided by (used in) investing activities	1,121,995	(2,118,600)	20,699,985

Cash flows from financing activities:
Proceeds from long-term debt	683,069	2,408,865	18,565,751
Paid on long-term debt and obligation under capital lease	(6,633,860)	(31,669,935)	(51,203,512)
Note receivable	0	0	4,884,301
Debt issuance costs	0	0	(437,414)
Preferred stock acquired	0	(416,410)	(249,374)
Stock subscription received	0	0	73,743
Stock options exercised	4,364	19,420	0

Net cash used in financing activities	(5,946,427)	(29,658,060)	(28,366,505)

Increase (decrease) in cash and cash equivalents	4,070,825	(1,325,710)	(2,409,936)
Cash and cash equivalents, beginning of year	2,116,708	3,442,418	5,852,354

Cash and cash equivalents, end of year	$6,187,533	$2,116,708	$3,442,418

See the accompanying Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2006, 2005 and 2004

1.	BASIS OF PRESENTATION AND GENERAL INFORMATION

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company, owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. In June 2006, the Company entered into an option agreement whereby it sold an option to another party for the purchase of the real estate it owns on the Strip for a total sale price of $450 million, subject to the terms of the agreement.

On December 29, 2000, the Company entered into a series of agreements to exchange, pursuant to Sections 721 and 351 of the Internal Revenue Code of 1986, as amended (the “Code”), the real and personal property, excluding gaming equipment, and intangible assets used in the operation of the Pioneer to a third party and agreed to lease and license the assets sold for up to 20 years, during which period the Company would operate the Pioneer (collectively, the “Pioneer Transactions”). Additionally, the Company had the option to acquire the Pioneer during the period from December 29, 2003 to December 31, 2007. On November 13, 2003, the Company notified GE Capital that in accordance with Article 25 of the lease between HAHF Pioneer, LLC (“GE”) and PHI, the Company exercised its Early Purchase Option on December 29, 2003.

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

Investment in Marketable Securities

Debt securities available-for-sale are stated at market value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities. Debt securities available-for-sale at September 30, 2006 and 2005 include investments in corporate securities.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized gains and losses are determined on a specific identification method. At September 30, 2006 and 2005, equity securities available-for-sale included investments in common and preferred stock.

Included in “Other income” with the consolidated statements of operations are approximately $(8,000), $112,000 and $94,000 of realized gains/(losses) for the years ended September 30, 2006, 2005 and 2004, respectively. The Company recorded approximately $561,000, $371,000 and $147,000 of other comprehensive gain associated with unrealized gains or losses on these securities during the years ended September 30, 2006, 2005 and 2004, respectively.

The following is a summary of available-for-sale marketable securities as of September 30, 2006 and 2005:

	2006
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Other debt securities	$745,000	$0	$137,182	$607,818

Total debt securities	745,000	0	137,182	607,818
Equity securities	2,306,056	3,158,424	61,073	5,403,407

Total	$3,051,056	$3,158,424	$198,255	$6,011,225

	2005
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Other debt securities	$2,600,000	$46.900	$146,800	$2,500,100

Total debt securities	2,600,000	46,900	146,800	2,500,100
Equity securities	2,106,925	2,272,134	75,192	4,303,867

Total	$4,706,925	$2,319,034	$221,992	$6,803,967

All debt contractually matures more than ten years in the future as of September 30, 2006 and 2005.

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

Nonrefundable Option Payment

The nonrefundable option payment at September 30, 2006 is a nonrefundable option payment of $5.0 million and a nonrefundable extension fee of $750,000 received from a third party which has an option to acquire certain land on the Las Vegas strip owned by the Company.

Slot Club Liability

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for cash, free gifts, food and beverages and additional points redeemable for free play. Included in accrued liabilities is approximately $1.4 million and $1.5 million at September 30, 2006 and 2005, respectively, for estimated redemption value of points accumulated by patrons. This value is estimated based on historical amounts of free gift costs redeemed.

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

	2006	2005	2004
Food and beverage	$4,531	$4,061	$5,217
Hotel	436	409	855
Other	201	195	138

Total	$5,168	$4,665	$6,210

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

Earnings Per Share

The Company presents its per share results in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Stock options of approximately 830,000, 830,000 and 430,000, respectively were not included in the computation of diluted net loss per share for the years ended September 30, 2006, 2005 and 2004, since the Company incurred a net loss and their effect would be antidilutive.

The Board of Directors of the Company has authorized the purchase from time-to-time by the Company of preferred stock for total consideration of up to $2.5 million. Pursuant to the Certificate of Designation of the preferred stock, shares of preferred stock acquired by the Company are retired.

Accounting for Stock-Based Compensation

On October 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment”, (“FAS 123R”). Prior to October 1, 2005, it accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Recently Issued Accounting Standards

SFAS 157. In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarch used to classify the source of the information. This statement is effective beginning in October 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

SAB 108. In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company does not expect the adoption of the statement to have a material impact on its consolidated results of operations, financial position or cash flows.

SFAS 154. In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, Requiring Retrospective Application to Prior-Period Financial Statements of Changes in Accounting Principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the corrections of errors. This statement is effective for the Company beginning in October 2006. Although the Company has no current application for this statement, the adoption of this statement may affect its future consolidated results of operations, financial position or cash flows.

SFAS 123R. In the first quarter of fiscal 2006, the Company adopted SFAS 123R, Share-Based Payment, and recognized share-based compensation expense in our financial statements. See Notes to Consolidated Financial Statements – Notes 2 and 11, Accounting for Stock-Based Compensation for a discussion of the impact to operating results for the year on the Company’s Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R.

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

EITF 04-5. In June 2005, the U.S. Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), addressing when a general partner, or general partners as a group, control and should therefore, consolidate a limited partnership. Under EITF 04-5, a sole general partner is presumed to control a limited partnership when certain conditions are met. As a result, for the fiscal year ended September 30, 2007, the Company will be required to include the accounts of Santa Fe Mining Corp (“SFMC”) for U.S. GAAP purposes.

The Company currently accounts for its 50% ownership in SFMC using the equity method of accounting whereby its equity in SFMC is reflected in the caption “Other assets” within its consolidated balance sheets. After adopting this accounting guidance, the Company will consolidate all accounts of SFMC into its consolidated financial statements.

Fair Value of Financial Instruments

The Company estimates the fair value of its preferred stock to be approximately $23.4 million at September 30, 2006 based upon available market prices. The Company estimates that its debt and all other financial instruments have a fair value that materially approximates their recorded value, except for its non-recourse debt associated with an investment property owned in Massachusetts. The debt, which bears interest at 12.18% and matures in 2020, has a fair market value approximately $6 million greater than its carrying value at September 30, 2006 of approximately $31.2 million. The interest rate used to discount the notes and estimate the fair value was 7%, the same interest rate that is associated with similar non-recourse debt of the Company.

Other Income

Other income consists primarily of gains from the sale of marketable securities and income from investments in unconsolidated entities.

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-stockholder changes in stockholders’ equity. Comprehensive loss for each of the three years ended September 30, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Net loss	$(3,356)	$(4,912)	$(1,882)
Unrealized gain on marketable securities, net of income taxes of $302, $199 and $79 in 2006, 2005 and 2004, respectively	561	371	147

Comprehensive loss	$(2,795)	$(4,541)	$(1,735)

Reclassification

Certain amounts included in the 2004 statement of operations have been reclassified to conform with the proper presentation of similar amounts in the 2005 and 2006 statements of operations. Specifically, gains on the sale of certain land and other assets of approximately $4.0 million in fiscal 2004 had previously been included as nonoperating income but have been reclassified as operating income within these consolidated financial statements.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2006 and 2005 consisted of the following:

	2006	2005
Casino and hotel	$177,849	$178,873
Rental properties	950,018	950,018

Subtotal	1,127,867	1,128,891
Less: allowance for doubtful accounts	(31,534)	(76,893)

Total	$1,096,333	$1,051,998

Changes in the allowance for doubtful accounts for the years ended September 30, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
Balance, beginning of year	$76,893	$195,875	$586,637
Provision	(17,701)	36,916	31,220
Accounts written-off	(27,658)	(155,898)	(421,982)

Balance, end of year	$31,534	$76,893	$195,875

4.	PROPERTY HELD FOR SALE

In October 1995, the Company acquired an approximately 27-acre parcel on Las Vegas Boulevard South which was recorded at approximately $21.5 million. The Company assumed an operating lease under which a water theme park operated on the 27-acre parcel. The lease was terminated by the Company in September 2004 and the tenant had until January 2005 to vacate the premises. Under the terms of the lease, as amended, the water theme park remitted a base rent of approximately $19,000 monthly plus an annual rent payment based on gross receipts. Subsequent to September 30, 2004, the Company entered into an agreement to lease a small portion of this property for 16 months at a rate of approximately $42,000 per month. The month-to-month lease amount is currently $65,000 per month with the lessee for the land.

In 1994, Santa Fe Hotel, Inc. (“SFHI”) acquired for $1.6 million the approximately 20-acre parcel of undeveloped real property at the corner of Rainbow and Lone Mountain Road in Las Vegas, Nevada. In connection with the SFHI Asset Sale, the Company and SFHI granted an option to the buyer through October 2003 to purchase the property for $5.0 million. The buyer declined to exercise the option to purchase the property and the property was sold in September 2004 to a third party for approximately $5.6 million. A gain of approximately $4.2 million was recorded in the fourth fiscal quarter ended September 30, 2004 and is included in “Gain on sale of assets” in the accompanying consolidated statements of operations.

5.	RENTAL PROPERTY HELD FOR INVESTMENT, NET

The property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The loan issue costs incurred to acquire the property recorded in Other assets in the accompanying Consolidated Balance Sheets are being amortized over the remaining loan period. Deferred rent at September 30, 2006 and 2005 in the amount of $45.0 million and $48.0 million, respectively, is included in Other liabilities on the accompanying Consolidated Balance Sheets. See Note 8

The property in Gaithersburg, Maryland is located on 55 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The building is located on approximately 20 acres of the property. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the property (approximately $2.7 million) are recorded in Other assets in the accompanying Consolidated Balance Sheets and are being amortized over the remaining loan period. Deferred rent at September 30, 2006 and 2005 in the amount of $2.9 million and $2.7 million, respectively, is included in Other assets on the accompanying Consolidated Balance Sheets. See Note 8

6.	OTHER ASSETS

Included in Other assets at September 30, 2006 and 2005 are unamortized loan issue costs, which were incurred during the acquisition of certain rental property and certain debt, and deferred rents of approximately $4.6 million and $4.7 million, respectively. The unamortized loan issue costs are being amortized on the straight-line basis over the loan period, which closely approximates the effective interest method, and the deferred rents are being amortized on the straight-line basis over the lease period.

Additionally, Other assets at September 30, 2006 and 2005 include $0.1 million and $0.3 million, respectively, of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Other assets also include amounts for the cash surrender value of life insurance of approximately $0.8 million and $0.7 million on September 30, 2006 and 2005, respectively, and investments in unconsolidated entities of approximately $1.8 million and $1.7 million on September 30, 2006 and 2005, respectively. One of the unconsolidated entities is a 50% owned LLC which has the following financial profile at and for the years ended September 30, 2006: current and total assets of approximately $0.2 million and $1.0 million, respectively; current and total liabilities of approximately $0.1 million and $0.3 million, respectively; total equity of approximately $0.7 million; revenues of approximately $2.0 million and pretax income of approximately $0.4 million. As of and for the year ended September 30, 2005, current and total assets of approximately $0.3 million and $1.1 million, respectively; current and total liabilities of approximately $0.1 million and $0.4 million, respectively; total equity of approximately $0.7 million; revenues of approximately $1.9 million and pretax income of approximately $0.3 million. In accordance with accounting literature, the Company plans to consolidate this entity into its consolidated financial statements in fiscal 2007 because it is the general partner (controlling member) but accounts for this investment presently under the equity method.

7.	DEBT

As of September 30, 2006, the Company’s long-term debt was comprised primarily of the following obligations: a loan payable to a bank with a balance of approximately $10.1 million, secured by land held for development on the Las Vegas Strip, monthly payments of approximately $120,000, including interest of prime plus 1% (9.25% at September 30, 2006) with a balloon payment of approximately $10.0 million in December 2006 and various loans with a total balance of $1.5 million collateralized by slot equipment with interest rates between 0% and 10.0%, current monthly principal payments of approximately $60,000 with maturities thru September 2009.

The Company’s loan with a balance of approximately $10.1 million includes a financial covenant which requires the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization without including financial results related to the Company’s investment properties in Massachusetts and Maryland. At September 30, 2005 and 2004, the Company was not in compliance with this covenant. The bank has informed the Company that it does not intend to accelerate the payment of the note, which includes a balloon payment of principal in December 2006 of approximately $10.1 million, but does not plan to grant a waiver to the Company relating to the default. As such, the Company has included all principal amounts owing to the bank in current debt at September 30, 2006 and 2005. The Bank has informed the Company of its commitment to extend the maturity date of the note obligation to January 2008. The terms of the extension include monthly principal and interest payments of approximately $120,000 with interest at a rate of prime plus 1% and a balloon payment of approximately $9.5 million in January 2008 with no prepayment penalties. The extended note continues to be secured by the land owned on the Las Vegas strip by the Company and by a personal guaranty of the Company’s Chairman of the Board and CEO, Paul W. Lowden. Although the Company believes the bank’s commitment to extend the maturity date of the loan will be made formal in the near-term, it can not give any assurances that the extension will occur on terms and conditions ultimately acceptable to the Company.

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

The scheduled maturities of long-term debt as of September 30, 2006 are as follows:

As of September 30, 2006
2007	$11,427,277
2008	171,042
2009	52,264

Total	$11,650,583

8.	NON-RECOURSE DEBT OBLIGATIONS

The Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness, $43.9 million with an interest rate of 10.2% and $31.2 million with an interest rate of 12.18% and $2.1 million of indebtedness under Section 467 of the Code, in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2020, which requires the tenant to make higher semi-annual lease payments through June 2005 and lower semi-annual lease payments thereafter. The lease payments are applied to the outstanding indebtedness and reduced the first mortgage note balance to $31.2 million by June 2005. The portion of higher lease payments attributable to future periods is considered an advance of rent. The first mortgage indebtedness is non-recourse and matures in June 2020 to coincide with the end of the lease term. See Note 5.

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

The scheduled maturities of non-recourse debt as of September 30, 2006 are as follows:

As of September 30, 2006
2007	$2,195,326
2008	2,490,198
2009	2,828,304
2010	3,185,888
2011	3,573,478
Thereafter	64,740,732

Total	$79,013,926

9.	LEASES

All non-cancelable leases have been classified as operating leases. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property. Amortization of assets leased under capital leases in prior years is included in depreciation and amortization expense in the Consolidated Statements of Operations.

At September 30, 2006, the Company had an operating lease for real property that expires in 2078 and operating leases for corporate offices. The Company had no significant property and equipment under capital leases at September 30, 2006.

Future minimum lease payments as of September 30, 2006 are as follows:

As of September 30, 2006
2007	$385,886
2008	363,710
2009	363,710
2010	363,710
2011	363,710
Thereafter	24,459,524

Total	$26,300,250

Rent expense was $313,435, $629,470 and $1,084,533 for the years ended September 30, 2006, 2005 and 2004, respectively.

10.	PREFERRED STOCK

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. As originally drafted, the Certificate of Designation of the Exchangeable Redeemable Preferred Stock (“Certificate of Designation”) provided in part that:

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

On November 9, 2006, the Company was served with a legal action in the United States District Court for the District of Connecticut styled as Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation, Case No. 306CV1740 (SRU), dated and filed November 1, 2006. The Complaint alleges, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 13 years ago. The Complaint further alleges that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. At September 30, 2006, the difference between the Company’s liquidation preference calculation and the amount asserted by the preferred shareholder is approximately $11.5 million. The Company plans to vigorously defend this Complaint and has both procedural and substantive defenses and may have rights against other persons or parties related to the purported claim.

The accrued stock dividends have not been recorded as an increase to the preferred stock account. As of September 30, 2006, the aggregate liquidation preference of the preferred stock was approximately $21.7 million, or $4.93 per share.

Pursuant to the Certificate of Designation of Preferred Stock, dividends are payable only when, as and if declared by the Board of Directors and the liquidation preference is payable only upon a liquidation, dissolution or winding up of the Company. Because dividends in an amount equal to dividend payments for one dividend period have accrued and remain unpaid for at least two years, the preferred stockholders, voting as a separate class, are entitled to elect two directors. Accordingly, one of the Company’s current six board members has been elected by the preferred shareholders while one was appointed by the Board. The Preferred Stockholders’ right to elect two directors will continue until all dividend arrearages have been paid.

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of December 20, 2006, the Company had purchased 709,305 shares of preferred stock for $1,370,042 under this program. Previously, the Company had purchased 276,627 shares for $452,232. During the year ended September 30, 2006, the Company did not purchase any preferred shares.

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

At the election of the Company, shares of Preferred Stock may be exchanged from time-to-time for junior subordinated notes of the Company. The principal amount of the junior subordinated notes, if issued, will be equal to the Liquidation Preference of the Preferred Stock for which such notes are exchanged. The junior subordinated notes would mature on September 30, 2008, and would bear interest at an annual rate of 11.0%, payable semi-annually.

The Company has not declared dividends on the Preferred Stock since September 30, 1996. Cumulative dividends in arrears were approximately $12.3 million and $10.8 million as of September 30, 2006 and 2005, respectively.

11.	STOCK OPTION PLAN

The Company’s Stock Option Plan provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants had generally vested over a three-year period from the employee’s hire date. The Stock Option Plan ceased granting options as of September 30, 2003 as the plan had expired. However, in July 2005, the Stock Option Plan was reinstated for an additional 10-year period. During fiscal 2005, there were 300,000 fully vested stock options granted under the Stock Option Plan. No options were granted during the fiscal year 2006. As of September 30, 2006, 2005 and 2004, there were approximately 830,000, 830,000 and 430,000 options, respectively, outstanding and exercisable under the Stock Option Plan. During fiscal years 2006 and 2005, 436,350 and 2,000 options, respectively, were exercised. No options were exercised during fiscal year 2004.

The Company received notice of the exercise of stock option grants from Mr. David Lowden and from Mr. Chris Lowden in September, 2006 in exchange for notes totaling approximately $6.3 million. In accordance with SFAS 123R, the Company recorded compensation expense of approximately $1.7 million with no tax benefit recorded. At the time of exercise of the stock option grants, the Company and Messrs. Lowden believed the grants to be of the type designated pursuant to Internal Revenue Code Section 422 (“Section 422”), commonly called qualified stock option grants (sometimes referred to as incentive stock options). To exercise the purported incentive option grants, certain loans were made to the optionees which loans were documented in written form. Upon further review of the original basis for the grant and later exercise, it was subsequently determined by the Company and its advisors that the grants believed to be exercised as incentive stock option grants did not qualify as qualified stock options. As the timing and tax treatment for the exercise of qualified and non-qualified stock option grants is materially different, the exercise was recognized as being induced by a significant error in designating the options as qualified stock options and subsequent to year end the exercise was fully reversed at the request of the optionees and the shares have been fully restored to the Company (with the corresponding optionee grants also being restored). The Company has reserved $300,000 it deems sufficient to pay any penalties or interest that may be due for the period of 2006 regarding the reversal of the option exercise should that reversal be determined to not comply with applicable tax laws, rules and regulations.

The outstanding options have expiration dates through 2007 and have an average remaining life of approximately 3.3 years. The average exercise price of the outstanding options at September 30, 2006 is approximately $19.84.

In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of September 30, 2006, 2005 and 2004, there were 25,000, 25,000 and 37,500 options, respectively, outstanding and exercisable under this plan. During fiscal 2005, 12,500 options were exercised. During fiscal years 2006 and 2004, no options were granted or exercised. The outstanding options have an expiration date through 2007 and have an average remaining life of approximately 2 years. The average exercise price of the outstanding options at September 30, 2006 is approximately $1.00.

SFHI, SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2006, no options had been granted under any of the Subsidiary Plans.

Accounting for Stock-Based Compensation

During the fiscal third quarter 2005, certain stock options were granted by the compensation committee of the Company’s board of directors to Christopher Lowden, David Lowden and Paul Lowden. Each individual received a grant of 150,000 stock options (Paul Lowden, however, notified the compensation committee in May 2005 that he was forfeiting the award that was to be granted to him). The options were granted in April 2005 and included terms of immediate vesting and were intended to be issued with an exercise price of $1.00 per share. However, the Compensation Committee decided in June 2005 that the options granted in April 2005 were to be granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. The Company recognized stock-based compensation associated with the issuance of the stock options of approximately $1.6 million, net of taxes, representing the difference in the Company’s common stock price between the date of grant and the measurement date of the options. In September 2006, Christopher and David Lowden exercised all of their outstanding stock options (218,175 each) and signed promissory notes dated August 30, 2006 with the Company to finance the purchase of the options. The notes receivable from Christopher and David Lowden total approximately $6.3 million in total, have a term of three (3) years, bear interest at 4.0% and are generally unsecured. As set forth above, the stock option exercises related to these notes were reversed. The Company has returned the notes to Messrs. Lowden and will not seek payment therefrom. Under SFAS 123R, the value of the notes relative to the stock options exercised was approximately $1.7 million and was recorded as compensation expense with a related credit to additional paid-in-capital.

Additionally, the compensation committee approved an extension of other previously issued stock options which otherwise would have expired. A charge of approximately $1.0 million related to this extension of stock options was recorded, net of taxes. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts):

		Years Ended September 30,
		2005	2004
Net loss applicable to common shares		$(6,423)	$(3,444)
Add:	Compensation cost recorded on the consolidated statements of operations, net of related tax effects	2,554	33
Deduct	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,383)	(33)

Pro forma net loss applicable to common shares		$(6,252)	$(3,444)

Loss per common share:
	Basic and diluted – as reported	$(1.03)	$(0.55)

	Basic and diluted – pro forma	$(1.03)	$(0.55)

There was no net impact on the Company’s net loss for the twelve months ended September 30, 2006 a result of adopting the fair value recognition provisions of SFAS 123R. There were no unvested share-based payments as of October 1, 2005 and no share-based payments have been granted subsequent to October 1, 2005. However, effective in March and April 2006, certain stock options were extended for an additional period of exercise and the Company recorded stock-based compensation expense of approximately $1.4 million during the year ended September 30, 2006. In addition, approximately, 436,000 were exercised in the fourth quarter for which the Company recorded stock-based compensation expense of approximately $1.7 million.

There is also no material impact on net loss per share for the years ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123R. The company recognized stock-based compensation expense associated with the issuance of stock options of approximately $3.9 million and $50,000 during the years ended September 30, 2005 and 2004, respectively.

SFAS 123R requires the Company to disclose pro forma net loss and net loss per share assuming compensation cost for employee stock options had been determined using the fair value-based method for the year ended September 30, 2005. The weighted average assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model, and the estimated weighted average fair value of the options granted should also be disclosed. No such stock options were granted in 2004, and therefore, no information has been included for that year.

The Company’s valuation model assumes no expected future dividend payments on the Company’s common stock for the options granted in 2006 and 2005 (dollars in thousands, except per share data).

	2006	2005	2004
Weighted average assumptions:
Expected stock price volatility	42.0%	80.0%	N/A
Risk-free interest rate	8.82%	5.0%	N/A
Expected option lives (in years)	3	2	N/A
Expected dividend yield	N/A	N/A	N/A
Estimated fair value of options, net of tax effect	$1,722	$1,399	N/A
Estimated fair value of options per share, net of tax effect	$0.17	$0.22	N/A

The following table summarizes stock option activity during fiscal 2006 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2005:	830	$8.05	4.5 years	$24,656
Granted	436	$36.85	3 years	$1,898
Exercised	436	$14.44	6.3 years	$1,898
Canceled	0	N/A	N/A	N/A
Options outstanding at September 30, 2006:	830	$19.84	3.3 years	$10,829
Options exercisable at September 30, 2006:	830	$19.84	3.3 years	$10,829

As of September 30, 2006, there was no unrecognized compensation cost related to unvested stock options. There were no unvested shares at September 30, 2006.

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

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, deferred income taxes reflect the net effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating loss and tax credit carryforwards. The provision (benefit) for income taxes attributable to pre-tax loss consisted of:

	2006	2005	2004
	(dollars in thousands)
Current	$0	$0	$0
Deferred	(410)	(2,594)	(913)

Total provision (benefit)	$(410)	$(2,594)	$(913)

The benefit for income taxes attributable to pre-tax loss differs from the amount computed at the federal income tax statutory rate as a result of the following:

	2006	2005	2004
	(dollars in thousands)
Amount at statutory rate	$(1,318)	$(2,594)	$(978)
Stock options	603	0	0
Tax credits	199	0	0
Other	106	0	65

Total	$(410)	$(2,594)	$(913)

The components of the net deferred tax liability consisted of the following:

	2006	2005
	(dollars in thousands)
Deferred tax liabilities:
Prepaid expenses	$304	$263
Fixed asset cost, depreciation and amortization, net	29,275	31,373
Land	2,236	2,236
Unrealized gains	1,036	727

Deferred tax liabilities	32,851	34,599

Deferred tax assets:
Net operating loss carryforward	4,027	5,508
Reserves for accounts and contracts receivable	51	27
Other	536	1,014
Stock option SFAS 123R	496	0
Deferred payroll	169	171
Tax credits and charitable contribution carryover	326	525

Deferred tax assets	5,605	7,245

Net deferred tax (liability)	$(27,246)	$(27,354)

At September 30, 2006, the Company had a net operating loss carryforward for regular income tax purposes of approximately $63 million, which will fully expire by the year 2025 and begins expiring in 2010. AMT credits of approximately $268,000 are carried forward indefinitely. Charitable contributions of approximately $166,000 will fully expire in 2009 and begin expiring in 2007. Included in this amount is approximately $53.0 million that was not recorded related to the Pioneer Transaction for which the Company has not taken benefit in its financial statements until the uncertainty related to the tax deduction is resolved.

The Company continues to record tax benefits for its taxable losses as it believes that tax provisions from future taxable income from operations or from the sale of assets will be sufficient to offset the tax benefits currently recorded.

13.	BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) qualified under Section 401(k) of the Code. The Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Plan are discretionary. The Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The Company’s matching contributions paid in 2006, 2005 and 2004 were $55,000, $49,000 and $48,000, respectively.

14.	RELATED PARTIES

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless the Company terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2006 and 2005, the Company had expended approximately $0.4 million for commercial development of the technology, of which $30,000 was expensed in fiscal 2006 and $50,000 in fiscal 2005.

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

During an approximate 2-year period ended June 30, 2006, the Company had expended approximately $800,000 in legal fees associated with Duke’s litigation against a contractor. Duke’s had entered into an agreement to reimburse the Company for legal fees and other amounts owed the Company depending on potential amounts recovered from the litigation. Through September 30, 2006, the Company received approximately $1.0 million, of which $800,000 has been credited against legal expense and the balance has been included in operating income in the fiscal 2006 consolidated statement of operations. The Company may recover additional amounts of approximately $60,000 monthly depending on several factors.

See Note 6 for information regarding transactions between the Company and J & J Mortgage.

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

In response to the complaints, all of the defendants, including the Company, filed motions attacking the pleadings for failure to state a claim, seeking to dismiss the complaints for lack of personal jurisdiction and venue. As a result of those motions, the Court has required the Plaintiffs in the four consolidated cases to file a single consolidated amended complaint. Subsequent to Plaintiffs’ filing of their consolidated amended complaint, the defendants filed numerous motions attacking the amended complaint upon many of the bases as the prior motions. The Court heard the arguments on those motions and ultimately denied the motions. Plaintiffs then filed their motion to certify a class. Defendants have vigorously opposed the motion. In June 2002, the court denied the motion to certify the class. Plaintiffs then sought discretionary review by the Ninth Circuit of the order denying class certification. In August 2002, the Ninth Circuit granted review. The briefing is complete and an oral hearing took place in January 2004. In September 2005, the federal district court granted the defendants motion for dismissal. On October 19, 2005, the plaintiffs appealed to the Ninth Circuit. The Company has not recorded a reserve under the provisions of SFAS No. 5 for this matter, as management does not believe that it is probable that a liability has been incurred.

Pioneer Hotel and Gambling Hall adv. Eckstrom. The Company was a defendant in a lawsuit filed in the Eighth Judicial District Court entitled Pioneer Hotel and Gambling Hall adv. Eckstrom. The complaint alleged that the plaintiffs were exposed to potentially hazardous levels of carbon monoxide from a malfunctioning water heater in a hotel room at the Pioneer and that one of the plaintiffs suffered, among other things, a myocardial infarction as a result of the exposure. The Company has defended this lawsuit vigorously and has asserted its rights under its insurance coverage which included a self-insured retention of $25,000. The plaintiffs were seeking damages amounting to $750,000. The Company has recorded a reserve of its $25,000 self-insured retention under the provisions of SFAS No. 5 for this matter. The lawsuit was recently settled and the Company believes it has no further financial exposure, other than the $25,000 self-insured retention already recorded.

Douglas Medley v. Pioneer Hotel & Casino/Archon Corporation. The Company is a defendant in a lawsuit entitled Douglas Medley v. Pioneer Hotel & Casino/Archon Corporation dated March 2006. The complaint alleges unpaid wages for overtime and the plaintiff is seeking approximately $160,000 in damages. The Company plans to defend this lawsuit vigorously and has not recorded a reserve under the provisions of SFAS No. 5 for this matter, as management does not believe that it is probable that a liability has been incurred.

In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

16.	SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company with the approval of the Board, sold an investment in real estate with a net book value of approximately $0.4 million for $1.8 million.

17.	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information for the years ended September 30, 2006, 2005 and 2004 consisted of:

	2006	2005	2004
	(dollars in thousands)
Operating activities:
Cash paid during the year for interest	$8,386	$11,128	$12,502

Investing and financing non-cash activities:
Long-term debt incurred in connection with the acquisition of machinery and equipment	$286	$0	$267

Accounts payable converted to debt	$0	$0	$407

Reduction of property and equipment from the acquisition of capital leases	$0	$0	$1,412

Reduction of accounts payable from disposal of machinery and equipment	$0	$0	$299

Unrealized gain on marketable securities	$561	$371	$147

18.	SEGMENT INFORMATION

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

Segment information for the years ended September 30, 2006, 2005 and 2004 consisted of:

	2006	2005	2004
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$30,985	$29,697	$32,188

Operating loss	$(46)	$(839)	$(302)

Depreciation and amortization	$2,200	$2,477	$2,507

Interest expense	$1,439	$1,291	$2,298

Interest and other income	$12	$11	$15

Net loss before income taxes	$(1,473)	$(2,119)	$(2,585)

Capital expenditures (2)	$462	$179	$2,460

Identifiable assets (1)	$30,100	$31,380	$34,539

Investment Properties:
Net operating revenues	$12,402	$12,402	$12,402

Operating income	$9,230	$9,230	$9,230

Depreciation and amortization	$3,172	$3,172	$3,172

Interest expense	$7,494	$9,897	$10,660

Interest and other income	$2	$1	$0

Net income (loss) before income taxes	$1,738	$(666)	$(1,430)

Capital expenditures (2)	$0	$0	$0

Identifiable assets (1)	$132,911	$136,065	$141,401

Other and Eliminations:
Net operating revenues	$1,767	$1,589	$1,103

Operating loss	$(4,340)	$(6,106)	$(2)

Depreciation and amortization	$130	$186	$301

Interest expense	$(78)	$(129)	$(78)

Interest and other income	$231	$1,256	$1,144

Net loss before income taxes	$(4,031)	$(4,721)	$1,220

Capital expenditures (2)	$10	$280	$(1,204)

Identifiable assets (1)	$35,039	$32,193	$30,992

Total:
Net operating revenues	$45,154	$43,688	$45,693

Operating income	$4,844	$2,285	$8,926

Depreciation and amortization	$5,502	$5,835	$5,980

Interest expense	$8,855	$11,059	$12,880

Interest and other income	$245	$1,268	$1,159

Net loss before income taxes	$(3,766)	$(7,506)	$(2,795)

Capital expenditures (2)	$472	$459	$1,256

Identifiable assets (1)	$198,050	$199,638	$206,932

(1)	Identifiable assets represent total assets less elimination for intercompany items.

(2)	Includes acquisition of capital assets through non-cash activities.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2006	2005
	(dollars in thousands, except per share amounts)
Revenues:
First Quarter	$10,439	$10,175
Second Quarter	12,449	12,042
Third Quarter	11,126	10,974
Fourth Quarter	11,140	10,497

Total	$45,154	$43,688

Operating income (loss):
First Quarter	$1,285	$366
Second Quarter	2,875	2,614
Third Quarter	434	(1,887)
Fourth Quarter	250	1,192

Total	$4,844	$2,285

Net income (loss):
First Quarter	$(530)	$(1,531)
Second Quarter	482	261
Third Quarter	(1,152)	(2,995)
Fourth Quarter	(2,156)	(647)

Total	$(3,356)	$(4,912)

Net income (loss) applicable to common shares:
First Quarter	$(908)	$(1,917)
Second Quarter	104	(126)
Third Quarter	(1,529)	(3,361)
Fourth Quarter	(2,534)	(1,019)

Total	$(4,867)	$(6,423)

Net income (loss) per common share:
First Quarter	$(0.15)	$(0.31)
Second Quarter	0.02	(0.02)
Third Quarter	(0.25)	(0.54)
Fourth Quarter	(0.40)	(0.16)

Total	$(0.78)	$(1.03)

Operating income (loss) amounts have been adjusted to reflect a reclassification of amortization of loan issue costs from depreciation and amortization to interest expense for the 2005 quarters shown except for the fourth quarter.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective.

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following is a list of the current executive officers and directors of the Company:

Name	Position with the Company
Paul W. Lowden	Chairman of the Board, President and Chief Executive Officer
Suzanne Lowden	Director, Executive Vice President, and Assistant Secretary
John W. Delaney (2)	Director
William J. Raggio (1)(2)	Director
Howard E. Foster (1)	Preferred Stockholder Special Director
Richard Taggart (1)	Preferred Stockholder Special Director
John M. Garner	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

(1)	Member of the Audit Committee of the Company.

(2)	Member of the Compensation Committee of the Company.

The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

Paul Lowden, 63, has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company’s predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden. Mr. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2008.

Suzanne Lowden

Suzanne Lowden, 54, has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman, reporter, writer and producer of television news. In December 2005, Mrs. Lowden was nominated to and continues to serve on the board of the Muscular Dystrophy Association as its Treasurer. Mrs. Lowden is married to Paul W. Lowden. Mrs. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2007.

John W. Delaney

John W. Delaney, 58, has served as a director of the Company since January 1997. Mr. Delaney is currently president and chief executive officer of Central Banc Corporation., a mortgage banking firm, where he has been employed since 1978. Mr. Delaney’s term as a director of the Company expires at the annual meeting of stockholders in 2009.

William J. Raggio

William J. Raggio, 80, has served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the board of directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the board of directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio was a director of Sierra Health Services, Inc., a Nevada corporation until May 2006. He currently has been designated director emeritus. Mr. Raggio’s term as a director of the Company expires at the annual meeting of stockholders in 2008.

Howard E. Foster

Howard E. Foster, 62, has served as a special director of the Company elected by holders of the Company’s Exchangeable, Redeemable Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as chief financial officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the boards of directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster’s term as a special director of the Company expires at the annual meeting of stockholders in 2009, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

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

Richard H. Taggart

Richard Taggart, 64, has served as a special director of the Company’s Exchangeable, Redeemable Preferred Stock since October 2006, when he was appointed by the Board of Directors to fill a resignation. Over a twenty-six year career, Mr. Taggart held various positions, such as, senior executive vice president, subsidiary president, board and executive committee member at Valley Bank and its parent, Valley Capital Corporation, where he retired from banking in 1992. He currently serves on the boards of Haycock Petroleum, Colonial Bank of Nevada, Boulder Dam Council of the Boy Scouts of America Executive Board and the Las Vegas Country Club. Mr. Taggart’s term as a special director of the Company expires at the annual meeting of stockholders in 2007, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid.

John M. Garner

John Garner, 47, was appointed Senior Vice President, Chief Financial Officer, Secretary and Treasurer in February 2004. Prior to joining the Company, Mr. Garner, a Certified Public Accountant, served as Chief Financial Officer and Treasurer of Mikohn Gaming Corporation from August 2002 to January 2004 and Director of Finance from July 2001 to August 2002; served as Chief Financial Officer and Treasurer of Paul-Son Gaming Corporation from July 1998 to July 2001 and served as Corporate Controller-Vice President of Finance of Alliance Gaming Corporation/Bally Gaming, Inc. from 1989 through 1998. Prior to these positions, Mr. Garner practiced public accounting with Ernst & Young and Peat Marwick Mitchell.

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

Based solely on our review of the copies of the reports we received and written representations from the Company’s executive officers, directors and holders of 10% of the common stock, the Company believes that, during fiscal year 2006, there were no forms filed late with the SEC.

Code of Ethics

Pursuant to Item 406 of Regulation S-K, the Company adopted a Code of Ethics governing the behavior of the Company’s principal executive and senior financial officers.

Item 11.	Executive Compensation

Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2006, 2005 and 2004 of Paul W. Lowden, the Chief Executive Officer and John M. Garner, the Chief Financial Officer. There were no other executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2006 that earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2006.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus($)		Other Annual Compensation ($)(1)	All Other Compensation($)
Paul W. Lowden	2006	$550,000	$200,000	(2)	$0	$37,203	(3)
President, Chairman	2005	550,000	200,000	(2)	0	64,846	(3)
of the Board and CEO	2004	571,154	200,000	(2)	0	79,755	(3)
John M. Garner	2006	$115,000	$0	(4)	$0	$7,784	(4)
Chief Financial	2005	110,865	1,000	(4)	0	5,709	(4)
Officer	2004	95,000	0	(4)	0	2,371	(4)

(1)	The Company provides perquisites and other personal benefits, including automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company’s hotel-casino. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry, the Company believes the value of all such perquisites and other personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the person named above.

(2)	See “Compensation Arrangements with Mr. Lowden.”

(3)

“All Other Compensation” for Mr. Lowden in fiscal 2006 includes $7,404 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $4,017 for the benefit of Mr. Lowden, payment of $19,800 for household services for the benefit of Mr. Lowden, medical reimbursement of $2,682 for the benefit of Mr. Lowden and $3,300 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Mr. Lowden in fiscal 2005 includes $7,272 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $5,413 for the benefit of Mr. Lowden, payment of $17,525 for household services for the benefit of Mr. Lowden, medical reimbursement of $31,661 for the benefit of Mr. Lowden and $2,975 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Paul W. Lowden in fiscal 2004 includes $7,404 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $4,941 for the benefit of Mr. Lowden, payment of $31,356 for household services for the benefit of Mr. Lowden, medical reimbursement of $32,804 for the benefit of Mr. Lowden and $3,250 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden.

(4)	“All Other Compensation” for Mr. Garner in fiscal 2006 includes auto and gas reimbursement of $6,036 for the benefit of Mr. Garner, $23 of life insurance premiums paid by the Company for the benefit of Mr. Garner and $1,725 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Garner. “All Other Compensation” for Mr. Garner in fiscal 2005 includes auto and gas reimbursement of $4,880 for the benefit of Mr. Garner, and $829 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Garner. “All Other Compensation” for John Garner in fiscal 2004 includes auto and gas reimbursement of $2,371 for the benefit of Mr. Garner.

Compensation Arrangements with Mr. Lowden

The Compensation Committee approved Mr. Lowden’s compensation package for fiscal year 2006, which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden’s efforts, the Compensation Committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2006.

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

Compensation Plans

Stock Option Plan

The Company’s Stock Option Plan provided for the grant of options up to an aggregate of 1,239,070 shares of its common stock to key employees as determined by the Compensation Committee. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. The Company ceased granting options under the Stock Option Plan as of September 30, 2003 as the plan had expired in 2002. However, the shareholders, in July 2005, approved amending the plan whereby the plan was extended until 2012. There were approximately 450,000 shares issued evenly to three individuals in April 2005, one of which is the CEO of the Company, Paul W. Lowden. However, in May 2005, Mr. Lowden informed the Compensation Committee of the Board of Directors that he forfeited his 150,000 stock options. David Lowden and Christopher Lowden, a brother and son of Paul W. Lowden, respectively, each exercised approximately 218,000 stock options in August 2006. As of September 30, 2006, there were approximately 380,000 options outstanding under the Stock Option Plan and approximately 300,000 options which are available for issuance under the Stock Option Plan.

1998 Subsidiary Stock Option Plans

The Company and certain of its subsidiaries, SFHI, Inc., Sahara Las Vegas Corp., and Pioneer Hotel Inc., have adopted Subsidiary Plans. The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s common stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company’s long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2006, no options had been granted under any Subsidiary Plans.

Savings Plan

The Company has adopted a savings plan qualified under Section 401(k) of the Code (the “Savings Plan”). The Savings Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2006 was approximately $55,000 of which approximately $3,000 and $2,000 were contributed by the Company to the account of Mr. Lowden and all other executive officers as a group, respectively, as matches for employee contributions made.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee, John W. Delaney and William J. Raggio, are non-employee directors. Mr. Delaney has never been an officer of the Company or of any of its subsidiaries. Mr. Delaney is the president of J & J Mortgage, a mortgage banking company of which Paul W. Lowden is a director and sole stockholder. During fiscal 2001 through fiscal 2003, the Company purchased from J & J Mortgage an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. See Item 13, “Certain Relationships and Related Transactions.” William J. Raggio, who from 1982 to 1999 served as

Vice-President, Secretary and General Counsel of the Company and its predecessors, is a shareholder and a member of the law firm of Jones Vargas. During fiscal years 2006 and 2005, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information regarding beneficial ownership of the common stock and the exchangeable redeemable preferred stock of the Company, as of December 20, 2006, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock or preferred stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent	Shares of Preferred Stock		Percent
Paul W. Lowden (1)	4,980,144	(2)(3)	70.8%	810,000	(3)	18.4%
Suzanne Lowden	4,792	(4)(5)	*	2,524	(5)	*
John W. Delaney	13,750	(6)	*	0		0
William J. Raggio	17,972	(6)	*	5,472		*
Howard Foster	5,300		*	84,126	(7)	1.9%
Richard H. Taggart	200		0%	0		*
All Directors and Officers as a group (7 persons)	5,022,158		71.5%	902,122		20.5%

*	Less than 1.0%

(1)	The address for Paul W. Lowden is c/o Archon Corporation, 4336 Losee Road, Suite 5, North Las Vegas, Nevada 89030. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(2)	Includes 1,732,470 shares held by LICO, which is wholly owned by Mr. Lowden and 359,510 shares that may be acquired upon the exercise of outstanding stock options.

(3)	Includes 804,941 shares held by LICO, which is wholly owned by Mr. Lowden.

(4)	Includes 4,521 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mrs. Lowden reflected in the table.

(5)	Includes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mrs. Lowden reflected in the table.

(6)	Includes 12,500 shares that may be acquired upon the exercise of outstanding stock options.

(7)	Includes 69,426 shares owned by clients of Mr. Foster for which Mr. Foster has investment power but no pecuniary interest.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company believes that all transactions mentioned below are on terms at least as favorable to the Company as would have been obtained from an unrelated third party.

Paul W. Lowden and Suzanne Lowden are married to one another.

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2006, the Company had expended approximately $400,000 for commercial development of the technology.

In December 2003, Duke’s closed its casino operations. The Company operated Duke’s operations. The Company also loaned Duke’s approximately $1.4 million. The Company wrote-off its investment in Duke’s and recorded a reserve for its receivable from Duke’s of approximately $1.5 million during its fiscal year ended September 30, 2003 and it has no further asset exposure from Duke’s. The Company made the determination to reserve the entire amount invested in and owed from Duke’s as the collateral value securing the receivable was deemed insignificant subsequent to the closure of the casino.

During an approximate two-year period ended June 30, 2006, the Company had expended approximately $0.8 million in legal fees associated with Duke’s litigation against a contractor. Duke’s had entered into an agreement to reimburse the Company for legal fees and other amounts owed the Company depending on amounts recovered from the litigation judgment in excess of $3 million. Through September 30, 2006, the Company received approximately $1.0 million, of which $0.8 million has been credited against legal expense and the balance has been included in operating income in the fiscal 2006 consolidated statement of operations. The Company may recover additional amounts of approximately $60,000 monthly.

During fiscal 2001 through fiscal 2003, the Company purchased an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. The loans were purchased by the Company for the principal amount, plus accrued interest, if any. J & J Mortgage is owned by LICO, which in turn is owned by Paul W. Lowden. John W. Delaney is the president of J & J Mortgage. At September 30, 2006, the Company was owed approximately $50,000 from J and J Mortgage.

William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal year 2006 and 2005, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

See “Executive Compensation – Compensation Arrangements with Mr. Lowden” for information regarding certain bonus arrangements for Mr. Lowden and obligations of LICO, a company wholly-owned by Mr. Lowden, owed to the Company.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following fees were billed by Ernst & Young, LLP for services provided to the Company for the fiscal years ended September 30, 2006 and 2005:

	2006	2005
Audit Fees:	$184,156	$158,272

Audit Related Fees	$26,094	$21,625

Tax Fees	$0	$0

Audit fees are the aggregate fees billed for professional services rendered in connection with the engagement to audit the Company’s annual financial statements for the fiscal years ended September 30, 2006 and 2005 including the reviews of the financial statements included in the Company’s Form 10-Q’s for those fiscal years.

Audit related fees billed in fiscal 2006 and 2005 are for professional services rendered in connection with the audit of the Company’s 401(k) retirement plan for the years ended December 31, 2005 and December 2004, respectively.

In 2006 and 2005, no fees were paid to Ernst & Young, LLP and Deloitte & Touche LLP pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

The Audit Committee Guidelines for Pre-Approval of Independent Auditor Services is attached to this 10-K as Exhibit 14.1. During the fiscal year ended September 30, 2006, all services provided by the external auditor were pre-approved by the Company’s Audit Committee.

PART IV

Item 15.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(b)	Reports on Form 8-K filed during the fourth fiscal quarter of 2006.

First Amendment to the Option Agreement was filed on September 19, 2006, between Sahara Las Vegas Corp. and LVTI, LLC agreeing to extend the date on which the second deposit is due until December 31, 2006.

(c)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (12)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.5	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.6	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.7	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.8	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.9	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

Exhibit Number	Description of Exhibit
10.10	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.11	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

10.12	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.13	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.14	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.15	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.16	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.17	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.18	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.19	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.20	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.21	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.22	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.23	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.24	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (13)

10.25	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (13)

10.26	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (13)

10.27	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (14)

10.28	Security Agreement and Second Deed of Trust Dated October 8, 2002 (15)

10.29	Demand Note dated February 6, 2003 in favor of Archon Corporation. (16)

14.1	Pre-approval Policy of Audit Committee*

21	Subsidiaries of Archon Corporation (17)

23.1	Consent of Ernst & Young LLP*

Exhibit Number	Description of Exhibit
23.2	Consent of Deloitte & Touche LLP*

31.1	Certification of Paul W. Lowden, Principal Executive Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John M. Garner, Principal Financial Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed concurrently herewith.

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K/A (Amendment No. 1) dated January 23, 2004 and incorporated herein by reference.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Proxy Statement on Schedule 14A dated May 7, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

January 12, 2007	By:	/s/ Paul W. Lowden
(Date Signed)		Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul W. Lowden Paul W. Lowden	Chairman of the Board and President (Principal Executive Officer)	January 12, 2007

/s/ John Delaney John Delaney	Director	January 12, 2007

/s/ Suzanne Lowden Suzanne Lowden	Director	January 12, 2007

/s/ William J. Raggio William J. Raggio	Director	January 12, 2007

/s/ Howard E. Foster Howard E. Foster	Special Director	January 12, 2007

/s/ Richard H. Taggart Richard H. Taggart	Special Director	January 12, 2007

/s/ John M. Garner John M. Garner	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	January 12, 2007