Form 10-K/A
period 2006-09-30
ARCHON CORP
filed 2007-02-14
CIK 812482

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
(Title of Class)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K).    YES  ☒

Explanatory Note: The purpose of filing this Annual Report on Form 10-K/A is to correct a typo in Item 8. Financial Statements - Consolidated Statements of Stockholders’ Equity that Archon Corporation reported on its original filing for the year ended September 30, 2006. The Company removed a set of parentheses from the total column as of September 30, 2006 that did not belong.

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

December 21, 2006

/s/ Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Archon Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2004 of Archon Corporation and subsidiaries (the “Company. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets – (continued)

As of September 30,

	2006	2005
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,770,938	$2,096,606
Interest payable	1,310,796	1,255,096
Accrued and other liabilities	3,524,408	3,197,668
Nonrefundable option payment	5,750,000	0
Current portion of debt	11,427,277	14,915,525
Current portion of non-recourse debt	2,195,326	1,915,478

Total current liabilities	26,978,745	23,380,373

Debt – less current portion	223,306	484,856
Non-recourse debt – less current portion	76,818,600	79,013,926
Deferred income taxes	27,245,317	27,353,693
Deferred rent and other accrued liabilities	45,051,567	48,021,017
Commitments and contingencies (see Note 15)

Stockholders’ equity:
Common stock, $.01 par value; authorized – 100,000,000 shares; issued and outstanding – 6,672,281 and 6,235,931 shares on September 30, 2006 and 2005; 436,350 shares are subject to non-recourse option note agreements at September 30, 2006	66,723	62,359
Preferred stock, exchangeable, redeemable 16.0% cumulative, stated at $2.14 liquidation value, authorized – 10,000,000 shares; issued and outstanding – 4,413,777 shares on September 30, 2006 and 2005 with cumulative dividends in arrears of $12,302,741 and $10,791,464, respectively	9,445,483	9,445,483
Additional paid-in capital	61,482,194	58,342,933
Accumulated deficit	(51,098,102)	(47,742,393)
Accumulated other comprehensive income	1,924,109	1,363,078

Subtotal	21,820,407	21,471,460
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	21,732,633	21,383,686

Total liabilities and stockholders’ equity	$198,050,168	$199,637,551

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

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2006, 2005 and 2004

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Stock Subscriptions Receivable	Treasury Stock	Total
Balances, October 1, 2003	$62,214	$9,926,221	$54,529,070	$(40,948,873)	$844,841	$(73,743)	$(87,774)	$24,251,956
Net loss				(1,881,742)				(1,881,742)
Preferred stock purchased		(252,668)	3,294					(249,374)
Stock-based compensation expense			50,000					50,000
Stock subscriptions received						73,743		73,743
Unrealized gain on marketable securities					147,182			147,182

Balances, September 30, 2004	62,214	9,673,553	54,582,364	(42,830,615)	992,023	0	(87,774)	22,391,765
Net loss				(4,911,778)				(4,911,778)
Preferred stock purchased		(228,070)	(188,340)					(416,410)
Exercise of stock options	145		19,275					19,420
Stock-based compensation expense			3,929,634					3,929,634
Unrealized gain on marketable securities					371,055			371,055

Balances, September 30, 2005	62,359	9,445,483	58,342,933	(47,742,393)	1,363,078	0	(87,774)	21,383,686
Net loss				(3,355,709)				(3,355,709)
Exercise of stock options	4,364							4,364
Stock-based compensation expense			3,139,261					3,139,261
Unrealized gain on marketable securities					561,031			561,031

Balances, September 30, 2006	$66,723	$9,445,483	$61,482,194	$(51,098,102)	$1,924,109	$0	$(87,774)	$21,732,633

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

Recently Issued Accounting Standards

SFAS 157. In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarch used to classify the source of the information. This statement is effective beginning in October 2008. The Company is evaluating whether adoption of this statement will result in a change to its fair value measurements.

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

SFAS 123R. In the first quarter of fiscal 2006, the Company adopted SFAS 123R, Share-Based Payment, and recognized share-based compensation expense in our financial statements. See Notes to Consolidated Financial Statements – Note 2, Accounting for Stock-Based Compensation for a discussion of the impact to operating results for the year on the Company’s Consolidated Financial Statements for additional information regarding the adoption of SFAS 123R.

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

Fair Value of Financial Instruments

The Company estimates the fair value of its preferred stock to be approximately $23.4 million at September 30, 2006 based upon available market prices. The Company estimates that its debt and all other financial instruments have a fair value that materially approximates their recorded value, except for its non-recourse debt associated with an investment property owned in Massachusetts. The debt, which bears interest at 12.18% and matures in 2020, has a fair market value approximately $6 million greater than its carrying cost at September 30, 2006 of approximately $31.2 million. The interest rate used to discount the notes and estimate the fair value was 7%, the same interest rate that is associated with similar non-recourse debt of the Company.

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

11. STOCK OPTION PLAN

The Company’s Stock Option Plan provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants had generally vested over a three-year period from the employee’s hire date. The Stock Option Plan ceased granting options as of September 30, 2003 as the plan had expired. However, in July 2005, the Stock Option Plan was reinstated for an additional 10-year period. During fiscal 2005, there were 300,000 fully vested stock options granted under the Stock Option Plan. No options were granted during the fiscal year 2006 . As of September 30, 2006, 2005 and 2004, there were approximately 830,000, 830,000 and 430,000 options, respectively, outstanding and exercisable under the Stock Option Plan. During fiscal years 2006 and 2005, 436,350 and 2,000 options, respectively, were exercised. No options were exercised during fiscal year 2004.

The Company received notice of the exercise of stock option grants from Mr. David Lowden and from Mr. Chris Lowden in September, 2006 in exchange for notes totaling approximately $6.3 million. In accordance with SFAS 123R, the Company recorded compensation expense of approximately $1.7 million with no tax benefit recorded. At the time of exercise of the stock option grants, the Company and Messrs. Lowden believed the grants to be of the type designated pursuant to Internal Revenue Code Section 422 (“Section 422”), commonly called qualified stock option grants (sometimes referred to as incentive stock options). To exercise the purported incentive option grants, certain loans were made to the optionees which loans were documented in written form. Upon further review of the original basis for the grant and later exercise, it was subsequently determined by the Company and its advisors that the grants believed to be exercised as incentive stock option grants did not qualify as qualified stock options. As the timing and tax treatment for the exercise of qualified and non-qualified stock option grants is materially different, the exercise was recognized as being induced by a significant error in designating the options as qualified stock options and subsequent to year-end the exercise was fully reversed at the request of the optionees and the shares have been fully restored to the Company (with the corresponding optionee grants also being restored). The Company has reserved $300,000 it deems sufficient to pay any penalties or interest that may be due for the period of 2006 regarding the reversal of the option exercise should that reversal be determined to not comply with applicable tax laws, rules and regulations.

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

ARCHON CORPORATION

February 13, 2007	By:	/s/ Paul W. Lowden
(Date Signed)		Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Paul W. Lowden	Chairman of the Board and President	February 13, 2007
Paul W. Lowden	(Principal Executive Officer)

/s/ John Delaney	Director	February 13, 2007
John Delaney

/s/ Suzanne Lowden	Director	February 13, 2007
Suzanne Lowden

/s/ William J. Raggio	Director	February 13, 2007
William J. Raggio

/s/ Howard E. Foster	Special Director	February 13, 2007
Howard E. Foster

/s/ Richard H. Taggart	Special Director	February 13, 2007
Richard H. Taggart