Form 10-Q
period 2006-12-31
ARCHON CORP
filed 2007-02-14
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

6,235,931 as of February 13, 2007

ARCHON CORPORATION

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,706,525	$6,187,533
Investment in marketable securities	7,826,039	6,011,225
Accounts receivable, net	130,256	1,096,333
Inventories	423,478	414,033
Prepaid expenses and other	1,088,736	1,045,654

Total current assets	18,175,034	14,754,778

Land held for sale	21,504,400	21,504,400

Property held for investment, net	126,571,653	127,364,625

Property and equipment, net	26,038,401	26,778,164

Other assets	7,696,154	7,648,201

Total assets	$199,985,642	$198,050,168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	December 31, 2006	September 30, 2006
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,255,642	$2,770,938
Interest payable	377,050	1,310,796
Accrued and other liabilities	3,737,956	3,524,408
Nonrefundable option payment	6,922,500	5,750,000
Current portion of debt	11,343,770	11,427,277
Current portion of non-recourse debt	2,268,827	2,195,326

Total current liabilities	27,905,745	26,978,745

Debt – less current portion	114,252	223,306

Non-recourse debt – less current portion	76,222,582	76,818,600

Deferred income taxes	28,096,490	27,245,317

Other liabilities	44,309,205	45,051,567

Stockholders’ equity	23,337,368	21,732,633

Total liabilities and stockholders’ equity	$199,985,642	$198,050,168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2006	2005
Revenues:
Casino	$6,015,396	$5,697,190
Hotel	634,629	558,382
Food and beverage	1,807,796	1,670,253
Investment properties	3,100,562	3,100,562
Other	1,086,144	828,309

Gross revenues	12,644,527	11,854,696
Less casino promotional allowances	(1,562,242)	(1,415,203)

Net operating revenues	11,082,285	10,439,493

Operating expenses:
Casino	3,559,824	3,323,463
Hotel	276,641	243,950
Food and beverage	946,640	932,671
Other	477,313	394,925
Selling, general and administrative	965,896	883,615
Corporate expenses	912,832	856,895
Utilities and property expenses	1,175,455	1,128,776
Depreciation and amortization	1,368,766	1,390,205
Gain on disposal of assets	(22,817)	0

Total operating expenses	9,660,550	9,154,500

Operating income	1,421,735	1,284,993
Interest expense	(2,143,898)	(2,229,611)
Interest and other income	102,662	129,559

Loss before income tax expense benefit and discontinued operations	(619,501)	(815,059)
Federal income tax benefit	225,219	285,271

Loss before discontinued operations	(394,282)	(529,788)
Discontinued operations – gain on sale, net of tax provision of $510,596	948,250	0

Net income (loss)	553,968	(529,788)
Dividends accrued on preferred shares	(377,819)	(377,819)

Net income (loss) applicable to common shares	$176,149	$(907,607)

Average common shares outstanding	6,672,281	6,235,931

Average common and common equivalent shares outstanding	7,051,912	6,235,931

Loss from continuing operations per common share:
Basic	$(0.12)	$(0.15)

Diluted	$(0.12)	$(0.15)

Income (loss) per common share:
Basic	$0.03	$(0.15)

Diluted	$0.02	$(0.15)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Months Ended December 31, 2006

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances,
October 1, 2006	$66,723	$9,445,483	$61,482,194	$(51,098,102)	$1,924,109	$(87,774)	$21,732,633

Net income				553,968			553,968

Unrealized gain on marketable securities					1,050,767		1,050,767

Balances,
December 31, 2006	$66,723	$9,445,483	$61,482,194	$(50,544,134)	$2,974,876	$(87,774)	$23,337,368

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Cash and cash equivalents provided by operations	$526,032	$955,175
Changes in assets and liabilities:
Accounts receivable, net	966,077	903,192
Inventories	(9,445)	12,134
Prepaid expenses and other	(43,081)	(165,438)
Deferred income taxes	285,377	(285,271)
Other assets	(132,914)	14,971
Accounts payable	484,704	862,828
Interest payable	(933,746)	(904,357)
Accrued and other liabilities	213,548	(337,640)
Nonrefundable option payment	1,172,500	0
Other liabilities	(742,362)	(186,316)

Net cash provided by operating activities	1,786,690	869,278

Cash flows from investing activities:
Proceeds from sale of property	1,832,500	0
Capital expenditures	(186,869)	(31,170)
Marketable securities purchased	(198,251)	0
Marketable securities sold	0	890,000

Net cash provided by investing activities	1,447,380	858,830

Cash flows from financing activities:
Paid on debt and obligation under lease	(715,078)	(1,367,781)

Net cash used in financing activities	(715,078)	(1,367,781)

Increase in cash and cash equivalents	2,518,992	360,327
Cash and cash equivalents, beginning of period	6,187,533	2,116,708

Cash and cash equivalents, end of period	$8,706,525	$2,477,035

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”) is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. In June 2006, the Company announced that it had entered into an option agreement for the sale of the real estate it owns on the Strip for a total sale price of $450 million, subject to the terms of the agreement. See Notes 4 and 8

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three month period is not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of Archon and its wholly-owned subsidiaries. Amounts representing the Company’s investment in less than majority-owned companies in which a significant equity ownership interest is held are accounted for by the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share. The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 400,000 were included in diluted calculations during the quarter ended December 31, 2006. Dilutive stock options of approximately 800,000 were not included in diluted calculations during the quarter ended December 31, 2005, as the Company incurred a net loss during that period and the effect would be antidilutive.

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

There was no impact on net income for the first quarter of 2007 as no share-based payments were unvested as of October 1, 2005 and no share-based payments have been granted subsequent to October 1, 2005. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to the exercise of vested options as a result of net operating loss carryforwards.

As of December 31, 2006, the Company has the following share-based compensation plans:

Key Employee Stock Option Plan: The Company’s Key Employee Stock Option Plan (the “Stock Option Plan”) provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants had generally vested over a three-year period from the employee’s hire date. The Stock Option Plan ceased granting options as of September 30, 2003, when the plan had expired. In July 2005, the Stock Option Plan was reinstated for an additional 10-year period. During the quarter ended December 31, 2006, there were no stock options granted under the Stock Option Plan. As of December 31, 2006, there were approximately 804,860 options outstanding and exercisable under the Stock Option Plan. During the quarter ended December 31, 2006, no options were exercised.

1995 Non-Employee Director Stock Option Plan: In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of December 31, 2006, there were 25,000 options outstanding and exercisable under this plan. During the quarter ended December 31, 2006, no options were exercised.

Subsidiary Stock Option Plans: SFHI, Sahara Las Vegas Corp (“SLVC”) and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of December 31, 2006, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the first quarter of fiscal 2007 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2006:	830	$8.12	3.6 yrs	$20,560
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A

Options outstanding at December 31, 2006	830	$8.12	3.6 yrs	$24,792

Exercisable at December 31, 2006	830	$8.12	3.6 yrs	$24,792

As of December 31, 2006, there was no unrecognized compensation cost related to unvested stock options. There were no options exercised in the first quarter of fiscal 2007. The fair value of options vested in the first quarter of fiscal 2007 is not applicable as no options vested for the first time during this quarter. There were no unvested shares at December 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on both the implied volatility and historical volatility on the stock.

For options granted prior to October 1, 2005, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of the stock; the Company used the graded vested method for expense attribution.

For options granted after October 1, 2005, and valued in accordance with FAS 123R, the Company will use the straight-line method for expense attribution, and it will estimate forfeitures and only recognize expense for those shares expected to vest.

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The Company did not calculate the fair value of stock options granted during the three months ended December 31, 2006 and 2005 as no stock options were granted during these periods.

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

Recently Issued Accounting Standards.

EITF 04-5. In June 2005, the EITF reached a consensus on recently issued EITF No. 04- 5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which addresses when a general partner, or general partners as a group, control and should therefore, consolidate a limited partnership. Under EITF No. 04-5, a sole general partner is presumed to control a limited partnership when certain conditions are met. The Company has determined that it will not be required to consolidate the accounts of Santa Fe Mining Corp (“SFMC”).

2. Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in stockholders’ equity. Comprehensive income (loss) for the three months ended December 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Net income (loss)	$554	$(530)
Unrealized gain on marketable securities, net of income taxes	1,051	99

Comprehensive income (loss)	$1,605	$(431)

3. Other Assets

Included in Other assets at December 31, 2006 and September 30, 2006 are unamortized loan issue costs, which were incurred during the acquisition of certain rental property and certain debt, and deferred rents of approximately $4.5 million and $4.6 million, respectively. The unamortized loan issue costs are being amortized on the straight-line basis over the loan period, which closely approximates the effective interest method, and the deferred rents are being amortized on the straight-line basis over the lease period.

Additionally, Other assets at December 31, 2006 and September 30, 2006 include $100,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Other assets also include amounts for the cash surrender value of life insurance of approximately $800,000 on December 31, 2006 and September 30, 2006 and investments in unconsolidated entities of approximately $1.9 million and $1.8 million on December 31, 2006 and September 30, 2006, respectively. One of the unconsolidated entities is a 50% owned LLC which has the following financial profile at and for the three months ended December 31, 2006: current and total assets of approximately $200,000 and $1.0 million, respectively; current and total liabilities of approximately $100,000 and $200,000, respectively; total equity of approximately $800,000; revenues of approximately $500,000 and pretax income of approximately $100,000. As of and for the three months ended December 31, 2005: current and total assets of approximately $300,000 and $1.2 million, respectively; current and total liabilities of approximately $100,000 and $400,000, respectively; total equity of approximately $800,000; revenues of approximately $500,000 and pretax income of approximately $100,000.

4. Nonrefundable Option Payment

Included in Nonrefundable option payment at September 30, 2006, were a nonrefundable payment of $5.0 million and a nonrefundable extension fee of $750,000 received from a third party which has an option to acquire the Company’s Strip property. At December 31, 2006, the Company received an additional nonrefundable extension fee of approximately $1.2 million in December 2006 which is included in Nonrefundable option payment. See Note 8

5. Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through December 31, 2006, the Company had expensed approximately $400,000 for commercial development of the technology. No costs have been expensed in the three months ended December 31, 2006.

See Note 3 for information regarding transactions between the Company and J & J Mortgage.

6. Debt

The Company has a loan payable to a bank which, under the original terms, had a balloon payment of $10.0 million due on December 15, 2006. In January 2007, the lender modified the loan to extend the maturity date to January 15, 2008, at which time a balloon payment of $9.5 million is due. Monthly principal and interest payments on the loan were reduced from $120,000 to $98,000. All other loan terms remained the same. The Company paid $76,000 in fees to modify the loan.

Under this loan, the Company has a financial covenant that requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties. At December 31, 2006, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. Management believes it is not the intention of the lender to declare a default relative to this covenant. Management believes the Company has sufficient assets to meet any unforeseen demands on current operations or significant debt obligations.

7. Federal Income Tax

The Company recorded federal income tax expense of approximately $300,000 and federal income tax benefit of approximately $300,000, based on statutory rates, for the quarters ended December 31, 2006 and 2005, respectively.

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

8. Sale of Option for Strip Land

On June 24, 2006, SLVC, a Nevada corporation and subsidiary of Archon Corporation entered into an Option Agreement (the “Agreement”) between SLVC and LVTI LLC, a Delaware limited liability company (“LVTI”). Pursuant to the Agreement, SLVC granted to LVTI an option (the “Option”) to purchase an approximately 27 acre parcel of real property located on Las Vegas Boulevard South (the “Property”) or, alternatively, SLVC’s membership interest in a limited liability company (“LVT LLC”) that may be formed and into which the Property would be contributed. The purchase price to be paid by LVTI for purchase of the Property or the membership interest in LVT LLC is $450 million. LVTI paid an initial deposit of $5.0 million on June 27, 2006. The Agreement also provided for a second deposit of $40.0 million due on or before September 22, 2006, and additional monthly payments of approximately $2.2 million in each month commencing on the 13th calendar month following the date the second deposit is paid until the closing of the exercise of the Option. The 30-day due diligence period ended and LVTI did not terminate the Agreement. Upon exercise of the Option, the initial deposit and the second deposit will be credited against the total purchase price. The Agreement provides for certain adjustments to the purchase price if certain easements are entered into with respect to the Property prior to the closing. The Option may be exercised by LVTI at any time between the last day of the 12th calendar month and the last day of the 18th calendar month following the date on which the second deposit is paid; provided that the option term may be extended by up to 30 days if SLVC does not give written notice to LVTI of the option term expiration as required by the Agreement. The first and second deposits and any additional monthly payments paid to SLVC prior to termination of the Agreement will be retained by SLVC upon a termination of the Agreement without exercise of the option, except under certain circumstances specified in the Agreement.

Pursuant to the First Amendment of the Agreement, LVTI elected to pay to the Company $750,000 to extend the date on which the second deposit of $40.0 million was due from September 22, 2006 to December 31, 2006. Pursuant to the Second Amendment, LVTI elected to pay to the Company $1,172,500 to extend the date on which the second deposit of $40.0 million was due from December 31, 2006 to March 31, 2007 (the “Second Extension Payment”). The Second Extension Payment, is non-refundable and will not be applied against the purchase price under the Agreement. See Note 4

The obligations of SLVC and LVTI to consummate the transactions contemplated by the Agreement are subject to the satisfaction or waiver of customary closing conditions.

The Company has guaranteed the obligations of SLVC under the Agreement.

The holders of more than 75% of the Company’s outstanding shares of common stock, including Paul W. Lowden, President and Chief Executive Officer of the Company and holder of more than 74% of the outstanding common stock, have approved the Agreement and the transactions contemplated thereby. No other stockholder approval is required in connection with the transaction.

9. Preferred Stock

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

In October 2003, the dividend rate increased to 16.0%. As of December 31,2006, the aggregate liquidation preference of the preferred stock was approximately $21.7 million, or $4.93 per share.

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

The holder of the preferred stock filed a complaint in November 2006. The Complaint alleges, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 13 years ago. The Complaint further alleges that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. The Company plans to vigorously defend this Complaint and has both procedural and substantive defenses and may have rights against other persons or parties related to the purported claim.

In this suit, two holders of the Company’s Exchangeable Refundable Preferred Stock (the “Preferred Stock”) have alleged that the Company, beginning in February 2006, had made false and misleading statements concerning the calculation of accrued but unpaid dividends and the Liquidation Preference for the Preferred Stock. The complaint seeks damages for violations of Section 10(b) of the Securities Exchange Act of 1934, common-law fraudulent misrepresentation, breach of contract and Connecticut’s Unfair Trade Practices Act. The complaint seeks unspecified compensatory damages and the equitable relief of an accounting.

The Company filed a motion to dismiss the complaint in its entirety on December 19, 2006. On February 7, 2007, the plaintiffs filed a motion for leave to amend the complaint. The Court granted the motion to amend.

10. Discontinued Operations

In October 2006, the Company sold real estate with a net book value of $400,000 for $1.8 million. A gain of $900,000, net of taxes of $500,000, on the sale was recorded as discontinued operations. The operating results from this property are insignificant and are not recorded as discontinued operations.

11. Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the three months ended December 31, 2006 and 2005 is presented below:

	2006	2005
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$2,996	$3,012

Cash paid during the period for income taxes	$0	$0

Investing and financing activities:
Unrealized gain on marketable securities	$1,051	$99

12. Segment Information

The Company’s operations are in the hotel/casino industry and investment properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Set forth below is the unaudited financial information for the segments in which the Company operates for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006	2005
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$7,431	$6,937

Operating income	$(543)	$(542)

Depreciation and amortization	$549	$562

Interest expense	$335	$356

Interest and other income	$2	$3

Loss before income taxes	$(876)	$(895)

Capital expenditures / transfers	$23	$31

Identifiable assets (1)	$29,489	$30,921

Investment Properties:
Net operating revenues	$3,101	$3,101

Operating income	$2,308	$2,308

Depreciation and amortization	$793	$793

Interest expense	$1,855	$1,890

Interest and other income	$1	$1

Income before income taxes	$453	$419

Capital expenditures / transfers	$0	$0

Identifiable assets (1)	$131,154	$134,388

Other and Eliminations:

	Three Months Ended December 31,
	2006	2005
	(dollars in thousands)
Net operating revenues	$550	$401

Operating income	$1,116	$(481)

Depreciation and amortization	$27	$35

Interest expense	$(46)	$(16)

Interest and other income	$100	$126

Income (loss) before income taxes	$1,262	$(339)

Capital expenditures / transfers	$164	$0

Identifiable assets (1)	$39,343	$31,732

Total:
Net operating revenues	$11,082	$10,439

Operating income	$2,881	$1,285

Depreciation and amortization	$1,369	$1,390

Interest expense	$2,144	$2,230

Interest and other income	$103	$130

Income (loss) before income taxes	$839	$(815)

Capital expenditures / transfers	$187	$31

Identifiable assets (1)	$199,986	$197,041

(1)	Identifiable assets represent total assets less elimination for intercompany items

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended September 30, 2006. These historical financial statements may not be indicative of the Company’s future performance.

General

Overview of Business Operations and Trends

The Company, historically, has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates the Pioneer Hotel & Gambling Hall (“the Pioneer”) in Laughlin, Nevada. The Company also owns property on Las Vegas Boulevard (“the Strip”) in Las Vegas, Nevada that may be sold pursuant to an Option Agreement entered into in fiscal 2006 whereby the Optionee has the right to purchase the property from the Company for $450 million.

The Pioneer has experienced a flattening and, to a certain extent, a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Management believes Laughlin has now become a mature market with marginal growth forecasted for the next few years based on its current plans.

The Company also owns investment properties on the East Coast but these investment properties do not contribute significant profitability or net cash flow to the Company.

Management believes the recent revenue and expense trends the Pioneer may not change significantly over the next few years.

Investment Properties:

During fiscal year 2001, the Company acquired certain investment properties as part of a Section 1031 exchange. The investment properties are located in Gaithersburg, MD and Dorchester, MA. The Company acquired the properties and nonrecourse debt associated with the properties which are subject to long-term leases. Tenants remit payments to banks according to the terms of the leases and notes. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $12.4 million annually and will remain at this level until approximately 2020. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $3.2 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the leases and debt amortization, the fair market values of the properties may be different than its book values. Interest is presently being expensed at approximately $7.4 million annually and will decrease in relation to debt principal reductions through 2020.

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

Long-Lived Assets. The Company has a significant investment in long-lived property and equipment. It estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. The Company estimates useful lives for its assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives and obsolescence and assesses commercial viability of these assets periodically.

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

Results of Operations – Three Months Ended December 31, 2006 and 2005

General

During the quarter ended December 31, 2006, the Company’s net operating revenues increased approximately $600,000 and operating expenses increased approximately $500,000, resulting in an increase in operating income of approximately $100,000 from the quarter ended December 31, 2005. The improvement in operating results was primarily due to $200,000 received as reimbursement of amounts previously expended on behalf of an affiliated company. The operating results at the Pioneer and the investment properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended December 31, 2006 were $11.1 million, approximately a $600,000, or 6%, increase from $10.4 million for the quarter ended December 31, 2005. Income from the investment properties was $3.1 million in each of the quarters ended December 31, 2006 and 2005. Revenues at the Pioneer of $7.4 million for the quarter ended December 31, 2006 increased $500,000 or 7%, from $6.9 million for the quarter ended December 31, 2005.

Operating Expenses. Total operating expenses increased $500,000, or 6%, to $9.7 million for the quarter ended December 31, 2006 from $9.2 million for the quarter ended December 31, 2005. Total operating expenses as a percentage of net revenue decreased to 87% for the 2006 quarter from 88% for the 2005 quarter. Operating expenses at the Pioneer of $8.0 million for the quarter ended December 31, 2006 increased $500,000 or 7%, from $7.5 million for the quarter ended December 31, 2005.

Operating Income. Consolidated operating income for the quarter ended December 31, 2006 was $1.4 million, an increase of $100,000, or 11%, from $1.3 million for the quarter ended December 31, 2005. This increase was due to the aforementioned changes in net operating revenues and operating expenses. Operating income of $2.3 million for each of the three-month periods ended December 31, 2006 and 2005 is attributable to the investment properties. Operating income was unchanged at the Pioneer.

Interest Expense. Consolidated interest expense for the quarter ended December 31, 2006 was $2.1 million, a $100,000 or 4%, decrease compared to $2.2 million for the quarter ended December 31, 2005.

Interest and Other Income. Consolidated interest and other income was $100,000 for each of the quarters ended December 31, 2006 and 2005.

Loss Before Income Tax and Discontinued Operations. Consolidated loss before income tax and discontinued operations for the quarter ended December 31, 2006 was $600,000, a $200,000 improvement compared to $800,000 for the quarter ended December 31, 2005.

Discontinued Operations. In October 2006, the Company sold real estate with a net book value of $400,000 for $1.8 million. A gain of $900,000, net of taxes of $500,000, on the sale was recorded as discontinued operations.

Federal Income Tax. The Company recorded a federal income tax provision of $300,000 for the quarter ended December 31, 2006 comprised of a $200,000 benefit on continuing operations and a $500,000 provision on discontinued operations. The Company recorded a federal income tax benefit of $300,000 for the quarter ended December 31, 2005, based on federal statutory rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $400,000 for each of the three-month periods ended December 31,

2006 and 2005 accrued on the preferred stock for purposes of calculating net income (loss) applicable to common shares.

Net Income (Loss). Consolidated net income attributable to common shares was $200,000, or $0.03 per common share, for the quarter ended December 31, 2006 compared to consolidated net loss of $900,000, or $0.15 per common share, for the quarter ended December 31, 2005.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer were $7.4 million for the quarter ended December 31, 2006, an increase of $500,000, or 7%, compared to $6.9 million in the quarter ended December 31, 2005. The improvement was due to increased customer volume.

Casino revenues for the three months ended December 31, 2006 were $6.0 million, an increase of $300,000, or 6%, compared to $5.7 million in the three months ended December 31, 2005. Slot and video poker revenues were approximately $5.5 million, an increase of $200,000, or 4%, compared to approximately $5.2 million. Other gaming revenues, including table games, increased $100,000 or 22%, to $600,000 from $500,000. Casino promotional allowances were approximately $1.6 million compared to $1.4 million, an increase of approximately $100,000 or 10%.

Hotel revenues were relatively unchanged at approximately $600,000 for the three months ended December 31, 2006 and 2005. An increase in hotel occupancy was partially offset by a decrease in the average room rate. Competitive pressures in the Laughlin market in the 2006 period caused the decline in average room rate. Food and beverage revenues increased $100,000, or 8%, to $1.8 million from $1.7 million. Other revenues increased $100,000, or 26%, to $500,000 from $400,000.

Operating Expenses. Operating expenses were $8.0 million for the quarter ended December 31, 2006, an increase of $500,000, or 7%, from $7.5 million in the quarter ended December 31, 2005. Operating expenses as a percentage of net revenue decreased to 107% in the current quarter from 108% in the prior year quarter.

Casino expenses were $3.6 million, an increase of approximately $200,000, or 7%, from $3.3 million, primarily due to increased casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 59% from 58%.

Hotel expenses were relatively unchanged at $300,000 in the 2006 quarter compared to $200,000 in the 2005 quarter. Food and beverage expenses were unchanged at $900,000, due to a slight decrease in the cost of sales. Food and beverage expenses as a percentage of food and beverage revenues decreased to 52% from 56%. Other expenses were $500,000, an increase of $100,000 or 21%, from $400,000, due to the increase in other income. Other expenses as a percentage of other revenues decreased to 88% from 91%.

Selling, general and administrative expenses were $1.2 million, an increase of $100,000, or 6%, compared to $1.1 million. Selling, general and administrative expenses as a percentage of revenues were 16% in both quarters. Utilities and property expenses were $1.0 million, an increase of $100,000, or 9%, from $900,000, due to increased rent expense. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses as a percentage of revenues were 13% in both quarters. Depreciation and amortization expenses were relatively unchanged at $500,000 in the 2006 quarter compared to $600,000 in the 2005 quarter.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of December 31, 2006 (for the nine-month period ending September 30, 2007 and for the fiscal years ending September 30, 2008, 2009, 2010, 2011, 2012, 2013 and thereafter.)

	Payments Due By Periods (1)
	2007	2008	2009	2010	2011	2012	2013 and thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,673	$2,490	$2,828	$3,186	$3,573	$3,987	$29,555	$47,292
Sovereign	0	0	0	0	0	0	31,199	31,199
Debt:
Equipment	1,198	182	52	0	0	0	0	1,432
Mortgage obligation	388	9,638	0	0	0	0	0	10,026
Operating leases:
Ground lease	271	364	364	364	364	364	24,096	26,187
Corporate offices	11	0	0	0	0	0	0	11

Total	$3,541	$12,674	$3,244	$3,550	$3,937	$4,351	$84,850	$116,147

(1)

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt – $4.4 million (2007), $7.0 million (2008), $6.8 million (2009), $6.6 million (2010), $6.3 million (2011), $6.1 million (2012) and $33.8 million (2013 and thereafter)), and (ii) Long-term debt—$0.8 million (2007), $0.3 million (2008), $0 (2009), $0 (2010), $0 (2011), $0 (2012) and $0 (2013 and thereafter).

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

Under an existing debt agreement with a bank, the Company is obligated to make a balloon payment of approximately $9.5 million in January 2008. At December 31, 2006, under the original loan terms, the loan balance of $10.0 million was due as of December 15, 2006. In January 2007, the loan was modified to extend the maturity date until January 15, 2008. The Company will either have to sell certain assets or will have to refinance this debt as current cash balances and projected cash flow from operations is not expected to equal this debt obligation. Although the Company believes one of these alternatives will occur, the Company can give no assurance that assets can be sold or that the debt can be refinanced at terms acceptable to the Company. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board.

Liquidity. As of December 31, 2006, the Company held cash and cash equivalents of approximately $8.7 million compared to $6.2 million at September 30, 2006. The Company had $7.8 million in investment in marketable securities at December 31, 2006 compared to $6.0 million at September 30, 2006. The investment properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

The Company has a balloon payment due in January 2008 of approximately $9.5 million related to debt owed to a bank. The Company plans to either refinance the debt or sell certain assets of the Company to pay the obligation. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by Paul W. Lowden, the Company’s CEO, Chairman of the Board and primary stockholder.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $1.8 million for the three months ended December 31, 2006 as compared to $900,000 for the three months ended December 31, 2005. The increase of $900,000 was primarily due to the receipt of a nonrefundable option payment of $1.2 million.

Cash Flows from Investing Activities. Cash provided by investing activities was $1.4 million for the three months ended December 31, 2006, as compared to $900,000 for the three months ended December 31, 2005. In the current year period, the Company received $1.8 million form the sale of fixed assets, which was partially offset by $200,000 in capital expenditures and $200,000 from the purchase of marketable securities. In the prior year period, the company received $900,000 from the sale of marketable securities.

Cash Used in Financing Activities. Cash used in financing activities was $700,000 for the three months ended December 31, 2006 as compared to $1.4 million for the three months ended December 31, 2005, all of which was used to make debt payments.

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

Payments of rent were approximately $100,000 and $0 for the three months ended December 31, 2006 and 2005, respectively. Capital expenditures to maintain the facility in fiscal 2007 are expected to be less than $1 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16.0%. As of December 31, 2006, the aggregate liquidation preference of the preferred stock was approximately $21.7 million, or $4.93 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of February 13, 2007, the Company had purchased 709,305 shares of preferred stock for $1.4 million under this program. Previously, the Company had purchased 276,627 shares for $500,000. During the three months ended December 31, 2006, the Company did not purchase any of its outstanding preferred shares.

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

The holder of the preferred stock filed a complaint in November 2006. The Complaint alleges, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 13 years ago. The Complaint further alleges that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. The Company plans to vigorously defend this Complaint and has both procedural and substantive defenses and may have rights against other persons or parties related to the purported claim.

In this suit, two holders of the Company’s Exchangeable Refundable Preferred Stock (the “Preferred Stock”) have alleged that the Company, beginning in February 2006, had made false and misleading statements concerning the calculation of accrued but unpaid dividends and the Liquidation Preference for the Preferred Stock. The complaint seeks damages for violations of Section 10(b) of the Securities Exchange Act of 1934, common-law fraudulent misrepresentation, breach of contract and Connecticut’s Unfair Trade Practices Act. The complaint seeks unspecified compensatory damages and the equitable relief of an accounting.

The Company filed a motion to dismiss the complaint in its entirety on December 19, 2006. On February 7, 2007, the plaintiffs filed a motion for leave to amend the complaint. The Court granted the motion to amend.

Recently Issued Accounting Standards

The Company keeps abreast of new generally accepted principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards which may affect the financial results are noted in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its non-recourse debt, the Company has total interest-bearing debt at December 31, 2006 of approximately $11.5 million, of which approximately $10.0 million bears interest at a variable rate (approximately 9.25% at December 31, 2006). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $100,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that Archon’s disclosure controls and procedures are effective.

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

The holder of the preferred stock filed a complaint in November 2006. The Complaint alleges, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 13 years ago. The Complaint further alleges that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. The Company plans to vigorously defend this Complaint and has both procedural and substantive defenses and may have rights against other persons or parties related to the purported claim.

In this suit, two holders of the Company’s Exchangeable Refundable Preferred Stock (the “Preferred Stock”) have alleged that the Company, beginning in February 2006, had made false and misleading statements concerning the calculation of accrued but unpaid dividends and the Liquidation Preference for the Preferred Stock. The complaint seeks damages for violations of Section 10(b) of the Securities Exchange Act of 1934, common-law fraudulent misrepresentation, breach of contract and Connecticut’s Unfair Trade Practices Act. The complaint seeks unspecified compensatory damages and the equitable relief of an accounting.

The Company filed a motion to dismiss the complaint in its entirety on December 19, 2006. On February 7, 2007, the plaintiffs filed a motion for leave to amend the complaint. The Court granted the motion to amend.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

a. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION,
Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden
Chairman of the Board, President and Chief Executive Officer

Date: February 13, 2007