Form 10-Q
period 2007-03-31
ARCHON CORP
filed 2007-05-15
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,280,931	as of	May 14, 2007

ARCHON CORPORATION

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,920,877	$6,187,533
Investment in marketable securities	8,386,644	6,011,225
Accounts receivable, net	1,065,643	1,096,333
Inventories	449,219	414,033
Prepaid expenses and other	1,204,239	1,045,654

Total current assets	19,026,622	14,754,778
Land held for sale	21,504,400	21,504,400
Property held for investment, net	125,778,681	127,364,625
Property and equipment, net	25,510,906	26,778,164
Other assets	7,567,043	7,648,201

Total assets	$199,387,652	$198,050,168

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	March 31, 2007	September 30, 2006
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,722,303	$2,770,938
Interest payable	1,341,607	1,310,796
Accrued and other liabilities	3,807,062	3,524,408
Nonrefundable option	6,922,500	5,750,000
Current portion of debt	11,202,261	11,427,277
Current portion of non-recourse debt	2,334,491	2,195,326

Total current liabilities	28,330,224	26,978,745
Debt – less current portion	83,507	223,306
Non-recourse debt – less current portion	75,616,120	76,818,600
Deferred income taxes	28,208,713	27,245,317
Other liabilities	43,566,842	45,051,567
Stockholders’ equity	23,582,246	21,732,633

Total liabilities and stockholders’ equity	$199,387,652	$198,050,168

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues:
Casino	$6,663,310	$7,388,010	$12,678,706	$13,085,200
Hotel	746,932	773,747	1,381,561	1,332,129
Food and beverage	1,976,194	2,061,936	3,783,990	3,732,189
Investment properties	3,100,561	3,100,561	6,201,123	6,201,123
Other	1,031,979	877,930	2,118,123	1,706,239

Gross revenues	13,518,976	14,202,184	26,163,503	26,056,880
Less casino promotional allowances	(1,655,173)	(1,753,594)	(3,217,415)	(3,168,797)

Net operating revenues	11,863,803	12,448,590	22,946,088	22,888,083

Operating expenses:
Casino	3,610,120	3,631,031	7,169,944	6,954,494
Hotel	291,462	259,032	568,103	502,982
Food and beverage	1,026,183	987,984	1,972,823	1,920,655
Other	491,855	426,348	969,168	821,273
Selling, general and administrative	884,883	866,280	1,850,779	1,749,895
Corporate expenses	926,269	920,781	1,839,101	1,777,676
Utilities and property expenses	1,154,947	1,101,343	2,307,585	2,230,119
Depreciation and amortization	1,309,100	1,380,824	2,677,866	2.771,029

Total operating expenses	9,694,819	9,573,623	19,355,369	18,728,123

Operating income	2,168,984	2,874,967	3,590,719	4,159,960
Interest expense	(2,110,092)	(2,193,311)	(4,253,990)	(4,422,922)
Interest and other income	50,535	59,514	153,197	189,073

Income (loss) before income tax (expense) benefit and discontinued operations	109,427	741,170	(510,074)	(73,889)
Federal income tax (expense) benefit	(37,205)	(259,410)	188,014	25,861

Income (loss) before discontinued operations	72,222	481,760	(322,060)	(48,028)
Discontinued operations – gain on sale, net of tax provision of $ 510,596	0	0	948,250	0

Net income (loss)	72,222	481,760	626,190	(48,028)
Dividends accrued on preferred shares	(377,820)	(377,820)	(755,639)	(755,639)

Net income (loss) applicable to common shares	$(305,598)	$103,940	$(129,449)	$(803,667)

Average common shares outstanding	6,308,914	6,235,931	6,492,594	6,235,931

Average common and common equivalent shares outstanding	6,308,914	6,772,605	6,492,594	6,235,931

Income (loss) per common share:
Basic	$(0.05)	$0.02	$(0.02)	$(0.13)

Diluted	$(0.05)	$0.02	$(0.02)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended March 31, 2007

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, October 1, 2006	$66,723	$9,445,483	$61,482,194	$(51,098,102)	$1,924,109	$(87,774)	$21,732,633
Net income				626,190			626,190
Stock options exercised	450		37,250				37,700
Rescission of stock option exercise	(4,364)						(4,364)
Unrealized gain on marketable securities					1,190,087		1,190,087

Balances, March 31, 2007	$62,809	$9,445,483	$61,519,444	$(50,471,912)	$3,114,196	$(87,774)	$23,582,246

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$865,974	$2,046,487

Cash flows from investing activities:
Proceeds from sale of property	1,809,683	0
Payment received for land sale option	1,172,500	0
Capital expenditures	(175,501)	(112,813)
Marketable securities purchased	(573,305)	0
Marketable securities sold	28,787	890,000
Investments in partnerships	0	(410,333)

Net cash provided by investing activities	2,262,164	366,854

Cash flows from financing activities:
Proceeds from debt	0	683,069
Paid on debt and obligation under lease	(1,428,130)	(2,003,727)
Stock options exercised	37,700	0
Rescission of stock option exercise	(4,364)	0

Net cash used in financing activities	(1,394,794)	(1,320,658)

Increase in cash and cash equivalents	1,733,344	1,092,683
Cash and cash equivalents, beginning of period	6,187,533	2,116,708

Cash and cash equivalents, end of period	$7,920,877	$3,209,391

The accompanying notes are an integral part of these condensed consolidated financial statements

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”) is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. In June 2006, the Company announced that it had entered into an option agreement for the sale of the real estate it owns on the Strip for a total sale price of $450 million, subject to the terms of the agreement. The purchase price has since been increased and additional extension fees paid. See Notes 4 and 8

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six-month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 and Form 10-Q for the quarter ended December 31, 2006.

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

Earnings Per Share. The Company presents its per share results in accordance with Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net loss per share and diluted net loss per share. Basic per share amounts are computed by dividing net loss by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Dilutive stock options of approximately 500,000 and 800,000, respectively, were not included in diluted calculations during the three and six months ended March 31, 2007 and six months ended March 31, 2006, as the Company incurred a net loss during these periods and the effect would be antidilutive. Dilutive stock options of approximately 800,000 were included in diluted calculations during the quarter ended March 31, 2006.

Accounting for Stock-Based Compensation. As of March 31, 2007, the Company has the following share-based compensation plans:

Key Employee Stock Option Plan: The Company’s Key Employee Stock Option Plan (the “Stock Option Plan”) provides for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the six months ended March 31, 2007, there were no stock options granted under the Stock Option Plan. As of March 31, 2007, there were approximately 692,000 options outstanding and exercisable under the Stock Option Plan. During the six months ended March 31, 2007, 32,500 options were exercised and another approximately 80,000 options were cancelled and returned to the Stock Option Plan. In February, 2007, Mr. Lowden, President and Chairman of the Board, elected to not exercise 80,000 stock options, exercisable at $1.50 per share, and the stock options were cancelled and returned to the Stock Option Plan.

1995 Non-Employee Director Stock Option Plan: In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of March 31, 2007, there were 12,500 options outstanding and exercisable under this plan. During the six months ended March 31, 2007, 12,500 options were exercised.

Subsidiary Stock Option Plans: SFHI, Inc. (“SFHI”), Sahara Las Vegas Corp (“SLVC”) and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of March 31, 2007, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the six months ended March 31, 2007 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2006:	830	$8.12	3.6 yrs	$20,560
Activity during the six months ended March 31, 2007:
Granted	0	N/A	N/A	N/A
Exercised	45	N/A	N/A	N/A
Cancelled	80	N/A	N/A	N/A
Options outstanding at March 31, 2007	705	$9.30	4.2 yrs	$24,792
Exercisable at March 31, 2007	705	$9.30	4.2 yrs	$24,792

As of March 31, 2007, there was no unrecognized compensation cost related to unvested stock options. 45,000 options were exercised in the six months ended March 31, 2007. The fair value of options vested in the six months ended March 31, 2007 is not applicable as no options were vested for the first time during this quarter. There were no unvested options at March 31, 2007.

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

For options granted prior to October 1, 2005, and valued in accordance with Financial Accounting Standards Board’s (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of the stock; the Company used the graded vested method for expense attribution.

For options granted after October 1, 2005, and valued in accordance with SFAS No. 123(R), “Share-Based Payment”, (“FAS 123R”), the Company will use the straight-line method for expense attribution, and it will estimate forfeitures and only recognize expense for those shares expected to vest.

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The Company did not calculate the fair value of stock options granted during the six months ended March 31, 2007 and 2006 as no stock options were granted during these periods.

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

Recently Issued Accounting Standards

SFAS NO. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“FAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. FAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chose by the company for fair value accounting. Additionally, FAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS No. 159 is effective for the Company in its fiscal year beginning October 2008. The Company is currently evaluating the impact that FAS No. 159 will have on its condensed consolidated financial statements.

2.	Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in stockholders’ equity. Comprehensive income (loss) for the three and six months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income (loss)	$72	$482	$626	$(48)
Unrealized gain on marketable securities, net of income taxes	139	640	1,190	739

Comprehensive income (loss)	$211	$1,122	$1,816	$691

3.	Other Assets

Included in Other assets at March 31, 2007 and September 30, 2006 are unamortized loan issue costs, which were incurred during the acquisition of certain rental property and certain debt, and deferred rents of $4.6 million for both periods. The unamortized loan issue costs are being amortized on the straight-line basis over the loan period, which closely approximates the effective interest method, and the deferred rents are being amortized on the straight-line basis over the lease period.

Additionally, Other assets at March 31, 2007 and September 30, 2006 include $50,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Other assets also include amounts for the cash surrender value of life insurance of $800,000 on March 31, 2007 and September 30, 2006 and investments in unconsolidated entities of $1.8 million on March 31, 2007 and September 30, 2006.

One of the Company’s unconsolidated entities is a 50% owned LLC which has the following financial profile at and for the three and six months ended March 31, 2007:

			March 31,
			2007	2006
Current assets			$100,000	$200,000
Total assets			900,000	1,000,000
Current liabilities			100,000	100,000
Total liabilities			200,000	400,000
Total equity			700,000	600,000

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues	$400,000	$500,000	$900,000	$1,000,000
Pretax income	40,000	100,000	100,000	200,000

This entity is indebted to a bank in the amount of $200,000 at both March 31, 2007 and September 30, 2006. The debt is secured by a deed of trust and is guaranteed by the Company.

4.	Related Parties

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expired in January 2007 in the United States with respect to the technology, which automatically renewed for additional two-year terms unless Archon terminated the agreement within thirty days prior to the renewal or the agreement was otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. Through March 31, 2007, the Company had expensed approximately $400,000 for commercial development of the technology. No costs have been expensed in the six months ended March 31, 2007.

See Note 3 for information regarding transactions between the Company and J & J Mortgage.

5.	Debt

The Company has a loan payable to a bank which, under the original terms, had a balloon payment of $10.0 million due on December 15, 2006. In January 2007, the lender modified the loan to extend the maturity date to January 15, 2008, at which time a balloon payment of $9.8 million is due. Monthly principal and interest payments on the loan were reduced from $120,000 to $98,000. All other loan terms remained the same. The Company paid $76,000 in fees to modify the loan.

Under this loan, the Company has a financial covenant that requires the Company to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization, net of investment properties, compared to current portions of long-term debt, excluding investment properties. At March 31, 2007, the Company was not in compliance with this covenant and, as such, was technically in default under the debt agreement. Accordingly, the entire obligation has been classified as current.

6.	Federal Income Tax

The Company recorded federal income tax provisions, based on statutory rates, of $37,000 and $300,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively. The Company recorded a federal income tax provision, based on statutory rates, of $300,000 for the six months ended March 31, 2007 and a tax benefit of $26,000 for the six months ended March 31, 2006. The 2007 tax provision is comprised of a $200,000 benefit on continued operations and a $500,000 provision on discontinued operations.

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

The initial purchase price to be paid by LVTI for purchase of the Property or the membership interest in LVT LLC was $450 million. LVTI paid an initial deposit of $5.0 million on June 27, 2006. The Agreement also provided for a second deposit of $40.0 million due on or before September 22, 2006, and additional monthly payments of approximately $2.2 million in each month commencing on the 13th calendar month following the date the second deposit is paid until the closing of the exercise of the Option. The 30-day due diligence period has now ended and LVTI did not terminate the Agreement. Upon exercise of the Option, the initial deposit and the second deposit will be credited against the total purchase price. The Agreement provides for certain adjustments to the purchase price if certain easements are entered into with respect to the Property prior to the closing. The Option may be exercised by LVTI at any time between the last day of the 12th calendar month and the last day of the 18th calendar month following the date on which the second deposit is paid; provided that the option term may be extended by up to 30 days if SLVC does not give written notice to LVTI of the option term expiration as required by the Agreement. The first and second deposits and any additional monthly payments paid to SLVC prior to termination of the Agreement will be retained by SLVC upon termination of the Agreement without exercise of the option, except under certain circumstances specified in the Agreement.

Pursuant to a First Amendment of the Agreement, LVTI elected to pay to the Company $750,000 to extend the date on which the second deposit of $40.0 million was due from September 22, 2006 to December 31, 2006. Pursuant to a Second Amendment, LVTI elected to pay to the Company $1,172,500 to further extend the date on which the second deposit of $40.0 million was due from December 31, 2006 to March 31, 2007 (the “Second Extension Payment”). Pursuant to a Third Amendment, LVTI elected to pay to the Company two additional payments in April 2007 totaling $500,000 to further extend the date on which the second deposit is due from March 31, 2007 to May 31, 2007. Additionally, the initial purchase price was increased from $450 million to $475 million. All extension payments are non-refundable and will not be applied against the purchase price under the Agreement.

The nonrefundable payment of $5.0 million and a nonrefundable extension fee of $750,000 were recorded as a deposit liability, nonrefundable option at September 30, 2006. The Company received an additional nonrefundable extension fee of $1.2 million in December 2006 which was recorded as a deposit liability at March 31, 2007.

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

In October 2003, the dividend rate increased to 16.0%. As of March 31, 2007 the aggregate liquidation preference of the preferred stock was approximately $22.5 million, or $5.10 per share.

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

During the quarter ended June 30, 2006, a holder of the Company’s preferred stock advised the Company that the holder had concluded that the Company’s calculation of the dividends on the preferred stock should accumulate at a compounded rate and is therefore erroneous, and that as a result the aggregate liquidation preference of the preferred stock is significantly greater than that calculated by the Company. Based upon the Company’s review to date of the relevant documents, the Company does not agree with the holder’s position.

The holder of the preferred stock filed a complaint (the “Complaint”) in November 2006. The Complaint alleges, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 14 years ago. The Complaint further alleges that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. The Company plans to vigorously defend this Complaint and has both procedural and substantive defenses and may have rights against other persons or parties related to the purported claim.

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

The Company filed a motion to dismiss the Complaint in its entirety on December 19, 2006. On February 7, 2007, the plaintiffs filed a motion for leave to amend the Complaint. The Court granted the motion to amend the Complaint. The plaintiffs’ have filed an amended Complaint and the Company renewed its motion to dismiss the Complaint in its entirety. The parties are currently awaiting the decision of the court as to the Company’s motion to dismiss the amended Complaint.

9.	Discontinued Operations

In October 2006, the Company sold real estate with a net book value of $400,000 for $1.8 million. A gain of $900,000, net of taxes of $500,000, on the sale was recorded as discontinued operations. The operating results from this property are insignificant and are not recorded as discontinued operations.

10.	Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the three months ended March 31, 2007 and 2006 is presented below:

	2007	2006
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$4,062	$4,137
Cash paid during the period for income taxes	0	0

Investing and financing activities:
Unrealized gain on marketable securities	$1,190	$739

11.	Segment Information

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three- month and six-month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$8,295	$8,940
Operating income	318	1,114
Depreciation and amortization	492	553
Interest expense	323	339
Interest and other income	3	3
Net income (loss) before income taxes	(3)	778
Capital expenditures / transfers	11	72

Investment Properties:
Net operating revenues	$3,101	$3,101
Operating income	2,308	2,308
Depreciation and amortization	793	793
Interest expense	1,831	1,866
Interest and other income	1	1
Net income before income taxes	478	442
Capital expenditures / transfers	0	0

Other and Eliminations:
Net operating revenues	$468	$408
Operating loss	(457)	(547)
Depreciation and amortization	24	35
Interest expense	(44)	(12)
Interest and other income	47	56
Net loss before income taxes	(366)	(479)
Capital expenditures / transfers	(22)	10

Total:
Net operating revenues	$11,864	$12,449
Operating income	2,169	2,875
Depreciation and amortization	1,309	1,381
Interest expense	2,110	2,193
Interest and other income	51	60
Net income loss before income taxes	109	741
Capital expenditures / transfers	(11)	82

	Six Months Ended March 31,
	2007	2006
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$15,726	$15,876
Operating income (loss)	(225)	572
Depreciation and amortization	1,041	1,115
Interest expense	659	695
Interest and other income	5	6
Net loss before income taxes	(879)	(117)
Capital expenditures / transfers	35	103
Identifiable assets (1)	29,456	31,971

Investment Properties:
Net operating revenues	$6,201	$6,201
Operating income	4,615	4,615
Depreciation and amortization	1,586	1,586
Interest expense	3,686	3,756
Interest and other income	1	1
Net income before income taxes	931	860
Capital expenditures / transfers	0	0
Identifiable assets (1)	131,296	135,113

Other and Eliminations:
Net operating revenues	$1,019	$811
Operating loss	(799)	(1,027)
Depreciation and amortization	51	70
Interest expense	(91)	(28)
Interest and other income	147	182
Net loss before income taxes	(562)	(817)
Capital expenditures / transfers	141	10
Identifiable assets (1)	38,636	32,219

Total:
Net operating revenues	$22,946	$22,888
Operating income	3,591	4,160
Depreciation and amortization	2,678	2,771
Interest expense	4,254	4,423
Interest and other income	153	189
Net loss before income taxes	(510)	(74)
Capital expenditures / transfers	176	113
Identifiable assets (1)	199,388	199,303

(1)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the condensed consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended September 30, 2006. These historical financial statements may not be indicative of the Company’s future performance.

General

Overview of Business Operations and Trends

The Company, historically, has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates the Pioneer Hotel & Gambling Hall (“the Pioneer”) in Laughlin, Nevada. The Company also owns property on Las Vegas Boulevard (“the Strip”) in Las Vegas, Nevada that may be sold pursuant to an Option Agreement entered into in fiscal 2006 whereby the Optionee has the right to purchase the property from the Company for $475 million.

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

Management believes the recent revenue and expense trends at the Pioneer may not change significantly over the next few years.

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

Results of Operations – Six Months Ended March 31, 2007 and 2006

General

During the six months ended March 31, 2007, the Company’s net operating revenues were relatively unchanged and operating expenses increased $600,000, resulting in a decrease in operating income of $600,000 from the six months ended March 31, 2006. The change in operating results was primarily due to a decrease in operating income of $800,000 at the Pioneer, which was partially offset by the receipt of reimbursement of amounts previously expended on behalf of an affiliated company. The operating results at the investment properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues were $22.9 million for the six months ended March 31, 2007 and March 31, 2006. Revenues at the Pioneer of $15.7 million for the six months ended March 31, 2007 decreased $200,000, or 1%, from $15.9 million for the six months ended March 31, 2006. Revenues from the investment properties were $6.2 million in each of the six months ended March 31, 2007 and 2006. Revenues at corporate increased $200,000 in the six months ended March 31, 2007 from the six months period ended March 31, 2006.

Operating Expenses. Total operating expenses increased $600,000, or 3%, to $19.4 million for the six months ended March 31, 2007 from $18.7 million for the six months ended March 31, 2006. Total operating expenses as a percentage of revenue increased to 84% in the current year period from 82% in the prior year period. Operating expenses at the Pioneer of approximately $15.9 million for the six months ended March 31, 2007 increased by $600,000, or 4% from $15.3 million for the six months ended March 31, 2007.

Operating Income. Consolidated operating income for the six months ended March 31, 2007 was $3.6 million, a decrease of $600,000, or 14%, from $4.2 million for the six months ended March 31, 2006. This decrease was due to the aforementioned change in net operating revenues and operating expenses. Operating income of $4.6 million for each of the six-month periods ended March 31, 2007 and 2006 is attributable to the investment properties. Operating income decreased by $800,000 at the Pioneer to an operating loss of $200,000. The operating loss at corporate improved by $200,000 to $800,000.

Interest Expense. Consolidated interest expense for the six months ended March 31, 2007 was $4.3 million, approximately a $100,000, or 4%, decrease compared to $4.4 million for the six months ended March 31, 2006. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income was $200,000 for each of the six months ended March 31, 2007 and March 31, 2006.

Loss Before Income Tax and Discontinued Operations. Consolidated loss before income tax and discontinued operations for the six months ended March 31, 2007 was $500,000, a $400,000 decrease compared to $100,000 for the six months ended March 31, 2006.

Discontinued Operations. In October 2006, the Company sold real estate with a net book value of $400,000 for $1.8 million. A gain of $900,000, net of taxes of $500,000, on the sale was recorded as discontinued operations.

Federal Income Tax. The Company recorded a federal income tax provision of $300,000 for the six months ended March 31, 2007 comprised of a $200,000 benefit on continuing operations and a $500,000 provision on discontinued operations. The Company recorded a federal income tax benefit of $26,000 for the six months ended March 31, 2006 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of $800,000 for each of the six-month periods ended March 31, 2007 and 2006 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares was $100,000, or $0.02 per common share, for the six months ended March 31, 2007 compared to net loss attributable to common shares of $800,000, or $0.13 per common share, for the six months ended March 31, 2006.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $200,000, or 1%, to $15.7 million in the six months ended March 31, 2007 from $15.9 million in the six months ended March 31, 2006.

Casino revenues for the six months ended March 31, 2007 were $12.7 million, a decrease of $400,000, or 3%, compared to $13.1 million in the six months ended March 31, 2006. Slot and video poker revenues were $11.6 million, a decrease of $300,000, or 3%, compared to $11.9 million in the six months ended March 31, 2006. Management believes this decrease was a result of increased competition from other local casinos in the second quarter of the fiscal year. Other gaming revenues, including table games, decreased $100,000, or 8%, to $1.1 million in the six months ended March 31, 2007 from $1.2 million in the six months ended March 31, 2006. Casino promotional allowances were unchanged at $3.2 million.

Hotel revenues were relatively unchanged at $1.4 million for the six months ended March 31, 2007 compared to $1.3 million for the six months ended March 31, 2006. An increase in hotel occupancy was partially offset by a decrease in the average room rate. Competitive pressures in the Laughlin market in the 2007 period caused the decline in average room rate. Food and beverage revenues were relatively unchanged at $3.8 million compared to $3.7 million. Other revenues increased $200,000, or 23%, to $1.1 million from $900,000, due to increased retail sales.

Operating Expenses. Operating expenses increased $600,000, or 4%, to approximately $15.9 million in the six months ended March 31, 2007 from $15.3 million in the six months ended March 31, 2006. Payroll expense increased $300,000, primarily due to a change in Nevada’s minimum wage law. Operating expenses as a percentage of revenue increased to 101% in the current year period from 96% in the prior year period.

Casino expenses were $7.2 million, an increase of $200,000, or 3%, from $7.0 million, primarily due to an increase in payroll expense. Casino expenses as a percentage of casino revenues increased to 57% from 53%.

Hotel expenses increased $100,000, or 13%, to $600,000 in the 2007 period compared to $500,000 in the 2006 period, due to the increase in occupied rooms and payroll expense. Hotel expenses as a percentage of hotel revenues increased to 41% from 38%. Food and beverage expenses increased $100,000, or 3%, to $2.0 million compared to $1.9 million, primarily due to an increase in payroll expense. Food and beverage expenses as a percentage of food and beverage revenues increased to 52% from 51%. Other expenses were $1.0 million, an increase of $200,000, or 18%, from $800,000, due to the increase in retail sales. Other expenses as a percentage of other revenues decreased to 87% from 90%.

Selling, general and administrative expenses were $2.3 million, an increase of $100,000, or 4%, compared to $2.2 million. Selling, general and administrative expenses as a percentage of revenues increased to 15% in the current year period from 14% in the prior year period. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were $1.9 million, an increase of $100,000, or 8%, from $1.8 million, primarily due to increased rent expense. Utilities and property expenses as a percentage of revenues increased to 12% from 11%. Depreciation and amortization expenses were $1.0 million, a decrease of $100,000, or 7%, from $1.1 million.

Results of Operations – Three Months Ended March 31, 2007 and 2006

General

During the quarter ended March 31, 2007, the Company’s net operating revenues decreased $600,000 and operating expenses increased $100,000, resulting in a decrease in operating income of $700,000 from the quarter ended March 31, 2006. The change in operating results was primarily due to a decrease in operating income of $800,000 at the Pioneer, which was partially offset by the receipt of reimbursement of amounts previously expended on behalf of an affiliated company. The operating results at the investment properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues were $11.9 million for the quarter ended March 31, 2007, a $600,000, or 5%, decrease from approximately $12.5 million for the quarter ended March 31, 2006. Revenues at the Pioneer of $8.3 million for the three months ended March 31, 2007 decreased $600,000, or 7%, to $8.9 million for the three months ended March 31, 2006. Income from the investment properties was approximately $3.1 million in each of the quarters ended March 31, 2007 and 2006. Revenues at corporate increased $100,000 in the three months ended March 31, 2007 from the three months period ended March 31, 2006.

Operating Expenses. Total operating expenses increased $100,000, or 1%, to $9.7 million for the quarter ended March 31, 2007 from $9.6 million for the quarter ended March 31, 2006. Total operating expenses as a percentage of revenue increased to 82% for the current year quarter from 77% for the prior year quarter. Operating expenses at the Pioneer of $8.0 million increased by $200,000, or 2%, from $7.8 million.

Operating Income. Consolidated operating income for the quarter ended March 31, 2007 was $2.2 million, a decrease of $700,000, or 25%, from $2.9 million for the quarter ended March 31, 2006. The increase was due to the aforementioned change in net operating revenues and operating expenses. Operating income of $2.3 million for each of the three-month periods ended March 31, 2007 and 2006 is attributable to the investment properties. Operating income decreased by $800,000, or 71%, to $300,000 at the Pioneer. The operating loss at corporate improved by $100,000 to $500,000.

Interest Expense. Consolidated interest expense for the three months ended March 31, 2007 was $2.1 million, a $100,000, or 4%, decrease compared to $2.2 million for the three months ended March 31, 2006. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income was $100,000 for each of the quarters ended March 31, 2007 and 2006.

Income Before Income Tax and Discontinued Operations. Consolidated income before income tax and discontinued operations for the quarter ended March 31, 2007 was $100,000, a $600,000 decrease compared to $700,000 for the quarter ended March 31, 2006.

Federal Income Tax. The Company recorded a federal income tax provision of $37,000 for the quarter ended March 31, 2007 compared to $300,000 for the quarter ended March 31, 2006 based on statutory income tax rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $400,000 for each of the three-month periods ended March 31, 2007 and 2006 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Income (Loss). Consolidated net loss attributable to common shares was $300,000, or $0.05 per common share, for the quarter ended March 31, 2007 compared to net income attributable to common shares of $100,000, or $0.02 per common share, for the quarter ended March 31, 2006.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $600,000, or 7%, to $8.3 million in the three months ended March 31, 2007 from $8.9 million in the three months ended March 31, 2006.

Casino revenues for the three months ended March 31, 2007 were $6.7 million, a decrease $700,000, or 10%, compared to $7.4 million in the three months ended March 31, 2006. Slot and video poker revenues were $6.2 million, a decrease of $500,000, or 8%, compared to $6.7 million in the three months ended March 31, 2006. Management believes this decrease was a result of increased competition from other local casinos. Other gaming revenues, including table games, decreased $200,000, or 28%, to $500,000 in the three months ended March 31, 2007 from $700,000 in the three months ended March 31, 2006. Casino promotional allowances were $1.7 million, a decrease of $100,000, or 6%, compared to $1.8 million in the three months ended March 31, 2006.

Hotel revenues were relatively unchanged at $700,000 for the three months ended March 31, 2007 compared to $800,000 for the three months ended March 31, 2006. Food and beverage revenues decreased $100,000, or 4%, to $2.0 million from $2.1 million due to the decrease in casino promotional allowances. Other revenues increased $100,000, or 20%, to $600,000 from $500,000, due to increased retail sales.

Operating Expenses. Operating expenses increased by $200,000, or 2%, to $8.0 million in the three months ended March 31, 2007 from $7.8 million in the three months ended March 31, 2006. Payroll expense increased $200,000, primarily due to a change in Nevada’s minimum wage law. Operating expenses as a percentage of revenue increased to 96% from 88%.

Casino expenses were $3.6 million for both of the quarters ended March 31, 2007 and 2006. Increases in payroll expenses were offset by decreases in promotional allowances, taxes and commissions. Casino expenses as a percentage of casino revenues increased to 54% from 49%.

Hotel expenses were unchanged at $300,000 in both of the quarters ended March 31, 2007 and 2006. Hotel expenses as a percentage of revenues increased to 39% from 33%. Food and beverage expenses were unchanged at $1.0 million in both quarters. Food and beverage expenses as a percentage of food and beverage revenues increased to 52% from 48%. Other expenses were $500,000, an increase of $100,000, or 15%, from $400,000, due to the increase in retail sales. Other expenses as a percentage of other revenues decreased to 86% from 90%.

Selling, general and administrative expenses were unchanged at $1.1 million. Selling, general and administrative expenses as a percentage of revenues increased to 14% from 12%. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were relatively unchanged at $900,000. An increase in rent expense was offset by decreases in other property expenses. Utilities and property expenses as a percentage of revenues increased to 11% from 10%. Depreciation and amortization expenses were relatively unchanged at $500,000 compared to $600,000.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of March 31, 2007 (for the six-month period ending September 30, 2007 and for the fiscal years ending September 30, 2008, 2009, 2010, 2011, 2012, 2013 and thereafter.)

	Payments Due By Periods (1)
	2007	2008	2009	2010	2011	2012	2013 and thereafter	Total
	(dollars in thousands)
Non-recourse debt:
Gaithersburg	$1,132	$2,490	$2,828	$3,186	$3,573	$3,987	$29,555	$46,751
Sovereign	0	0	0	0	0	0	31,199	31,199
Debt:
Equipment	1,119	194	52	0	0	0	0	1,365
Mortgage obligation	126	9,795	0	0	0	0	0	9,921
Operating leases:
Ground lease	180	364	364	364	364	364	24,096	26,096
Corporate offices	29	61	31	0	0	0	0	121

Total	$2,586	$12,904	$3,275	$3,550	$3,937	$4,351	$84,850	$115,453

(1)

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt – $3.6 million (2007), $7.0 million (2008), $6.8 million (2009), $6.6 million (2010), $6.3 million (2011), $6.1 million (2012) and $33.8 million (2013 and thereafter), and (ii) Long-term debt—$0.6 million (2007), $0.3 million (2008), $0 (2009), $0 (2010), $0 (2011), $0 (2012) and $0 (2013 and thereafter).

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

Under an existing debt agreement with a bank, the Company is obligated to make a balloon payment of approximately $9.8 million in January 2008. At December 31, 2006, under the original loan terms, the loan balance of $10.0 million was due as of December 15, 2006. In January 2007, the loan was modified to extend the maturity date until January 15, 2008. The Company will either have to sell certain assets or will have to refinance this debt as current cash balances and projected cash flow from operations is not expected to equal this debt obligation. Although the Company believes one of these alternatives will occur, the Company can give no assurance that assets can be sold or that the debt can be refinanced at terms acceptable to the Company. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board.

Liquidity. The investment properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

The Company has a balloon payment due in January 2008 of approximately $9.8 million related to debt owed to a bank. The Company plans to either refinance the debt or sell certain assets of the Company to pay the obligation. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by Paul W. Lowden, the Company’s CEO, Chairman of the Board and primary stockholder.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $900,000 for the six months ended March 31, 2007 as compared to $2.0 million for the six months ended March 31, 2006.

Cash Flows from Investing Activities. Cash provided by investing activities was $2.3 million for the six months ended March 31, 2007, as compared to $400,000 for the six months ended March 31, 2006. In the current year period, the Company received $1.8 million from the sale of property and equipment and $1.2 million from land sale option payments offset by $200,000 in capital expenditures and $600,000 from the purchase of marketable securities. In the prior year period, the Company received $900,000 from the sale of marketable securities and used $400,000 for investments in partnerships and $100,000 for capital expenditures.

Cash Used in Financing Activities. Cash used in financing activities was $1.4 million for the six months ended March 31, 2007 as compared to $1.3 million for the six months ended March 31, 2006. In the current year period, $1.4 million was used for debt payments. In the prior year period, $2.0 million was used for debt payments and $700,000 was provided by debt borrowings.

The Company’s primary source of operating cash is from the Pioneer operations, from interest income on available cash and cash equivalents and investments in marketable securities and, to a lesser extent, from net cash generated from the leasing of certain land owned on the Las Vegas strip. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. Sahara Las Vegas Corp. (“SLVC”), an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with the adjacent property owner to facilitate development of the adjacent property.

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

Payments of rent were approximately $200,000 and $0 for the six months ended March 31, 2007 and 2006, respectively. Capital expenditures to maintain the facility in fiscal 2007 are expected to be less than $1 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of

16% per annum. In October 2003, the dividend rate increased to 16%. As of March 31, 2007, the aggregate liquidation preference of the preferred stock was approximately $22.5 million, or $5.10 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of May 11, 2007, the Company had purchased 709,305 shares of preferred stock for $1.4 million under this program. Previously, the Company had purchased 276,627 shares for $500,000. During the six months ended March 31, 2007, the Company did not purchase any of its outstanding preferred shares.

During the quarter ended June 30, 2006, a holder of the Company’s preferred stock advised the Company that the holder had concluded that the Company’s calculation of the dividends on the preferred stock should accumulate at a compounded rate and is therefore erroneous, and that as a result the aggregate liquidation preference of the preferred stock is significantly greater than that calculated by the Company. Based upon the Company’s review to date of the relevant documents, the Company does not agree with the holder’s position.

The holder of the preferred stock filed a complaint (the “Complaint”) in November 2006. The Complaint alleges, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 14 years ago. The Complaint further alleges that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. The Company plans to vigorously defend this Complaint and has both procedural and substantive defenses and may have rights against other persons or parties related to the purported claim.

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

The Company filed a motion to dismiss the Complaint in its entirety on December 19, 2006. On February 7, 2007, the plaintiffs filed a motion for leave to amend the Complaint. The Court granted the motion to amend the Complaint. The plaintiffs’ have filed an amended Complaint and the Company renewed its motion to dismiss the Complaint in its entirety. The parties are currently awaiting the decision of the court as to the Company’s motion to dismiss the amended Complaint.

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

Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and operating results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Excluding its non-recourse debt, the Company has total interest-bearing debt at March 31, 2007 of approximately $11.3 million, of which approximately $9.9 million bears interest at a variable rate (approximately 9.25% at March 31, 2007). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $99,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

The holder of the preferred stock filed a complaint (the “Complaint”) in November 2006. The Complaint alleges, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 14 years ago. The Complaint further alleges that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. The Company plans to vigorously defend this Complaint and has both procedural and substantive defenses and may have rights against other persons or parties related to the purported claim.

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

The Company filed a motion to dismiss the Complaint in its entirety on December 19, 2006. On February 7, 2007, the plaintiffs filed a motion for leave to amend the Complaint. The Court granted the motion to amend the Complaint. The plaintiffs; have filed an amended Complaint and the Company renewed its motion to dismiss the Complaint in its entirety. The parties are currently awaiting the decision of the court as to the Company’s motion to dismiss the amended Complaint.

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

Date: May 14, 2007