Form 10-Q
period 2007-06-30
ARCHON CORP
filed 2007-08-20
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

6,280,931 as of August 13, 2007

ARCHON CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,464,303	$6,187,533
Investment in marketable securities	8,643,095	6,011,225
Accounts receivable, net	90,634	1,096,333
Inventories	482,818	414,033
Prepaid expenses and other	921,597	1,045,654

Total current assets	57,602,447	14,754,778
Land held for sale	21,504,400	21,504,400
Property held for investment, net	124,985,709	127,364,625
Property and equipment, net	25,327,452	26,778,164
Other assets	7,428,733	7,648,201

Total assets	$236,848,741	$198,050,168

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30, 2007	September 30, 2006
	(Unaudited)
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,032,499	$2,770,938
Interest payable	396,798	1,310,796
Accrued and other liabilities	3,581,648	3,524,408
Nonrefundable option	0	5,750,000
Current portion of debt	11,071,685	11,427,277
Current portion of non-recourse debt	2,411,505	2,195,326

Total current liabilities	20,494,135	26,978,745
Debt – less current portion	59,119	223,306
Non-recourse debt – less current portion	74,983,911	76,818,600
Nonrefundable option	47,422,500	0
Deferred income taxes	27,947,291	27,245,317
Other liabilities	42,824,479	45,051,567
Stockholders’ equity	23,117,306	21,732,633

Total liabilities and stockholders’ equity	$236,848,741	$198,050,168

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Casino	$5,536,450	$5,797,738	$18,215,156	$18,882,938
Hotel	763,961	829,760	2,145,522	2,161,889
Food and beverage	1,907,714	1,914,484	5,691,704	5,646,673
Investment properties	3,100,561	3,100,562	9,301,685	9,301,685
Other	1,214,736	921,222	3,332,858	2,627,461

Gross revenues	12,523,422	12,563,766	38,686,925	38,620,646
Less casino promotional allowances	(1,392,148)	(1,438,087)	(4,609,563)	(4,606,884)

Net operating revenues	11,131,274	11,125,679	34,077,362	34,013,762

Operating expenses:
Casino	3,175,479	3,387,914	10,345,423	10,342,408
Hotel	317,091	302,130	885,194	805,112
Food and beverage	1,220,027	1,097,120	3,192,850	3,017,775
Other	462,669	407,878	1,431,837	1,229,151
Selling, general and administrative	916,323	857,692	2,767,102	2,607,587
Corporate expenses	1,114,381	2,102,855	2,953,482	3,880,531
Utilities and property expenses	1,237,589	1,145,566	3,545,174	3,375,685
Depreciation and amortization	1,319,275	1,369,072	3,997,141	4,140,101
Loss on sale / disposal of assets	0	21,520	0	21,520

Total operating expenses	9,762,834	10,691,747	29,118,203	29,419,870

Operating income	1,368,440	433,932	4,959,159	4,593,892
Interest expense	(2,108,874)	(2,213,531)	(6,362,864)	(6,636,453)
Interest and other income	327,919	8,040	481,116	197,113

Loss before income tax benefit and discontinued operations	(412,515)	(1,771,559)	(922,589)	(1,845,448)
Federal income tax benefit	140,255	620,046	328,269	645,907

Loss before discontinued operations	(272,260)	(1,151,513)	(594,320)	(1,199,541)
Discontinued operations – gain on sale, net of tax provision of $510,596	0	0	948,250	0

Net income (loss)	(272,260)	(1,151,513)	353,930	(1,199,541)
Dividends accrued on preferred shares	(377,819)	(377,819)	(1,133,458)	(1,133,458)

Net loss applicable to common shares	$(650,079)	$(1,529,332)	$(779,528)	$(2,332,999)

Average common shares outstanding	6,280,931	6,235,931	6,422,040	6,235,931

Average common and common equivalent shares outstanding	6,280,931	6,235,931	6,422,040	6,235,931

Loss per common share:
Basic	$(0.10)	$(0.25)	$(0.27)	$(0.37)

Diluted	$(0.10)	$(0.25)	$(0.27)	$(0.37)

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(272,260)	$(1,151,513)	$353,930	$(1,199,541)
Unrealized gain (loss) on marketable securities, net of income taxes	(222,480)	201,140	967,607	944,633

Comprehensive income (loss)	$(494,740)	$(950,373)	$1,321,537	$(254,908)

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended June 30, 2007

(Unaudited)

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, October 1, 2006	$66,723	$9,445,483	$61,482,194	$(51,098,102)	$1,924,109	$(87,774)	$21,732,633
Net income				353,930			353,930
Stock options exercised	450		37,250				37,700
Rescission of stock option exercise	(4,364)						(4,364)
Unrealized gain on marketable securities					967,607		967,607
Stock subscriptions received			29,800				29,800

Balances, June 30, 2007	$62,809	$9,445,483	$61,549,244	$(50,744,172)	$2,891,716	$(87,774)	$23,117,306

The accompanying notes are an integral part of these condensed consolidated financial statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$43,203,836	$2,056,986

Cash flows from investing activities:
Proceeds from sale of property	1,809,683	54,950
Capital expenditures	(518,351)	(187,768)
Marketable securities purchased	(1,172,032)	(199,131)
Marketable securities sold	28,787	1,855,000
Investments in partnerships	0	(410,333)

Net cash provided by investing activities	148,087	1,112,718

Cash flows from financing activities:
Proceeds from debt	0	683,069
Paid on debt and obligation under lease	(2,138,289)	(3,195,336)
Note receivable	29,800	0
Stock options exercised	37,700	0
Rescission of stock option exercise	(4,364)	0

Net cash used in financing activities	(2,075,153)	(2,512,267)

Increase in cash and cash equivalents	41,276,770	657,437
Cash and cash equivalents, beginning of period	6,187,533	2,116,708

Cash and cash equivalents, end of period	$47,464,303	$2,774,145

The accompanying notes are an integral part of these condensed consolidated financial statements

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”) is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. In June 2006, the Company announced that it had entered into an option agreement for the sale of the real estate it owns on the Strip for a total sale price of $450 million, subject to the terms of the agreement. The purchase price has since been increased and additional extension fees paid. See Note 7

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine month periods are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 and Form 10-Q for the quarter ended March 31, 2007.

2. Earnings Per Share

The Company presents its per share results in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic net income (loss) per share and diluted net income (loss) per share. Basic per share amounts are computed by dividing net income (loss) by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options. Potential dilutive stock options of approximately 830,000 were not used to calculate diluted per share information for the three and nine months ended June 30, 2006, as the Company incurred net losses for those periods and, therefore, the effect would be antidilutive. Potential dilutive stock options of approximately 705,000 were not used to calculate diluted per share information for the three and nine months ended June 30, 2007, as the Company incurred net losses, applicable to common shares, for those periods and, therefore, the effect would be antidilutive.

3. Stock-Based Compensation

As of June 30, 2007, the Company has the following share-based compensation plans:

Key Employee Stock Option Plan: The Company’s Key Employee Stock Option Plan (the “Stock Option Plan”) provides for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the nine months ended June 30, 2007, there were no stock options granted under the Stock Option Plan. As of June 30, 2007, there were approximately 692,000 options outstanding and exercisable under the Stock Option Plan. During the nine months ended June 30, 2007, 32,500 options were exercised and another approximately 80,000 options were cancelled and returned to the Stock Option Plan. In February, 2007, Mr. Lowden, President and Chairman of the Board, elected to not exercise 80,000 stock options, exercisable at $1.50 per share, and the stock options were cancelled and returned to the Stock Option Plan.

1995 Non-Employee Director Stock Option Plan: In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of June 30, 2007, there were 12,500 options outstanding and exercisable under this plan. During the nine months ended June 30, 2007, 12,500 options were exercised.

Subsidiary Stock Option Plans: SFHI, Inc. (“SFHI”), Sahara Las Vegas Corp (“SLVC”) and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of June 30, 2007, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the nine months ended June 30, 2007 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2006:	830	$8.12	3.6 yrs	$20,560
Activity during the nine months ended June 30, 2007:
Granted	0	N/A	N/A	N/A
Exercised	45	N/A	N/A	N/A
Cancelled	80	N/A	N/A	N/A
Options outstanding at June 30, 2007	705	$9.30	3.6 yrs	$30,301
Exercisable at June 30, 2007	705	$9.30	3.6 yrs	$30,301

As of June 30, 2007, there was no unrecognized compensation cost related to unvested stock options. 45,000 options were exercised in the nine months ended June 30, 2007. The fair value of options vested in the nine months ended June 30, 2007 is not applicable as no options were vested for the first time during this quarter. There were no unvested options at June 30, 2007.

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

For options granted prior to October 1, 2005, and valued in accordance with FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the expected volatility used to estimate the fair value of the options was based solely on the historical volatility of the stock; the Company used the graded vested method for expense attribution.

For options granted after October 1, 2005, and valued in accordance with SFAS No. 123(R), “Share-Based Payment”, (“FAS 123R”), the Company will use the straight-line method for expense attribution, and it will estimate forfeitures and only recognize expense for those shares expected to vest.

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The Company did not calculate the fair value of stock options granted during the nine months ended June 30, 2007 and 2006 as no stock options were granted during these periods.

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

Recently Issued Accounting Standards

SFAS NO. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chose by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in its fiscal year beginning October 2008. The Company is currently evaluating the impact that SFAS No. 159 will have on its condensed consolidated financial statements.

4. Other Assets

Included in Other assets at June 30, 2007 and September 30, 2006 are unamortized loan issue costs, which were incurred during the acquisition of certain rental property and certain debt, and deferred rents of $4.6 million for both periods. The unamortized loan issue costs are being amortized on the straight-line basis over the loan period, which closely approximates the effective interest method, and the deferred rents are being amortized on the straight-line basis over the lease period.

Additionally, Other assets at June 30, 2007 and September 30, 2006 include $50,000 of commercial and residential mortgage loans, representing loans originally funded by J & J Mortgage to unaffiliated third parties as well as loans made directly to J & J Mortgage under a master loan agreement. The loans purchased by the Company were purchased for the principal amount, plus accrued interest, if any. The advances to J & J Mortgage under the master loan agreement bear interest at the prime rate plus 2%. J & J Mortgage is owned by LICO, which in turn is wholly-owned by Paul W. Lowden, the President, Chief Executive Officer and majority stockholder of the Company. John W. Delaney, a director of the Company, is the president of J & J Mortgage.

Other assets also include amounts for the cash surrender value of life insurance of $0.8 million on June 30, 2007 and September 30, 2006 and investments in unconsolidated entities of $1.8 million on June 30, 2007 and September 30, 2006.

One of the Company’s unconsolidated entities is a 50% owned LLC which has the following financial profile as of June 30, 2007 and 2006, (in thousands):

	June 30,
	2007	2006
Current assets	$148	$154
Total assets	931	961
Current liabilities	124	122
Total liabilities	195	362
Total equity	736	599

This unconsolidated entity has the following profit profile for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues	$352	$404	$1,123	$1,279
Pretax income	45	77	190	305

This entity is indebted to a bank in the amount of $0.1 million and $0.2 million at on June 30, 2007 and 2006 respectively. The debt is secured by a deed of trust and is guaranteed by the Company.

5. Federal Income Tax

The Company recorded a federal income tax benefit, based on estimated annual effective rates, of $0.1 million and $0.6 million for the three months ended June 30, 2007 and June 30, 2006, respectively. The Company recorded a federal income tax benefit, based on estimated annual effective rates, of $0.3 million and $0.6 million for the nine months ended June 30, 2007 and June 30, 2006, respectively. The 2007 tax provision is comprised of a $0.8 million benefit on continuing operations and a $0.5 million provision on discontinued operations.

The Company continues to record tax benefits for its taxable losses as it believes that tax provisions for future taxable income from operations or from the sales of assets will be sufficient to offset the tax benefits currently recorded.

6. Sale of Option for Strip Land

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

Pursuant to a First Amendment of the Agreement, LVTI elected to pay to the Company $750,000 to extend the date on which the second deposit of $40.0 million was due from September 22, 2006 to December 31, 2006. Pursuant to a Second Amendment, LVTI elected to pay to the Company $1,172,500 to further extend the date on which the second deposit of $40.0 million was due from December 31, 2006 to March 31, 2007. Pursuant to a Third and a Fourth Amendment to the Agreement, LVTI elected to pay to the Company two additional payments in April 2007 totaling $500,000 to further extend the date on which the second deposit was due from March 31, 2007 to May 31, 2007. LVTI paid the $40.0 million second deposit on May 25, 2007. Additionally, the initial purchase price was increased from $450 million to $475 million. Pursuant to a Fifth Amendment, three months, to be exercised in the discretion of LVTI, were added to the Option term, extending the end of the Option term from March 31, 2008 to June 30, 2008. LVTI will pay a fee of $2,866,667 (“Carry Option Payments”) for each of the three month extensions utilized, with a proration for any partial month utilized. All Carry Option Payments and all monthly option extension payments are nonrefundable and will not be applied against the purchase price under the Agreement.

The nonrefundable payment of $5.0 million and a nonrefundable extension fee of $750,000 were recorded as a deposit liability, at September 30, 2006. The Company received an additional nonrefundable extension fee of

$1.2 million in December 2006 which was recorded as a deposit liability at March 31, 2007. The Company received additional nonrefundable extension fees of $500,000 in April 2007 and the nonrefundable second deposit payment of $40.0 million on May 25, 2007, which payments were recorded as a deposit liability at June 30, 2007.

The obligations of SLVC and LVTI to consummate the transactions contemplated by the Agreement are subject to the satisfaction or waiver of customary closing conditions.

The Company has guaranteed the obligations of SLVC under the Agreement.

7. Preferred Stock

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

In October 2003, the dividend rate increased to 16.0%. As of June 30, 2007 the aggregate liquidation preference of the preferred stock was approximately $22.9 million, or $5.18 per share.

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

The holder of the preferred stock filed a complaint (the “Complaint”) in November 2006. The Complaint alleged, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 14 years ago. The Complaint further alleged that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. The Company vigorously defended this Complaint.

In this suit, two holders of the Company’s Exchangeable Refundable Preferred Stock (the “Preferred Stock”) alleged that the Company, beginning in February 2006, had made false and misleading statements concerning the calculation of accrued but unpaid dividends and the liquidation preference for the Preferred Stock. The Complaint sought damages for violations of Section 10(b) of the Securities Exchange Act of 1934, common-law fraudulent misrepresentation, breach of contract and Connecticut’s Unfair Trade Practices Act. The Complaint sought unspecified compensatory damages and the equitable relief of an accounting.

The Company filed a motion to dismiss the Complaint in its entirety on December 19, 2006. On February 7, 2007, the plaintiffs filed a motion for leave to amend the Complaint. The Court granted the motion to amend the Complaint. The plaintiffs filed an amended Complaint and the Company renewed its motion to dismiss the Complaint in its entirety. Prior to a decision by the court as to the Company’s motion to dismiss the amended Complaint, both parties consented and stipulated that the court could enter an Order for Dismissal, and on May 15, 2007, the court ordered that the action be dismissed with prejudice as to the plaintiffs’ rights to assert any of the claims set forth in the action in the State of Connecticut, and without prejudice as to the plaintiffs’ rights to assert any of the claims set forth in the action in any other jurisdiction outside the State of Connecticut.

8. Discontinued Operations

In October 2006, the Company sold real estate with a net book value of $0.4 million for $1.8 million. A gain of $0.9 million, net of taxes of $0.5 million, on the sale was recorded as discontinued operations. The operating results from this property are insignificant and are not recorded as discontinued operations.

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three- month and nine month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
	(dollars in thousands)
Pioneer Hotel / Casino:
Net operating revenues	$7,402	$7,624
Operating loss	(445)	(197)
Depreciation and amortization	500	545
Interest expense	322	356
Interest and other income	3	3
Loss before income taxes	(763)	(550)
Capital expenditures / transfers	212	75

Investment Properties:
Net operating revenues	$3,101	$3,101
Operating income	2,308	2,308
Depreciation and amortization	793	793
Interest expense	1,833	1,870
Interest and other income	1	1
Income before income taxes	475	438
Capital expenditures / transfers	0	0

Other and Eliminations:
Net operating revenues	$628	$401
Operating loss	(495)	(1,677)
Depreciation and amortization	26	31
Interest expense	(46)	(12)
Interest and other income	324	4
Loss before income taxes	(125)	(1,660)
Capital expenditures / transfers	131	0

Total:
Net operating revenues	$11,131	$11,126
Operating income	1,368	434
Depreciation and amortization	1,319	1,369
Interest expense	2,109	2,214
Interest and other income	328	8
Loss before income taxes	(413)	(1,772)
Capital expenditures / transfers	343	75

	Nine Months Ended June 30,
	2007	2006
	(dollars in thousands)
Pioneer Hotel / Casino:
Net operating revenues	$23,128	$23,500
Operating income (loss)	(670)	375
Depreciation and amortization	1,541	1,660
Interest expense	980	1,051
Interest and other income	9	9
Loss before income taxes	(1,642)	(667)
Capital expenditures / transfers	247	178
Identifiable assets (1)	28,415	30,660

Investment Properties:
Net operating revenues	$9,302	$9,302
Operating income	6,923	6,923
Depreciation and amortization	2,379	2,379
Interest expense	5,519	5,627
Interest and other income	2	2
Income before income taxes	1,406	1,298
Capital expenditures / transfers	0	0
Identifiable assets (1)	129,515	133,916

Other and Eliminations:
Net operating revenues	$1,647	$1,212
Operating loss	(1,294)	(2,704)
Depreciation and amortization	77	101
Interest expense	(136)	(42)
Interest and other income	470	186
Loss before income taxes	(687)	(2,476)
Capital expenditures / transfers	271	10
Identifiable assets (1)	78,919	31,858

Total:
Net operating revenues	$34,077	$34,014
Operating income	4,959	4,594
Depreciation and amortization	3,997	4,140
Interest expense	6,363	6,636
Interest and other income	481	197
Loss before income taxes	(923)	(1,845)
Capital expenditures / transfers	518	188
Identifiable assets (1)	236,849	196,434

(1)	Identifiable assets represent total assets less elimination for intercompany items.

10. Subsequent Events

Redemption of the Company’s Exchangeable Redeemable Preferred Stock: Pursuant to the provisions of the Certificate of Designation, the Company provided written notice to the outstanding holders of the Preferred Stock on July 31, 2007, that the Company would redeem, in whole, the Exchangeable Redeemable Preferred Stock. The noticed date of the redemption and the delisting of all the outstanding Preferred Stock is August 31, 2007. All funds necessary for the redemption have been set aside by the Company, separate and apart from its other funds, in trust for the account of the holders of the shares to be redeemed. Instructions for redemption of Preferred Stock are attached to Form 8-K filed by the Company on July 31, 2007 or by request from the Company.

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

Investment Properties:

During fiscal year 2001, the Company acquired certain investment properties as part of a Section 1031 exchange. The investment properties are located in Gaithersburg, Maryland and Dorchester, Massachusetts. The Company acquired the properties and nonrecourse debt associated with the properties which are subject to long-term leases. Tenants remit payments to banks according to the terms of the leases and notes. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $12.4 million annually and will remain at this level until approximately 2020. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $3.2 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the leases and debt amortization, the fair market values of the properties may be different than its book values. Interest is presently being expensed at approximately $7.4 million annually and will decrease in relation to debt principal reductions through 2020.

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

Management believes the following critical accounting policies are affected by significant judgments and estimates used by management in the preparation of the Company’s consolidated financial statements:

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

Income Taxes. The Company records federal income provisions / benefits, based on estimated annual effective rates. The Company continues to record tax benefits for its taxable losses as it believes that tax provisions from future taxable income from operations or from the sales of assets will be sufficient to offset such tax benefits.

Recently Issued Accounting Standards. SFAS NO. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities selected by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in its fiscal year beginning October 2008. The Company is currently evaluating the impact that SFAS No. 159 will have on its condensed consolidated financial statements.

Results of Operations – Nine Months Ended June 30, 2007 and 2006

General

During the nine months ended June 30, 2007, the Company’s net operating revenues were relatively unchanged and operating expenses decreased $0.3 million, resulting in an increase in operating income of $0.4 million from the nine months ended June 30, 2006. The change in operating results was primarily due to a decrease in corporate stock based compensation expenses of $0.9 million, which was partially offset by an increase in payroll and utility expenses at the Pioneer. The operating results at the investment properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the nine months ended June 30, 2007 were $34.1 million, a $0.1 million increase or 0.2%, as compared to $34.0 million for the nine months ended June 30, 2006. The change in net operating revenue was related to higher interest income from deposits received on the land sale option, which was partially offset by lower casino revenues at the Pioneer Revenues at the Pioneer for the nine months ended June 30, 2007 were $23.1 million, a $0.4 million decrease or 1.6%, as compared to $23.5 million for the nine months ended June 30, 2006. Revenues from the investment properties were $9.3 million for each of the nine months ended June 30, 2007 and 2006. Sahara Las Vegas Corp (“SLVC”) had net revenues of approximately $1.0 million during the nine months ended June 30, 2007 and 2006, respectively. Revenues at Corporate for the nine months ended June 30, 2007 increased $0.1 million as compared to the nine months ended June 30, 2006.

Operating Expenses. Total operating expenses million for the nine months ended June 30, 2007 were $29.1, a $0.3 million decrease or 1%, as compared to $29.4 million for the nine months ended June 30, 2006. The change in operating expenses resulted from a decrease in corporate stock based compensation of $0.9 million, offset by $0.4 million higher payroll and $0.2 million higher utility expenses at the Pioneer. Total operating expenses as a percentage of revenue decreased to 85.4% in the current year period from 86.5% in the prior year period, as a result of the higher revenues and lower operating expenses. Operating expenses at the Pioneer for the nine months ended June 30, 2007 were approximately $23.8 million, a $0.7 million increase or 2.9%, as compared to $23.1 million for the nine months ended June 30, 2006.

Operating Income. Consolidated operating income for the nine months ended June 30, 2007 was $5.0 million, a $0.4 million increase or 8.0%, as compared to $4.6 million for the nine months ended June 30, 2006. This increase was due to the aforementioned change in corporate and operating expenses. Operating income for the nine months ended June 30, 2007 and 2006 of $6.9 million was attributable to the investment properties. Operating income at the Pioneer decreased by $1.0 million to an operating loss of $0.7 million for the nine months ended June 30, 2007. The operating loss at Corporate improved by $1.4 million to $1.3 million for the nine months ended June 30, 2007.

Interest Expense. Consolidated interest expense for the nine months ended June 30, 2007 was $6.4 million, a $0.2 million decrease or 4.1%, as compared to $6.6 million for the nine months ended June 30, 2006. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income for the nine months ended June 30, 2007 was $0.5 million, a $0.3 million increase or 144.1%, as compared to $0.2 million for the nine months ended June 30, 2006. The increase was primarily due to the increase in cash flows from operating activities.

Loss Before Income Tax Benefit and Discontinued Operations. Consolidated loss before income tax benefit for the nine months ended June 30, 2007 was $0.9 million, a $0.9 million improvement as compared to a loss of $1.8 million for the nine months ended June 30, 2006.

Discontinued Operations. In October 2006, the Company sold real estate with a net book value of $0.4 million for $1.8 million. A gain of $0.9 million, net of taxes of $0.5 million. The sale was recorded as discontinued operations.

Federal Income Tax. The Company recorded a net federal income tax provision of $0.2 million for the nine months ended June 30, 2007 comprised of a $0.3 million tax benefit on continuing operations and a $0.5 million provision on discontinued operations. The Company recorded a federal income tax benefit for the nine months ended June 30, 2006 of $0.6 million based on estimated annual effective rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company has elected at its sole discretion to redeem its preferred stock. However, dividends of $1.1 million for each of the nine-months ended June 30, 2007 and 2006 were accrued on the preferred stock for purposes of calculating net income (loss) applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares for the nine months ended June 30, 2007 was $0.8 million, or $0.27 per common share, as compared to net loss attributable to common shares of $2.3 million, or $0.37 per common share, for the nine months ended June 30, 2006.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer for the nine months ended June 30, 2007 were $23.1 million, a $0.4 million decrease or 2%, as compared to $23.5 million for the nine months ended June 30, 2006 primarily due to the reasons set forth below.

Casino revenues for the nine months ended June 30, 2007 were $18.2 million, a $0.7 million decrease or 4%, as compared to $18.9 million for the nine months ended June 30, 2006. Slot and video poker revenues for the nine months ended June 30, 2007 were $16.6 million, a $0.5 million decrease or 3%, as compared to $17.1 million for the nine months ended June 30, 2006. Slot handle increased by $2.7 million, but slot win decreased by $0.5 million, due to a lower hold percentage. Other gaming revenues, including table games for the nine months ended June 30, 2007 were $1.6 million, a $0.2 million decrease or 10%, from $1.8 million for the nine months ended June 30, 2006. Other gaming volume increased by $0.1 million, but win decreased by nearly $0.2 million, due to lower hold percentage. Casino promotional allowances were unchanged at $3.2 million.

Hotel revenues were relatively unchanged at $2.1 million for the nine months ended June 30, 2007 as compared to $2.2 million for the nine months ended June 30, 2006. An increase in rooms occupied was partially offset by a decrease in the average room rate. Competitive pressures in the Laughlin market in the 2007 period caused the decline in average room rate. Food and beverage revenues for the nine months ended June 30, 2007 were $5.7 million, a slight increase or 1%, as compared to $5.6 million for the nine months ended June 30, 2006. A decline in food and beverage comp revenue was offset with increases in cash sales. Other revenues for the nine months ended June 30, 2007 were $1.7 million, a $0.3 million increase or 19%, as compared to $1.4 million for the nine months ended June 30, 2006, due to increased retail sales driven by the closing of a popular local retail store.

Operating Expenses. Operating expenses for the nine months ended June 30, 2007 were approximately $23.8 million a $0.7 million increase or 3%, from $23.1 million for the nine months ended June 30, 2006. The increase was primarily a result of $0.5 million higher payroll expenses, primarily due to a change in Nevada’s minimum wage law. Operating expenses as a percentage of revenue increased to 102.9% in the current year period from 98.4% in the prior year period, a direct result of lower operating revenue and higher operating expenses.

Casino expenses for the nine months ended June 30, 2007 were unchanged from the prior year at $10.3 million. Casino expenses as a percentage of revenue increased to 56.8% in the current year period from 54.8% in the prior year period.

Hotel expenses for the nine months ended June 30, 2007 were $0.9 million, a $0.1 million increase or 10%, as compared to $0.8 million for the nine months ended June 30, 2006, due to the increase in occupied rooms and payroll expense. Hotel expenses as a percentage of revenue increased to 41.3% in the current year period from 37.2% in the prior period. Food and beverage expenses for the nine months ended June 30, 2007 were $3.2 million, a $0.2 million increase or 6%, as compared to $3.0 million for the nine months ended June 30, 2006, primarily due to the increase in the Nevada minimum wage rate. Food and beverage expenses as a percentage of revenue increased to 56.1% in the current year period from 53.4% in the prior period. Other expenses for the nine months ended June 30, 2007 were $1.4 million, a $0.2 million increase or 17%, as compared to $1.2 million for the nine months ended June 30, 2006. Other expenses as a percentage of revenue declined to 83.8% in the current year period from 85.6% in the prior year period.

Selling, general and administrative expenses for the nine months ended June 30, 2007 were $3.4 million, a $0.1 million increase or 4%, as compared to $3.3 million for the nine months ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenue increased to 14.8% in the current year period from 14.1% in the prior year period. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses for the nine months ended June 30, 2007 were $3.0 million, a $0.2 million increase or 8%, as compared to $2.8 million for the nine months ended June 30, 2006. Aggressive measures have been taken to moderate the rising electricity rates, through the installation of energy efficient lighting and signage. Utilities and property expenses as a percentage of revenue increased to 12.9% in the current year period from 11.8% in the prior year period. Depreciation and amortization expenses for the nine months ended June 30, 2007 were $1.5 million, a $0.2 million decrease or 7%, as compared to $1.7 million for the nine months ended June 30, 2006, due to a reduction in the amortization of loan issue costs.

Results of Operations – Three Months Ended June 30, 2007 and 2006

General

During the three months ended June 30, 2007, the Company’s net operating revenues were relatively unchanged and operating expenses decreased $0.9 million, resulting in an increase in operating income of $0.9 million as compared to the three months ended June 30, 2006. The change in operating results was primarily due to a decrease in corporate stock based compensation expense of $0.9 million, which was partially offset by an increase in payroll and utility expenses at the Pioneer. The operating results at the investment properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the three months ended June 30, 2007 were $11.1 million, relatively unchanged from the three months ended June 30, 2006. Revenues at the Pioneer for the three months ended June 30, 2007 were $7.4 million, a $0.2 million decrease or 3%, as compared to $7.6 million for the three months ended June 30, 2006 primarily caused by lower casino revenues. Income from the investment properties was approximately $3.1 million for the three months ended June 30, 2007 and 2006. Revenues at Corporate increased $0.2 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, related to higher interest income from deposits received on the land sale option. SLVC had net revenues of approximately $0.3 million during the three months ended June 30, 2007 and 2006.

Operating Expenses. Total operating expenses for the three months ended June 30, 2007 were $9.8 million, a $0.9 million decrease or 9%, as compared to $10.7 million for the three months ended June 30, 2006. The change in operating expenses resulted from a decrease in corporate stock based compensation of $0.9 million, offset by $0.1 million higher payroll and utility expenses at the Pioneer. Total operating expenses as a percentage of revenue decreased to 87.7% for the three months ended June 30, 2007 from 96.1% for the three months ended June 30, 2006 in the prior year period, as a result of the lower operating expenses.

Operating Income. Consolidated operating income for the three months ended June 30, 2007 was $1.4 million, a $1.0 million increase or 215%, as compared to $0.4 million for the three months ended June 30, 2006. The increase was due to the aforementioned decrease in operating expenses. Operating income of $3.1 million for each of the three months ended June 30, 2007 and 2006 is attributable to the investment properties. Operating loss at the Pioneer for the three months ended June 30, 2007 was $0.4 million, a $0.2 million decrease, or 126%, as compared to $0.2 million for the three months ended June 30, 2006. The operating losses at Corporate improved by $1.2 million to $0.5 million. Operating income changes are a result of the aforementioned changes in operating revenues and expenses.

Interest Expense. Consolidated interest expense for the three months ended June 30, 2007 was $2.1 million, a $0.1 million decrease or 5%, as compared to $2.2 million for the three months ended June 30, 2006. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income for the three months ended June 30, 2007 was $0.3 million, a $0.3 million increase over the three months ended June 30, 2006. The increase was primarily due to the increase in cash flows from operating activities.

Loss Before Income Tax and Discontinued Operations. Consolidated loss before income tax and discontinued operations for the three months ended June 30, 2007 was $0.4 million, a $1.4 million increase or 77%, as compared to a $1.8 million loss for the three months ended June 30, 2006.

Federal Income Tax. The Company recorded a federal income tax benefit for the three months ended June 30, 2007 of $0.1 million as compared to a $0.6 million benefit for the three months ended June 30, 2006 based on estimated annual effective rates.

Preferred Share Dividends. Undeclared preferred share dividends are not recorded in the stockholders’ equity section of the balance sheet as the Company may elect at its sole discretion whether to redeem its preferred stock. However, dividends of approximately $0.4 million for each of the three months ended June 30, 2007 and 2006 accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Loss. Consolidated net loss attributable to common shares for the three months ended June 30, 2007 was $0.7 million, or $0.10 per common share, as compared to net loss attributable to common shares of $1.5 million, or $0.25 per common share, for the three months ended June 30, 2006.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer for the three months ended June 30, 2007 were $7.4 million, a $0.2 million decrease or 3%, as compared to $7.6 million for the three months ended June 30, 2006, primarily for the reasons set forth below.

Casino revenues for the three months ended June 30, 2007 were $5.5 million, a $0.3 million decrease or 5%, as compared to $5.8 million for the three months ended June 30, 2006. Slot and video poker revenues for the three months ended June 30, 2007 were $5.0 million, a $0.2 million decrease or 4%, as compared to $5.2 million for the three months ended June 30, 2006. Lower slot handle was offset by a higher hold percentage. Other gaming revenues, including table games, for the three months ended June 30, 2007 were $0.7 million, a $0.1 million decrease or 12%, as compared to $0.6 million for the three months ended June 30, 2006. Lower table games hold percentage was offset by a slightly improved hold in keno. Casino promotional allowances were relatively unchanged at $1.4 million for the three months ended June 30, 2007 and 2006.

Hotel revenues were unchanged at $0.8 million for the three months ended June 30, 2007 and 2006. Food and beverage revenues were unchanged at $1.9 million for the three months ended June 30, 2007 and 2006. Other revenues for the three months ended June 30, 2007 were $0.6 million, a $0.1 million increase or 13%, as compared to $0.5 million for the three months ended June 30, 2006, due to increased retail sales, driven by the closing of a popular local retail store.

Operating Expenses. Operating expenses were unchanged at $7.8 million for the three months ended June 30, 2007 and 2006. Payroll expense increased $0.1 million, primarily due to a change in Nevada’s minimum wage law, but was offset by reductions in supplies, outside services, and other expenses. Operating expenses as a percentage of revenue increased to 106.0% from 102.6% as a result of the aforementioned lower revenues.

Casino expenses for the three months ended June 30, 2007 were $3.2 million, a $0.2 million decrease or 6%, as compared to $3.4 million for the three months ended June 30, 2006. Increases in payroll expenses were offset by decreases in participation and bonus point expenses. Casino expenses as a percentage of revenue decreased to 57.4% for the three months ended June 30, 2007 from 58.4% for the three months ended June 30, 2006.

Hotel expenses were relatively unchanged at $0.3 million in both of the three months ended June 30, 2007 and 2006. Hotel expenses as a percentage of revenue increased to 41.5% for the three months ended June 30, 2007 from 36.4% for the three months ended June 30, 2006. Food and beverage expenses for the three months ended June 30, 2007 were $1.2 million, a $0.1 million increase or 11%, as compared to $1.1 million for the three months ended June 30, 2006, primarily due to the increase in the Nevada minimum wage rate. Food and beverage expenses as a percentage of revenue increased to 64.0% for the three months ended June 30, 2007 from 57.3% for the three months ended June 30, 2006. Other expenses for the three months ended June 30, 2007 were $0.5 million, a $0.1 million increase or 14%, as compared to $0.4 million for the three months ended June 30, 2006, due to the aforementioned increase in retail sales. Other expenses as a percentage of revenue increased to 77.8% for the three months ended June 30, 2007 from 77.3% for the three months ended June 30, 2006.

Selling, general and administrative expenses were unchanged at $1.1 million in both of the three months ended June 30, 2007 and 2006. Selling, general and administrative expenses as a percentage of revenue increased to 15.3% for the three months ended June 30, 2007 from 14.4% for the three months ended June 30, 2006. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were relatively unchanged at $1.0 million in both of the three months ended June 30, 2007 and 2006. Utilities and property expenses as a percentage of revenue increased to 14.2% for the three months ended June 30, 2007 from 12.7% for the three months ended June 30, 2006. Depreciation and amortization expenses were relatively unchanged at $0.5 million for the three months ended June 30, 2007 and 2006.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: There have been no material changes from the information reported in the Company’s annual report on form 10-K for the fiscal year ended September 30, 2006.

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

Under an existing debt agreement with a bank, the Company is obligated to make a balloon payment of approximately $9.8 million in January 2008. At December 31, 2006, under the original loan terms, the loan balance of $10.0 million was due as of December 15, 2006. In January 2007, the loan was modified to extend the maturity date until January 15, 2008. The Company has cash reserves sufficient to pay the obligation in full when it becomes due and payable on January 15, 2008. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board.

Liquidity. The investment properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

The Company has a balloon payment due in January 2008 of approximately $9.8 million related to debt owed to a bank. The Company has cash reserves sufficient to pay the obligation in full when it becomes due and payable on January 15, 2008. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by Paul W. Lowden, the Company’s CEO, Chairman of the Board and primary stockholder.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $43.2 million for the nine months ended June 30, 2007 as compared to $2.1 million for the nine months ended June 30, 2006.

Cash Flows from Investing Activities. Cash provided by investing activities was $0.1 million for the nine months ended June 30, 2007, as compared to cash provided by investing activities of $1.1 million for the nine months ended June 30, 2006. In the current year period, the Company received $1.8 million from the sale of property and equipment, which was offset by purchases of marketable securities of $2.5 million and $0.5 million in capital expenditures. In the prior year period, the Company received $1.9 million from the sale of marketable securities, which was offset by purchases of marketable securities of $0.2 million, investments of $0.4 million in a partnership and $0.2 million in capital expenditures.

Cash Used in Financing Activities. Cash used in financing activities was $2.1 million for the nine months ended June 30, 2007 as compared to $2.5 million for the nine months ended June 30, 2006. In the current year period, $2.1 million was used for debt payments. In the prior year period, $3.2 million was used for debt payments, and $0.7 million was provided by debt borrowings.

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

Payments of rent were approximately $0.3 and $0.1 million for the nine months ended June 30, 2007 and 2006, respectively. Capital expenditures to maintain the facility in fiscal 2007 are expected to be less than $1.0 million.

Preferred Stock

The Company’s preferred stock provides that dividends accrue on a semi-annual basis, to the extent not declared. Prior to fiscal 1997, the Company satisfied the semiannual dividend payments on its preferred stock through the issuance of paid-in-kind dividends. The Company has not declared the semiannual preferred stock dividends since October 1, 1996. The dividend rate per annum was equal to 8% of $2.14 for each share of preferred stock until September 30, 1998, at which date the dividend rate increased to 11%; the dividend rate continued to increase by an additional 50 basis points on each succeeding semiannual dividend payment date up to a maximum of 16% per annum. In October 2003, the dividend rate increased to 16%. As of June 30, 2007, the aggregate liquidation preference of the preferred stock was approximately $22.9 million, or $5.18 per share.

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

The Board of Directors of the Company authorized an increase in the amount of cash that may be used to purchase preferred stock to $2.5 million. As of August 11, 2007, the Company had purchased 709,305 shares of preferred stock for $1.4 million under this program. Previously, the Company had purchased 276,627 shares for $500,000. During the nine months ended June 30, 2007, the Company did not purchase any of its outstanding preferred shares.

During the three months ended June 30, 2006, a holder of the Company’s preferred stock advised the Company that the holder had concluded that the Company’s calculation of the dividends on the preferred stock should accumulate at a compounded rate and is therefore erroneous, and that as a result the aggregate liquidation preference of the preferred stock is significantly greater than that calculated by the Company. Based upon the Company’s review to date of the relevant documents, the Company does not agree with the holder’s position.

The holder of the preferred stock filed a complaint (the “Complaint”) in November 2006. The Complaint alleged, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 14 years ago. The Complaint further alleged that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. The Company vigorously defended this Complaint.

In this suit, two holders of the Company’s Exchangeable Refundable Preferred Stock (the “Preferred Stock”) alleged that the Company, beginning in February 2006, had made false and misleading statements concerning the calculation of accrued but unpaid dividends and the liquidation preference for the Preferred Stock. The Complaint sought damages for violations of Section 10(b) of the Securities Exchange Act of 1934, common-law fraudulent misrepresentation, breach of contract and Connecticut’s Unfair Trade Practices Act. The Complaint sought unspecified compensatory damages and the equitable relief of an accounting.

The Company filed a motion to dismiss the Complaint in its entirety on December 19, 2006. On February 7, 2007, the plaintiffs filed a motion for leave to amend the Complaint. The Court granted the motion to amend the Complaint. The plaintiffs filed an amended Complaint and the Company renewed its motion to dismiss the Complaint in its entirety. Prior to a decision by the court as to the Company’s motion to dismiss the amended Complaint, both parties consented and stipulated that the court could enter an Order for Dismissal, and on May 15, 2007, the court ordered that the action be dismissed with prejudice as to the plaintiffs’ rights to assert any of the claims set forth in the action in the State of Connecticut, and without prejudice as to the plaintiffs’ rights to assert any of the claims set forth in the action in any other jurisdiction outside the State of Connecticut.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Excluding its non-recourse debt, the Company has total interest-bearing debt at June 30, 2007 of approximately $11.3 million, of which approximately $9.9 million bears interest at a variable rate (approximately 9.25% at June 30, 2007). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $99,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended June 30, 2007, a holder of the Company’s preferred stock advised the Company that the holder had concluded that the Company’s calculation of the dividends on the preferred stock would accumulate at a compounded rate and is therefore erroneous, and that as a result the aggregate liquidation preference of the preferred stock is significantly greater than that calculated by the Company. Based upon the Company’s review to date of the relevant documents, the Company does not agree with the holder’s position.

The holder of the preferred stock filed a complaint (the “Complaint”) in November 2006. The Complaint alleged, amongst other things, that the Company has failed to properly apply the cumulative cash dividend and liquidation preferences related to certain exchangeable preferred stock issued by the Company approximately 14 years ago. The Complaint further alleged that previous disclosure by the Company with regard to the same exchangeable preferred stock is not in accord with the manner of computation the plaintiffs believe is proper and required. The Company vigorously defended this Complaint.

In this suit, two holders of the Company’s Exchangeable Refundable Preferred Stock (the “Preferred Stock”) alleged that the Company, beginning in February 2006, had made false and misleading statements concerning the calculation of accrued but unpaid dividends and the liquidation preference for the Preferred Stock. The Complaint sought damages for violations of Section 10(b) of the Securities Exchange Act of 1934, common-law fraudulent misrepresentation, breach of contract and Connecticut’s Unfair Trade Practices Act. The Complaint sought unspecified compensatory damages and the equitable relief of an accounting.

The Company filed a motion to dismiss the Complaint in its entirety on December 19, 2006. On February 7, 2007, the plaintiffs filed a motion for leave to amend the Complaint. The Court granted the motion to amend the Complaint. The plaintiffs filed an amended Complaint and the Company renewed its motion to dismiss the Complaint in its entirety. Prior to a decision by the court as to the Company’s motion to dismiss the amended Complaint, both parties consented and stipulated that the court could enter an Order for Dismissal, and on May 15, 2007, the court ordered that the action be dismissed with prejudice as to the plaintiffs’ rights to assert any of the claims set forth in the action in the State of Connecticut, and without prejudice as to the plaintiffs’ rights to assert any of the claims set forth in the action in any other jurisdiction outside the State of Connecticut.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Stockholders and investors may obtain a free copy of the information statement (when available) and other related documents filed by the Company with the SEC at its website at www.sec.gov.

At the Annual Meeting of Stockholders held on June 22, 2007, common stockholders elected one director and voted on a proposal to ratify the selection of Piercy Bowler Taylor & Kern (“PBTK”) as the Company’s public accountants. Preferred stockholders elected one special director.

The Directors whose terms in office continued after the meeting are as follows:

Term Expires
Paul W. Lowden	2008
William J. Raggio	2008
John W. Delaney	2009
Suzanne Lowden	2010

There were 6,280,931 shares of Common Stock entitled to vote at the meeting. A total of 6,233,231 votes (99.2%) were represented at the meeting. The result of the vote taken on the election of Directors elected by the common stockholders to hold office until the 2010 Annual Meeting of Stockholders and until her successor is elected and has qualified is as follows:

	For	Withheld
Suzanne Lowden	5,634,866	597,543

The result of the vote taken for ratification of the selection of PBTK as the Company’s independent registered public accounting firm and approval of the Company’s financial statements as of September 30, 2006 are as follows:

For	Against	Abstain	Broker Non-Vote
6,208,794	23,161	454	0

The special directors elected by the preferred stockholders whose terms in office continued after the meeting are as follows:

Term Expires
Howard E. Foster	2009
Richard H. Taggart	2010

There were 4,413,777 shares of Preferred Stock entitled to vote at the meeting. A total of 4,066,146 votes (92.1%) were represented at the meeting. The result of the vote taken for the election of the special director by the preferred stockholders was as follows:

	For	Withheld
Richard H. Taggart	2,975,118	1,091,028

Item 5. Other Information

None

Item 6. Exhibits

a.	Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION, Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden Chairman of the Board, President and Chief Executive Officer

Date: August 20, 2007