Form 10-K
period 2007-09-30
ARCHON CORP
filed 2008-01-24
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

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
(Title of Class)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer  ☐    an accelerated filer  ☐    or a non-accelerated filer  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $52,822,284. The market value was computed by reference to the closing price of the common stock as of March 31, 2007.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES   ☐    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,280,931	as of	January 14, 2008

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

Revenues. The primary source of revenues to the Company’s hotel-casino operations is gaming, which represented approximately 52.3%, 55.2% and 55.2% in 2007, 2006 and 2005, respectively, of total revenues. The Pioneer contributed 100% in fiscal 2007, 2006 and 2005 to total gaming revenues. As of September 30, 2007 the Pioneer had approximately 735 slot machines, eight blackjack tables (“21”), one craps table, one roulette wheel and five other gaming tables. In addition, the Pioneer offers keno.

Market. The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California, retirees who reside in the Northeast and Midwest United States and Canada and travel to the

Southwest United States during the winter months, and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rates at the Pioneer were approximately 56%, 64% and 57% in fiscal years 2007, 2006 and 2005, respectively.

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

Management and Personnel

As of December 31, 2007, the Company employed 12 executive and administrative personnel and the Pioneer employed approximately 544 persons.

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

See also Item 2., “Properties.”

Land Held for Development

The Company owns, through its wholly owned subsidiary Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operated. The lease was terminated September 30, 2004. The Company presently leases the property to two different lessees for an aggregate amount of $364,000 per month. Both leases may be terminated with sixty days written notice in the event the property is sold to a third party.

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

Pursuant to a First Amendment of the Agreement, LVTI elected to pay to the Company $750,000 to extend the date on which the second deposit of $40.0 million was due from September 22, 2006 to December 31, 2006. Pursuant to a Second Amendment, LVTI elected to pay to the Company $1.2 million to further extend the date on which the second deposit of $40.0 million was due from December 31, 2006 to March 31, 2007. Pursuant to a Third and a Fourth Amendment to the Agreement, LVTI elected to pay to the Company two additional payments in April 2007 totaling $500,000 to further extend the date on which the second deposit was due from March 31, 2007 to May 31, 2007. LVTI paid the $40.0 million second deposit on May 25, 2007. Additionally, the initial purchase price was increased from $450 million to $475 million. Pursuant to a Fifth Amendment, three months, to be exercised in the discretion of LVTI, were added to the Option term, extending the end of the Option term from March 31, 2008 to June 30, 2008. LVTI will pay a fee of $2.9 million (“Carry Option Payments”) for each of the three month extensions utilized, with a proration for any partial month utilized. All Carry Option Payments and all monthly option extension payments are nonrefundable and will not be applied against the purchase price under the Agreement.

The nonrefundable payment of $5.0 million and a nonrefundable extension fee of $750,000 were recorded as deferred revenue, at September 30, 2006. The Company received an additional nonrefundable extension fee of $1.2 million in December 2006 which was also recorded as deferred revenue at March 31, 2007. The Company received additional nonrefundable extension fees of $500,000 in April 2007 and the nonrefundable second deposit payment of $40.0 million on May 25, 2007, which payments were also recorded as deferred revenue at June 30, 2007. On September 27, 2007, the Company received an additional option extension fee of $2,329,167, which was recorded as deferred revenue at September 30, 2007.

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

Individual Licensing. Certain stockholders, directors, officers and key employees of corporate gaming licensees must be licensed by the Nevada Gaming Authorities. An application for licensing of an individual may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to its authority to deny an application for an individual license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position. If the Nevada Gaming Authorities were to find any such person unsuitable for licensing or unsuitable to continue to have a relationship with a corporate licensee, such licensee would have to suspend, dismiss and sever all relationships with such person. Such corporate licensee would have similar obligations with regard to any person who refuses to file appropriate applications, who is denied licensing following the filing of an application or whose license is revoked. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

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

Our Laughlin Property is Vulnerable to Existing and New Competitors and Their Capital Investments. Recent acquisition by competitors of casino/hotel properties in Laughlin could produce unfavorable operating results if the investments by competitors are successful in capturing market share from the Company’s Laughlin property. These new competitors may have greater capital resources and liquidity than the Company.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, and the parties will await a ruling from the Court following the Plaintiff’s filing of its reply brief.

Also subsequent to the end of the Company’s fiscal year, two other former holders of the Exchangeable Redeemable Preferred Stock filed Complaints in the United States District Court, District of Nevada, entitled Rainero v. Archon Corporation, District of Nevada Case No. 2:07-cv-01553 and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007, both alleging essentially the same claim as the first Complaint. If the plaintiffs are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company which, if applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, would increase the redemption price in excess of $15.2 million.

A Significant Decline in Real Estate Values may have an Adverse Impact on the Company’s Financial Condition. The Company owns real estate on the Strip and on the East Coast of the United States. Although the Company is presently not dependent on cash flows from these properties, a significant decline in real estate values in these markets could have an impact on the Company’s ability to readily generate cash flow from the real estate to meet its debt or other obligations.

Our Outstanding Debt Obligations Subject us to Additional Risks. The Company has a mortgage note obligation which matured in late December 2006 with an extension until January 2008 in the approximate amount of $10.1 million. The Bank has informed the Company of its commitment to extend the maturity date of the note obligation to January 2009. The documentation process for the extension may go beyond the January 15, 2008, maturity, however, all original terms and conditions will remain in effect until the new loan documents are executed. Although the Company believes the bank’s commitment to extend the maturity date of the loan will be made formal in the near-term, it can not give any assurances that the extension will occur. However, the bank has informed the Company it intends to extend the maturity date to January 2009.

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

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of January 14, 2008, the holders of 4,238,159 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing the their rights; and (v) seeks such other and further relief as the Court may deem appropriate. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, and the parties will await a ruling from the Court following the Plaintiff’s filing of its reply brief.

Also subsequent to the end of the Company’s fiscal year, two former holders of the Exchangeable Redeemable Preferred Stock filed Complaints in the United States District Court, District of Nevada, entitled Rainero v. Archon Corporation, District of Nevada Case No. 2:07-cv-01553, and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007, both alleging essentially the same claim as the first Complaint. If the plaintiffs are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company which, if applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, would increase the redemption price in excess of $15.2 million.

Douglas Medley v. Pioneer Hotel & Casino/Archon Corporation:

The Company was a defendant in a lawsuit entitled Douglas Medley v. Pioneer Hotel & Casino/Archon Corporation dated March 2006. The complaint alleged that unpaid wages for overtime and the plaintiff was seeking approximately $160,000 in damages. The Company defended this lawsuit vigorously and no reserve was recorded under the provisions of Statement of Accounting Standards (“SFAS”) No. 5 for this matter, as management did not believe that it was probable that a liability had incurred. The lawsuit was recently settled for nuisance value and the Company obtained a full release from the Plaintiff in the action.

In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

The Company’s common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHN”.

The closing price of the Common Stock on January 14, 2008 was $46.50 per share. The tables below set forth the high and low closing prices by quarter for the fiscal years ended September 30, 2007 and 2006 of the common stock, as reported by the OTCBB.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
High	$38.00	$39.50	$54.75	$52.00
Low	31.25	31.75	38.50	39.55

Fiscal 2006:
High	$39.28	$38.50	$44.95	$44.00
Low	37.00	30.75	32.25	31.00

The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 550 common stockholders of record as of January 14, 2008.

Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the Standard & Poor’s 500, the Dow Jones US Gambling index for the five-year period ended September 30, 2007. The graph assumes that the value of the investment in the Company and in each index was $100 on September 30, 2002, and assumes that all dividends were reinvested.

	9/30/02	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07
Archon Corporation	$100.00	$113.73	$274.51	$1,480.78	$1,290.20	$1,852.94
S&P 500	100.00	124.40	141.65	159.01	176.17	205.13
Dow Jones US Gambling	100.00	126.84	176.37	190.32	240.23	366.49

Item 6.	SELECTED FINANCIAL DATA

The table below sets forth a summary of selected financial data of the Company for the years ended September 30, 2007, 2006, 2005, 2004 and 2003:

	2007	2006	2005	2004	2003
	(dollars in thousands, except per share amounts)
Net operating revenues (1)	$45,179	$45,154	$43,688	$45,693	$46,161
Net income (loss), net of taxes	607	(3,356)	(4,912)	(1,882)	(7,847)
Net income (loss) applicable to common shares	(779)	(4,867)	(6,423)	(3,444)	(9,374)
Net income (loss) per common share	(0.12)	(0.78)	(1.03)	(0.55)	(1.51)
Total assets	219,982	198,050	199,638	206,932	237,390
Long-term debt, less current portion	74,381	77,042	79,499	82,057	148,698
Exchangeable redeemable preferred stock(2)	0	9,445	9,445	9,674	9,926

(1)	Net operating revenues for fiscal years 2003 through 2007 represent primarily operations at the Pioneer and revenues from investment properties.
(2)

The Company had not declared dividends on its preferred stock since fiscal 1996. Dividends of approximately $1.4 million, $1.5 million, $1.5 million, $1.6 million and $1.5 million for fiscal 2007, 2006, 2005, 2004 and 2003, respectively, had not been declared and were in arrears until August 31, 2007, at which date all shares were called for redemption. The Company redeemed its outstanding exchangeable redeemable preferred stock at $5.241 per share. Previously, the Company had repurchased and retired 985,932 shares of exchangeable redeemable preferred stock. The legal proceeding set forth in Item 3 relates to the exchangeable redeemable preferred stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Overview of Business Operations and Trends

The Company, historically, has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates the Pioneer in Laughlin, Nevada. The Company also owns Strip property that may be sold pursuant to an Agreement entered into in fiscal 2006 whereby the Optionee has the right to purchase the property from the Company for $475 million.

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

RESULTS OF OPERATIONS – FISCAL 2007 COMPARED TO FISCAL 2006

General

During fiscal 2007, the Company’s net operating revenues were relatively equal to the prior year, and operating expenses decreased approximately $3.5 million, resulting in an increase of approximately $3.5 million in operating income. The improvement in operating results was primarily due to a decrease in corporate stock based compensation expenses of approximately $3.1 million, and a $1.4 million gain on the sale of assets, offset by an increase of $1.0 million in operating expenses.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2007 were relatively unchanged from the year ended September 30, 2006. Revenues from the investment properties were the same in each of the fiscal years. While overall net revenues remained unchanged, net revenues decreased approximately $1.0 million during fiscal 2007 at the Pioneer compared to the 2006 fiscal year, following the declining trend of gaming revenues in Laughlin. SLVC net revenues increased during fiscal 2007, by $0.2 million as compared to the 2006 fiscal year. Sahara Resorts (“SR”) net revenues increased during fiscal 2007, by $0.4 million, as compared to the 2006 fiscal year. The SLVC and SR increases are associated with interest income resulting from improved cash flows.

In fiscal 2007, 66% of the Company’s net revenues were derived from the Pioneer and 27% from investment properties. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2007, approximately 66% of the Pioneer’s net revenues were derived from casino operations. Approximately 91% of gaming revenues at the Pioneer were derived from slot and video poker machines, while 7% of such revenues were from table games and 2% was from other gaming activities such as keno.

Operating Expenses. Total operating expenses decreased approximately $3.5 million, or 9%, to $36.8 million for the year ended September 30, 2007, from $40.3 million for the year ended September 30, 2006. Total operating expenses as a percentage of net revenues decreased to 82% for the year ended September 30, 2007 from 89% for the year ended September 30, 2006. The decrease in operating expenses was principally the result of a decrease of approximately $3.1 million in stock-based compensation expense and a $1.4 million gain on the sale of the Cambridge building, partially offset by an increase of $1.0 million in Corporate and Pioneer operating expenses.

Operating Income. Consolidated operating income for the year ended September 30, 2007 was $8.3 million, an approximate $3.5 million increase from $4.8 million for the year ended September 30, 2006. While total revenues remained relatively flat, operating expenses were reduced approximately $2.0 million, combined with a $1.5 million gain on disposal of assets.

Interest Expense. Consolidated interest expense for the year ended September 30, 2007 was $8.5 million, a $0.4 million decrease compared to $8.9 million for the year ended September 30, 2009, primarily due to a decrease in interest expense associated with non-recourse debt of the investment properties.

Interest and Other Income. Interest and other income for the year ended September 30, 2007 was $1.0 million, an increase of $0.8 million from $0.2 million for the year ended September 30, 2006. The increase in interest and other income is a result of increased cash flows related to the Agreement granted to LVTI to purchase an approximately 27 acre parcel of real property located on the Strip.

Income Tax. The Company recorded a federal income tax provision of $0.3 million (an approximate 34% rate) for the year ended September 30, 2007, a change of $0.7 million from a $0.4 million tax benefit (an approximate 11% rate) for the year ended September 30, 2006. Certain expenses, principally related to stock-based compensation expense, recorded in fiscal year 2006 were not deductible for income tax purposes.

Preferred Share Dividends. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. For the year ended September 30, 2007, dividends of approximately $1.4 million were accrued on the preferred stock for the purposes of calculating net income applicable to common shares. The dividend rate increased to its maximum rate of 16.0% effective October 1, 2003.

Pioneer

General. Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel and food/beverage revenues and expenses included in the Company’s consolidated statements of operations and are discussed separately below.

Net Operating Revenues. Net revenues at the Pioneer decreased $1.0 million, or approximately 3%, to $30.0 million for the year ended September 30, 2007 from $31.0 million for the year ended September 30, 2006.

Gross casino revenues decreased approximately $1.3 million, or 5.2%, to $23.6 million for the year ended September 30, 2007 from $24.9 million for the year ended September 30, 2006. Slot and video poker revenues decreased approximately $1.1 million, or 5%, to $21.5 million for the year ended September 30, 2007 from $22.6 million for the year ended September 30, 2006. Other gross gaming revenues, including table games, decreased approximately $0.2 million, or 9%, to $2.1 million for the year ended September 30, 2007 year compared to $2.3 million for the 2006 year. Management believes this decrease was a result of declining market trends in the local area. Casino promotional allowances decreased $0.2 million, or 3%, to $6.0 million in year ended September 30, 2007 compared to $6.2 million for year ended September 30, 2006 primarily due to the aforementioned decline in the local gaming market.

Hotel revenues decreased $0.1 million, or 4%, to $2.9 million for the year ended September 30, 2007 from $3.0 million in fiscal 2006 due to a decrease in the average daily room rate. Food and beverage revenues were relatively stable at $7.4 million for both years. Other revenues increased $0.3 million, or 15%, to $2.2 million for the year ended September 30, 2007 from $1.9 million for the year ended September 30, 2006 due to increased retail sales.

Operating Expenses. Operating expenses increased $0.5 million, or 2%, to $32.5 million for the year ended September 30, 2007 from $31.0 million for the year ended September 30, 2006. Operating expenses as a percentage of net revenues increased to 105% in fiscal 2007 from 100% in fiscal 2006.

Casino expenses decreased $0.3 million, or 2%, to $13.6 million for the year ended September 30, 2007 from $13.9 million for the year ended September 30, 2006, primarily related to a decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 58% for the year ended September 30, 2007 from 56% for the year ended September 30, 2006.

Hotel expenses increased $0.1 million, or 10%, to $1.2 million for the year ended September 30, 2007 compared to $1.1 for the year ended September 30, 2006, primarily due to the increase in payroll expenses related to the minimum wage increases. Food and beverage expenses increased $0.4 million, or 9%, to $4.3 million in fiscal 2007 from $3.9 million in fiscal 2006, primarily due to the increase in payroll related to the minimum wage increase. Food and beverage expenses as a percentage of revenues increased to 58% for the 2007 year from 53% for the 2006 year. Other expenses increased $0.3 million, or 17%, to $1.9 million for the year ended September 30, 2007 compared to $1.6 million for the year ended September 30, 2006 due to cost of sales related to the increase in retail revenues. Other expenses as a percentage of other revenues increased to 85% for the 2007 year from 84% for the 2006 year.

Selling, general and administrative expenses increased $0.1 million, or 2%, to $4.4 million for the year ended September 30, 2007 compared to $4.4 million for the year ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues increased to 15% for the 2007 year from 14% for the 2006 year. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses increased $0.1 million, or 3%, to $4.0 million in fiscal year 2007 compared to $3.9 million for the year ended September 30, 2006. Utilities and property expenses as a percentage of revenues remained unchanged at 13%. Depreciation and amortization expenses decreased $0.2 million, or 8%, to $2.0 million in the year ended September 30, 2007 from $2.2 million in the year ended September 30, 2006. The Pioneer recorded a loss of $20,000 on the disposal of slot machines in the prior year compared to no activity in the current year.

Interest Expense. Interest expense decreased $0.1 million, or 10%, to $1.3 million for the year ended September 30, 2007 from $1.4 million for the year ended September 30, 2006, primarily due to the reduction of debt.

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

Throughout the latter half of calendar 2004 through June 30, 2006, the Company financed certain legal costs totaling approximately $0.8 million associated with certain arbitration between Duke’s LLC and a general contractor. Christopher Lowden, son of Paul W. Lowden, is a limited partner in Duke’s LLC which was the managing member of Duke’s Casino, a casino managed and operated by a subsidiary of the Company. The Company had previously written-off its investment in and receivables from Duke’s LLC, related to the operation of Duke’s Casino, of approximately $1.5 million in the fiscal year ended September 30, 2003. In January 2005, the American Arbitration Association awarded Duke’s LLC approximately $4.9 million against the general contractor for a casino renovation at Duke’s Casino. The Company has an agreement with Duke’s LLC whereby the Company is to be reimbursed for legal and certain other costs related to the arbitration as well as recovery of amounts previously written-off, which in total may exceed $3 million. However, due to various contingencies surrounding the enforcement, collection or settlements with Duke’s LLC and the general contractor, management can give no assurance of the timing or the amount it will ultimately receive. During the three months ended September 30, 2006, the Company received approximately $1.0 million from Duke’s LLC. According to the terms of the various agreements, the Company may continue to receive approximately $60,000 per month for approximately 40 months as well as a payment in approximately 2 years of approximately $280,000 and a final payment of approximately $1.0 million in approximately 4 years. The Company can not give assurance that these payments will occur and plans to record any future recoveries as received.

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

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE OPERATIONS

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2007 for the fiscal years ending September 30, 2008, 2009, 2010, 2011, 2012, 2013 and thereafter:

	Payments Due By Period
	2008	2009	2010	2011	2012	2013 and Thereafter	Total
	(Amounts in Thousands)
Non-recourse debt:
Gaithersburg	$2,491	$2,828	$3,186	$3,573	$3,987	$29,555	$45,620
Sovereign	0	0	0	0	0	31,199	31,199
Long-term debt:
Equipment	1,143	52	0	0	0	0	1,195
Mortgage obligation	9,798	0	0	0	0	0	9,798
Operating leases:
Ground lease	371	373	373	373	373	24,702	26,565
Corporate offices	59	30	0	0	0	0	89

	$13,862	$3,283	$3,559	$3,946	$4,360	$85,456	$114,466

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt—$7.0 million (2008), $6.8 million (2009), $6.6 million (2010), $6.3 million (2011), $6.0 million (2012) and $33.8 million (2013 and thereafter); and (ii) Long-term debt—$10 million (2008), $0.0 million (2009), $0.0 million (2010), $0.0 million (2011) $0.4 million (2007), $0.0 million (2012) and $0.0 million (2013 and thereafter).

Our ability to service our contractual obligations and commitments will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which are beyond our control. In addition, we will be dependent on the continued ability of the tenants in the investment properties in Gaithersburg, Maryland and Dorchester, Massachusetts to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s non-recourse debt obligations related to the properties. Based upon the financial condition of the tenants, management does not foresee any problems in the timely satisfaction of future obligations by third parties.

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

Liquidity and Capital Resources

Mortgage Note Obligation – The Company has a mortgage note obligation which matured in late December 2006 with an extension until January 2008 in the approximate amount of $10.1 million. The Bank has informed the Company of its commitment to extend the maturity date of the note obligation to January 2009. The documentation process for the extension may go beyond the January 15, 2008, maturity, however, all original terms and conditions will remain in effect until the new loan documents are executed. Existing terms include monthly principal and interest payments of $98,000 with interest at a rate of prime plus 1% and a balloon payment of approximately $9.7 million in January 2008 with no prepayment penalties. The extended note will continue to be secured by the land owned on the Strip by the Company and by a personal guaranty of the Company’s Chairman of the Board and CEO, Paul W. Lowden. Although the Company believes the bank’s commitment to extend the maturity date of the loan will be made formal in the near-term, it can not give any assurances that the extension will occur. However, the bank has informed the Company it intends to extend the maturity date to January 2009.

As of September 30, 2007, the Company held cash and cash equivalents of $27.5 million compared to $6.2 million at September 30, 2006. In addition, the Company had $7.3 million in investment in marketable securities at September 30, 2007 compared to $6.0 million at September 30, 2006. Management believes that through cash flow generated from its casino operations and its short and long-term investments, the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve-month period ending September 30, 2008. The investment properties were structured such that future tenants’ payments cover future required mortgage payments.

Cash Flows from Operating Activities. The Company’s cash provided by operations was approximately $3.0 million for the year ended September 30, 2007 remaining nearly equal to approximately $3.1 million for the year ended September 30, 2006.

Cash Flows from Investing Activities. Cash provided by investing activities was $42.2 million during the year ended September 30, 2007, compared to cash provided by investing activities of $6.9 million during the year ended September 30, 2006. This increase is primarily related to the nonrefundable option payment of approximately $44.0 million received during the year ended September 30, 2007, compared to the nonrefundable option payment of approximately $5.8 million received in the year ended September 30, 2006.

Cash Flows from Financing Activities. Cash used in financing activities was approximately $23.4 million during the year ended September 30, 2007 compared to $5.9 million during the year ended September 30, 2006. During fiscal 2007, the Company paid $20.1 million for redeemable preferred stock and paid $2.9 million on debt and non-recourse debt. During fiscal 2006, the Company paid $6.6 million on debt and non-recourse debt and borrowed $0.7 million from a margin account.

The Company’s primary source of operating cash is from the Pioneer’s operations, from interest income on available cash and cash equivalents, from leasing real estate owned in Las Vegas, Nevada and from investments in marketable securities. From time-to-time, transactions involving the sale of certain land or other assets also contribute to the Company’s cash balances as evidenced by the recent sale of the Agreement for the purchase of the Company’s Las Vegas strip property whereby the Company received $5.8 million through September 30, 2006. During fiscal 2007, the Company received an additional $44.0 million including extension fees and an additional option payment. The Company has used, and plans to use, these proceeds to reduce certain short-term debt obligations, purchase marketable securities and for general corporate purposes.

Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to those properties.

In October 1995, the Company acquired an approximately 27-acre parcel on the Strip which was recorded at approximately $21.5 million. The Company leases the property to two different lessees for an aggregate amount of $364,000 per month. Both leases may be terminated with sixty days written notice in the event the property is sold to a third party.

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

Duke’s Casino

Prior to fiscal 2007, the Company had loaned approximately $1.4 million to Duke’s – Sparks (“Duke’s”), a Nevada limited-liability company. The Company, through its wholly-owned subsidiary, Archon Sparks Management Company, operated Duke’s casino. Christopher Lowden, son of Paul W. Lowden, was a limited partner in the company that was a managing member of Duke’s. The Company also acquired a $100,000 Class B member interest in Duke’s. In December 2003, Duke’s closed its casino operations.

Throughout the latter half of calendar 2004 through June 30, 2006, the Company financed certain legal costs totaling approximately $0.8 million associated with certain arbitration between Duke’s LLC and a general contractor. The Company had previously written-off its investment in and receivables from Duke’s LLC, related to the operation of Duke’s Casino, of approximately $1.5 million in the fiscal year ended September 30, 2003. In January 2005, the American Arbitration Association awarded Duke’s LLC approximately $4.9 million against the general contractor for a casino renovation at Duke’s Casino. The Company has an agreement with Duke’s LLC whereby the Company is to be reimbursed for legal and certain other costs related to the arbitration as well as recovery of amounts previously written-off, which in total may exceed $3 million. However, due to various contingencies surrounding the enforcement, collection or settlements with Duke’s LLC and the general contractor, management can give no assurance of the timing or the amount it will ultimately receive. During the year ended September 30, 2007, the Company received approximately $0.7 million from Duke’s LLC. The Company has negotiated with Dukes-Sparks, LLC and obtained an assignment of all future payments under the judgment and settlement with the general contractor for the casino project. The general contractor has been notified of the assignment and will be making all future payments due under the settlement with Dukes-Sparks, LLC to the Company directly according with the terms of the settlement agreement.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes.

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of January 14, 2008, the holders of 4,234,872 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (a) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the

Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (b) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (c) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (d) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing the their rights; and (e) seeks such other and further relief as the Court may deem appropriate. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, and the parties will await a ruling from the Court following the Plaintiff’s filing of its reply brief.

Also subsequent to the end of the Company’s fiscal year, two other former holders of the Exchangeable Redeemable Preferred Stock filed Complaints in the United States District Court, District of Nevada, entitled Rainero v. Archon Corporation, District of Nevada Case No. 2:07-cv-01553, and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007, both alleging essentially the same claim as the first Complaint. If the plaintiffs are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company which, if applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, would increase the redemption price in excess of $15.2 million.

Recently Issued Accounting Standards

SFAS NO. 160: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. It clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for the Company’s fiscal year beginning October 1, 2009, but will not likely have any effect on the Company’s consolidated financial statements.

SFAS NO. 159: In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies an option to report selected financial assets and liabilities at fair value. Adoption of SFAS 159 is optional for the Company but only if SFAS 157 is adopted concurrently. The Company is currently evaluating the possible impact that adopting SFAS No. 159 will have on its consolidated financial statements.

SFAS NO. 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which establishes a framework for measuring fair value and enhanced disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009, except with respect to non-financial assets and liabilities for which the effective will be one year later. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

SFAS NO. 141R: In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. While we have not yet evaluated this statement for the impact, if any, that SFAS 141R might have on its consolidated financial statements, in the event we make any business combination or other covered acquisitions after September 30, 2009.

FIN 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The provisions are effective for us beginning in the first quarter of fiscal 2008. Based on our analysis of our tax provisions, deferred tax assets and the related valuation allowance, we expect that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not result in any adjustment to the opening deficit or other material impact to our consolidated financial statements or related disclosures upon the initial adoption of FIN 48.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Excluding its non-recourse debt, the Company has total interest-bearing debt of approximately $11.0 million, of which approximately $9.8 million bears interest at a variable rate (9.25% at September 30, 2007). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $100,000 change in the amount of interest the Company would incur based on the amount of variable debt outstanding at September 30, 2007. Any future borrowings with variable interest rate terms will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 8.	FINANCIAL STATEMENTS

INDEX

TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2007, 2006 and 2005

Financial Statement Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Archon Corporation:

We have audited the accompanying consolidated balance sheets of Archon Corporation and Subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of September 30, 2006 and for the years ended September 30, 2006 and 2005, were audited by other auditors whose report dated December 21, 2006, expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Las Vegas, Nevada

January 14, 2008

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Archon Corporation:

We have audited the accompanying consolidated balance sheet of Archon Corporation and Subsidiaries (the “Company”) as of September 30, 2006 (Restated), and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2006 (Restated as to the Statement of Cash Flows) and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2006 (Restated), and the consolidated results of their operations and their cash flows for the years ended September 30, 2006 (Restated as to the Statement of Cash Flows) and 2005, in conformity with accounting principles generally accepted in the United States.

As described in Note 2, “Restatement of 2006 Financial Statements,” the Company has restated previously issued financial statements as of and for the year ended December 31, 2006.

Las Vegas, Nevada

December 21, 2006

/s/ Ernst & Young LLP

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

as of September 30,

	2007	2006
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$27,484,222	$6,187,533
Investment in marketable securities	10,997,088	6,011,225
Accounts receivable, net	1,054,493	1,096,333
Inventories	405,378	414,033
Prepaid expenses and other	1,148,669	1,045,654

Total current assets	41,089,850	14,754,778

Property held for sale	21,504,400	21,504,400

Property and equipment:
Rental property held for investment, net	124,954,638	127,364,625
Land used in operations	7,925,589	8,125,589
Buildings and improvements	34,413,872	35,082,588
Machinery and equipment	8,646,190	9,234,649
Accumulated depreciation	(26,160,177)	(25,664,662)

Property and equipment, net	149,780,112	154,142,789

Other assets	7,607,362	7,648,201

Total assets	$219,981,724	$198,050,168

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets – (continued)

as of September 30,

	2007	2006
		(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,008,754	$2,770,938
Interest payable	1,361,092	1,310,796
Accrued and other liabilities	3,711,881	3,524,408
Exchangeable redeemable preferred stock – unredeemed	428,768	0
Current portion of debt	10,940,905	11,427,277
Current portion of non-recourse debt	2,490,198	2,195,326

Total current liabilities	22,941,598	21,228,745
Debt – less current portion	52,408	223,306
Non-recourse debt – less current portion	74,328,402	76,818,600
Deferred income taxes	28,753,889	27,245,317
Deferred rent and other accrued liabilities	42,082,116	45,051,567
Proceeds from land sale option	49,751,667	5,750,000
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Common stock, $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,280,931 and 6,672,281 shares	62,809	66,723
Preferred stock, exchangeable, redeemable 16.0% cumulative, stated at $2.14 liquidation value, authorized-10,000,000 shares; issued and outstanding – 4,413,777 shares on September 30, 2006 with cumulative dividends in arrears of $12,302,741	0	9,445,483
Additional paid-in capital	61,482,194	61,482,194
Accumulated deficit	(63,507,905)	(51,098,102)
Accumulated other comprehensive income	4,122,320	1,924,109

	2,159,418	21,820,407
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	2,071,644	21,732,633

Total liabilities and stockholders’ equity	$219,981,724	$198,050,168

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30,

	2007		2006		2005
Revenues:
Casino		$23,620,598		$24,919,899		$24,119,395
Hotel		2,849,349		2,955,969		2,782,506
Food and beverage		7,392,665		7,433,296		6,914,157
Investment properties		12,402,248		12,402,247		12,402,247
Other		4,943,226		3,685,589		3,088,930

Gross revenues		51,208,086		51,397,000		49,307,235
Less casino promotional allowances		(6,029,493)		(6,243,334)		(5,619,377)

Net operating revenues		45,178,593		45,153,666		43,687,858

Operating expenses:
Casino		13,634,799		13,874,582		13,051,698
Hotel		1,185,252		1,074,335		1,040,601
Food and beverage		4,280,358		3,923,775		4,138,451
Other		1,898,900		1,634,239		1,204,775
Selling, general and administrative:
Corporate		4,368,540		5,776,989		7,634,409
Other		3,608,705		3,807,060		3,550,890
Utilities and property expenses		4,761,520		4,702,539		4,702,176
Depreciation and amortization		4,552,391		5,502,009		5,834,726
Loss on sale/disposal of assets		152		14,523		244,648

Total operating expenses		38,290,617		40,310,051		41,402,374

Operating income		6,887,976		4,843,615		2,285,484
Interest expense		(8,456,538)		(8,854,722)		(11,059,577)
Interest and other income		1,042,539		244,926		1,268,134

Loss before income tax benefit and discontinued operations		(526,023)		(3,766,181)		(7,505,959)
Federal income tax benefit		184,001		410,472		2,594,181

Loss before discontinued operations		(342,022)		(3,355,709)		(4,911,778)

Discontinued operations – gain on sale, net of tax provision of $510,596		948,250		0		0

Net income (loss)		606,228		(3,355,709)		(4,911,778)
Dividends earned on preferred shares		(1,385,337)		(1,511,277)		(1,511,277)

Net loss applicable to common shares		$(779,109)		$(4,866,986)		$(6,423,055)

Average common shares outstanding		6,386,473		6,235,931		6,229,015

Average common and common equivalent shares outstanding		6,386,473		6,235,931		6,229,015

Basic income (loss) per common share:
From continuing operations		$(0.27)		$(0.78)		$(1.03)
From discontinued operations		0.15		0		0

Net basic loss per share		$(0.12)		$(0.78)		$(1.03)

Diluted income per common and common equivalent shares outstanding	$	n/a	$	n/a	$	n/a

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended September 30,

	2007	2006	2005
Net income (loss)	$606,228	(3,355,709)	$(4,911,778)
Unrealized gain on marketable securities, net of income taxes of $1,184, $302, and $199 in 2007, 2006, and 2005, respectively	2,198,211	561,031	371,005

Comprehensive income (loss)	$2,804,439	$(2,794,678)	$(4,540,773)

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2007, 2006 and 2005

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, September 30, 2004	$62,214	$9,673,553	$54,582,364	$(42,830,615)	$992,023	$(87,774)	$22,391,765
Net loss				(4,911,778)			(4,911,778)
Preferred stock redeemed and retired		(228,070)	(188,340)				(416,410)
Exercise of stock options	145		19,275				19,420
Stock-based compensation expense			3,929,634				3,929,634
Unrealized gain on marketable securities					371,055		371,055

Balances, September 30, 2005	62,359	9,445,483	58,342,933	(47,742,393)	1,363,078	(87,774)	21,383,686
Net loss				(3,355,709)			(3,355,709)
Exercise of stock options	4,364						4,364
Stock-based compensation expense			3,139,261				3,139,261
Unrealized gain on marketable securities					561,031		561,031

Balances, September 30, 2006	66,723	9,445,483	61,482,194	(51,098,102)	1,924,109	(87,774)	21,732,633
Net income				606,228			606,228
Preferred stock redeemed and retired		(9,445,483)		(13,016,335)			(22,461,818)
Exercise of stock options	450						450
Cancellation of stock options exercised	(4,364)						(4,364)
Unrealized gain on marketable securities					2,198,211		2,198,211

Balances, September 30, 2007	$62,809	$0	$61,482,194	$(63,508,209)	$4,122,320	$(87,774)	$2,071,340

See the accompanying Notes to Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30,

	2007	2006	2005
	(Restated)
Cash flows from operating activities:
Net income (loss)	$606,228	$(3,355,709)	$(4,911,778)
Gain on sale of discontinued component, net of tax	(948,250)	0	0
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,552,391	5,502,009	5,834,726
Interest expense from amortization of debt issuance costs	294,106	379,032	615,976
Stock-based compensation expense	0	3,139,261	3,929,634
Bad debts	0	(17,701)	36,916
Loss on sale of assets, continuing operations	152	14,523	244,648
Change in assets and liabilities:
Accounts receivable	41,840	(26,634)	2,197,754
Inventories	8,655	(58,574)	(61,297)
Prepaid expenses and other	(103,015)	(284,347)	44,272
Deferred income taxes	(185,372)	(410,472)	(2,594,181)
Other assets	(253,419)	176,547	(255,069)
Accounts payable	1,237,816	674,332	(41,471)
Interest payable	50,296	55,700	(684,654)
Accrued expenses and other liabilities	187,473	326,740	(862,212)
Other liabilities	(2,969,451)	(2,969,450)	26,957,686

Net cash provided by operating activities	2,519,450	3,145,257	30,450,950

Cash flows from investing activities:
Proceeds from sale of discontinued component	1,800,000	63,203	0
Proceeds from sale of assets	9,683	0	0
Payments received for sale or extension of land purchase option	44,001,667	5,750,000	0
Capital expenditures	(540,551)	(186,744)	(458,926)
Marketable securities purchased	(1,752,760)	(199,131)	(946,133)
Marketable securities sold	148,760	1,855,000	111,459
Investment in partnerships	0	(410,333)	(825,000)

Net cash provided by (used in) investing activities	43,666,799	6,871,995	(2,118,600)

Cash flows from financing activities:
Proceeds from long-term debt	0	683,069	2,408,865
Paid on long-term debt and obligation under capital lease	(2,852,596)	(6,633,860)	(31,669,935)
Preferred stock acquired	(22,033,050)	0	(416,410)
Stock options exercised	450	4,364	19,420
Cancellation of stock options exercised	(4,364)	0	0

Net cash used in financing activities	(24,889,560)	(5,946,427)	(29,658,060)

Increase (decrease) in cash and cash equivalents	21,296,689	4,070,825	(1,325,710)
Cash and cash equivalents, beginning of year	6,187,533	2,116,708	3,442,418

Cash and cash equivalents, end of year	$27,484,222	$6,187,533	$2,116,708

See the accompanying Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2007, 2006 and 2005

1.	BASIS OF PRESENTATION AND GENERAL INFORMATION

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company, owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and also owns investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. In June 2006, the Company entered into an option agreement whereby it sold an option to another party for the purchase of the real estate it owns on the Strip for a total sale price of $475 million, subject to the terms of the agreement.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts. Actual results may differ from estimates.

Cash Equivalents

Investments which mature within 90 days from the date of purchase are treated as cash equivalents. These investments are stated at cost which approximates their market value.

Investment in Marketable Securities

Debt securities available-for-sale are stated at market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at September 30, 2007 and 2006 include investments in corporate bonds.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized and unrealized gains and losses are determined by the specific identification method. At September 30, 2007 and 2006, equity securities available-for-sale included investments in common and preferred stocks.

Included in “Other income” with the consolidated statements of operations are approximately $174,000, $(8,000) and $112,000 of realized gains/(losses) for the years ended September 30, 2007, 2006 and 2005, respectively. The Company recorded approximately $2,198,000, $561,000 and $371,000 of other comprehensive gain associated with unrealized gains or losses on these securities during the years ended September 30, 2007, 2006 and 2005, respectively.

The following is a summary of available-for-sale marketable securities as of September 30, 2007 and 2006:

	2007
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Debt securities	$549,975	$1,250	$172,886	$1,123,339
Equity securities	3,287,403	3,665,453	43,184	6,164,672

Total	$3,837,378	$3,666,703	$216,070	$7,288,011

	2006
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Debt securities	$745,000	$0	$137,182	$607,818
Equity securities	2,306,056	3,158,424	61,073	5,403,407

Total	$3,051,056	$3,158,424	$198,255	$6,011,225

Inventories

Food, beverage, gift shop and other inventories are stated at the lower of first-in, first-out cost or market.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Costs of maintenance and repairs of property and equipment are expensed as incurred. Depreciated and amortization are provided over the estimated useful lives of the assets, which for leasehold improvements is limited to the remaining term of the leases. See Note 9

The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Depreciation and amortization are computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation and amortization periods for buildings and improvements is seven to 40 years and for machinery and equipment three to 15 years.

Debt Issuance Costs

Loan issuance costs incurred in connection with financing the acquisition of investment property are included in other assets in the accompanying consolidated balance sheets and are being amortized over the remaining loan period on the straight-line method which approximates the effective interest method.

Deferred Revenue from Sale and Extension of Land Purchase Option

The deferred revenue from sale and extension of land purchase option at September 30, 2007 and 2006 include nonrefundable payments received from a third party in connection with the sale and extension of an option to purchase a parcel of land on the Las Vegas Strip owned by the Company. See Note 4. Revenue from the option transactions are deferred and are to be recognized upon closing of title relative to the related land sale or expiration of the option.

Slot Club Liability

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for cash, free gifts, food and beverages and additional points redeemable for free play. Included in accrued expenses is approximately $1.4 million at September 30, 2007 and 2006, for estimated redemption value of points accumulated by patrons.

Revenue Recognition

Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force (EITF) Issue 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9) . Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $518,280, $547,407 and $441,862 for the years ended September 30, 2007, 2006 and 2005, respectively, have been recognized as a direct reduction of casino revenue.

Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer. Gross revenues include the retail value of room, food, beverage and other services provided gratuitously to customers, which are deducted to arrive at net revenue. The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense. The table below summarizes the departments’ costs of such services (dollars in thousands):

	2007	2006	2005
Food and beverage	$4,330	$4,531	$4,061
Hotel	499	436	409
Other	203	201	195

Total	$5,032	$5,168	$4,665

Rental revenue from investment properties is recognized as earned on a straight-line basis over the term of the lease. When rental payments received exceed rents earned and recognized, the difference is recorded as other liabilities, and conversely, when rents earned and recognized exceed rental payments received, the difference is recorded as other assets. See Note 6

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). In accordance with SFAS 109, deferred income taxes reflect the net effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and (ii) operating loss and tax credit carryforwards.

Accounting for Stock-Based Compensation

On October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment. Prior to October 1, 2005, it accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified-prospective-transition method. Accordingly, results for the prior periods have not been restated. There was no net impact on the Company’s net loss for the year ended September 30, 2006, a result of adopting the fair value recognition provisions of SFAS 123R.

For options granted after October 1, 2005, and valued in accordance with SFAS 123R, the Company uses the straight-line method for expense attribution, and it will also estimate forfeitures and only recognize expense for those shares expected to vest.

The following table illustrates the effect on net loss and loss per share for the year ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except for per share amounts):

Net loss applicable to common shares	$(6,423)
Add: Compensation cost recorded on the consolidated statements of operations, net of related tax effects	2,554
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,383)

Pro forma net loss applicable to common shares	$(6,252)

Loss per common share:
As reported	$(1.03)

Pro forma	$(1.03)

The assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for options granted in 2007 and 2006 and in the pro forma calculations in the foregoing table for 2005 (dollars in thousands, except per share data) are as follows:

	2007	2006	2005
Weighted average assumptions:
Expected stock price volatility	N/A	42.0%	80.0%
Risk-free interest rate	N/A	8.82%	5.0%
Expected option lives (in years)	N/A	3	2
Expected dividend yield	N/A	N/A	N/A
Estimated fair value of options, net of tax effect	N/A	$1,722	$1,399
Estimated fair value of options per share, net of tax effect	N/A	$0.17	$0.22

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

Legal Defense Costs.

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Other Income

Other income consists primarily of investment income including realized gains (losses) from the sale of marketable securities and equity in net income (loss) of unconsolidated entities carried on the equity method of accounting. See Note 6.

Income (Loss) Per Share

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

Dilutive stock options of approximately 704,860, 830,000 and 830,000, respectively were not included in the computation of diluted net loss per share for the years ended September 30, 2007, 2006 and 2005 since the Company incurred a net loss during those periods and the effect would be antidilutive.

The Company called for the redemption of all outstanding shares of its Exchangeable Redeemable Preferred Stock on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included earned and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to earn dividends. As of the date of the preparation of these financial statements, the holders of 4,238,159 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

Restatement of 2006 Financial Statements

The balance sheet and statement of cash flows as of and for the year ended September 30, 2006, have been restated to correct errors in the classification of $5.8 million related to a sale and extension of a land purchase option from current to noncurrent liabilities, since it did not meet the definition of current liabilities contained in FASB Current Text, Section B05, “Balance Sheet Classification: Current Assets and Current Liabilities,” and from the determination of cash flows from operating activities to investing activities. As a result of the change in the reclassification the statement of cash flows, cash flows from operating activities went from $8,895,257 to $3,145,257 and cash flows from investing activities went from $1,121,995 to $6,871,995.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2007 and 2006 consisted of the following:

	2007	2006
Casino and hotel	$147,879	$177,849
Rental properties	950,018	950,018

Subtotal	1,097,897	1,127,867
Less: allowance for doubtful accounts	(43,404)	(31,534)

Total	$1,054,493	$1,096,333

Changes in the allowance for doubtful accounts for the years ended September 30, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
Balance, beginning of year	$31,534	$76,893	$195,875
Provision	14,060	(17,701)	36,916
Accounts written-off	(2,190)	(27,658)	(155,898)

Balance, end of year	$43,404	$31,534	$76,893

4.	PROPERTY HELD FOR SALE

The Company owns, through its wholly owned subsidiary Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of real property on the Las Vegas Strip (the “Property”). In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operated. The lease was terminated September 30, 2004. The Company presently leases the property to two different lessees for an aggregate amount of $364,000 per month. Both leases may be terminated with sixty days written notice in the event the property is sold to a third party.

On June 24, 2006, SLVC, a Nevada corporation and subsidiary of Archon Corporation entered into an Option Agreement (the “Agreement”) between SLVC and LVTI LLC, a Delaware limited liability company (“LVTI”). Pursuant to the Agreement, SLVC granted to LVTI an option (the “Option”) to purchase the Property or, alternatively, SLVC’s membership interest in a limited liability company (“LVT LLC”) that may be formed and into which the Property would be contributed.

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

Pursuant to a First Amendment of the Agreement, LVTI elected to pay to the Company $750,000 to extend the date on which the second deposit of $40.0 million was due from September 22, 2006 to December 31, 2006. Pursuant to a Second Amendment, LVTI elected to pay to the Company $1.2 million to further extend the date on which the second deposit of $40.0 million was due from December 31, 2006 to March 31, 2007. Pursuant to a Third and a Fourth Amendment to the Agreement, LVTI elected to pay to the Company two additional payments in April 2007 totaling $500,000 to further extend the date on which the second deposit was due from March 31, 2007 to May 31, 2007. LVTI paid the $40.0 million second deposit on May 25, 2007. Additionally, the initial purchase price was increased from $450 million to $475 million. Pursuant to a Fifth Amendment, three months, to be exercised in the discretion of LVTI, were added to the Option term, extending the end of the Option term from March 31, 2008 to June 30, 2008. LVTI will pay a fee of $2.9 million (“Carry Option Payments”) for each of the three month extensions utilized, with a proration for any partial month utilized. All Carry Option Payments and all monthly option extension payments are nonrefundable and will not be applied against the purchase price under the Agreement.

The nonrefundable payment of $5.0 million and a nonrefundable extension fee of $750,000 were recorded as deferred revenue, at September 30, 2006. The Company received an additional nonrefundable extension fee of $1.2 million in December 2006 which was recorded as deferred revenue at March 31, 2007. The Company received additional nonrefundable extension fees of $500,000 in April 2007 and the nonrefundable second deposit payment of $40.0 million on May 25, 2007, which payments were recorded as deferred revenue at June 30, 2007. The Company received a Carry Option Payment of $2.3 million in the quarter ended September 30, 2007, which was also recorded as deferred revenue.

The obligations of SLVC and LVTI to consummate the transactions contemplated by the Agreement are subject to the satisfaction or waiver of customary closing conditions.

The Company has guaranteed the obligations of SLVC under the Agreement.

5.	RENTAL PROPERTY HELD FOR INVESTMENT

The property in Dorchester, Massachusetts includes several buildings used for commercial office space. The property is under a net lease through 2020 with a single tenant. Under the lease, the tenant is responsible for substantially all obligations related to the property. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in non-recourse debt associated with the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The loan issue costs incurred to acquire the property recorded in other assets in the accompanying Consolidated Balance Sheets are being amortized over the remaining loan period. Deferred rental revenue at September 30, 2007 and 2006 in the amounts of $42.0 million and $45.0 million, respectively, is presented on the accompanying Consolidated Balance Sheets. See Note 7

The property in Gaithersburg, Maryland, is a building used for commercial office space. The property is under a net lease through 2014 with a single tenant. Under the lease, the tenant is responsible for substantially all obligations related to the property. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in non-recourse first mortgage indebtedness. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the property (approximately $2.7 million) are recorded in other assets in the accompanying Consolidated Balance Sheets and are being amortized over the remaining loan period. Deferred rent at September 30, 2006 in the amount of $2.9 million is included in Other assets on the accompanying Consolidated Balance Sheet. See Note 7

6.	OTHER ASSETS

Included in Other assets at September 30, 2007 and 2006, are unamortized loan issue costs and excess rental income earned over amounts paid aggregating approximately $6.8 million and $4.6 million, respectively.

Also, other assets at September 30, 2007 and 2006 include $0.1 million of a residential mortgage loan, representing a loan originally to an unaffiliated third party under a master loan agreement. The loan was purchased by the Company for the principal amount, plus accrued interest. On August 31, 2007, the original lender signed an assignment of deed of trust to transfer ownership of the mortgage contract to Archon. The mortgage agreement bears interest at the prime rate plus 2%. The original lender is indirectly wholly-owned by the Company’s President, Chief Executive Officer and majority stockholder, and a director of the Company, is also the president of the original lender.

Other assets also included an unconsolidated investee of the Company, a 50% owned LLC that has the following financial profile as of September 30, 2007 and 2006, (dollars in thousands):

	September 30,
	2007	2006
Current assets	$187	$173
Total assets	950	973
Current liabilities	121	115
Total liabilities	149	282
Total equity	801	691

Summarized operating information about this unconsolidated investee for the fiscal years ended September 30, 2007 and 2006 (dollars in thousands) follows:

	2007	2006
Revenues	$1,743	$1,978
Pretax income	213	398

This entity is indebted to a bank in the amount of $0.1 million and $0.2 million as of September 30, 2007 and 2006 respectively. The debt is secured by a deed of trust and is guaranteed by the Company.

7.	DEBT

Loans Payable

As of September 30, 2007, the Company’s loans payable were comprised primarily of the following obligations: a loan payable to a bank with a balance of approximately $9.8 million, secured by land held for development on the Strip, monthly payments of approximately $98,000, including interest of prime plus 1% (9.25% at September 30, 2007) with a balloon payment of approximately $9.7 million in January 2008 and various loans with a total balance of $1.2 million collateralized by slot and other equipment with interest rates up to 10.0%, current monthly principal payments of approximately $60,000 with maturities thru September 2009.

The Company’s loan with a balance of approximately $9.8 million includes a financial covenant which requires the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization without including financial results related to the Company’s investment properties in Massachusetts and Maryland. At September 30, 2007, the Company was not in compliance with this covenant.

Non-Recourse Debt Obligations.

The Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness, $43.9 million with an interest rate of 10.2% and $31.2 million with an interest rate of 12.18% and $2.1 million of indebtedness under of the Internal Revenue Code of 1986, as amended, (the “Code”) Section 467 (“Section 467”), in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2020 requiring that the lease payments be applied to the outstanding indebtedness. The first mortgage indebtedness is non-recourse and matures in June 2020 to coincide with the end of the lease term.

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

The scheduled maturities of long-term debt as of September 30, 2007 are as follows:

2007
2008	$13,431,101
2009	2,880,712
2010	3,185,888
2011	3,573,478
2012	3,986,926
Thereafter	60,753,806

Total	$87,811,911

8.	LEASES

All non-cancelable leases have been classified as operating leases. Under most leasing arrangements, the Company pays the taxes, insurance and the operating expenses related to the leased property.

At September 30, 2007 the Company had an operating lease for real property that expires in 2078 and operating leases for corporate offices. The Company had no significant property and equipment under capital leases at September 30, 2007.

Future minimum lease payments as of September 30, 2007 are as follows:

2007
2008	$432,257
2009	402,557
2010	372,857
2011	372,857
2012	372,857
Thereafter	24,639,652

Total	$26,593,037

Rent expense was $439,021, 313,435 and $629,470 on all operating leases for the years ended September 30, 2007, 2006 and 2005, respectively.

9.	REDEMPTION OF THE COMPANY’S PREFERRED STOCK AND REDEMPTION PRICE DISPUTES.

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of January 14, 2008, the holders of 4,234,872 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing the their rights; and (v) seeks such other and further relief as the Court may deem appropriate. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, and the parties will await a ruling from the Court following the Plaintiff’s filing of its reply brief.

Also subsequent to the end of the Company’s fiscal year, two other former holders of the Exchangeable Redeemable Preferred Stock filed Complaints in the United States District Court, District of Nevada, entitled Rainero v. Archon Corporation, District of Nevada Case No. 2:07-cv-01553 and Leeward Capital, L.P. v Archon Corporation, District of Nevada Case No. 2:08-cv-00007, both alleging essentially the same claim as the first Complaint. If the plaintiffs are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company which, if applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, would increase the redemption price in excess of $15.2 million.

10.	STOCK OPTION PLAN

The Company’s Stock Option Plan provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants had generally vested over a three-year period from the employee’s hire date. The Stock Option Plan ceased granting options as of September 30, 2003 as the plan had expired. However, in July 2005, the Stock Option Plan was reinstated for an additional 10-year period. During fiscal 2005, there were 300,000 fully vested stock options granted under the Stock Option Plan. No options were granted during the fiscal years 2007 and 2006. As of September 30, 2007, 2006 and 2005, there were approximately 704,860, 830,000 and 830,000 options, respectively, outstanding and exercisable under the Stock Option Plan. During fiscal years 2007, 2006 and 2005, 45,000, 436,350 and 2,000 options, respectively, were exercised.

The outstanding options have expiration dates through 2015 and have an average remaining life of approximately 3.4 years. The average exercise price of the outstanding options at September 30, 2007 is approximately $9.30.

In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of such election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of September 30, 2007, 2006 and 2005, there were 12,500, 25,000 and 25,000 options, respectively, outstanding and exercisable under this plan. During fiscal years 2007 and 2005, 12,500 options were exercised, respectively. During fiscal year 2006 no options were granted or exercised. The outstanding options have an expiration date through 2007 and have an average remaining life of less than a year. The average exercise price of the outstanding options at September 30, 2007 is approximately $1.00.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2007, no options had been granted under any of the Subsidiary Plans.

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

The following table summarizes stock option activity during fiscal 2007 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2006:	830	$8.05	4.5 years	$24,656
Granted	0	N/A	N/A	N/A
Exercised	45	$1.50	0 years	N/A
Canceled	80	$1.50	0 years	N/A

Options outstanding at September 30, 2007:	705	$9.30	3.4 years	$10,829
Options exercisable at September 30, 2007:	705	$9.30	3.4 years	$10,829

As of September 30, 2007, there was no unrecognized compensation cost related to unvested stock options. There were no unvested shares at September 30, 2007.

11.	FEDERAL INCOME TAXES

The provision (benefit) for income taxes attributable to pre-tax income (loss) consisted of:

	2007	2006	2005
	(dollars in thousands)
Current	$0	$0	$0
Deferred	327	(410)	(2,594)

Total provision (benefit)	$327	$(410)	$(2,594)

The provision (benefit) for income taxes attributable to pre-tax income (loss) differs from the amount computed at the federal income tax statutory rate as a result of the following:

	2007	2006	2005
	(dollars in thousands)
Amount at statutory rate	$317	$(1,318)	$(2,594)
Stock options	0	603	0
Tax credits	0	199	0
Other	10	106	0

Total	$327	$(410)	$(2,594)

The components of the net deferred tax liability consisted of the following:

	2007	2006
	(dollars in thousands)
Deferred tax liabilities:
Prepaid expenses	$224	$304
Other property and equipment, net	28,027	29,275
Land	2,236	2,236
Unrealized gains	2,072	1,036

Deferred tax liabilities	32,559	32,851

Deferred tax assets:
Net operating loss carryforward	3,021	4,027
Allowance for uncollectible accounts and contracts receivable	71	51
Other	214	536
Stock option	0	496
Deferred payroll	173	169
Tax credits and charitable contribution carryover	326	326

Deferred tax assets	3,805	5,605

Net deferred tax (liability)	$(28,754)	$(27,246)

At September 30, 2007 the Company had a net operating loss carryforward for regular income tax purposes of approximately $60.0 million, which will fully expire by the year 2025 and begins expiring in 2010. AMT credits of approximately $268,000 are carried forward indefinitely. Charitable contributions of approximately $166,000 will fully expire in 2009 and begin expiring in 2007. Included in this amount is approximately $53.0 million for which the Company has not taken benefit in its financial statements until an uncertainty related to the tax deduction is resolved.

The Company continues to record tax benefits for its taxable losses as it believes that it is more likely than not that tax provisions from future taxable income from operations or from the sale of assets will be sufficient to offset the tax benefits currently recorded.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of its unredeemed preferred stock to be approximately $0.4 million at September 30, 2007 based upon the redemption price of $5.241 per share. The Company estimates that its debt and all other financial instruments have a fair value that approximates their recorded value, except for its non-recourse debt associated with an investment property owned in Massachusetts. The debt, which bears interest at 12.18% and matures in 2020, has an estimated fair value of approximately $6 million greater than its carrying cost at September 30, 2007 of approximately $31.2 million. The interest rate used to discount the notes and estimate the fair value was 7%, the same interest rate that is associated with similar non-recourse debt of the Company.

13.	BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) qualified under Section 401(k) of the Code. The Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Plan are discretionary. The Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The Company’s matching contributions paid in 2007, 2006 and 2005 were $59,000, $55,000 and $49,000, respectively.

14.	RELATED PARTIES

The Company has entered into a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board (“Chairman”) and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2009 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the patentholder that it will pay for the costs of commercial development of the technology. For the three years ended September 30, 2007, 2006 and 2005, the Company had expended approximately $0.4 million for commercial development of the technology, of which $30,000 was expensed in fiscal 2006 and $50,000 in fiscal 2005. No additional costs had been expended during the fiscal year ended September 30, 2007. No royalties were paid to the patentholder during the periods presented.

Prior to fiscal 2004, the Company operated Duke’s casino (“Duke’s”) in Sparks, Nevada, and invested $100,000 in Duke’s and loaned Duke’s approximately $1.4 million. One of Duke’s partners is the son of the Company’s Chairman and CEO. In December 2003, Duke’s closed its casino operations, and the Company wrote-off its investment in and receivable from Duke’s net of a previously recorded 100% allowance of approximately $1.5 million. The Company made the determination at the time that the collateral value securing the receivable was deemed insignificant subsequent to the closure of the casino.

During an approximate 2-year period ended June 30, 2006, the Company expended approximately $0.8 million in legal fees in behalf of Duke’s in its litigation against a contractor, although the Company was not a party to the litigation. Duke’s had agreed to reimburse the Company for legal fees and other amounts owed the Company depending on potential amounts recovered, if any, from the litigation. Through September 30, 2007, the Company received approximately $1.7 million, of which $0.8 million has been credited against legal expense and the balance has been included in operating income in the fiscal 2006 consolidated statement of operations. The Company has negotiated with Dukes and obtained an assignment of all future payments under the judgment and settlement with the general contractor for the project. The general contractor has been notified of the assignment and will be making all future payments due under the settlement with Dukes to the Company directly according to the terms of the settlement agreement.

the Casino Project. The General Contractor has been notified of the assignment and will be making all future payments due under the settlement with Dukes-Sparks, LLC to the Company directly according to the terms of the settlement agreement.

See Note 6 for information regarding transactions between the Company and J & J Mortgage.

15.	CONTINGENCIES AND COMMITMENTS

Some holders of the Company’s Exchangeable Redeemable Preferred Stock have filed various complaints against the Company asserting that the accrued and unpaid dividend portion of the redemption price had been incorrectly calculated and the total redemption price should have been as much as $15.2 million greater than the $23.1 million set aside by the Company and are seeking a declaratory judgment and an award of damages. If the plaintiffs are correct, the redemption price as of August 31, 2007, would have been $8.69 per share and not $5.241 per share as calculated by the Company. The Company will continue to vigorously defend these lawsuits and has both procedural and substantive defenses.

In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. Although unable to estimate the minimum costs, if any, ultimately to be incurred in such matters, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

16.	DISCONTINUED OPERATIONS

In October 2006, the Company sold real estate with a net book value of $0.3 million for $1.8 million. A disposal gain of $0.9 million, net of taxes of $0.5 million, on the sale was recorded as discontinued operations. Operations of the discontinued component for all periods presented contain no revenues and only immaterial expenses that are equal to net operating cash outflows. Accordingly, they are included in continuing operations for all periods in the accompanying consolidated statements of operations and cash flows.

17.	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information for the years ended September 30, 2007, 2006 and 2005 consisted of:

	2007	2006	2005
	(dollars in thousands)
Operating activities:
Cash paid during the year for interest	$8,093	$8,386	$11,128

Investing and financing non-cash activities:
Acquisition of machinery and equipment financed with proceeds of long-term debt	$0	$286	$0

18.	SEGMENT INFORMATION

The Company’s operations are in the hotel/casino industry and investment properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. As discussed above, the Company owns investment (rental) properties in Massachusetts and Maryland, which were acquired in March 2001. “Other and Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Segment information for the years ended September 30, 2007, 2006 and 2005 consisted of:

	2007	2006	2005
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$30,037	$30,985	$29,697
Operating loss	(1,518)	(46)	(839)
Depreciation and amortization	2,034	2,200	2,477
Interest expense	1,292	1,439	1,291
Interest and other income	12	12	11
Net loss before income taxes	(2,799)	(1,473)	(2,119)
Capital expenditures (2)	263	462	179
Identifiable assets (1)	28,937	30,100	31,380

Investment Properties:
Net operating revenues	$12,402	$12,402	$12,402
Operating income	9,992	9,230	9,230
Depreciation and amortization	2,410	3,172	3,172
Interest expense	7,348	7,494	9,897
Interest and other income	4	2	1
Net income (loss) before income taxes	2,648	1,738	(666)
Capital expenditures (2)	0	0	0
Identifiable assets (1)	130,386	132,911	136,065

Other and Eliminations:
Net operating revenues	$2,740	$1,767	$1,589
Operating loss	(1,586)	(4,340)	(6,106)
Depreciation and amortization	108	130	186
Interest expense	(183)	(78)	(129)
Interest and other income	1,027	231	1,256
Net income (loss) before income taxes	(375)	(4,031)	(4,721)
Capital expenditures (2)	278	10	280
Identifiable assets (1)	60,659	35,039	32,193

Total:
Net operating revenues	$45,179	$45,154	$43,688
Operating income	6,888	4,844	2,285
Depreciation and amortization	4,552	5,502	5,835
Interest expense	8,457	8,855	11,059
Interest and other income	1,043	245	1,268
Net income (loss) before income taxes	(526)	(3,766)	(7,506)
Capital expenditures (2)	541	472	459
Identifiable assets (1)	219,982	198,050	199,638

(1)	Identifiable assets represent total assets less elimination for intercompany items.
(2)	Includes acquisition of capital assets through non-cash activities.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2007	2006
	(dollars in thousands, except per share amounts)
Revenues:
First Quarter	$11,082	$10,439
Second Quarter	11,864	12,449
Third Quarter	11,132	11,126
Fourth Quarter	11,101	11,140

Total	$45,179	$45,154

Operating income:
First Quarter	$2,881	$1,285
Second Quarter	2,169	2,875
Third Quarter	1,368	434
Fourth Quarter	470	250

Total	$6,888	$4,844

Net income (loss):
First Quarter	$554	$(530)
Second Quarter	72	482
Third Quarter	(272)	(1,152)
Fourth Quarter	253	(2,156)

Total	$607	$(3,356)

Net income (loss) applicable to common shares:
First Quarter	$176	$(908)
Second Quarter	(306)	104
Third Quarter	(650)	(1,529)
Fourth Quarter	1	(2,534)

Total	$(779)	$(4,867)

Net income (loss) per common share:
First Quarter	$0.02	$(0.15)
Second Quarter	(0.05)	0.02
Third Quarter	(0.10)	(0.25)
Fourth Quarter	(0.01)	(0.40)

Total	$(0.12)	$(0.78)

Operating income (loss) amounts have been adjusted to reflect a reclassification of amortization of loan issue costs from depreciation and amortization to interest expense for 2007 and 2006.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Included for consideration in the evaluation is the independent accountant’s identification, in its required communications letter relating to the audit for the year ended September 30, 2007, to the Company’s Audit Committee, of a material weakness in the Company’s accounting resources during 2007 required for recording financial transactions and preparing financial statements. Management has determined that the appropriate remedy will be the retention of a third party consultant to assist with these tasks going forward. Other than noted herein, our Chief Executive Officer and Principal Accounting Officer concluded that disclosure controls and procedures are effective.

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following is a list of the current executive officers and directors of the Company:

Name	Position with the Company
Paul W. Lowden	Chairman of the Board, President and Chief Executive Officer
Suzanne Lowden	Director, Executive Vice President, Treasurer and Assistant Secretary
John W. Delaney (2)	Director
Howard E. Foster (1)	Director
William J. Raggio (1)(2)	Director
Richard Taggart (1)	Director
Kevin Hanratty	Secretary
Grant L. Siler	Principal Accounting Officer

(1)	Member of the Audit Committee of the Company.
(2)	Member of the Compensation Committee of the Company.

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

Suzanne Lowden

Suzanne Lowden, 55, has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman, reporter, writer and producer of television news. In December 2005, Mrs. Lowden was nominated to and continues to serve on the board of the Muscular Dystrophy Association as its Treasurer. Mrs. Lowden serves as chairman of the Nevada Republican party. Mrs. Lowden is married to Paul W. Lowden. Mrs. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2010.

John W. Delaney

John W. Delaney, 59, has served as a director of the Company since January 1997. Mr. Delaney is currently president and chief executive officer of Central Banc Corporation., a mortgage banking firm, where he has been employed since 1978. Mr. Delaney’s term as a director of the Company expires at the annual meeting of stockholders in 2009.

Howard E. Foster

Howard E. Foster, 63, has served as a special director of the Company elected by holders of the Company’s Exchangeable, Redeemable Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as chief financial officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the boards of directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster’s term as a special director of the Company expires at the annual meeting of stockholders in 2009, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. On November 12, 2007, Mr. Foster was appointed as a director of the Company. Mr. Foster’s term expires at the annual meeting of stockholders in 2009.

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

Richard H. Taggart

Richard Taggart, 65, has served as a special director of the Company’s Exchangeable, Redeemable Preferred Stock since October 2006, when he was appointed by the Board of Directors to fill a resignation. Over a twenty-six year career, Mr. Taggart held various positions, such as, senior executive vice president, subsidiary president, board and executive committee member at Valley Bank and its parent, Valley Capital Corporation, where he retired from banking in 1992. He currently serves on the boards of Colonial Bank of Nevada, Boulder Dam Council of the Boy Scouts of America Executive Board and the Las Vegas Country Club Mr. Taggart’s term as a special director of the Company expires at the annual meeting of stockholders in 2010, or, if earlier, the date on which all dividend arrearages on the Exchangeable Redeemable Preferred Stock have been paid. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August

31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. On November 12, 2007, Mr. Taggart was appointed as a director of the Company. Mr. Taggart’s term expires at the annual meeting of stockholders in 2010.

Kevin Hanratty

Kevin M. Hanratty, Esq., 32, has served as the Company’s In-House Counsel since January 2004. Prior to joining the Company, Mr. Hanratty worked as an associate for the law firm of Kravitz Schnitzer Sloane Johnson & Eberhardy, a Nevada based defense firm primarily focused on litigation and defense of claims brought against Nevada based casino companies. Prior to this position, Mr. Hanratty worked at the Clark County District Attorney’s office for approximately four years and worked in the Clark County District Attorney’s Office Appellate Division.

Grant L. Siler

Grant L. Siler, 54, was appointed Principal Accounting Officer in July 2007. Prior to being appointed as Principal Accounting Officer, Mr. Siler served as Controller of the Pioneer Hotel & Gambling Hall from May 2001 to July 2007. Prior to joining the Company, Mr. Siler served as Controller of the Flamingo Hilton Laughlin from August 1993 to May 2001.

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

Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2007, 2006 and 2005 of Paul W. Lowden, the Chief Executive Officer. There were no other current executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2007 that earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2007.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus($)		Other Annual Compensation ($)(1)	All Other Compensation ($)
Paul W. Lowden	2007	$550,000	$200,000	(2)	$0	$43,358	(3)
President, Chairman	2006	550,000	200,000	(2)	0	37,203	(3)
of the Board and CEO	2005	550,000	200,000	(2)	0	64,846	(3)

(1)	The Company provides perquisites and other personal benefits, including automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company’s hotel-casino. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry, the Company believes the value of all such perquisites and other personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the person named above.
(2)	See “Compensation Arrangements with Mr. Lowden.”
(3)	“All Other Compensation” for Mr. Lowden in fiscal 2007 includes $7,404 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $7,843 for the benefit of Mr. Lowden, payment of $18,660 for household services for the benefit of Mr. Lowden, medical reimbursement of $6,076 for the benefit of Mr. Lowden and $3,375 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Mr. Lowden in fiscal 2006 includes $7,404 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $4,017 for the benefit of Mr. Lowden, payment of $19,800 for household services for the benefit of Mr. Lowden, medical reimbursement of $2,682 for the benefit of Mr. Lowden and $3,300 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. “All Other Compensation” for Mr. Lowden in fiscal 2005 includes $7,272 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $5,413 for the benefit of Mr. Lowden, payment of $17,525 for household services for the benefit of Mr. Lowden, medical reimbursement of $31,661 for the benefit of Mr. Lowden and $2,975 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden.

Compensation Arrangements with Mr. Lowden

The Compensation Committee approved Mr. Lowden’s compensation package for fiscal year 2007, which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden’s efforts, the Compensation Committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2007.

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

Compensation Plans

Stock Option Plan

The Company’s Stock Option Plan provided for the grant of options up to an aggregate of 1,239,070 shares of its common stock to key employees as determined by the Compensation Committee. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. The Company ceased granting options under the Stock Option Plan as of September 30, 2003 as the plan had expired in 2002. However, the shareholders, in July 2005, approved amending the plan whereby the plan was extended until 2012 As of September 30, 2007, there were approximately 692,000 options outstanding under the Stock Option Plan and approximately 434,000 options which are available for issuance under the Stock Option Plan.

1998 Subsidiary Stock Option Plans

The Company and certain of its subsidiaries, SFHI, Inc., Sahara Las Vegas Corp., and Pioneer Hotel Inc., have adopted Subsidiary Plans. The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s common stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company’s long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2007, no options had been granted under any Subsidiary Plans.

Savings Plan

The Company has adopted a savings plan qualified under Section 401(k) of the Code (the “Savings Plan”). The Savings Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2007 was approximately $59,036 of which approximately $3,375 and $2,692 were contributed by the Company to the account of Mr. Lowden and all other executive officers as a group, respectively, as matches for employee contributions made.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee, John W. Delaney and William J. Raggio, are non-employee directors. Mr. Delaney has never been an officer of the Company or of any of its subsidiaries. Mr. Delaney is the president of J & J Mortgage, a mortgage banking company of which Paul W. Lowden is a director and sole stockholder. During fiscal 2001 through fiscal 2003, the Company purchased from J & J Mortgage an aggregate of $700,000 of commercial and residential loans originally funded by J & J Mortgage to unaffiliated third parties. See Item 13, “Certain Relationships and Related Transactions.” William J. Raggio, who from 1982 to 1999 served as Vice-President, Secretary and General Counsel of the Company and its predecessors, is a shareholder and a member of the law firm of Jones Vargas. During fiscal years 2007 through 2005, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

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

Named Beneficial Owner	Shares of Common Stock		Percent
Paul W. Lowden (1)	4,900,144	(2)(3)	74.7%
Suzanne Lowden	4,792	(4)(5)	*
John W. Delaney	13,750		*
William J. Raggio	17,972		*
Howard Foster	5,300		*
Richard H. Taggart	1,700		*
All Directors and Officers as a group (7 persons)	4,943,658		75.4%

*	Less than 1.0%
(1)	The address for Paul W. Lowden is c/o Archon Corporation, 4336 Losee Road, Suite 5, North Las Vegas, Nevada 89030. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(2)	Includes 1,732,470 shares held by LICO, which is wholly owned by Mr. Lowden and 279,510 shares that may be acquired upon the exercise of outstanding stock options.
(3)	Includes 804,941 shares held by LICO, which is wholly owned by Mr. Lowden.
(4)	Includes 4,521 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mrs. Lowden reflected in the table.
(5)	Includes 1,262 shares held by Mrs. Lowden as custodian for a child and excludes shares beneficially owned by Mrs. Lowden reflected in the table.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company believes that all transactions mentioned below are on terms at least as favorable to the Company as would have been obtained from an unrelated third party.

Paul W. Lowden and Suzanne Lowden are married to one another.

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden has granted the Company an exclusive five-year license expiring in January 2007 in the United States with respect to the technology, which will be automatically renewed for additional two-year terms unless Archon terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2007 the Company had expended approximately $400,000 for commercial development of the technology.

In December 2003, Duke’s closed its casino operations. The Company operated Duke’s operations. The Company also loaned Duke’s approximately $1.4 million. The Company wrote-off its investment in Duke’s and recorded a reserve for its receivable from Duke’s of approximately $1.5 million during a prior fiscal year and it has no further asset exposure from Duke’s. The Company made the determination to reserve the entire amount invested in and owed from Duke’s, as the collateral value securing the receivable was deemed insignificant subsequent to the closure of the casino.

During an approximate 2-year period ended June 30, 2006, the Company had expended approximately $800,000 in legal fees associated with Duke’s litigation against a contractor. Duke’s had entered into an agreement to reimburse the Company for legal fees and other amounts owed the Company depending on potential amounts recovered from the litigation. Through September 30, 2007, the Company received approximately $1.7 million, of which $800,000 has been credited against legal expense and the balance has been included in operating income in the fiscal 2006 consolidated statement of operations. The Company has negotiated with Dukes-Sparks, LLC and obtained an assignment of all future payments under the judgment and settlement with the General Contractor for the Casino Project. The General Contractor has been notified of the assignment and will be making all future payments due under the settlement with Dukes-Sparks, LLC to the Company directly according to the terms of the settlement agreement.

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

William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal year 2007 through 2005, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

See “Executive Compensation – Compensation Arrangements with Mr. Lowden” for information regarding certain bonus arrangements for Mr. Lowden and obligations of LICO, a company wholly-owned by Mr. Lowden, owed to the Company.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following fees were billed by Piercy Bowler Taylor & Kern and Ernst & Young, LLP for services provided to the Company for the fiscal years ended September 30, 2007 and 2006:

	2007	2006
Audit Fees:	$184,251	$184,156
Audit Related Fees	15,799	26,094
Tax Fees	0	0

Audit fees are the aggregate fees billed for professional services rendered in connection with the engagement to audit the Company’s annual financial statements for the fiscal years ended September 30, 2007 and 2006 including the reviews of the financial statements included in the Company’s Form 10-Q’s for those fiscal years.

Audit related fees billed for fiscal 2007 and 2006 are for professional services rendered in connection with the audit of the Company’s 401(k) retirement plan for the years ended December 31, 2006 and December 2005, respectively.

In 2007 and 2006, no fees were paid to Piercy Bowler Taylor & Kern and Ernst & Young, LLP pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

The Audit Committee Guidelines for Pre-Approval of Independent Auditor Services is attached to this 10-K as Exhibit 14.1. During the fiscal year ended September 30, 2007, all services provided by the external auditor were pre-approved by the Company’s Audit Committee.

PART IV

Item 15.	EXHIBITS

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(b)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (12)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.5	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.6	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.7	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.8	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.9	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.10	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.11	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

Exhibit Number	Description of Exhibit
10.12	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.13	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.14	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.15	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.16	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.17	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.18	Non-Recourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.19	Non-Recourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.20	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.21	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.22	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.23	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.24	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (13)

10.25	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (13)

10.26	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (13)

10.27	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (14)

10.28	Security Agreement and Second Deed of Trust Dated October 8, 2002 (15)

10.29	Demand Note dated February 6, 2003 in favor of Archon Corporation. (16)

21	Subsidiaries of Archon Corporation (17)

23.1	Consent of Piercy Bowler Taylor & Kern*

23.2	Consent of Ernst & Young LLP *

31.1	Certification of Paul W. Lowden, Principal Executive Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description of Exhibit
31.2	Certification of Grant L. Siler, Principal Accounting Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed concurrently herewith.

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.
(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.
(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K/A (Amendment No. 1) dated January 23, 2004 and incorporated herein by reference.
(18)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Proxy Statement on Schedule 14A dated May 7, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

January 14, 2008	By:	/s/ Paul W. Lowden
(Date Signed)		Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul W. Lowden	Chairman of the Board and President (Principal Executive Officer)	January 14, 2008
Paul W. Lowden

/s/ John Delaney	Director	January 14, 2008
John Delaney

/s/ Suzanne Lowden	Director	January 14, 2008
Suzanne Lowden

/s/ William J. Raggio	Director	January 14, 2008
William J. Raggio

/s/ Howard E. Foster	Director	January 14, 2008
Howard E. Foster

/s/ Richard H. Taggart	Director	January 14, 2008
Richard H. Taggart

/s/ Kevin Hanratty	Secretary	January 14, 2008
Kevin Hanratty

/s/ Grant L. Siler	Principal Accounting Officer	January 14, 2008
Grant L. Siler