Form 10-Q
period 2007-12-31
ARCHON CORP
filed 2008-02-15
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

6,348,781 as of February 13, 2008

ARCHON CORPORATION

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,796,529	$27,484,222
Investment in marketable securities	7,575,504	10,997,088
Accounts receivable, net	165,473	1,054,493
Inventories	355,611	405,378
Prepaid expenses and other	1,252,761	1,148,669

Total current assets	45,145,878	41,089,850

Property held for sale	21,504,400	21,504,400

Property and equipment:
Rental property held for investment, net	124,304,523	124,954,638
Land used in operations	7,925,589	7,925,589
Buildings and improvements	34,413,872	34,413,872
Machinery and equipment	8,744,194	8,646,190
Accumulated depreciation	(26,567,092)	(26,160,177)

Property and equipment, net	148,821,086	149,780,112

Other assets	7,586,369	7,607,362

Total assets	$223,057,733	$219,981,724

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	December 31, 2007	September 30, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,078,624	$4,008,754
Interest payable	442,400	1,361,092
Accrued expenses	3,772,937	3,711,881
Exchangeable redeemable preferred stock - unredeemed	315,715	428,768
Current portion of debt	10,824,225	10,940,905
Current portion of non-recourse debt	2,569,814	2,490,198

Total current liabilities	22,003,715	22,941,598

Debt – less current portion	17,041	52,408
Non-recourse debt – less current portion	73,652,768	74,328,402
Deferred income taxes	28,066,799	28,753,889
Deferred rent income and accrued expensed	41,339,754	42,082,116
Deferred income from sale and extensions of land purchase option	56,739,168	49,751,667

Stockholders’ equity:
Common stock , $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,235,931, and 6,235,931 shares	62,809	62,809
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 liquidation value, authorized-10,000,000 shares; none issued and outstanding	0	0
Additional paid-in capital	61,482,194	61,482,194
Accumulated deficit	(61,857,707)	(63,507,905)
Accumulated other comprehensive income	1,638,966	4,122,320

Sub-total	1,326,262	2,159,418
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	1,238,488	2,071,644

Total liabilities and stockholders’ equity	$223,057,733	$219,981,724

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Revenues:
Casino	$5,387,065	$6,015,396
Hotel	538,336	634,629
Food and beverage	1,736,311	1,807,796
Investment properties	3,100,562	3,100,562
Other	2,092,849	1,086,144

Gross revenues	12,855,123	12,644,527
Less casino promotional allowances	(1,416,946)	(1,562,242)

Net operating revenues	11,438,177	11,082,285

Operating expenses:
Casino	3,267,384	3,559,824
Hotel	259,838	276,641
Food and beverage	1,081,680	946,640
Other	336,221	477,313
Selling, general and administrative:
Corporate	1,367,535	912,832
Other	914,768	965,896
Utilities and property expenses	1,282,812	1,175,455
Depreciation and amortization	1,070,387	1,368,766
Gain on disposal of assets	(6,187)	(22,817)

Total operating expenses	9,574,438	9,660,550

Operating income	1,863,739	1,421,735
Interest expense	(2,080,133)	(2,143,898)
Interest and other income	2,716,695	102,662

Income (loss) from continuing operations before income tax (benefit)	2,500,301	(619,501)
Federal income tax (benefit)	850,103	(225,219)

Income (loss) from continuing operations	1,650,198	(394,282)
Discontinued operations – disposal gain, net of tax provision of $510,596	0	948,250

Net income	1,650,198	553,968
Dividends earned on preferred shares	0	(377,819)

Net income applicable to common shares	$1,650,198	$176,149

Average common shares outstanding	6,386,473	6,672,281

Average common and common equivalent shares outstanding	7,091,333	7,051,912

Basic income (loss) per common share:
From continuing operations	$0.26	$(0.12)
From discontinued operations	0.00	0.14

Net basic income per common share	$0.26	$0.02

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Diluted income (loss) per common share:
From continuing operations	$0.23	$(0.12)
From discontinued operations	0.00	0.14

Net diluted income per common share	$0.23	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December
	2007	2006
Net income	$1,650,198	$553,968
Unrealized gain (loss) on marketable securities, net of income taxes	(2,483,354)	1,050,767

Comprehensive income (loss)	$(833,156)	$1,604,735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Archon Corporation and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended December 31, 2007

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, October 1, 2007	$62,809	$61,482,194	$(63,507,905)	$4,122,320	$(87,774)	$2,071,644
Net income			1,650,198			1,650,198
Unrealized loss on marketable securities				(2,483,354)		(2,483,354)

Balances, December 31, 2007	$62,809	$61,482,194	$(61,857,707)	$1,638,966	$(87,774)	$1,238,488

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archon Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2007	2006 (Restated)
Cash flows from operating activities:
Net income	$1,650,198	$553,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,070,387	1,368,766
Disposal gain, discontinued component, net of tax effect	0	(948,250)
Gain on sale of assets, continuing operations	(6,187)	(22,817)
Gain on sale of marketable securities	(2,289,660)	0
Change in assets and liabilities:
Accounts receivable	889,020	966,077
Inventories	49,767	(9,445)
Prepaid expenses and other	(104,092)	(43,081)
Deferred income taxes	650,102	285,377
Other assets	20,993	(132,914)
Accounts payable	69,870	474,704
Interest payable	(918,692)	(933,746)
Accrued expenses and other current liabilities	61,056	(202,087)
Other liabilities	(742,362)	(742,362)

Net cash provided by operating activities	400,400	614,190

Cash flows from investing activities:
Proceeds from disposal of discontinued component	0	1,800,000
Proceeds from sale of assets, continuing operations	19,545	32,500
Increase in deferred income from sale and extensions of land purchase option	6,987,501	1,172,500
Capital expenditures	(124,719)	(186,869)
Marketable securities purchased	(2,171,006)	(198,251)
Marketable securities sold	4,061,704	0

Net cash provided by investing activities	8,773,025	2,619,880

Cash flows from financing activities:
Payments on debt and obligation under capital lease	(748,065)	(715,078)
Preferred stock redeemed and retired	(113,053)	0

Net cash used in financing activities	(861,118)	(715,078)

Increase in cash and cash equivalents	8,312,307	2,518,992
Cash and cash equivalents, beginning of period	27,484,222	6,187,533

Cash and cash equivalents, end of period	$35,796,529	$8,706,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”) conducts its primary business operations through a wholly-owned subsidiary, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns investment real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and other investment properties in Dorchester, Massachusetts and Gaithersburg, Maryland. In June 2006, the Company entered into an option agreement whereby it sold an option to another party for the purchase of the real estate the Company owns on the Strip for a total sales price of $475 million, subject to the terms of the agreement.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the current three-month period are not necessarily indicative of results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, from which the balance sheet information as of that date is derived.

Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of Archon and its wholly-owned subsidiaries. Amounts representing the Company’s investment in less than majority-owned companies but in which an equity ownership interest of 20% or greater is held are accounted for by the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share. Dilutive stock options of approximately 700,000 and 400,000 were included in diluted calculations during the quarters ended December 31, 2007 and 2006.

2.	Other Assets

Other assets, includes an unconsolidated investee of the Company, which is a 50% owned LLC with the following financial profile as of December 31, 2007 and 2006 (amounts in thousands):

	December 31,
	2007	2006
Current assets	$198	$222
Total assets	950	1,012
Current liabilities	132	127
Total liabilities	138	219
Total equity	812	793

Summarized operating information for this unconsolidated investee for the three months ended December 31, 2007 and 2006 (amounts in thousands) follows:

	Three Months Ended December 31,
	2007	2006
Revenues	$394	$486
Net income	12	101

This entity is indebted to a bank in the amount of $0.1 million and $0.2 million as of December 31, 2007 and 2006, respectively. The debt is secured by a deed of trust and is guaranteed by the Company.

3.	Related Parties

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2009 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through September 30, 2006, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs were expended during the three-month periods ended December 31, 2007 or 2006. No royalties were paid to the patentholder during the periods presented.

4.	Federal Income Tax

The Company recorded federal income tax provisions and benefits based on annualized statutory rates.

Deferred tax liabilities relate principally to gains on sales of real estate, net of deferred tax assets principally relating to net operating loss carryforwards.

5.	Sale of Option for Strip Land

The Company owns, through its wholly- owned subsidiary Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operated. The lease was terminated September 30, 2004. The Company presently leases the property to two different lessees for an aggregate amount of $364,000 per month. Both leases may be terminated with sixty days written notice in the event the property is sold to a third party.

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

The initial purchase price to be paid by LVTI for purchase of the Property or the membership interest in LVT LLC was $450 million. LVTI paid an initial deposit of $5.0 million on June 27, 2006. The Agreement also provided for a second deposit of $40.0 million due on or before September 22, 2006, and additional monthly payments of approximately $2.3 million in each month (“Carry Option Payments”) commencing on the 13th calendar month following the date the second deposit is paid until the closing of the exercise of the Option. The 30-day due diligence period ended and LVTI did not terminate the Agreement. Upon exercise of the Option, the initial deposit and the second deposit will be credited against the total purchase price. The Agreement provides for certain adjustments to the purchase price if certain easements are entered into with respect to the Property prior to the closing. The Option may be exercised by LVTI at any time between the last day of the 12th calendar month and the last day of the 18th calendar month following the date on which the second deposit is paid; provided that the option term may be extended by up to 30 days if SLVC does not give written notice to LVTI of the option term expiration as required by the Agreement. The first and second deposits and any additional monthly payments paid to SLVC prior to termination of the Agreement will be retained by SLVC upon termination of the Agreement without exercise of the option, except under certain circumstances specified in the Agreement.

Pursuant to a First Amendment of the Agreement, LVTI elected to pay to the Company $750,000 to extend the date on which the second deposit of $40.0 million was due from September 22, 2006 to December 31, 2006. Pursuant to a Second Amendment, LVTI elected to pay to the Company $1.2 million to further extend the date on which the second deposit of $40.0 million was due from December 31, 2006 to March 31, 2007. Pursuant to a Third and a Fourth Amendment to the Agreement, LVTI elected to pay to the Company two additional payments in April 2007 totaling $500,000 to further extend the date on which the second deposit was due from March 31, 2007 to May 31, 2007. LVTI paid the $40.0 million second deposit on May 25, 2007. Additionally, the initial purchase price was increased from $450 million to $475 million. Pursuant to a Fifth Amendment, three months, to be exercised in the discretion of LVTI, were added to the Option term, extending the end of the Option term from March 31, 2008 to June 30, 2008. LVTI will pay Carry Option Payments of $2.9 million for each of the three month extensions utilized, with a proration for any partial month utilized. All Carry Option Payments and all monthly option extension payments are nonrefundable and will not be applied against the purchase price under the Agreement.

The nonrefundable payment of $5.0 million and a nonrefundable extension fee of $750,000 were recorded as deferred revenue, at September 30, 2006. The Company received an additional nonrefundable extension fee of $1.2 million in December 2006 which was also recorded as deferred revenue at March 31, 2007. The Company received additional nonrefundable extension fees of $500,000 in April 2007 and the nonrefundable second deposit payment of $40.0 million on May 25, 2007, which payments were also recorded as deferred revenue at June 30, 2007. On September 27, 2007, the Company received an additional option Carry Option Payment of $2.3 million, which was recorded as deferred revenue at September 30, 2007. In addition, the Company received Carry Option Payments of $2.3 million each in October, November and December 2007, which were recorded as deferred revenue at December 31, 2007.

6.	Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 13, 2008, the holders of 4,238,532 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s

Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing the their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Company has answered the amended complaint. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, and the parties will await a ruling from the Court following the Plaintiff’s filing of its reply brief. The plaintiffs have also filed a motion to strike certain affirmative defenses.

Also subsequent to the end of the Company’s fiscal year, two former holders of the Exchangeable Redeemable Preferred Stock filed Complaints in the United States District Court, District of Nevada, entitled Rainero v. Archon Corporation, District of Nevada Case No. 2:07-cv-01553, and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007, both alleging essentially the same claim as the first Complaint. The plaintiff in the Rainero action purports to bring the action as a class action claim on behalf of all those preferred stock shareholders similarly situated. If the plaintiffs are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company which, if applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, would increase the redemption price in excess of $15.2 million. The Company has answered the Rainero and Leeward complaints.

The Company is vigorously defending these lawsuits. No provision has been made in the financial statements due to management’s inability at this time to measure minimum loss, if any, to be incurred in this matter.

7.	Stock-Based Compensation

As of December 31, 2007, the Company has the following share-based compensation plans:

Key Employee Stock Option Plan

The Company’s Key Employee Stock Option Plan (the “Stock Option Plan”) provided for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the quarter ended December 31, 2007, there were no stock options granted under the Stock Option Plan. As of December 31, 2007, there were approximately 700,000 options outstanding and exercisable under the Stock Option Plan. During the quarter ended December 31, 2007, no options were exercised.

1995 Non-Employee Director Stock Option Plan

In December 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that provided for the grant of up to 100,000 shares of its common stock to the directors. Under the Non-Employee Director Plan, directors were automatically granted an option to purchase 12,500 shares of the common stock at an exercise price equal to the market value of such shares on the date of election to the board. Stock option grants vested immediately. The Non-Employee Director Plan ceased granting options on March 21, 2002. As of December 31, 2007, there were no options outstanding or exercisable under the Non-Employee Director Plan.

Subsidiary Stock Option Plans

SFHI, SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of December 31, 2007, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the first quarter of fiscal 2007 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2007:	705	$9.30	3.4 yrs.	$13,121
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	13	1.00	N/A	N/A

Options outstanding at December 31, 2007	692	$9.45	3.2 yrs.	$16,669
Exercisable at December 31, 2007	692	$9.45	3.2 yrs.	$16,669

As of December 31, 2007, there was no unrecognized compensation cost related to unvested stock options. There were no options exercised or vested in the first quarter of fiscal 2007. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to the exercise of vested options as a result of net operating loss carryforwards.

8.	Discontinued Operations

In October 2006, the Company sold real estate with a net book value of $400,000 for $1.8 million. A gain of $900,000, net of taxes of $500,000, on the sale was recorded as discontinued operations. The operating results from this property are insignificant and are not recorded as discontinued operations.

9.	Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the three months ended December 31, 2007 and 2006 is presented below (amounts in thousands):

	2007	2006
Operating activities:
Cash paid during the period for interest	$2,996	$3,012

10.	Segment Information

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three months ended December 31, 2007 and 2006 (dollars in thousands).

	Three Months Ended December 31,
	2007	2006 (Restated)
Pioneer Hotel:
Net operating revenues	$6,612	$7,431
Operating income	(942)	(1,491)
Depreciation and amortization	386	549
Interest expense	312	335
Interest and other income	3	2
Loss before income taxes	(1,251)	(1,824)
Capital expenditures / transfers	16	23
Identifiable assets (1)	28,432	29,489

Investment Properties:
Net operating revenues	$3,101	$3,101
Operating income	2,450	2,308
Depreciation and amortization	650	793
Interest expense	1,815	1,855
Interest and other income	1	1
Income before income taxes	636	453
Capital expenditures / transfers	0	0
Identifiable assets (1)	128,737	131,154

Other and Eliminations:
Net operating revenues	$1,725	$550
Operating income	356	1,116
Depreciation and amortization	34	27
Interest expense	(47)	(46)
Interest and other income	2,713	100
Income (loss) before income taxes	3,115	1,262
Capital expenditures / transfers	109	164
Identifiable assets (1)	65,889	59,339

Total:
Net operating revenues	$11,438	$11,082
Operating income	1,864	1,422
Depreciation and amortization	1,070	1,369
Interest expense	2,080	2,144
Interest and other income	2,717	103
Income (loss) before income taxes	2,500	(620)
Capital expenditures / transfers	125	187
Identifiable assets (1)	223,058	219,982

(1)	Identifiable assets represent total assets less elimination for intercompany items

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended September 30, 2007. These historical financial statements may not be indicative of the Company’s future performance.

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

Management believes the recent revenue and expense trends of the Pioneer may not change significantly over the next few years.

Investment Properties:

During fiscal year 2001, the Company acquired certain investment properties as part of a Section 1031 exchange. The investment properties are located in Gaithersburg, MD and Dorchester, MA. The Company acquired the properties and nonrecourse debt associated with the properties which are subject to long-term leases. Tenants remit payments to banks according to the terms of the leases and notes. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $12.4 million annually and will remain at this level until approximately 2020. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $3.2 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the leases and debt amortization, the fair market values of the properties may be different than its book values. Interest is presently being expensed at approximately $7.0 million annually and will decrease in relation to debt principal reductions through 2020.

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

Income Taxes. The Company has recorded deferred tax assets related to net operating losses as the Company is able to offset these assets with deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences that established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future a valuation allowance may need to be recorded, which would impact the Company’s future results of operations. Annualized effective income tax rates for calculating interim period provisions and benefits have been estimated to be not significantly different than the annual statutory rate.

Results of Operations – Three Months Ended December 31, 2007 and 2006

General

During the quarter ended December 31, 2007, the Company’s net operating revenues increased $0.3 million and operating expenses decreased $0.1 million, resulting in an increase in operating income of $0.4 million from the quarter ended December 31, 2006. The improvement in operating results was primarily due to $1.5 million received as rental income associated with the Strip property, offset by a reduction of $0.6 million at the Pioneer. Operating results at the investment properties were substantially unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended December 31, 2007 were $11.4 million, a $0.4 million, or 3%, increase from $11.0 million for the quarter ended December 31, 2006. Income from the investment properties was $3.1 million in each of the quarters ended December 31, 2007 and 2006. Revenues at the Pioneer of $6.6 million for the quarter ended December 31, 2007, decreased $0.6 million or 8%, from $7.2 million for the quarter ended December 31, 2006.

Operating Expenses. Total operating expenses decreased $0.1 million, or 1%, to $9.6 million for the quarter ended December 31, 2007 from $9.7 million for the quarter ended December 31, 2006. Total operating expenses as a percentage of net revenue decreased to 84% for the 2007 quarter from 87% for the 2006 quarter. Operating expenses at the Pioneer of $7.6 million for the quarter ended December 31, 2007 decreased approximately $0.1 million or 2%, from $7.7 million for the quarter ended December 31, 2006.

Operating Income. Consolidated operating income for the quarter ended December 31, 2007 was $1.9 million, an increase of approximately $0.5 million, or 31%, from $1.4 million for the quarter ended December 31, 2006. This increase was due to the aforementioned changes in net operating revenues and operating expenses. Operating income of $2.3 million for each of the three-month periods ended December 31, 2007 and 2006 is attributable to the investment properties. Operating income was unchanged at the Pioneer.

Interest Expense. Consolidated interest expense for the quarter ended December 31, 2007 was $2.1 million, a $64,000 or 3%, decrease compared to $2.1 million for the quarter ended December 31, 2006.

Interest and Other Income. Consolidated interest and other income for the quarter ended December 31, 2007, was $2.7 million, a $2.6 million or 2,546% increase compared to $0.1 million for the quarter ended December 31, 2006. This increase was primarily a result of a $2.3 million realized gain from the sale of marketable securities, combined with an increase in interest income of $0.3 million.

Federal Income Tax. The company recorded a federal income tax expense of $0.9 million for the quarter ended December 31, 2007. The Company recorded a federal income tax provision of $0.3 million for the quarter ended December 31, 2006 comprised of a $0.2 million benefit on continuing operations and a $0.5 million provision on discontinued operations, based on federal statutory rates.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer were $6.6 million for the quarter ended December 31, 2007, a decrease of $0.6 million, or 8%, compared to $7.2 million in the quarter ended December 31, 2006.

Casino revenues for the three months ended December 31, 2007 were $5.4 million, a decrease of $0.6 million, or 10%, compared to $6.0 million in the three months ended December 31, 2006. Slot and video poker revenues were approximately $4.9 million, a decrease of $0.6 million, or 10%, compared to approximately $5.5 million. Other gaming revenues, including table games, decreased $46,000 or 7%, to $0.6 million from approximately $0.7 million. Casino promotional allowances were approximately $1.4 million compared to $1.6 million, a decrease of approximately $0.2 million or 9%.

Hotel revenues for the three months ended December 31, 2007 were $0.5 million, a decrease of $0.1 million or 15%, compared to $0.6 million in the three months ended December 31, 2006. A decrease in hotel occupancy was compounded by a decrease in the average room rate. Competitive pressures in the Laughlin market in the 2007 period caused the decline in average room rate. Food and beverage revenues decreased $0.1 million, or 4%, to $1.7 million from $1.8 million. Other revenues increased $0.1 million, or 29%, to $0.4 million from $0.3 million.

Operating Expenses. Operating expenses were $7.6 million for the quarter ended December 31, 2007, a decrease of approximately $0.1 million, or 2%, from $7.7 million in the quarter ended December 31, 2006. Operating expenses as a percentage of net revenue increased to 114% in the current quarter from 108% in the prior year quarter.

Casino expenses were $3.3 million, a decrease of $0.3 million, or 8%, from $3.6 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues decreased to 49% from 50%.

Hotel expenses were $0.3 million, a decrease of $17,000 or 6%, from $0.3 million, as a result of the decline in room occupancy. Food and beverage expenses were $1.1 million, an increase of approximately $0.2 million or 14%, from $0.9 million, due to an increase in the cost of sales. Food and beverage expenses as a percentage of food and beverage revenues increased to 62% from 52%. Other expenses were $0.3 million, a decrease of $0.1 million or 30%, from approximately $0.4 million. Other expenses as a percentage of other revenues decreased to 90% from 165%.

Selling, general and administrative expenses were $1.1 million, an increase of $0.2 million, or 24%, compared to $0.9 million. Selling, general and administrative expenses as a percentage of revenues increased to 17% from 13%. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Depreciation and amortization expenses were $0.4 million, a decrease of approximately $0.1 million or 30%, from $0.5 million. Depreciation and amortization as a percentage of other revenues decreased to 6% from 8%.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of December 31, 2007 (for the nine-month period ending September 30, 2008 and for the fiscal years ending September 30, 2009 2010, 2011, 2012, 2013, 2014 and thereafter.) (amounts in thousands):

	Payments Due By Periods (1)
	2008	2009	2010	2011	2012	2013	2014 and thereafter	Total
Non-recourse debt:
Gaithersburg	$2,491	$2,828	$3,186	$3,573	$3,987	$4,448	$25,107	$45,620
Sovereign	0	0	0	0	0	0	31,199	31,199

Debt:
Equipment	1,143	52	0	0	0	0	0	1,195
Mortgage obligation	9,798	0	0	0	0	0	0	9,798

Operating leases:
Ground lease	371	373	373	373	373	373	24,267	26,503
Corporate offices	59	30	0	0	0	0	0	89

Total	$13,862	$3,283	$3,559	$3,946	$4,360	$4,821	$80,573	$114,404

(1)	The Company is required to make the following cash interest payments related to the above debt obligations: (i) Non-recourse debt – $7.0 million (2008), $6.8 million (2009), $6.6 million (2010), $6.3 million (2011), $6.1 million (2012), $5.8 million (2013) and $28.1 million (2014 and thereafter)), and (ii) Long-term debt - $1.1 million (2008), $0 million (2009), $0 million (2010), $0 million (2011), $0 million (2012), $0 million (2013) and $0 million (2014 and thereafter).

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

Liquidity. As of December 31, 2007, the Company held cash and cash equivalents of approximately $35.8 million compared to $27.5 million at September 30, 2007. The Company had $7.6 million in investment in marketable securities at December 31, 2007 compared to $11.0 million at September 30, 2007. The investment properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

The Company has a balloon payment due in January 2009 of approximately $9.4 million related to debt owed to a bank. The Company plans to either refinance the debt or sell certain assets of the Company to pay the obligation. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by Paul W. Lowden, the Company’s CEO, Chairman of the Board and primary stockholder.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $0.4 million for the three months ended December 31, 2007 as compared to $0.6 million for the three months ended December 31, 2006. The decrease of $213,790 was primarily due to the aforementioned reduction in operating revenues.

Cash Flows from Investing Activities. Cash provided by investing activities was $8.8 million for the three months ended December 31, 2007, as compared to $2.6 million for the three months ended December 31, 2006. In the current year period, the Company received $2.3 million form the sale of marketable securities, and $7.0 million in option and extension payments relating to the Las Vegas Strip property. In the prior year period, the company received $1.8 million from the sale of marketable securities.

Cash Used in Financing Activities. Cash used in financing activities was $0.9 million for the three months ended December 31, 2007 as compared to $0.7 million for the three months ended December 31, 2006, all of which was used to make debt payments.

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

Payments of rent were approximately $100,000 for each of the three months ended December 31, 2007 and 2006. Capital expenditures to maintain the facility in fiscal 2007 are expected to be less than $1 million.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 13, 2008, the holders of 4,248,532 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing the their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Company has answered the amended complaint. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, and the parties will await a ruling from the Court following the Plaintiff’s filing of its reply brief. The plaintiffs have also filed a motion to strike certain affirmative defenses.

Also subsequent to the end of the Company’s fiscal year, two former holders of the Exchangeable Redeemable Preferred Stock filed Complaints in the United States District Court, District of Nevada, entitled Rainero v. Archon Corporation, District of Nevada Case No. 2:07-cv-01553, and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007, both alleging essentially the same claim as the first Complaint. The plaintiff in the Rainero action purports to bring the action as a class action claim on behalf of all those preferred stock shareholders similarly situated. If the plaintiffs are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company which, if applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, would increase the redemption price in excess of $15.2 million. The Company has answered the Rainero and Leeward complaints.

The Company is vigorously defending these lawsuits. No provision has been made in the financial statements due to management’s inability at this time to measure minimum losses, if any, to be incurred in this matter.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements. It requires that a noncontrolling (minority) interest in a subsidiary or variable interest entity should be reported as equity in the consolidated financial statements. SFAS 160 will not likely have any effect on the Company’s consolidated financial statements since we do not presently have and are not contemplating investing in, establishing or acquiring a subsidiary or a variable interest entity with a noncontrolling interest. SFAS 160 will be effective, if applicable, for the Company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which will replace SFAS 141, Business Combinations. We have not yet evaluated SFAS 141R for the impact, if any, that SFAS 141R might have on our financial statements, in the event we make any business combinations or other covered acquisitions after its effective date, which for us will be September 30, 2009, and which transactions are not presently contemplated.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS 157 and 159 were scheduled to become effective for us for fiscal year 2009, including interim periods within that year; however, the effective date for SFAS 157 has been delayed one year to the extent not already adopted, which we have not. We are currently evaluating the provisions of SFAS 157 and 159 and have not yet determined the likely impact, if any, on our future financial statements upon adoption.

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

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation:

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 13, 2008, the holders of 4,248,532 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s

Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing the their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Company has answered the amended complaint. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, and the parties will await a ruling from the Court following the Plaintiff’s filing of its reply brief. The plaintiffs have also filed a motion to strike certain affirmative defenses.

Also subsequent to the end of the Company’s fiscal year, two former holders of the Exchangeable Redeemable Preferred Stock filed Complaints in the United States District Court, District of Nevada, entitled Rainero v. Archon Corporation, District of Nevada Case No. 2:07-cv-01553, and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007, both alleging essentially the same claim as the first Complaint. The plaintiff in the Rainero action purports to bring the action as a class action claim on behalf of all those preferred stock shareholders similarly situated. If the plaintiffs are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company which, if applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, would increase the redemption price in excess of $15.2 million. The Company has answered the complaint.

The Company will continue to vigorously defend these lawsuits and has both procedural and substantive defenses. Management estimates that the minimum probable loss is zero, and therefore no provision has been made in the financial statements.

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

Date: February 15, 2008