Form 10-K/A
period 2007-09-30
ARCHON CORP
filed 2008-04-16
CIK 812482

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K (or any amendment to this Form 10-K).    YES  ☒

Explanatory Note

Archon Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K (for the year ended December 31, 2007), originally filed on January 24, 2008, to revise the Summary Compensation Table to include disclosure of compensation to the Company’s Principal Financial Officer; enhance the analysis of executive compensation provided to Mr. Paul Lowden; and correct the disclosure of security ownership by Mrs. Suzanne Lowden. The Company has corrected these errors by filing this Amendment No. 1.

Item 11.	EXECUTIVE COMPENSATION

Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2007, 2006 and 2005 for its Chief Executive Officer and Principal Financial Officer. There were no other current executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2007 that earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2007. The Company’s former Chief Financial Officer, Mr. John M. Garner, resigned effective January 19, 2007. Mr. Siler, the Company’s current Principal Financial Officer, was hired in this position on July 2, 2007.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Fiscal Year	Base Salary ($)	Incentive/ Bonus ($)		Other Annual Compensation ($)(1)	All Other Compensation ($)
Paul W. Lowden	2007	$550,000	$200,000	(2)	$0	$43,358	(3)
President, Chairman	2006	550,000	200,000	(2)	0	37,203	(3)
of the Board and CEO	2005	550,000	200,000	(2)	0	64,846	(3)
Grant L. Siler	2007	23,077	0		0	288	(4)
Principal Financial Officer
John M. Garner	2006	115,000	0		0	7,784	(5)
Chief Financial Officer	2005	111,865	1,000	(5)	0	5,709	(5)

(1)	The Company provides perquisites and other personal benefits, including automobiles to its senior executives and provides such persons complimentary privileges at the restaurants and bars of the Company’s hotel-casino. It is impractical to ascertain the extent to which such privileges are utilized for personal rather than business purposes. However, after reasonable inquiry, the Company believes the value of all such perquisites and other personal benefits is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the person named above.

(2)	See “Compensation Arrangements with Mr. Lowden”, immediately following these footnotes.

(3)	The category “All Other Compensation” for Mr. Lowden in fiscal 2007 includes: $7,404 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $7,843 for the benefit of Mr. Lowden, payment of $18,660 for household services for the benefit of Mr. Lowden, medical reimbursement of $6,076 for the benefit of Mr. Lowden and $3,375 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. The category “All Other Compensation” for Mr. Lowden in fiscal 2006 includes $7,404 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $4,017 for the benefit of Mr. Lowden, payment of $19,800 for household services for the benefit of Mr. Lowden, medical reimbursement of $2,682 for the benefit of Mr. Lowden and $3,300 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden. The category “All Other Compensation” for Mr. Lowden in fiscal 2005 includes $7,272 of life insurance premiums paid by the Company for the benefit of Mr. Lowden, auto and gas reimbursement of $5,413 for the benefit of Mr. Lowden, payment of $17,525 for household services for the benefit of Mr. Lowden, medical reimbursement of $31,661 for the benefit of Mr. Lowden and $2,975 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Lowden.

(4)	The category “All Other Compensation” for Mr. Siler in fiscal 2007 includes $288 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Siler.

(5)	The category “All Other Compensation” for Mr. Garner in fiscal 2006 includes auto and gas reimbursement of $6,036 for the benefit of Mr. Garner, $23 for life insurance premiums paid by the Company for the benefit of Mr. Garner and $1,725 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Garner. “All Other Compensation” for Mr. Garner in fiscal 2005 includes auto and gas reimbursement of $4,880 for the benefit of Mr. Garner, and $829 of matching contributions made by the Company to the Retirement Savings 401(k) Plan for the benefit of Mr. Garner.

Compensation Arrangements with Mr. Lowden (President, Chairman of the Board and CEO)

The Compensation Committee of the Company approved Mr. Lowden’s compensation package for fiscal year 2007, which provided for an annual base salary of $550,000 (the same base salary paid to Mr. Lowden in 2006 and 2005). Additionally, in recognition of Mr. Lowden’s important efforts to the Company, and his extra service to the Company in directly guarantying the obligations of the Company to its lending bank, the Compensation Committee approved an annual incentive (bonus) to Mr. Lowden in the amount of $200,000 in 2007 (the same incentive bonus paid in 2006 and 2005). To further assist the Company, and to maintain good cash flow, this incentive bonus is payable to Mr. Lowden in bi-monthly installments throughout fiscal year 2007.

What Are The Objectives of The Company’s Compensation Program? The Compensation Program at the Company is designed to facilitate long term and stable management. The Company has diverse activities ranging from gaming to property ownership and the range of expertise necessary for its proper operation is not easily located. Mr. Lowden is knowledgeable about the current activities of the Company and the future opportunities the Company may be presented in the near, mid and long-term. As the only compensated executive-level manager of the Company, and in addition as its majority shareholder, the Compensation Program is primarily directed towards insuring that Mr. Lowden is reasonably compensated for his services.

What Is The Compensation Program Designed To Award? The Compensation Program recognizes a number of factors as an indicator of the propriety of base salary and as a basis for determining reasonable incentives. Those factors include: (a) the cost associated with locating suitable and experienced replacement executive management, including the cost of additional benefits; (b) the cost of locating experienced outsourcing for certain tasks associated with the duties now performed; (c) periodic results associated with the management of Company’s assets and the success of executive management in the creation of long term shareholder value; (d) difficulties in the industry and the economy as a whole leading to the necessary devotion of extraordinary effort and time to the Company activities; and, (e) the degree of personal risk experienced by the executive manager in the Company. This final criteria takes into account the fact that Mr. Lowden has been asked to personally guaranty the obligations of the Company (which is an unusual aspect of such an executive officer’s duties) and, therefore, creates opportunities for reduced rates of interest on borrowings as the loans are thereby risk-rated at more favorable levels. This last criteria exposes Mr. Lowden to personal risk not normally faced by similar executives.

What Are Each Of The Elements Of The Company’s Compensation Program?

As presently configured, the Compensation Program for the Company has three primary elements:

First, and primarily, to establish a base rate of salary for its primary executive officer, Mr. Lowden;

Second, to establish an annual incentive, if any, to be paid to its primary executive officer, Mr. Lowden; and

Third, to issue on a periodic basis, those certain stock option grants, if any, to directors, officers and/or employees according to the plan(s) previously approved by the shareholders of the Company and still in effect.

The Company favors current compensation over deferred compensation arrangements. In addition, the Company favors cash over non-cash compensation.

Which Elements Was Mr. Lowden Eligible To Receive In Each of The Years In The Summary Compensation Table? Who Determines Compensation? Mr. Lowden has received all three elements of compensation in previous years. In 2007, 2006 and 2005, however, he received only a base salary and an annual incentive (bonus). Mr. Lowden’s base salary and incentives have remained constant in each of those years and have not been increased. Mr. Lowden received no stock options, which constitutes the third element of his compensation, in 2007, 2006 or 2005. Mr. Lowden’s compensation reflected his experience, effort and performance. Mr. Lowden played an important role in the option transaction referenced above and the Board felt that his salary and incentives were well within the range of executive managers with such major financial obligations to monitor and process. The decision as to Mr. Lowden’s compensation (as to all three elements) is addressed and determined entirely by the Board of Directors after Mr. Lowden first recuses himself from that decision.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information regarding beneficial ownership of the common stock of the Company, as of December 31, 2007, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock or preferred stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent
Paul W. Lowden (1)	4,900,144	(2)	74.7%
Suzanne Lowden	271		*
John W. Delaney	13,750		*
William J. Raggio	17,972		*
Howard Foster	5,300		*
Richard H. Taggart	1,700		*
All Directors and Officers as a group (7 persons)	4,939,137		75.3%

*	Less than 1.0%

(1)	The address for Paul W. Lowden is c/o Archon Corporation, 4336 Losee Road, Suite 5, North Las Vegas, Nevada 89030. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(2)	Includes 1,732,470 shares held by LICO, which is wholly owned by Mr. Lowden and 279,510 shares that may be acquired upon the exercise of outstanding stock options.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

April 16, 2008	By:	/s/ Paul W. Lowden
(Date Signed)		Paul W. Lowden, President

4