Form 10-Q
period 2008-03-31
ARCHON CORP
filed 2008-05-20
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller Reporting Company  ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,393,781	as of	May 20, 2008

ARCHON CORPORATION

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$42,429,151	$27,484,222
Investment in marketable securities	6,177,916	10,997,088
Accounts receivable, net	77,081	1,054,493
Inventories	320,396	405,378
Prepaid expenses and other	1,129,985	1,148,669

Total current assets	50,134,529	41,089,850

Property held for sale	21,504,400	21,504,400
Property and equipment:
Rental property held for investment, net	123,654,408	124,954,638
Land used in operations	7,925,589	7,925,589
Buildings and improvements	34,413,872	34,413,872
Machinery and equipment	8,770,083	8,646,190
Accumulated depreciation	(26,968,646)	(26,160,177)

Property and equipment, net	147,795,306	149,780,112

Other assets	7,605,142	7,607,362

Total assets	$227,039,377	$219,981,724

The accompanying notes are an integral part of these Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2008 (Unaudited)	September 30, 2007
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,033,344	$4,008,754
Interest payable	383,076	1,361,092
Accrued expenses	3,680,437	3,711,881
Exchangeable redeemable preferred stock - unredeemed	257,739	428,768
Current portion of debt	10,698,690	10,940,905
Current portion of non-recourse debt	2,659,024	2,490,198

Total current liabilities	20,712,310	22,941,598
Debt – less current portion	24,592	52,408
Non-recourse debt – less current portion	72,957,097	74,328,402
Deferred income taxes	26,951,862	28,753,889
Deferred rent income and accrued expenses	40,597,391	42,082,116
Deferred income from sale and extensions of land purchase option	64,264,169	49,751,667
Stockholders’ equity:
Common stock , $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,393,781, and 6,289,931 shares	63,938	62,809
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 liquidation value, authorized-10,000,000 shares; none issued and outstanding	0	0
Additional paid-in capital	64,000,230	61,482,194
Accumulated deficit	(62,859,831)	(63,507,905)
Accumulated other comprehensive income	527,114	4,122,320

Sub-total	1,731,451	2,159,418
Less: Notes receivable from stockholders	(111,721)	0
Treasury stock – 4,875 common shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	1,531,956	2,071,644

Total liabilities and stockholders’ equity	$227,039,377	$219,981,724

The accompanying notes are an integral part of these Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
Casino	$5,793,563	$6,663,310	$11,180,628	$12,678,706
Hotel	558,203	746,932	1,096,539	1,381,561
Food and beverage	1,995,111	1,976,194	3,731,422	3,783,990
Investment properties	3,100,562	3,100,561	6,201,124	6,201,123
Other	1,670,338	1,031,979	3,763,187	2,118,123

Gross revenues	13,117,777	13,518,976	25,972,900	26,163,503
Less casino promotional allowances	(1,584,424)	(1,655,173)	(3,001,370)	(3,217,415)

Net operating revenues	11,533,353	11,863,803	22,971,530	22,946,088

Operating expenses:
Casino	3,285,685	3,610,120	6,553,069	7,169,944
Hotel	237,424	291,462	497,262	568,103
Food and beverage	1,095,016	1,026,183	2,176,696	1,972,823
Other	249,175	491,855	585,396	969,168
Selling, general and administrative:
Corporate expenses	3,476,687	926,269	4,844,222	1,839,101
Other	875,807	884,883	1,790,575	1,850,779
Utilities and property expenses	1,102,183	1,154,947	2,384,995	2,330,402
Depreciation and amortization	1,071,053	1,309,100	2,141,440	2,677,866
Loss (gain) on disposal of assets	(1,441)	22,817	(7,628)	0

Total operating expenses	11,391,589	9,717,636	20,966,027	19,378,186

Operating income	141,764	2,146,167	2,005,503	3,567,902
Interest expense	(2,010,688)	(2,110,092)	(4,090,820)	(4,253,990)
Interest and other income	350,551	50,535	3,067,246	153,197

Income (loss) from continuing operations before income (tax) benefit	(1,518,373)	86,610	981,929	(532,891)
Federal income (tax) benefit	516,247	(37,205)	(333,855)	188,014

Income (loss) from continuing operations	(1,002,126)	49,405	648,074	(344,877)
Discontinued operations – disposal gain, net of tax provision of $510,596	0	0	0	948,250

Net income (loss)	(1,002,126)	49,405	648,074	603,373
Dividends accrued on preferred shares	0	(377,820)	0	(755,639)

Net income (loss) applicable to common shares	$(1,002,126)	$(328,415)	$648,074	$(152,266)

Average common shares outstanding	6,377,660	6,308,914	6,329,296	6,490,598

Average common and common equivalent shares outstanding	6,377,660	6,308,914	6,905,720	6,680,413

Basic income (loss) per common share:
From continuing operations	$(0.16)	$(0.05)	$0.10	$(0.17)
From discontinued operations	0	0	0	0.15

Net basic income per common share	$(0.16)	$(0.05)	$0.10	$(0.02)

Archon Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net diluted income per common share	N/A	N/A	$0.09	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$(1,002,126)	$49,404	$648,074	$603,372
Unrealized gain (loss) on marketable securities, net of income taxes	(1,111,852)	139,320	(3,595,206)	1,190,087

Comprehensive income (loss)	$(2,113,978)	$188,724	$(2,947,132)	$1,793,459

The accompanying notes are an integral part of these Consolidated Financial Statements

Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended March 31, 2008

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Notes Receivable from Stockholders	Treasury Stock	Total
Balances, October 1, 2007	$62,809	$61,482,194	$(63,507,905)	$4,122,320	$0	$(87,774)	$2,071,644
Net income			648,074				648,074
Stock options exercised	1,129	111,721			(111,721)		1,129
Stock options granted		2,406,315					2,406,315
Unrealized loss on marketable securities				(3,595,206)			(3,595,206)

Balances, March 31, 2008	$63,938	$64,000,230	$(62,859,831)	$527,114	$(111,721)	$(87,774)	$1,531,956

The accompanying notes are an integral part of these Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2008	2007 (Restated)
Cash flows from operating activities:
Net income	$648,074	$626,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciations and amortization	2,141,440	2,677,866
Stock-based compensation expense	2,406,315	0
Disposal gain, discontinued component, net of tax effect	0	(948,250)
Gain on sale of assets, continuing operations	(7,628)	0
Loss on sale of marketable securities	2,283,082	0
Change in assets and liabilities:
Accounts receivable	977,412	30,690
Inventories	84,982	(35,186)
Prepaid expenses and other	18,684	(158,585)
Deferred income taxes	133,855	322,582
Other assets	2,220	(79,864)
Accounts payable	(975,410)	(48,635)
Interest payable	(978,016)	30,811
Accrued expenses and other current liabilities	(31,444)	(66,920)
Other liabilities	(1,484,725)	(1,484,725)

Net cash provided by operating activities	5,218,841	865,974

Cash flows from investing activities:
Proceeds from disposal of discontinued component	0	1,800,000
Proceeds from sale of assets, continuing operations	33,035	9,683
Payments received on sale or extension of land purchase option	14,512,502	1,172,500
Capital expenditures	(182,041)	(175,501)
Marketable securities purchased	(9,260,098)	(573,305)
Marketable securities sold or redeemed	6,265,100	28,787

Net cash provided by investing activities	11,368,498	2,262,164

Cash flows from financing activities:
Payments on debt and obligation under capital lease	(1,472,510)	(1,428,130)
Preferred stock redeemed and retired	(171,029)	0
Stock options exercised	1,129	37,700
Cancellation of stock option exercise	0	(4,364)

Net cash used in financing activities	(1,642,410)	(1,394,794)

Increase in cash and cash equivalents	14,944,929	1,733,344
Cash and cash equivalents, beginning of period	27,484,222	6,187,533

Cash and cash equivalents, end of period	$42,429,151	$7,920,877

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and General Information

Archon Corporation (the “Company” or “Archon”) is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, currently rented and also owns rental properties held for investment in Dorchester, Massachusetts and Gaithersburg, Maryland. In June 2006, the Company entered into an option agreement whereby it sold an option to another party for the purchase of the real estate the Company owns on the Strip for $475 million, subject to the terms of the agreement.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the current three and six-month periods are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended Annual Report on Form 10-K Amendment #1 for the year ended September 30, 2007, from which the balance sheet information as of that date is derived.

Income (Loss) Per Common Share. Dilutive stock options of 740,000 were included in calculations of diluted income per common share for the six months ended March 31, 2008. These options were not used to calculate dilution in loss periods, which is not presented because losses result in anti-dilution.

2.	Federal Income Tax

The Company recorded federal income tax provisions and benefits based on annualized statutory rates.

Deferred tax liabilities relate principally to gains on sales of real estate, net of deferred tax assets principally relating to net operating loss carryforwards. For year ending September 30, 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). The adoption of FIN 48 did not have a material impact on the Company’s financial statements, its net operating loss carryovers or related deferred tax assets or valuation allowances.

3.	Sale of Option for Strip Land

The Company owns, through its wholly-owned subsidiary Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of real property on the Strip. In connection with the acquisition of the property, the Company assumed an operating lease under which a water theme park operated. The lease was terminated September 30, 2004. The Company presently leases the property to two different lessees for an aggregate amount of $364,000 per month. Both leases may be terminated with sixty days written notice in the event the property is sold to a third party.

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

The nonrefundable payment of $5.0 million and a nonrefundable extension fee of $750,000 were recorded as deferred revenue, at September 30, 2006. The Company received an additional nonrefundable extension fee of $1.2 million in December 2006 which was also recorded as deferred revenue at March 31, 2007. The Company received additional nonrefundable extension fees of $500,000 in April 2007 and the nonrefundable second deposit payment of $40.0 million on May 25, 2007, which payments were also recorded as deferred revenue at June 30, 2007. On September 27, 2007, the Company received an additional Carry Option Payment of $2.3 million, which was recorded as deferred revenue at September 30, 2007. The Company received Carry Option Payments of $2.3 million each in October, November and December 2007, which were recorded as deferred revenue at December 31, 2007. In addition, the Company received Carry Option Payments of $2.3 million each in January, February and March 2008, which were recorded as deferred revenue at March 31, 2008.

4.	Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of April 25, 2008, the holders of 4,249,777 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, the motion has been briefed and the parties are awaiting a decision from the Court.

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

5.	Stock-Based Compensation

The following table summarizes stock option activity during the six months ended March 31, 2008 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2007:	705	$9.30	3.4 yrs.	$13,121
Granted	440	33.25	10.0 yrs.	1,210
Exercised	113	1.00	N/A	N/A
Canceled	292	1.00	N/A	N/A
Options outstanding at March 31, 2008	740	$28.08	8.8 yrs.	$955
Exercisable at March 31, 2008	740	$28.08	8.8 yrs.	$955

As of March 31, 2008, there was no unrecognized compensation cost related to unvested stock options. There were 112,850 options exercised in the second quarter of fiscal 2008. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to the exercise of vested options as a result of net operating loss carryforwards.

6.	Discontinued Operations

In October 2006, the Company sold rental real estate with a net book value of $400,000 for $1.8 million. A gain of $900,000, net of taxes of $500,000, on the sale was recorded as a disposal gain from discontinued operations. The operating results from this rental property were insignificant and, therefore, are not presented as discontinued operations. Reclassifications to appropriately reflect gross amounts relating to this transaction were made to the Consolidated Statements of Cash Flows for the six months ended March 31, 2007.

7.	Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the three months ended March 31, 2008 and 2007 is presented below:

	2008	2007
	(amounts in thousands)
Cash paid during the period for interest	$4,062	$4,137

8.	Segment Information

The Company’s operations are in the hotel/casino industry and rental properties held for investment. “Other and Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Set forth below is the unaudited financial information for the segments in which the Company operates for the three- month and six-month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$7,044	$8,045
Operating income (loss)	(208)	318
Depreciation and amortization	385	492
Interest expense	259	323
Interest and other income	3	3
Loss before income taxes	(464)	(3)
Capital expenditures / transfers	19	11
Investment Properties:
Net operating revenues	$3,101	$3,101
Operating income	2,450	2,308
Depreciation and amortization	650	793
Interest expense	1,799	1,831
Interest and other income	1	1
Income before income taxes	652	478
Capital expenditures / transfers	0	0
Other and Eliminations:
Net operating revenues	$1,388	$718
Operating income (loss)	(2100)	(480)
Depreciation and amortization	36	24
Interest expense	(47)	(44)
Interest and other income	347	47
Income (loss) before income taxes	(1,706)	(388)
Capital expenditures / transfers	20	(22)
Total:
Net operating revenues	$11,533	$11,864
Operating income	142	2,146
Depreciation and amortization	1,071	1,309
Interest expense	2,011	2,110
Interest and other income	351	51
Income before income taxes	(1,518)	87
Capital expenditures / transfers	39	(11)

	Six Months Ended March 31,
	2008	2007 (Restated)
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$13,656	$15,226
Operating loss	(1,150)	(225)
Depreciation and amortization	771	1,041
Interest expense	571	659
Interest and other income	6	5
Loss before income taxes	(1,715)	(879)
Capital expenditures / transfers	34	35
Identifiable assets (1)	28,032	29,456
Investment Properties:
Net operating revenues	$6,201	$6,201
Operating income	4,901	4,615
Depreciation and amortization	1,300	1,586
Interest expense	3,614	3,686
Interest and other income	2	1
Income before income taxes	1,289	931
Capital expenditures / transfers	0	0
Identifiable assets (1)	128,039	131,296
Other and Eliminations:
Net operating revenues	$3,115	$1,519
Operating income (loss)	(1,745)	(822)
Depreciation and amortization	70	51
Interest expense	(94)	(91)
Interest and other income	3,059	147
Income (loss) before income taxes	1,408	(585)
Capital expenditures / transfers	114	141
Identifiable assets (1)	70,968	38,636
Total:
Net operating revenues	$22,972	$22,946
Operating income	2,006	3,568
Depreciation and amortization	2,141	2,678
Interest expense	4,091	4,254
Interest and other income	3,067	153
Income (loss) before income taxes	982	(533)
Capital expenditures / transfers	148	176
Identifiable assets (1)	227,039	199,388

(1)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the condensed consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K Amendment #1 for the year ended September 30, 2007. These historical financial statements may not be indicative of the Company’s future performance.

General

Overview of Business Operations and Trends

The Company, historically, has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates the Pioneer Hotel & Gambling Hall (“the Pioneer”) in Laughlin, Nevada. The Company also owns property on Las Vegas Boulevard (“the Strip”) in Las Vegas, Nevada that is currently rented may be sold pursuant to an Option Agreement entered into in fiscal 2006 whereby the Optionee has the right to purchase the property from the Company for $475 million.

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

The Company also owns rental properties held for investment on the East Coast but these investment properties do not contribute significant profitability or net cash flow to the Company.

Management believes the recent revenue and expense trends at the Pioneer may not change significantly over the next few years.

Rental Properties Held for Investment:

In 2001, the Company acquired certain investment rental properties as part of a Section 1031 exchange. The investment properties are located in Gaithersburg, MD and Dorchester, MA. The Company acquired the properties and nonrecourse debt associated with the properties which are subject to long-term leases. Tenants remit payments to banks according to the terms of the leases and notes. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $12.4 million annually and will remain at this level until approximately 2020. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $3.2 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the leases and debt amortization, the fair market values of the properties may be different than its book values. Interest is presently being expensed at approximately $7.0 million annually and will decrease in relation to debt principal reductions through 2020.

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

Long-Lived Assets. The Company has a significant investment in long-lived property and equipment. Management reviews useful lives and obsolescence and assesses commercial viability of these assets periodically, at least annually. Based on these reviews, management estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. Management also estimates useful lives for its assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge.

Income Taxes. The Company has recorded deferred tax assets related to net operating losses as the Company is able to offset these assets with deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences which established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future a valuation allowance may need to be recorded, which would impact the Company’s future results of operations. Annualized effective income tax rates for calculating interim period provisions and benefits have been estimated to be not significantly different than the annual statutory rate. Although Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, became effective for the year ending September 30, 2008, based on its evaluation, management determined that FIN 48 did not have a material effect on the financial statements or either the net operating loss carryovers or the related deferred tax assets or valuation allowance.

Results of Operations – Six Months Ended March 31, 2008 and 2007

General

During the six months ended March 31, 2008, the Company’s net operating revenues were relatively unchanged and operating expenses increased $1.6 million, resulting in a decrease in operating income of $1.6 million from the six months ended March 31, 2007. The change in operating results was primarily due to a decrease in operating expenses of $0.6 million at the Pioneer, combined with an increase in Corporate operating expenses of $2.2 million. Operating results at the investment properties were substantially unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues were relatively unchanged at $23.0 million for the six months ended March 31, 2008 and $22.9 million for the six months ended March 31, 2007. Revenues at the Pioneer of $13.7 million for the six months ended March 31, 2008 decreased $1.5 million, or 10%, from $15.2 million for the six months ended March 31, 2007. Revenues from the investment properties were $6.2 million in each of the six months ended March 31, 2008 and 2007. Revenues at corporate increased $1.6 million in the six months ended March 31, 2008 from the six months period ended March 31, 2007.

Operating Expenses. Total operating expenses increased $1.6 million, or 8%, to $21.0 million for the six months ended March 31, 2008 from $19.4 million for the six months ended March 31, 2007. Total operating expenses as a percentage of revenue increased to 91% in the current year period from 84% in the prior year period. Operating expenses at the Pioneer of $14.8 million for the six months ended March 31, 2008 decreased by $0.6 million, or 4% from approximately $15.4 million for the six months ended March 31, 2007.

Operating Income. Consolidated operating income for the six months ended March 31, 2008 was $2.0 million, a decrease of $1.6 million, or 44%, from $3.6 million for the six months ended March 31, 2007. This increase was due to the aforementioned change in net operating revenues and operating expenses. Operating income at the investment properties increased by $0.3 million to an operating income of $4.9 million. Operating income decreased by $0.9 million at the Pioneer to an operating loss of $1.1 million. The operating income at corporate decreased by approximately $1.0 million to an operating loss of $1.7 million.

Interest Expense. Consolidated interest expense for the six months ended March 31, 2008 was $4.1 million, approximately a $0.2 million, or 4%, decrease compared to $4.3 million for the six months ended March 31, 2007. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income for the six months ended March 31, 2008 was $3.1 million, an approximate $2.9 million , or 1,906%, increase compared to $0.2 million for the six months ended March 31, 2007. This increase was primarily a result of a $2.3 million realized gain from the sale of marketable securities, combined with an increase in interest income of $0.6 million.

Federal Income Tax. The Company recorded a federal income tax expense of $0.3 million for the six months ended March 31, 2008. The Company recorded a federal income tax provision of $0.2 million for the six months ended March 31, 2007.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $1.6 million, or 10%, to approximately $13.6 million in the six months ended March 31, 2008 from $15.2 million in the six months ended March 31, 2007.

Casino revenues for the six months ended March 31, 2008 were $11.2 million, a decrease of $1.5 million, or 12%, compared to $12.7 million in the six months ended March 31, 2007. Slot and video poker revenues were $10.2 million, a decrease of $1.4 million, or 12%, compared to $11.6 million in the six months ended March 31, 2007. Other gaming revenues, including table games, decreased $0.1 million, or 7%, to $1.0 million in the six months ended March 31, 2008 from $1.1 million in the six months ended March 31, 2007. Casino promotional allowances were approximately $3.0 million compared to approximately $3.2 million, a decrease of approximately $0.2 million.

Hotel revenues for the six months ended March 31, 2008 were $1.1 million, a decrease of $0.3 million or 21%, compared to $1.4 million for the six months ended March 31, 2007. A decrease in hotel occupancy was compounded by a decrease in the average room rate. Continued competitive pressures in the Laughlin market in the 2008 period caused the decline in average room rate. Food and beverage revenues were relatively unchanged at $3.7 million compared to $3.8 million. Other revenues were relatively unchanged at approximately $0.6 million.

Operating Expenses. Operating expenses decreased $0.6 million, or 4%, to $14.8 million in the six months ended March 31, 2008 from approximately $15.4 million in the six months ended March 31, 2007. Operating expenses as a percentage of net revenue increased to 108% in the current six months from 101% in the prior year period.

Casino expenses were $6.6 million, a decrease of $0.6 million, or 9%, from $7.2 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues decreased to 58% from 59%.

Hotel expenses were relatively unchanged at $0.5 million, for the six months ended March 31, 2008 and March 31, 2007. Hotel expenses as a percentage of hotel revenues increased to 45% from 41%. Food and beverage expenses increased $0.2 million, or 10%, to $2.2 million compared to approximately $2.0 million, primarily due to an increase in payroll expense. Food and beverage expenses as a percentage of food and beverage revenues increased to 58% from 52%. Other expenses were relatively unchanged at approximately $1.0 million. Other expenses as a percentage of other revenues decreased to 86% from 160%.

Selling, general and administrative expenses were $2.3 million, an increase of $0.5 million, or 26%, compared to $1.8 million. Selling, general and administrative expenses as a percentage of revenues increased to 17% in the current year period from 12% in the prior year period. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were relatively unchanged at $1.9 million. Utilities and property expenses as a percentage of revenues increased to 15% from 13%. Depreciation and amortization expenses were approximately $0.7 million, a decrease of approximately $0.3 million, or 26%, from $1.0 million.

Results of Operations – Three Months Ended March 31, 2008 and 2007

General

During the quarter ended March 31, 2008, the Company’s net operating revenues decreased $0.3 million and operating expenses increased $1.6 million, resulting in a decrease in operating income of $2.0 million from the quarter ended March 31, 2007. The change in operating results was primarily due to a decrease in operating expenses of approximately $0.5 million at the Pioneer, which was more than offset by an increase of $2.4 million in stock option compensation at Corporate. The operating results at the investment properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues were $11.5 million for the quarter ended March 31, 2008, a $0.3 million, or 3%, decrease from approximately $11.9 million for the quarter ended March 31, 2007. Revenues at the Pioneer of $7.0 million for the three months ended March 31, 2008 decreased $1.0 million, or 12%, from $8.0 million for the three months ended March 31, 2007. Income from the investment properties was approximately $3.1 million in each of the quarters ended March 31, 2008 and 2007. Revenues at corporate increased $0.7 million in the quarter ended March 31, 2008 from the quarter ended March 31, 2007.

Operating Expenses. Total operating expenses increased $1.7 million, or 17%, to $11.4 million for the quarter ended March 31, 2008 from $9.7 million for the quarter ended March 31, 2007. Total operating expenses as a percentage of revenue increased to 99% for the current year quarter from 82% for the prior year quarter. Operating expenses at the Pioneer of approximately $7.2 million decreased by $0.5 million, or 8%, from $7.7 million.

Operating Income. Consolidated operating income for the quarter ended March 31, 2008 was $0.1 million, a decrease of $2.0 million, or 93%, from $2.1 million for the quarter ended March 31, 2007. The decrease was due to the aforementioned changes in net operating revenues and operating expenses. Operating income at the investment properties increased by $0.1 million to an operating income of approximately $2.4 million. Operating income decreased by $0.5 million, to an operating loss of $0.2 million at the Pioneer. The operating loss at corporate increased by $1.6 million to $2.1 million.

Interest Expense. Consolidated interest expense for the quarter ended March 31, 2008 was $2.0 million, a $0.1 million, or 5%, decrease compared to $2.1 million for the quarter ended March 31, 2007. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income for the quarter ended March 31, 2008 was $0.4 million, an approximate $0.3 million, or 594% increase compared to $0.1 million for the quarter ended March 31, 2007.

Federal Income Tax. The Company recorded a federal income tax benefit of $0.5 million for the quarter ended March 31, 2008 compared to an expense of less than $0.1 million for the quarter ended March 31, 2007 based on statutory income tax rates.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $1.0 million, or 12%, to $7.0 million in the quarter ended March 31, 2008 from $8.0 million in the quarter ended March 31, 2007.

Casino revenues for the quarter ended March 31, 2008 were $3.3 million, a decrease of $0.3 million, or 9%, compared to $3.6 million in the quarter ended March 31, 2007. Slot and video poker revenues were $5.3 million, a decrease of $0.9 million, or 14%, compared to $6.2 million in the quarter ended March 31, 2007. Management believes this decrease was a result of increased competition from other local casinos and the economic climate. Other gaming revenues, including table games was approximately $0.5 million in each of the quarters ended March 31, 2008 and 2007.

Hotel revenues for the quarter ended March 31, 2008 were approximately $0.5 million, a decrease of approximately $0.2 million or 25% compared to $0.7 million for the quarter ended March 31, 2007. Food and beverage revenues were relatively unchanged at $2.0 million. Other revenues were $0.3 million in each of the quarters ended March 31, 2008 and 2007.

Operating Expenses. Operating expenses decreased by $0.5 million, or 6%, to approximately $7.2 million in the quarter ended March 31, 2008 from $7.7 million in the quarter ended March 31, 2007. Operating expenses as a percentage of revenue increased to 103% from 96%.

Casino expenses were $3.3 million, a decrease of $0.3 million, or 9% from $3.6 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues increased to 57% from 54%.

Hotel expenses were $0.2 million, a decrease of $0.1 million, or 19% from $0.3 million in the quarter ended March 31, 2007. Hotel expenses as a percentage of revenues increased to 43% from 39%. Food and beverage expenses were relatively unchanged at $1.0 million in both quarters. Food and beverage expenses as a percentage of food and beverage revenues increased to 55% from 52%. Other expenses were $0.2 million, a decrease of approximately $0.3 million, or 53%, from approximately $0.5 million. Other expenses as a percentage of other revenues decreased to 81% from 155%.

Selling, general and administrative expenses were $1.1 million, an increase of $0.2 million, or 28%, compared to $0.9 million. Selling, general and administrative expenses as a percentage of revenues increased to 16% from 11%. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were relatively unchanged at $0.9 million. An increase in rent expense was offset by decreases in other property expenses. Utilities and property expenses as a percentage of revenues increased to 11% from 10%. Depreciation and amortization expenses were approximately $0.4 million, a decrease of $0.1 million or 22%, from $0.5 million.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of March 31, 2008 (for the six-month period ending September 30, 2008 and for the fiscal years ending September 30, 2009 2010, 2011, 2012, 2013, 2014 and thereafter.) (amounts in thousands):

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

(1)

The Company is required to make the following cash interest payments related to the foregoing debt obligations: (i) Non-recourse debt – $7.0 million (2008), $6.8 million (2009), $6.6 million (2010), $6.3 million (2011), $6.1 million (2012), $5.8 million (2013) and $28.1 million (2014 and thereafter)), and (ii) Long-term debt - $1.1 million (2008), $0 million (2009), $0 million (2010), $0 million (2011), $0 million (2012), $0 million (2013) and $0 million (2014 and thereafter).

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

Under an existing debt agreement with a bank, the Company is obligated to make a balloon payment of approximately $9.4 million in January 2009. At December 31, 2006, under the original loan terms, the loan balance of $10.0 million was due as of December 15, 2006. In January 2007, the loan was modified to extend the maturity date until January 15, 2008. In January 2008, the loan was modified to extend the maturity date until January 15, 2009. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board.

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

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $5.2 million for the six months ended March 31, 2008 as compared to $0.9 million for the six months ended March 31, 2007.

Cash Flows from Investing Activities. Cash used in provided by investing activities was $1.6 million for the six months ended March 31, 2008, as compared to $2.3 million for the six months ended March 31, 2007. In the current year period, the Company received $6.3 million from the sale of marketable securities and $14.5 million from land sale option payments offset by $0.2 million in capital expenditures and $9.2 million from the purchase of marketable securities. In the prior year period, the Company received $1.8 million from the sale of property and equipment, and approximately $1.2 million from land sale option payments offset by approximately $0.2 million in capital expenditures and approximately $0.5 million from the purchase of marketable securities.

Cash Used in Financing Activities. Cash provided by financing activities was $0.8 million for the six months ended March 31, 2008 as compared to $1.4 million in cash used in financing activities for the six months ended March 31, 2007, all of which was used to make debt payments.

The Company’s primary source of operating cash is from the Pioneer operations, from interest income on available cash and cash equivalents and investments in marketable securities and, to a lesser extent, from net cash generated from the leasing of certain land owned on the Las Vegas strip. Rental income from the Company’s two investment properties is contractually committed to reducing the non-recourse indebtedness issued or assumed in connection with the acquisition of the investment properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. Sahara Las Vegas Corp. (“SLVC”), an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with an adjacent property owner to facilitate development of the adjacent property. SLVC generates minimal cash from the lease agreement after payment of property costs, most notably property taxes.

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

Payments of rent were approximately $0.2 million in each of the six months ended March 31, 2008 and 2007, respectively. Capital expenditures to maintain the facility in fiscal 2008 are expected to be less than $1 million.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of April 25, 2008, the holders of 4,249,777 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, the motion has been briefed and the parties are awaiting a decision from the Court.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements. It requires that a noncontrolling (minority) interest in a subsidiary, including a consolidatable variable interest entity should be reported as equity in the consolidated financial statements. SFAS 160 will not likely have any effect on the Company’s consolidated financial statements since we do not presently have and are not contemplating investing in, establishing or acquiring a subsidiary, including a consolidatable variable interest entity with a noncontrolling interest. SFAS 160 will be effective, if applicable, for the Company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which will replace SFAS 141, Business Combinations. We have not yet evaluated SFAS 141R for the impact, if any, that SFAS 141R might have on our financial statements, in the event we make any business combinations or other covered acquisitions, which transactions are not presently contemplated, after its effective date, which for us will be September 30, 2009.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS 157 and 159 were scheduled to become effective for us for fiscal year 2009, including interim periods within that year; however, the effective date for SFAS 157 has been delayed one year for nonfinancial assets and liabilities (of which we have none at this time). SFAS 157 will have the effect of requiring additional disclosures in fiscal 2009 about the valuation of our investments in marketable securities. We do not now expect any other effects of SFAS 157 or 159, which will be entirely optional, and with which it is unlikely that we will choose to value assets or liabilities at fair value when not required to do so.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS 133. SFAS 161, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for us beginning on October 1, 2009. However, since we do not now have, nor do we contemplate issuing or obtaining any derivative instruments, or engaging in any hedging activities, in the foreseeable future, we do not currently expect any effect on our future financial statements of adopting SFAS 161 when effective.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Excluding its non-recourse debt, the Company has total interest-bearing debt at March 31, 2008 of approximately $10.7 million, of which approximately $9.6 million bears interest at a variable rate (approximately 8.00% at March 31, 2008). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $0.1 million change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that Archon’s disclosure controls and procedures are effective except as discussed in the following paragraph.

In Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2007, filed on January 24, 2008, we previously reported that in connection with its annual audit for that year, our independent certified public accounting firm reported to the Company’s Audit Committee a material weakness in our controls over financial reporting consisting of insufficient resources and that management intended to remedy this condition by retaining a third party consultant to assist with its financial reporting responsibilities. Management is currently continuing its efforts to identify and engage a suitably qualified outside consultant.

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

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. In November 2007, and subsequent to the end of the Company’s fiscal year ended September 30, 2007, the Laminar Plaintiffs filed a motion for partial summary judgment on liability. The Company responded, the motion has been briefed and the parties are awaiting a decision from the Court.

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

Date: May 20, 2008