Form 10-Q
period 2008-06-30
ARCHON CORP
filed 2008-08-14
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Small reporting company: ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,331,177	as of	August 13, 2008

ARCHON CORPORATION

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$40,697,326	$27,484,222
Investment in marketable securities	4,949,183	10,997,088
Accounts receivable, net	113,034	1,054,493
Inventories	347,587	405,378
Prepaid expenses and other	946,863	1,148,669

Total current assets	47,053,993	41,089,850

Property held for sale	21,504,400	21,504,400

Property and equipment:
Rental property held for investment net	123,004,293	124,954,638
Land used in operations	7,925,589	7,925,589
Buildings and improvements	34,413,872	34,413,872
Machinery and equipment	8,770,074	8,646,190
Accumulated depreciation	(27,131,399)	(26,160,177)

Property and equipment, net	146,982,429	149,780,112

Other assets	7,773,188	7,607,362

Total assets	$223,314,010	$219,981,724

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

	June 30, 2008 (Unaudited)	September 30, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,415,805	$4,008,754
Interest payable	209,371	1,361,092
Other accrued expenses	3,624,296	3,711,881
Exchangeable redeemable preferred stock—unredeemed	219,196	428,768
Current portion of debt	9,899,764	10,940,905
Current portion of nonrecourse debt	2,742,760	2,490,198

Total current liabilities	19,111,192	22,941,598
Debt—less current portion	14,203	52,408
Nonrecourse debt—less current portion	72,241,151	74,328,402
Deferred income taxes	49,413,523	28,753,889
Deferred rent income	39,855,028	42,082,116
Deferred income from sale and extensions of land purchase option	0	49,751,667

Total liabilities	180,635,097	217,910,080

Stockholders’ equity:
Common stock, $0.01 par value; authorized—100,000,000 shares; issued and outstanding—6,331,177, and 6,280,931 shares	63,312	62,809
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 per share liquidation value, authorized—10,000,000 shares; none issued and outstanding	0	0
Additional paid-in capital	63,373,579	61,482,194
Deficit	(20,001,168)	(63,507,905)
Accumulated other comprehensive income (loss)	(557,315)	4,122,320

Sub-total	42,878,408	2,159,418
Less: Notes receivable from stockholders	(111,721)	0
Treasury stock—4,875 common shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	42,678,913	2,071,644

Total liabilities and stockholders’ equity	$223,314,010	$219,981,724

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Casino	$4,848,404	$5,536,450	$16,029,032	$18,215,156
Hotel	614,217	763,961	1,710,756	2,145,522
Food and beverage	1,875,355	1,907,714	5,606,777	5,691,704
Rental properties	3,100,561	3,100,561	9,301,685	9,301,685
Other	1,430,725	1,214,736	5,193,912	3,832,858

Gross revenues	11,869,262	12,523,422	37,842,162	39,186,925
Less casino promotional allowances	(1,338,829)	(1,392,148)	(4,340,199)	(4,609,563)

Net operating revenues	10,530,433	11,131,274	33,501,963	34,577,362

Operating expenses:
Casino	2,814,791	3,175,479	9,367,860	10,345,423
Hotel	299,670	317,091	796,932	885,194
Food and beverage	1,161,774	1,220,027	3,338,470	3,192,850
Other	222,251	462,669	807,647	1,431,837
Selling, general and administrative:
Corporate expenses	1,588,880	1,114,381	6,433,102	2,953,482
Other	853,881	916,323	2,644,456	3,267,102
Utilities and property expenses	1,255,897	1,237,589	3,640,892	3,545,174
Depreciation and amortization	1,070,822	1,319,275	3,212,262	3,997,141
Gain on disposal of assets	0	0	(7,628)	0

Total operating expenses	9,267,966	9,762,834	30,233,993	29,618,203

Operating income	1,262,467	1,368,440	3,267,970	4,959,159
Other income and (expense):
Interest expense	(2,069,057)	(2,108,874)	(6,159,877)	(6,362,864)
Income realized upon termination of land sale option	67,130,836	0	67,130,836	0
Gain from settlement of liabilities	1,060,576	0	1,060,576	0
Interest and other income	396,307	327,919	3,463,553	481,116

Income (loss) before income tax (expense) benefit and discontinued operations	67,781,129	(412,515)	68,763,058	(922,589)
Federal income tax expense (benefit)	23,045,583	(140,255)	23,379,438	(328,269)

Income (loss) from continuing operations	44,735,546	(272,260)	45,383,620	(594,320)
Discontinued operations—disposal gain, net of tax provision of $510,596	0	0	0	948,250

Net income (loss)	44,735,546	(272,260)	45,383,620	353,930
Dividends accrued on preferred shares	0	(377,819)	0	(1,133,458)

Net income (loss) applicable to common shares	$44,735,546	$(650,079)	$45,383,620	$(779,528)

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007		2008	2007
Average common shares outstanding	6,393,093		6,280,931	6,350,561		6,422,040

Average common and common equivalent shares outstanding	7,133,093		6,280,931	6,981,511		6,422,040

Basic income (loss) per common share:
From continuing operations	$7.00		$(0.10)	$7.15		$(0.27)
From discontinued operations	0		0	0		0.15

Net basic income (loss) per common share	$7.00		$(0.10)	$7.15		$(0.12)

Diluted income per common share:
From continuing operations	$6.27	$	n/a	$6.50	$	n/a
From discontinued operations	0		n/a	0		n/a

Net diluted income per common share	$6.27	$	n/a	$6.50	$	n/a

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$44,735,546	$(272,260)	$45,383,620	$353,930
Unrealized gain (loss) on marketable securities, net of income taxes	(1,084,428)	(222,480)	(4,679,634)	967,607

Comprehensive income (loss)	$43,651,118	$(494,740)	$40,703,986	$1,321,537

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended June 30, 2008

(Unaudited)

	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income	Notes Receivable from Stockholders	Treasury Stock	Total
Balances, October 1, 2007	$62,809	$61,482,194	$(63,507,905)	$4,122,320	$0	$(87,774)	$2,071,644
Net income			45,383,620				45,383,620
Common shares retired	(626)	(626,651)	(1,876,883)				(2,504,160)
Stock options exercised	1,129	111,721			(111,721)		1,129
Stock options granted		2,406,315					2,406,315
Unrealized loss on marketable securities				(4,679,635)			(4,679,635)

Balances, June 30, 2008	$63,312	$63,373,579	$(20,001,168)	$(557,315)	$(111,721)	$(87,774)	$42,678,913

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income	$45,383,620	$353,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciations and amortization	3,212,262	3,986,966
Stock-based compensation expense	2,406,315	0
Termination of land sale purchase option	(67,130,836)	0
Gain from settlement of liabilities	(1,060,576)	0
Disposal gain, discontinued component, net of tax effect	0	(948,250)
Gain on sale of assets, continuing operations	(7,628)	0
Loss on sale of marketable securities	2,353,836	0
Change in assets and liabilities:
Accounts receivable	941,459	1,005,699
Inventories	57,791	(68,785)
Prepaid expenses and other	201,806	124,058
Deferred income taxes	23,179,438	180,956
Other assets	(165,826)	(17,615)
Accounts payable	(532,373)	261,561
Interest payable	(1,151,721)	(913,998)
Other accrued expenses	(87,585)	57,240
Other liabilities	(2,227,088)	(2,490,426)

Net cash provided by operating activities	5,372,894	1,531,336

Cash flows from investing activities:
Proceeds from disposal of discontinued component	0	1,800,000
Proceeds from sale of assets, continuing operations	33,036	9,683
Payments received on sale or extension of land purchase option	17,379,169	41,672,500
Capital expenditures	(439,987)	(518,351)
Marketable securities purchased	(10,217,590)	(1,172,032)
Marketable securities sold or redeemed	6,712,220	28,787

Net cash provided by investing activities	13,466,848	41,820,587

Cash flows from financing activities:
Payments on debt and obligation under capital lease	(2,914,035)	(2,138,289)
Note receivable	0	29,800
Common stock purchased and retired	(2,504,160)	0
Preferred stock redeemed and retired	(209,572)	0
Stock options exercised	1,129	37,700
Cancellation of stock option exercise	0	(4,364)

Net cash used in financing activities	(5,626,638)	(2,075,153)

Increase in cash and cash equivalents	13,213,104	41,276,770
Cash and cash equivalents, beginning of period	27,484,222	6,187,533

Cash and cash equivalents, end of period	$40,697,326	$47,464,303

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and General Information

The primary business operations of Archon Corporation (the “Company” or “Archon”) are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, currently rented and also owns rental properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

The consolidated financial statements included herein have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results for the interim periods have been made. The results for the current three and nine month periods are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended Annual Report on Form 10-K/A Amendment #1 for the year ended September 30, 2007, from which the balance sheet information as of that date is derived.

Income (Loss) Per Common Share. Dilutive stock options of approximately 740,000 were included in calculations of diluted income per common share for the three and nine months ended June 30, 2008. These options were not used to calculate dilution in loss periods, which is not presented because losses result in antidilution.

Uninsured Deposits. At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.

Reclassifications. Certain reclassifications have been made in prior year’s consolidated financial statements to conform to the presentations used in fiscal 2008. These reclassifications include the recharacterization of $41.7 million received on the sale and extension of a land purchase option that were originally reported as operating activities on the statement of cash flows for the nine months ended June 30, 2007, to investing activities.

2.	Federal Income Tax

For the fiscal year ending September 30, 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

3.	Termination of Option to Purchase Las Vegas Boulevard Land

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to two different lessees for an aggregate amount of $0.4 million per month. Both leases may be terminated with sixty days written notice in the event the Property is sold to a third party.

On June 24, 2006, SLVC entered into an Option Agreement (the “Agreement”) between SLVC and LVTI, LLC, a Delaware limited liability company (“LVTI”), granting LVTI the option to purchase the Property on certain terms and conditions. Pursuant to the Agreement, LVTI was required to make a payment to SLVC in the amount of $2.9 million on or before June 2, 2008. LVTI failed to make the June 2008 payment, and SLVC formally terminated the Agreement by written notice on June 3, 2008. A Confirmation of Termination of Option Agreement was executed by both SLVC and LVTI, and this document was recorded in the Office of the Clark County, Nevada, Recorder on June 10, 2008. As a result of the termination of the Agreement, the Company has realized $67.1 million of income during the period ended June 30, 2008. This income is the sum of all payments made to SLVC under the terms of the Agreement prior to termination of the option.

4.	Sale of Gaithersburg Property

Commencing December 15, 2003, SFHI, LLC, owned by SFHI, Inc., a wholly owned subsidiary of the Company, and Avalon Bay Communities, Inc. a Maryland corporation (“Avalon Bay”), entered into various agreements wherein the parties jointly sought certain approvals and consents from the City of Gaithersburg, Maryland (the “City”), of plans to develop a 51-acre parcel of land (the “Property”) located within the City and now owned by the Company. The preliminary agreements stated that if the Company and Avalon Bay were successful in obtaining the necessary developmental approvals and consents, the Company would then sell the Property to Avalon Bay. While preliminary discussions with the City have not been successful and the required approvals have not been obtained, efforts continue in this regard.

Alternatively, the Company and Avalon Bay have been seeking a formal commitment from Montgomery County, Maryland, (the "County") for the County to acquire the Property through a property exchange with Avalon Bay. The County is currently conducting testing and physical inspections of the Property to further that property exchange proposal and to determine its feasibility.

In the event that the required approvals and consents can be obtained from the City or, alternatively, the property exchange can be finalized with the County, and subject to closing conditions, the Company will sell (or assist in the sale of) the Property to Avalon Bay or its designee for $78.5 million. Should the sale occur at the above referenced sales price, the estimated pre-tax gain would be approximately $24 million.

The Company and Avalon Bay are in the process of drafting a Restated Purchase and Sale Contract (the “Contract”), reflecting the $78.5 million purchase price. Upon full execution of the Contract the Company will file a Form 8-K to which a copy of the Contract will be appended. In addition to other terms and conditions, the Contract provides that approvals and other conditions to closing the sale must be satisfied or waived by Avalon Bay on or before December 31, 2008. This closing deadline may be extended by Avalon Bay, up to a maximum of 180 days, by the payment of extension fees of $50,000 per month, which fees shall be applicable to the purchase price, but shall be non-refundable in the event Avalon Bay does not complete the purchase.

5.	Common Stock Tender Offer

During the quarter ended June 30, 2008, the Company offered to purchase up to 600,000 shares of its Common Stock, par value $.01 per share, at a price of $40.00 per share, upon the terms and subject to the conditions set forth in its Offer to Purchase dated May 19, 2008 and filed with the SEC on or about the same date. The offer was made available to all shareholders but stated a preference for odd-lot shareholders owning fewer than 100 total shares. The Offer to Purchase was concluded on June 20, 2008, at 5:00p.m. Eastern Daylight time. A total of 62,604 shares of Common Stock were tendered and eligible for purchase by the Company. The Company purchased all 62,604 shares for a total price of approximately $2.5 million.

6.	Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of August 13, 2008, the holders of 4,257,381 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Laminar Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. The Company intends on appealing the Court's decision to the Ninth Circuit Court of Appeals.

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

Although the Company reserves all rights as to any former preferred stockholders who are not part of the actions set forth above, if applied to all of the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

Management is unable to estimate the minimum cost to be incurred, if any, as a result of the ultimate outcome of this matter and, therefore, has made no provision in the financial statements.

7.	Stock-Based Compensation

The following table summarizes stock option activity during the nine months ended June 30, 2008 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2007:	705	$9.30	3.4 yrs.	$13,121
Granted	440	$33.25	10.0 yrs.	$1,210
Exercised	113	1.00	N/A	N/A
Canceled	292	1.00	N/A	N/A
Options outstanding at June 30, 2008	740	$28.08	8.5 yrs.	$3,175
Exercisable at June 30, 2008	740	$28.08	8.5 yrs.	$3,175

As of June 30, 2008, there was no unrecognized compensation cost related to unvested stock options. There were no options exercised in the third quarter of fiscal 2008. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to the exercise of vested options as a result of net operating loss carryforwards.

8.	Discontinued Operations

In October 2006, the Company sold rental real estate with a net book value of $0.4 million for $1.8 million. A gain of $0.9 million, net of taxes of $0.5 million, on the sale was recorded as a disposal gain from discontinued operations. The operating results from this rental property were insignificant and, therefore, are not presented as discontinued operations.

9.	Segment Information

The Company’s operations are in the hotel/casino industry and rental properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. The Company owns rental properties in Dorchester, Massachusetts and Gaithersburg, Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Set forth below is the unaudited financial information for the segments in which the Company operates for the three- month and nine month periods ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007
	(dollars in thousands)
Pioneer Hotel / Casino:
Net operating revenues	$6,523	$7,402
Operating loss	(507)	(445)
Depreciation and amortization	385	500
Interest expense	326	322
Interest and other income	3	3
Income / (loss) before income taxes	230	(763)
Capital expenditures / transfers	258	212

Rental Properties:
Net operating revenues	$3,101	$3,101
Operating income	2,450	2,308
Depreciation and amortization	650	793
Interest expense	1,791	1,833
Interest and other income	1	1
Income before income taxes	660	475
Capital expenditures / transfers	0	0

Other and Eliminations:
Net operating revenues	$906	$628
Operating loss	(681)	(495)
Depreciation and amortization	36	26
Interest expense	(48)	(46)
Interest and other income	392	324
Income / (loss) before income taxes	66,891	(125)
Capital expenditures / transfers	0	131

Total:
Net operating revenues	$10,530	$11,131
Operating income	1,262	1,368
Depreciation and amortization	1,071	1,319
Interest expense	2,069	2,109
Interest and other income	396	328
Income / (loss) before income taxes	67,781	(413)
Capital expenditures / transfers	258	343

	Nine Months Ended June 30,
	2008	2007
	(dollars in thousands)
Pioneer Hotel / Casino:
Net operating revenues	$20,179	$23,128
Operating loss	(1,657)	(670)
Depreciation and amortization	1,156	1,541
Interest expense	897	980
Interest and other income	9	9
Loss before income taxes	(1,485)	(1,642)
Capital expenditures / transfers	292	247
Identifiable assets (1)	27,471	28,415

Rental Properties:
Net operating revenues	$9,302	$9,302
Operating income	7,351	6,923
Depreciation and amortization	1,950	2,379
Interest expense	5,405	5,519
Interest and other income	3	2
Income before income taxes	1,949	1,406
Capital expenditures / transfers	0	0
Identifiable assets (1)	127,316	129,515

Other and Eliminations:
Net operating revenues	$4,021	$1,647
Operating loss	(2,426)	(1,294)
Depreciation and amortization	106	77
Interest expense	(142)	(136)
Interest and other income	3,452	470
Income / (loss) before income taxes	68,299	(687)
Capital expenditures / transfers	148	271
Identifiable assets (1)	68,527	78,919

Total:
Net operating revenues	$33,502	$34,077
Operating income	3,268	4,959
Depreciation and amortization	3,212	3,997
Interest expense	6,160	6,363
Interest and other income	3,464	481
Income / (loss) before income taxes	68,763	(923)
Capital expenditures / transfers	440	518
Identifiable assets (1)	223,314	236,849

(1)	Identifiable assets represent total assets less elimination for intercompany items.

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

General

Overview of Business Operations and Trends

The Company, historically, has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has subsequently divested certain of these properties. Presently, the Company operates the Pioneer Hotel & Gambling Hall (“the Pioneer”) in Laughlin, Nevada. The Company also owns property on Las Vegas Boulevard (“the Strip”) in Las Vegas, Nevada that had been subject to an option agreement entered into in fiscal 2006 whereby the optionee had the right to purchase the property from the Company for $475 million. The Company through it wholly-owned subsidiary formally terminated the Agreement by written notice on June 3, 2008 when a required payment of $2.9 million was not received.

The Pioneer has experienced a flattening and, to a certain extent, a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Harsh economic conditions impacting customers, including high fuel costs, has significantly reduced disposable income, and limited their travel and gaming practices. Management believes Laughlin is a mature market with marginal growth forecasted for the next few years based on its current plans.

The Company also owns rental properties on the East Coast but these rental properties do not contribute significant profitability or net cash flow to the Company.

Management believes the recent revenue and expense trends at the Pioneer may not change significantly over the next few years.

Rental Properties

During fiscal year 2001, the Company acquired certain rental properties as part of a Section 1031 exchange. The rental properties are located in Gaithersburg, Maryland and Dorchester, Massachusetts. The Company acquired the properties and nonrecourse debt associated with the properties which are subject to long-term leases. Tenants remit payments to banks according to the terms of the leases and notes. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $12.4 million annually and will remain at this level until approximately

2020. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $3.2 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the leases and debt amortization, the fair market values of the properties may be different than its book values. Interest is presently being expensed at approximately $7.0 million annually and will decrease in relation to debt principal reductions through 2020.

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

Income Taxes. The Company has recorded deferred tax assets related to net operating losses as the Company is able to offset these assets with deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences which established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future a valuation allowance may need to be recorded, which would impact the Company’s future results of operations. Annualized effective income tax rates for calculating interim period provisions and benefits have been estimated to be not significantly different than the estimated annual effective rate and the statutory rate. Although Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,

became effective for the year ending September 30, 2008, based on its evaluation, management determined that FIN 48 did not have a material effect on the financial statements or either the net operating loss carryovers or the related deferred tax assets or valuation allowance.

Results of Operations—Nine Months Ended June 30, 2008 and 2007

General

During the nine months ended June 30, 2008, the Company’s net operating revenues decreased $1.1 million and operating expenses increased $0.6 million, resulting in a decrease in operating income of $1.7 million from the nine months ended June 30, 2007. The change in operating results was primarily due to a decrease in revenues at the Pioneer, partially offset by higher revenues at corporate. The operating results at the rental properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the nine months ended June 30, 2008 were $33.5 million, a $1.1 million decrease or 3%, as compared to $34.6 million for the nine months ended June 30, 2007. The change in net operating revenues was related to higher interest income from deposits received on the land sale option, which was more than offset by lower casino revenues at the Pioneer. Revenues at the Pioneer for the nine months ended June 30, 2008 were $20.2 million, a $2.9 million decrease or 13%, as compared to $23.1 million for the nine months ended June 30, 2007. Revenues from the investment properties were $9.3 million for each of the nine months ended June 30, 2008 and 2007. Revenues at Corporate for the nine months ended June 30, 2008 increased $1.9 million as compared to the nine months ended June 30, 2007.

Operating Expenses. Total operating expenses for the nine months ended June 30, 2008 were $30.2 million, a $0.6 million increase or 2%, as compared to $29.6 million for the nine months ended June 30, 2007. The change in operating expenses resulted from an increase in corporate stock-based compensation expense of $2.4 million, combined with an increase in other expenses of $0.2 million, offset by a $2.0 million reduction in operating expenses at the Pioneer. Total operating expenses as a percentage of revenue increased to 90% in the current year period from 86% in the prior year period, as a result of the lower revenues and higher operating expenses. Operating expenses at the Pioneer for the nine months ended June 30, 2008 were approximately $21.8 million, a $2.0 million decrease or 8%, as compared to $23.8 million for the nine months ended June 30, 2007.

Operating Income. Consolidated operating income for the nine months ended June 30, 2008 was $3.3 million, an approximate $1.6 million decrease or 34%, as compared to $4.9 million for the nine months ended June 30, 2007. This decrease was due to the aforementioned change in corporate and Pioneer operating income and expenses. Operating income for the nine months ended June 30, 2008 at the rental properties increased by $0.4 million to an operating income of $7.4 million. Operating income at the Pioneer decreased by $1.0 million to an operating loss of $1.7 million for the nine months ended June 30, 2008. The operating loss at corporate increased by $1.1 million to $2.4 million for the nine months ended June 30, 2008.

Interest Expense. Consolidated interest expense for the nine months ended June 30, 2008 was $6.2 million, a $0.2 million decrease or 3%, as compared to $6.4 million for the nine months ended June 30, 2007. The decrease was primarily due to the reduction of nonrecourse debt associated with the rental properties.

Income Realized Upon Termination of Land Sale Option. During the nine months ended June 30, 2008, the Company realized income of $67.1 million, from nonrefundable deposits associated with a terminated land sale option, on an owned rental property.

Gain from Settlement of Liabilities. During the nine months ended June 30, 2008 the Company realized a gain of $1.1 million, from settlement of a debt associated with the Pioneer.

Interest and Other Income. Consolidated interest and other income for the nine months ended June 30, 2008 was $3.5 million, a $3.0 million increase or 620%, as compared to $0.5 million for the nine months ended June 30, 2007. The increase was primarily due to the increase in cash flows from operating and investing activities.

Federal Income Tax. The Company recorded a federal income tax expense for the nine months ended June 30, 2008 of $23.4 million based on estimated annual effective rates. The Company recorded a net federal income tax provision of $0.2 million for the nine months ended June 30, 2007 comprised of a $0.3 million tax benefit on continuing operations and a $0.5 million provision on discontinued operations.

Net Income (Loss) Applicable to Common Shares. Consolidated net income attributable to common shares for the nine months ended June 30, 2008 was $45.4 million, or $7.15 per common share, as compared to net loss attributable to common shares of $0.8 million, or $0.27 per common share, for the nine months ended June 30, 2007.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer for the nine months ended June 30, 2008 were $20.2 million, a $2.9 million decrease or 13%, as compared to $23.1 million for the nine months ended June 30, 2007 primarily due to the reasons set forth below.

Casino revenues for the nine months ended June 30, 2008 were $16.0 million, a $2.2 million decrease or 12%, as compared to $18.2 million for the nine months ended June 30, 2007. Slot and video poker revenues for the nine months ended June 30, 2008 were $14.5 million, a $2.1 million decrease or 13%, as compared to $16.6 million for the nine months ended June 30, 2007. Other gaming revenues, including table games were relatively unchanged at $1.6 million for the nine months ended June 30, 2008 and June 30, 2007. Casino promotional allowances were $4.3 million compared to $4.6 million, a decrease of $0.3 million.

Hotel revenues for the nine months ended June 30, 2008 were $1.7 million, a $0.4 million decrease or 20%, as compared to $2.1 million for the nine months ended June 30, 2007. A decrease in rooms occupied was partially offset by an increase in the average room rate. Food and beverage revenues for the nine months ended June 30, 2008 were $5.6 million, a slight decrease or 1%, as compared to $5.7 million for the nine months ended June 30, 2007. Other revenues for the nine months ended June 30, 2008 were $1.2 million, a $0.5 million decrease or 30%, as compared to $1.7 million for the nine months ended June 30, 2007.

Operating Expenses. Operating expenses for the nine months ended June 30, 2008 were approximately $21.8 million a $2.0 million decrease or 8%, from $23.8 million for the nine months ended June 30, 2007. The decrease was primarily associated with the reduction in the operating revenues. Operating expenses as a percentage of revenue increased to 108% in the current year period from 103% in the prior year period.

Casino expenses for the nine months ended June 30, 2008 were $9.4 million, an approximate $0.9 million decrease or 9%, as compared to $10.3 million for the nine months ended June 30, 2007. Casino expenses as a percentage of revenue increased to 46% in the current year period from 45% in the prior year period.

Hotel expenses for the nine months ended June 30, 2008 were $0.8 million, a $0.1 million decrease or 10%, as compared to $0.9 million for the nine months ended June 30, 2007, due to the decrease in occupied rooms and associated expenses. Hotel expenses as a percentage of revenue were 4% in both the current and prior year periods. Food and beverage expenses for the nine months ended June 30, 2008 were $3.3 million, a $0.1 million increase or 5%, as compared to $3.2 million for the nine months ended June 30, 2007. Food and beverage expenses as a percentage of revenue increased to 17% in the current year period from 14% in the prior period. Other expenses for the nine months ended June 30, 2008 were $0.8 million, a $0.6 million decrease or 45%, as compared to $1.4 million for the nine months ended June 30, 2007. Other expenses as a percentage of revenue declined to 4% in the current year period from 6% in the prior year period.

Selling, general and administrative expenses were relatively unchanged at approximately $3.4 million for the nine months ended June 30, 2008 and 2007. Selling, general and administrative expenses as a percentage of revenue increased to 17% in the current year period from 15% in the prior year period. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were relatively unchanged at $3.0 million for the nine months ended June 30, 2008 and 2007. Utilities and property expenses as a percentage of revenue increased to 15% in the current year period from 13% in the prior year period. Depreciation and amortization expenses for the nine months ended June 30, 2008 were approximately $1.1 million, a $0.4 million decrease or 25%, as compared to $1.5 million for the nine months ended June 30, 2007.

Results of Operations—Three Months Ended June 30, 2008 and 2007

General

During the quarter ended June 30, 2008, the Company’s net operating revenues decreased $0.6 million and operating expenses decreased $0.5 million, resulting in a decrease in operating income of $0.1 million as compared to the three months ended June 30, 2007. The change in operating results was primarily due to the economic conditions which are currently impacting the customers of the Pioneer. The operating results at the rental properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues were $10.5 million for the quarter ended June 30, 2008, a $0.6 million or 5% decrease, from $11.1 million for the quarter ended June 30, 2007. Revenues at the Pioneer of $6.5 million for the three months ended June 30, 2008 decreased $0.9 million, or 12%, from $7.4 million for the three months ended June 30, 2007. Income from the rental properties was approximately $3.1 million for the three months ended June 30, 2008 and 2007. Revenues at corporate increased $0.3 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, related to higher interest income from deposits received on the land sale option.

Operating Expenses. Total operating expenses for the three months ended June 30, 2008 were $9.3 million, a $0.5 million decrease or 5%, as compared to $9.8 million for the three months ended June 30, 2007. Total operating expenses as a percentage of revenue was held to 88% for the three months ended June 30, 2008 and 2007.

Operating Income. Consolidated operating income for the three months ended June 30, 2008 was $1.3 million, a $0.1 million decrease, as compared to $1.4 million for the three months ended June 30, 2007. The decrease was due to the aforementioned decrease in operating revenues and expenses. Operating income increased $0.2 million, or 6%, to $2.5 million for the three months ended June 30, 2008, from $2.3 million for the three months ended June 30, 2007, at the rental properties. Operating loss at the Pioneer for the three months ended June 30, 2008 was $0.5 million, a $0.1 million increase, or 14%, as compared to $0.4 million for the three months ended June 30, 2007. The operating losses at corporate increased by $0.2 million to $0.7 million. Operating income changes are a result of the aforementioned changes in operating revenues and expenses.

Interest Expense. Consolidated interest expense for the three months ended June 30, 2008 was $2.1 million, relatively unchanged from the three months ended June 30, 2007.

Income Realized Upon Termination of Land Sale Option. During the quarter ended June 30, 2008, the Company realized income of $67.1 million, from nonrefundable deposits associated with a terminated land sale option, on an owned rental property.

Gain from Settlement of liabilities. During the three months ended June 30, 2008 the Company realized a gain of $1.1 million, from settlement of a debt associated with the Pioneer.

Interest and Other Income. Consolidated interest and other income for the three months ended June 30, 2008 was $0.4 million, a $0.1 million increase, as compared to $0.3 million for the three months ended June 30, 2007.

Income (Loss) Before Income Tax (Expense) Benefit and Discontinued Operations. Consolidated income before income tax and discontinued operations for the three months ended June 30, 2008 was $67.8 million, a $68.2 million increase, as compared to a $0.4 million loss for the three months ended June 30, 2007.

Federal Income Tax. The Company recorded a federal income tax expense for the three months ended June 30, 2008 of $23.0 million as compared to a $0.1 million benefit for the three months ended June 30, 2007 based on estimated annual effective rates.

Preferred Share Dividends. Undeclared preferred share dividends were not recorded in the stockholders’ equity section of the balance sheet; the Company had elected at its sole discretion to redeem its preferred stock on August 31, 2007. However, dividends of approximately $0.4 million for the three months ended June 30, 2007 were accrued on the preferred stock for purposes of calculating net loss applicable to common shares.

Net Income (Loss) Applicable to Common Shares. Consolidated net income attributable to common shares for the three months ended June 30, 2008 was $44.7 million, or $7.00 per common share, as compared to net loss attributable to common shares of $0.7 million, or $0.10 per common share, for the three months ended June 30, 2007.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer for the three months ended June 30, 2008 were $6.5 million, a $0.9 million decrease or 12%, as compared to $7.4 million for the three months ended June 30, 2007, primarily for the reasons set forth below.

Casino revenues for the three months ended June 30, 2008 were $4.8 million, a $0.7 million decrease or 12%, as compared to $5.5 million for the three months ended June 30, 2007. Slot and video poker revenues for the three months ended June 30, 2008 were $4.3 million, a $0.7 million decrease or 14%, as compared to $5.0 million for the three months ended June 30, 2007. Management believes the lower slot handle was a direct result of the weaker economic conditions impacting the Laughlin market. Other gaming revenues, including table games, were relatively unchanged at $0.6 million, for the three months ended June 30, 2008 and 2007. Casino promotional allowances for the quarter ended June 30, 2008 were $1.3 million, a $0.1 million decrease or 4%, as compared to $1.4 million for the three months ended June 30, 2007.

Hotel revenues for the quarter ended June 30, 2008 were $0.6 million, an approximately $0.2 million decrease or 20%, as compared to $0.8 million for the three months ended June 30, 2007. Food and beverage revenues were unchanged at $1.9 million for the three months ended June 30, 2008 and 2007. Other revenues for the three months ended June 30, 2008 were $0.5 million, a $0.1 million decrease or 11%, as compared to $0.6 million for the three months ended June 30, 2007.

Operating Expenses. Operating expenses for the quarter ended June 30, 2008 were $7.0 million, a $0.8 million decrease or 10%, as compared to $7.8 million for the three months ended June 30, 2007. Operating expenses as a percentage of revenue increased to 108% from 106% as a result of the aforementioned lower revenues.

Casino expenses for the three months ended June 30, 2008 were $2.8 million, a $0.4 million decrease or 11%, as compared to $3.2 million for the three months ended June 30, 2007. Casino expenses as a percentage of revenue were at 43% in both of the three months ended June 30, 2008 and 2007.

Hotel expenses were relatively unchanged at $0.3 million in both of the three months ended June 30, 2008 and 2007. Hotel expenses as a percentage of revenue increased to 5% for the three months ended June 30, 2008 from 4% for the three months ended June 30, 2007. Food and beverage expenses were relatively unchanged at $1.2 million in both of the three months ended June 30, 2008 and 2007. Food and beverage expenses as a percentage of revenue increased to 18% for the three months ended June 30, 2008 from 16% for the three months ended June 30, 2007. Other expenses for the three months ended June 30, 2008 were $0.2 million, an approximate $0.3 million decrease or 51%, as compared to $0.5 million for the three months ended June 30, 2007. Other expenses as a percentage of revenue decreased to 3% for the three months ended June 30, 2008 from 6% for the three months ended June 30, 2007.

Selling, general and administrative expenses were unchanged at $1.1 million in both of the three months ended June 30, 2008 and 2007. Selling, general and administrative expenses as a percentage of revenue increased to 17% for the three months ended June 30, 2008 from 15% for the three months ended June 30, 2007. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were relatively unchanged at approximately $1.0 million in both of the three months ended June 30, 2008 and 2007. Utilities and property expenses as a percentage of revenue increased to 16% for the three months ended June 30, 2008 from 14% for the three months ended June 30, 2007. Depreciation and amortization expenses for the three months ended June 30, 2008 were $0.4 million, a $0.1 million decrease or 23%, as compared to $0.5 million for the three months ended June 30, 2007.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s September 30th fiscal year contractual obligations and commitments as of June 30, 2008 (for the nine-month period ending September 30, 2008 and for the fiscal years ending September 30, 2009, 2010, 2011, 2012, 2013, 2014 and thereafter) (amounts in thousands).:

	Payments Due By Periods (1)
	2008	2009	2010	2011	2012	2013	2014 and thereafter	Total
Nonrecourse debt:
Gaithersburg	$2,491	$2,828	$3,186	$3,573	$3,987	$4,448	$25,107	$45,620
Sovereign	0	0	0	0	0	0	31,199	31,199
Debt:
Equipment	104	52	0	0	0	0	0	156
Mortgage obligation	9,810	0	0	0	0	0	0	9,810
Operating leases:
Ground lease	387	387	387	387	387	387	25,182	27,504
Corporate offices	59	30	0	0	0	0	0	89

Total	$12,851	$3,297	$3,573	$3,960	$4,374	$4,835	$81,488	$114,378

(1)

The Company is required to make the following cash interest payments related to the foregoing debt obligations: (i) Nonrecourse debt—$7.0 million (2008), $6.8 million (2009), $6.6 million (2010), $6.3 million (2011), $6.1 million (2012), $5.8 million (2013) and $28.1 million (2014 and thereafter)), and (ii) Long-term debt—$1.1 million (2008), $0 million (2009), $0 million (2010), $0 million (2011), $0 million (2012), $0 million (2013) and $0 million (2014 and thereafter).

The Company has no significant purchase commitments or obligations other than those included in the foregoing table.

The Company’s ability to service its contractual obligations and commitments, other than the nonrecourse debt, will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which are beyond the Company’s control. In addition, the Company will be dependent on the continued ability of the tenants in the rental properties in Gaithersburg, Maryland and Dorchester, Massachusetts to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s nonrecourse debt obligations related to the properties.

Effective May 20, 2008, the Company completed a new bank credit facility for $29.0 million of which $9.8 million is outstanding and $19.2 million remains available to the Company. The bank credit facility is due on May 20, 2009 and its interest rate is 0.50% over prime with a floor of 6%. The interest rate is currently at 6.25%. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board, and his wife, who is the Executive Vice President, Secretary and Treasurer of the Company.

Liquidity. The rental properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

The Company has a balloon payment due in May 20, 2009 of approximately $9.8 million related to debt owed to a bank. The Company has cash reserves sufficient to pay the obligation in full when it becomes due and payable on May 20, 2009. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board, and his wife, who is the Executive Vice President, Secretary and Treasurer of the Company.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $5.4 million for the nine months ended June 30, 2008 as compared to $1.5 million for the nine months ended June 30, 2007.

Cash Flows from Investing Activities. Cash provided by investing activities was $13.5 million for the nine months ended June 30, 2008, as compared to cash provided by investing activities of $41.8 million for the nine months ended June 30, 2007. In the current year period, the Company received $17.4 million in payments on sale or extension of the land purchase option, $6.7 million in marketable securities sold or redeemed; which was offset by purchases of marketable securities of $10.2 million and $0.4 million in capital expenditures. In the prior year period, the Company received $1.8 million from the sale of property and equipment, which was offset by purchases of marketable securities of $1.2 million and $0.5 million in capital expenditures.

Cash Used in Financing Activities. Cash used in financing activities was $5.6 million for the nine months ended June 30, 2008 as compared to $2.1 million for the nine months ended June 30, 2007. In the current year period, $2.9 million was used for debt payments, $2.5 million for the purchase and retirement of common stock and $0.2 million for the redemption and retirement of preferred stock. In the prior year period, $2.1 million was used for debt payments.

The Company’s primary source of operating cash is from the Pioneer operations, from interest income on available cash and cash equivalents and investments in marketable securities and, to a lesser extent, from net cash generated from the leasing of certain land owned on the Las Vegas strip. Rental income from the Company’s two rental properties is contractually committed to reducing the nonrecourse indebtedness issued or assumed in connection with the acquisition of the rental properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property. SLVC, an indirect wholly-owned subsidiary of the Company, owns an approximately 27-acre parcel of real property on Las Vegas Boulevard South which is subject to a lease with the adjacent property owner to facilitate development of the adjacent property.

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

Payments of rent were approximately $0.3 million in each of the nine months ended June 30, 2008 and 2007, respectively. Capital expenditures to maintain the facility in fiscal 2008 are expected to be less than $1.0 million.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of August 13, 2008, the holders of 4,257,381 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Laminar Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. The Company intends on appealing the Court's decision to the Ninth Circuit Court of Appeals.

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

Although the Company reserves all rights as to any former preferred stockholders who are not part of the actions set forth above, if applied to all of the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

Management is unable to estimate the minimum cost to be incurred, if any, as a result of the ultimate outcome of this matter and, therefore, has made no provision in the financial statements.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS 157 and 159 were scheduled to become effective for us for fiscal year 2009, including interim periods within that year; however, the effective date for SFAS 157 has been delayed one year for nonfinancial assets and liabilities (of which we have none at this time). SFAS 157 will have the effect of requiring additional disclosures in fiscal 2009 about the valuation of our investments in marketable securities. We do not now expect any other effects of SFAS 157 or 159, which will be entirely optional, and it is unlikely that we will choose to value assets or liabilities at fair value.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS 133. SFAS 161, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for us beginning on October 1, 2009. However, since we do not now have, nor do we contemplate issuing or obtaining any derivative instruments, or engaging in any hedging activities, in the foreseeable future, we do not currently expect any effect on our future financial statements of adopting SFAS 161 when effective.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Excluding its nonrecourse debt, the Company has total interest-bearing debt at June 30, 2008 of approximately $10.0 million, of which approximately $9.8 million bears interest at a variable rate (approximately 6.25% at June 30, 2008). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $99,000 change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

In Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2007, filed on January 24, 2008, we previously reported that in connection with its annual audit for that year, our independent certified public accounting firm reported to the Company’s Audit Committee a material weakness in our controls over financial reporting consisting of insufficient resources and that management intended to remedy this condition by retaining a third party consultant to assist with its financial reporting responsibilities. Management has engaged a suitably qualified outside consultant.

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. Other than as stated in the proceeding paragraph, there have not been any changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report.

ARCHON CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation:

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of August 13, 2008, the holders of 4,257,381 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, the following institutional investors: D. E. Shaw Laminar Portfolios, L.L.C., LC Capital Master Fund, Ltd, LC Capital/Capital Z SPV, LP, Magten Asset Management Corp, Mercury Real Estate Securities Fund LP, Mercury Real Estate Securities Offshore Fund Limited, Black Horse Capital LP, Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd, and Plainfield Special Situations Master Fund Limited filed an action against the registrant in the United States District Court for The District of Nevada entitled D.E. Shaw Laminar Portfolios, LLC; et al. v. Archon Corporation, 2:07-CV-01146-PMP-LRL (D. Nev.). The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Laminar Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered by the Laminar Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Laminar Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Laminar Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Laminar Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. The Company intends on appealing the Court's decision to the Ninth Circuit Court of Appeals.

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

Although the Company reserves all rights as to any former preferred stockholders who are not part of the actions set forth above, if applied to all of the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

Management is unable to estimate the minimum cost to be incurred, if any, as a result of the ultimate outcome of this matter and, therefore, has made no provision in the financial statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Stockholders and investors may obtain a free copy of the information statement (when available) and other related documents filed by the Company with the SEC at its website at www.sec.gov.

At the Annual Meeting of Stockholders held on June 30, 2008, common stockholders elected two directors and voted on a proposal to ratify the selection of Piercy Bowler Taylor & Kern (“PBTK”) as the Company’s public accountants.

The Directors whose terms in office continued after the meeting are as follows:

Term Expires
Paul W. Lowden	2011
William J. Raggio	2011
John W. Delaney	2009
Howard E. Foster	2009
Suzanne Lowden	2010
Richard H. Taggart	2010

There were 6,399,791 shares of Common Stock entitled to vote at the meeting. A total of 6,328,372 votes (98.9%) were represented at the meeting. The result of the vote taken on the election of Directors elected by the common stockholders to hold office until the 2010 Annual Meeting of Stockholders and until her successor is elected and has qualified is as follows:

	For	Withheld
Paul W. Lowden	5.600,189	728,183
William J. Raggio	5,599,567	728,805

The result of the vote taken for ratification of the selection of PBTK as the Company’s independent registered public accounting firm and approval of the Company’s financial statements as of September 30, 2007 are as follows:

For	Against	Abstain	Broker Non-Vote
5,752,995	561,559	14,817	0

Item 5. Other Information

On June 30, 2008, Ms. Suzanne Lowden was reelected to be the Company’s Executive Vice President, Treasurer and Secretary. Earlier in the year, Ms. Lowden had been the Company’s Executive Vice President, Treasurer and Assistant Secretary.

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

Date:     August 13, 2008