Form 10-K
period 2008-09-30
ARCHON CORP
filed 2009-01-13
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $52,233,430. The market value was computed by reference to the closing price of the common stock as of March 31, 2008.

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

6,329,177 as of January 09, 2009

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

YEAR ENDED SEPTEMBER 30, 2008

i

PART I

Item 1.	BUSINESS

General

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada (See Land Held for Development), and rental properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

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

Revenues. The primary source of revenues to the Company’s hotel-casino operations is gaming, which represented approximately 47% and 52% in 2008 and 2007, respectively, of total revenues. The Pioneer contributed 100% in fiscal 2008 and 2007 to total gaming revenues. As of September 30, 2008, the Pioneer had approximately 733 slot machines, six blackjack tables (“21”), one craps table, one roulette wheel and five other gaming tables. In addition, the Pioneer offers keno.

Market. The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California, retirees who reside in the Northeast and Midwest United States and Canada and travel to the Southwest United States during the winter months, and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona. The occupancy rates at the Pioneer were approximately 43% and 56% in fiscal years 2008 and 2007, respectively.

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

Management and Personnel

As of December 9, 2008, the Company employed 12 executive and administrative personnel and the Pioneer employed approximately 459 persons.

Competition

In addition to competing with the hotel-casinos in Laughlin, the Pioneer also competes with the hotel-casinos in Las Vegas and those situated on Interstate-15 (the principal highway between Las Vegas and Southern California) near the California-Nevada state line. In March 2000, California voters approved an amendment to the California constitution that permits compacts allowing Native American tribes to operate in excess of 100,000 slot machines in addition to banked card games and lotteries. Management believes that Native American casinos in Southern California, Arizona and New Mexico have had an adverse impact on the Laughlin market, including the Pioneer, by drawing visitors away from the market.

Rental Properties

The Company acquired rental properties in Dorchester, Massachusetts and Gaithersburg, Maryland in March 2001. The Dorchester, Massachusetts property is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

The property in Gaithersburg, Maryland is located on 51 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Gaithersburg, Maryland, property was under contract to be sold if certain conditions precedent were satisfied by

December 31, 2008, or by a later date if the deadline had been extended pursuant to the terms of the contract. The buyer’s right to extend the deadline was not exercised, and the contract expired on December 31, 2008. See Notes 6 and 20, Consolidated Financial Statements

See also Item 2., “Properties”

Land Held for Development

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

On June 24, 2006, SLVC entered into an Option Agreement (the “Agreement”) between SLVC and LVTI, LLC, a Delaware limited liability company (“LVTI”), granting LVTI the option to purchase the Property on certain terms and conditions. Pursuant to the Agreement, LVTI was required to make a payment to SLVC in the amount of $2.9 million on or before June 2, 2008. LVTI failed to make the June 2008 payment, and SLVC formally terminated the Agreement by written notice on June 3, 2008. A Confirmation of Termination of Option Agreement was executed by both SLVC and LVTI, and this document was recorded in the Office of the Clark County, Nevada Recorder on June 10, 2008. As a result of the termination of the Agreement, the Company has realized $67.1 million of income during the period ended June 30, 2008. This income is the sum of all payments made to SLVC under the terms of the Agreement prior to termination of the option. See Note 20, Consolidated Financial Statements

See also Item 2., “Properties”

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

You are encouraged to review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Our Business is Vulnerable to Changing Economic Conditions. Unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos. Our operating results may be negatively impacted by an increase in interest rates causing an increase in interest expense.

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

Redemption of the Company’s Preferred Stock and Redemption Price Disputes. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of January 09, 2009, the holders of 4,259,252 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is planned for the near future and the Company intends on appealing the adverse decision of the court on the Motion, if necessary. The Company is also considering its rights and remedies against third parties in the event that it does not prevail on its interpretation of the Certificate of Designation of the Preferred Stock.

Also subsequent to the end of the Company’s fiscal year, two former holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as in the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

A Significant Decline in Real Estate Values may have an Adverse Impact on the Company’s Financial Condition. The Company owns real estate on the Strip and on the East Coast of the United States. Although the Company is presently not dependent on cash flows from these properties, a significant decline in real estate values in these markets could have an impact on the Company’s ability to readily generate cash flow from the real estate.

Our Outstanding Debt Obligations Subject us to Additional Risks. Effective May 20, 2008, the Company completed a new bank credit facility for $29.0 million of which $9.8 million is outstanding and $19.2 million remains available to the Company. The bank credit facility is due on May 20, 2009 and its interest rate is a floating commercial loan rate publicly announced from time-to-time (the “Colonial Bank Base Rate”) with a floor of 6%. The interest rate is currently at 6.25%. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board, and his wife, who is the Executive Vice President, Secretary and Treasurer of the Company.

Item 2.	PROPERTIES

The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. See Item 1., “Business – Hotel and Casino Operations” for more detailed information regarding the Pioneer.

The Company’s rental property in Dorchester, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

The Company’s rental property in Gaithersburg, Maryland is located on 51 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Gaithersburg, Maryland, property was under contract to be sold if certain conditions precedent were satisfied by December 31, 2008, or by a later date if the deadline had been extended pursuant to the terms of the contract. The buyer’s right to extend the deadline was not exercised, and the contract expired on December 31, 2008. See Notes 6 and 20, Consolidated Financial Statements

The Company owns approximately 27 acres of real property located on the Strip. See Item 1., “Business – Land Held for Development”

Item 3.	LEGAL PROCEEDINGS

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of January 09, 2009, the holders of 4,259,252 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is planned for the near future and the Company intends on appealing the adverse decision of the court on the Motion, if necessary. The Company is also considering its rights and remedies against third parties in the event that it does not prevail on its interpretation of the Certificate of Designation of the Preferred Stock.

Also subsequent to the end of the Company’s fiscal year, two former holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of the above matters and, therefore, has made no provision in the financial statements for liability related to these cases.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

The Company’s common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHN”.

The closing price of the Common Stock on January 09, 2009 was $23.00 per share. The tables below set forth the high and low closing prices by quarter for the fiscal years ended September 30, 2008 and 2007 of the common stock, as reported by the OTCBB.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
High	$51.75	$50.00	$40.75	$39.00
Low	43.85	33.25	34.50	31.00

Fiscal 2007
High	$38.00	$39.50	$54.75	$52.00
Low	31.25	31.75	38.50	39.55

The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 400 common stockholders of record as of January 09, 2009.

Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the Standard & Poor’s 500, the Dow Jones US Gambling index for the five-year period ended September 30, 2008. The graph assumes that the value of the investment in the Company and in each index was $100 on September 30, 2003 and assumes that all dividends were reinvested.

*	$100 invested on September 30, 2003 in stock & index-including reinvestment of dividends.

Fiscal year ending September 30.

	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07	9/30/08
Archon Corporation	$100.00	$241.38	$1,302.07	$1,134.48	$1,629.31	$1,070.69
S&P 500	100.00	113.87	127.82	141.62	164.90	128.66
Dow Jones US Gambling	100.00	139.04	150.05	189.39	288.93	126.03

Item 6.	SELECTED FINANCIAL DATA

The table below sets forth a summary of selected financial data of the Company and its subsidiaries for the years ended September 30, 2008, 2007, 2006, 2005 and 2004:

	2008	2007	2006	2005	2004
	Not covered by auditors’ report (dollars in thousands, except per share amounts)
Net operating revenues (1)	$43,031	$45,179	$45,154	$43,688	$45,693
Net income (loss)	58,802	607	(3,356)	(4,912)	(1,882)
Net income (loss) applicable to common shares	58,802	(779)	(4,867)	(6,423)	(3,444)
Net income (loss) per common share	9.27	(0.12)	(0.78)	(1.03)	(0.55)
Total assets	209,974	219,982	198,050	199,638	206,932
Long-term debt, less current portion	71,501	74,381	77,042	79,499	82,057
Exchangeable redeemable preferred stock(2)	215	429	9,445	9,445	9,674

(1)	Net operating revenues for fiscal years 2004 through 2008 are derived primarily from operations at the Pioneer and revenues from the rental properties.

(2)

The Company’s Board of Directors had not declared dividends on its preferred stock since fiscal 1996. Dividends of approximately $1.4 million, $1.5 million, $1.5 million, and $1.6 million for fiscal 2007, 2006, 2005 and 2004 respectively, had not been declared and were in arrears until August 31, 2007, at which date all shares were called for redemption. The Company redeemed its outstanding exchangeable redeemable preferred stock at $5.241 per share. As of January 09, 2009, the Company had repurchased and retired 4,259,252 shares of exchangeable redeemable preferred stock. The legal proceeding set forth in Item 3 relates to the exchangeable redeemable preferred stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Overview of Business Operations and Trends

The Company, historically, has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has recently divested itself of certain of these properties. Presently, the Company operates the Pioneer in Laughlin, Nevada. The Company also owns Strip property that had been subject to an option agreement entered into in fiscal 2006 whereby the optionee had the right to purchase the property from the Company for $475 million. The Company through a wholly-owned subsidiary formally terminated the Agreement by written notice on June 3, 2008 when a required payment of $2.9 million was not received.

The Pioneer has experienced a flattening and, to a certain extent, a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Harsh economic conditions impacting customers, including high fuel costs, has significantly reduced disposable income, and limited their travel and gaming practices. Management believes Laughlin is a mature market with marginal growth forecasted for the next few years based on its current plans. Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, or until the current economic conditions and trends begin to reverse.

The Company also owns rental properties on the East Coast but these rental properties do not contribute significant profitability or net cash flow to the Company.

Rental Properties

During fiscal year 2001, the Company acquired certain rental properties as part of a Section 1031 exchange. The rental properties are located in Gaithersburg, Maryland and Dorchester, Massachusetts. The Company acquired the properties and nonrecourse debt associated with the properties which are subject to long-term leases. Tenants remit payments to banks according to the terms of the leases and notes. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $12.4 million annually and will remain at this level until approximately 2020. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $3.2 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the leases and debt amortization, the fair market values of the properties may be different than its book values. Interest is presently being expensed at approximately $7.0 million annually and will decrease in relation to debt principal reductions through 2020. The Gaithersburg, Maryland, property was under contract to be sold if certain conditions precedent were satisfied by December 31, 2008, or by a later date if the deadline had been extended pursuant to the terms of the contract. The buyer’s right to extend the deadline was not exercised, and the contract expired on December 31, 2008. See Notes 6 and 20, Consolidated Financial Statements

Critical Accounting Policies and Estimates

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

Income Taxes. The Company has recorded deferred tax assets related to net operating losses as the Company is able to offset these assets with deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences which established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future a valuation allowance may need to be recorded, which would impact the Company’s future results of operations. Annualized effective income tax rates for calculating interim period provisions and benefits have been estimated to be not significantly different than the estimated annual effective rate and the statutory rate. Although Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, became effective for the year ending September 30, 2008, based on its evaluation, management determined that FIN 48 did not have a material effect on the financial statements or the net operating loss carryovers or the related deferred tax assets or valuation allowance.

Recently Issued Accounting Standards

SFAS NO. 161: In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS 133. SFAS 161, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for us beginning on October 1, 2009. However, since we do not now have, nor do we contemplate issuing or obtaining any derivative instruments, or engaging in any hedging activities, in the foreseeable future, we do not currently expect any effect on our future financial statements of adopting SFAS 161.

SFAS NO. 160: In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements. It requires that a noncontrolling (minority) interest in a subsidiary, including a consolidatable variable interest entity should be reported as equity in the consolidated financial statements. SFAS 160 will not likely have any effect on the Company’s consolidated financial statements since we do not presently have and are not contemplating investing in, establishing or acquiring a subsidiary with a noncontrolling interest. SFAS 160 will be effective, if applicable, for the Company’s fiscal year beginning October 1, 2009.

SFAS NO. 157 and 159: In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. We have no present intention of opting to adopt SFAS 159. SFAS 157 will become effective for us for financial assets and liabilities carried at fair value for fiscal year 2009 but will not become effective for nonfinancial assets until fiscal year 2010 (including interim periods within those years). We do not now expect any other effects of SFAS 157 since it is unlikely that we will choose to value assets or liabilities at fair value.

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

RESULTS OF OPERATIONS – FISCAL 2008 COMPARED TO FISCAL 2007

General

During fiscal 2008, the Company’s consolidated net operating revenues decreased approximately $2.0 million, and operating expenses increased approximately $11.2 million, resulting in a decrease of approximately $13.2 million in operating income. The decline in operating results was primarily due to an increase in corporate stock based compensation expenses of approximately $2.4 million and the loss incurred on the impairment of Pioneer assets of $11.0 million, partially offset by a decrease in other operating expenses.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2008 decreased by approximately $2.0 million from the year ended September 30, 2007. Revenues from the rental properties were the same in each of the fiscal years under the leases in place. Net revenues decreased approximately $4.7 million during fiscal 2008 at the Pioneer compared to the 2007 fiscal year, as a result of a marketwide declining trend of gaming revenues in Laughlin discussed in greater detail below. SLVC net revenues increased during fiscal 2008, by $2.7 million as compared to the 2007 fiscal year, resulting from increased property rent revenue.

In fiscal 2008, 59% of the Company’s net revenues were derived from the Pioneer and 29% from rental properties. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2008, approximately 58% of the Pioneer’s net revenues were derived from casino operations. Approximately 90% of gaming revenues at the Pioneer were derived from slot and video poker machines, while 8% of such revenues were from table games and 2% was from other gaming activities such as keno.

Operating Expenses. Total operating expenses increased approximately $11.2 million, or 29%, to $49.5 million for the year ended September 30, 2008, from $38.3 million for the year ended September 30, 2007. Total operating expenses as a percentage of net revenues increased to 115% for the year ended September 30, 2008 from 85% for the year ended September 30, 2007. The increase in operating expenses was principally the result of an increase of approximately $2.4 million in stock-based compensation expense, combined with an $11.0 million loss on the impairment of Pioneer assets, partially offset by decreases in casino, hotel and other operating expenses totaling $2.2 million. The decreases in casino, hotel and other operating expenses were a result of lower revenues and business levels.

Interest Expense. Consolidated interest expense for the year ended September 30, 2008 was $8.2 million, a $0.2 million decrease compared to $8.4 million for the year ended September 30, 2007, primarily due to a decrease in the principal balances of the nonrecourse debt of the rental properties.

Gain on Termination of Land Sale Option. During the year ended September 30, 2008, the Company realized income of $67.1 million from nonrefundable deposits associated with a terminated land sale option, on an owned rental property.

Gain from Settlement of Liabilities. During the year ended September 30, 2008, the Company realized a gain of $1.3 million, from the settlement of a debt associated with the Pioneer.

Interest and Other Income. Interest and other income for the year ended September 30, 2008 was approximately $3.6 million, an increase of $2.6 million from $1.0 million for the year ended September 30, 2007. The increase in interest and other income is a result of increased cash flows from option extension payments related to the Agreement granted to LVTI to purchase an approximately 27 acre parcel of real property located on the Strip.

Income Tax. The Company recorded a federal income tax benefit of approximately $1.3 million (an approximate 2% rate) for the year ended September 30, 2008, a change of $1.5 million from a $0.2 million tax benefit (an approximate 11% rate) for the year ended September 30, 2007. The benefit consisted primarily of the NOL carryforward from prior years.

Pioneer

General. Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel and food/beverage revenues and expenses included in the Company’s consolidated statements of operations and are discussed separately below.

Net Operating Revenues. Net revenues at the Pioneer decreased $4.7 million, or approximately 16%, to $25.4 million for the year ended September 30, 2008 from $30.0 million for the year ended September 30, 2007.

Gross casino revenues decreased approximately $3.2 million, or 14%, to $20.4 million for the year ended September 30, 2008 from $23.6 million for the year ended September 30, 2007. Slot and video poker revenues decreased approximately $3.1 million, or 14%, to $15.3 million for the year ended September 30, 2008 from $18.4 million for the year ended September 30, 2007. Other gross gaming revenues, including table games, decreased approximately $0.2 million, or 8%, to approximately $1.9 million for the year ended September 30, 2008 compared to $2.1 million for the 2007 year. Management believes this decrease was a result of declining market trends in the local area. Casino promotional allowances decreased $0.4 million, or 7%, to $5.6 million in year ended September 30, 2008 compared to $6.0 million for year ended September 30, 2007 primarily due to the aforementioned decline in the local gaming market.

Hotel revenues decreased $0.6 million, or 23%, to $2.2 million for the year ended September 30, 2008 from $2.8 million in fiscal 2007 due to a decrease in the number of rooms occupied. Food and beverage revenues decreased $0.2 million, or 3%, to $7.2 million for the year ended September 30, 2008 from $7.4 million for the year ended September 30, 2007. Other revenues decreased $1.0 million, or 46%, to $1.2 million for the year ended September 30, 2008 from $2.2 million for the year ended September 30, 2007 due to decreased retail sales.

Operating Expenses. Operating expenses increased $8.1 million, or 26%, to $39.7 million for the year ended September 30, 2008 from $31.6 million for the year ended September 30, 2007, as a result of a loss of $11.0 million related to the impairment of assets, offset by a $2.9 million reduction in expenses associated with reduced customer activity since many such expenses vary with related revenues and for other reasons noted below. Operating expenses as a percentage of net revenues increased to 113% in fiscal 2008 from 105% in fiscal 2007.

Casino expenses decreased $1.4 million, or 10%, to $12.3 million for the year ended September 30, 2008 from $13.7 million for the year ended September 30, 2007, primarily related to a decrease in casino promotional allowances. Casino expenses as a percentage of casino revenues increased to 60% for the year ended September 30, 2008 from 58% for the year ended September 30, 2007.

Hotel expenses decreased $0.2 million, or 13%, to $1.0 million for the year ended September 30, 2008, compared to $1.2 million for the year ended September 30, 2007, primarily due to a reduction in the number of hotel rooms rented. Hotel expenses as a percentage of revenues increased to 47% for the 2008 year from 42% for the 2007 year. Food and beverage expenses were relatively equal at $4.3 million for both years. Food and beverage expenses as a percentage of revenues increased to 60% for the 2008 year from 58% for the 2007 year. Other expenses decreased $0.9 million, or 47%, to $1.0 million for the year ended September 30, 2008 compared to $1.9 million for the year ended September 30, 2007 due to the decrease in retail revenues. Other expenses as a percentage of other revenues decreased to 84% for the 2008 year from 85% for the 2007 year.

Selling, general and administrative expenses decreased $0.1 million, or 2%, to $4.4 million for the year ended September 30, 2008 compared to $4.5 million for the year ended September 30, 2007. Selling, general and administrative expenses as a percentage of revenues increased to 17% for the 2008 year from 15% for the 2007 year. The decrease in selling, general and administrative expenses was a result of lower business levels. These expenses increased as a percentage of revenues due to fixed costs associated with service contracts. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses increased $0.1 million, or 2%, to $4.1 million in fiscal year 2008 compared to $4.0 million for the year ended September 30, 2007. Utilities and property expenses as a percentage of revenues increased to 16% for the 2008 year from 13% for the 2007 year. Energy consumption decreased as a result of lower business levels and energy efficient lighting and signage changes, but were more than offset by energy rate increases. Depreciation expenses decreased $0.5 million, or 25%, to $1.5 million in the year ended September 30, 2008, from $2.0 million in the year ended September 30, 2007.

Interest Expense. Interest expense remained relatively unchanged at $1.3 million for the year ended September 30, 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES; TRENDS AND FACTORS RELEVANT TO FUTURE OPERATIONS

The United States has been experiencing a recession that has resulted in highly curtailed economic activity including, among other things, reduced casino gaming and declining real estate values, both nationwide and particularly in the southern Nevada local market. The effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may likely be significant.

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2008 for the fiscal years ending September 30, 2009, 2010, 2011, 2012, 2013, 2014 and thereafter:

	Payments Due By Period
	2009	2010	2011	2012	2013	2014 and Thereafter	Total
	(Amounts in Thousands)
Nonrecourse debt:
Gaithersburg	$2,829	$3,186	$3,573	$3,987	$4,448	$2,803	$20,826
Sovereign	0	0	0	0	0	31,199	31,199
Long-term debt:
Equipment	82	0	0	0	0	0	82
Mortgage obligation	9,844	0	0	0	0	0	9,844
Operating leases:
Ground lease	388	388	388	388	388	25,237	27,177
Corporate offices	31	0	0	0	0	0	31

	$13,174	$3,574	$3,961	$4,375	$4,836	$59,239	$89,159

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Nonrecourse debt - $6.8 million (2009), $6.6 million (2010), $6.3 million (2011), $6.0 million (2012), $5.8 million (2013) and $28.5 million (2014 and thereafter); and (ii) Long-term debt - $0.6 million (2009), $0.0 million (2010), $0.0 million (2011), $0.0 million (2012) $0.0 million (2013), and $0.0 million (2014 and thereafter).

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

Effective May 20, 2008, the Company completed a new bank credit facility for $29.0 million of which $9.8 million is outstanding and $19.2 million remains available to the Company. The bank credit facility is due on May 20, 2009 and its interest rate is a floating commercial loan rate publicly announced from time-to-time (the “Colonial Bank Base Rate”) with a floor of 6%. The interest rate is currently at 6.25%. The debt is guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board, and his wife, who is the Executive Vice President, Secretary and Treasurer of the Company.

Liquidity and Capital Resources

Mortgage Note Obligation. The Company has a balloon payment due in May 20, 2009 of approximately $9.8 million related to debt owed to a bank. The Company has cash reserves sufficient to pay the obligation in full when it becomes due and payable on May 20, 2009. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by the Company’s primary shareholder, who is also the CEO and Chairman of the Board, and his wife, who is the Executive Vice President, Secretary and Treasurer of the Company.

As of September 30, 2008, the Company held cash and cash equivalents of $37.9 million compared to $27.5 million at September 30, 2007. In addition, the Company had $5.7 million in investment in marketable securities at September 30, 2008 compared to $11.0 million at September 30, 2007. Management believes that cash flow generated through its casino operations and its short and long-term investments, the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve-month period ending September 30, 2009. The rental properties were structured such that future tenants’ payments cover future required mortgage payments.

Cash Flows from Operating Activities. The Company’s cash provided by operations increased $0.7 million in the year ended September 30, 2008 compared to the year ended September 30, 2007.

Cash Flows from Investing Activities. Cash provided by investing activities decreased $29.8 million during the year ended September 30, 2008, compared to the year ended September 30, 2007. This decrease is primarily related to the nonrefundable option payment of approximately $17.4 million received during the year ended September 30, 2008, compared to the nonrefundable option payment of approximately $44.0 million received in the year ended September 30, 2007.

Cash Flows from Financing Activities. Cash used in financing activities increased $18.3 million during the year ended September 30, 2008 compared to the year ended September 30, 2007. During fiscal 2008, the Company received $9.6 million in loan proceeds, paid $2.6 million for common stock purchased and retired, $0.2 million for redeemable preferred stock, and $13.4 million on debt and nonrecourse debt. During fiscal 2007, the Company paid $22.0 million for redeemable preferred stock, and $2.9 million on debt and nonrecourse debt.

The Company’s primary source of operating cash is from the Pioneer’s operations, from interest income on available cash and cash equivalents, to a lesser extent, from leasing real estate owned in Las Vegas, Nevada and from investments in marketable securities. From time-to-time, transactions involving the sale of certain land or other assets also contribute to the Company’s cash balances as evidenced by the recent sale of the Agreement for the purchase of the Company’s Las Vegas strip property whereby the Company received $67.1 million through September 30, 2008. During fiscal 2008, the Company received $17.4 million of these funds. The Company has used, and plans to use, these proceeds to reduce certain short-term debt obligations, purchase marketable securities and for general corporate purposes.

Rental income from the Company’s two rental properties is contractually committed to reducing the nonrecourse indebtedness issued or assumed in connection with the acquisition of the rental properties. Under the two leases, the tenants are responsible for substantially all obligations related to those properties.

The Company owns an approximately 27-acre parcel on the Strip which was recorded at approximately $21.5 million that it leases to two different lessees for an aggregate amount of $0.4 million per month. Both leases may be terminated by the Company with sixty days written notice in the event the property is sold to a third party.

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

Termination of Option to Purchase Las Vegas Boulevard Land

The Company owns, through its wholly owned subsidiary, SLVC, an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to two different lessees for an aggregate amount of $0.4 million per month. Both leases may be terminated with sixty days written notice in the event the Property is sold to a third party.

On June 24, 2006, SLVC entered into an Option Agreement (the “Agreement”) between SLVC and LVTI, LLC, a Delaware limited liability company (“LVTI”), granting LVTI the option to purchase the Property on certain terms and conditions. Pursuant to the Agreement, LVTI was required to make a payment to SLVC in the amount of $2.9 million on or before June 2, 2008. LVTI failed to make the June 2008 payment, and SLVC formally terminated the Agreement by written notice on June 3, 2008. A Confirmation of Termination of Option Agreement was executed by both SLVC and LVTI, and this document was recorded in the Office of the Clark County, Nevada Recorder on June 10, 2008. As a result of the termination of the Agreement, the Company has realized $67.1 million of income during the period ended June 30, 2008. This income is the sum of all payments made to SLVC under the terms of the Agreement prior to termination of the option. See Note 20, Consolidated Financial Statements

Duke’s Casino

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

Throughout the latter half of calendar 2004 through June 30, 2006, the Company financed certain legal costs totaling approximately $0.8 million associated with certain arbitration between Duke’s LLC and a general contractor. The Company had previously written-off its investment in and receivables from Duke’s LLC, related to the operation of Duke’s Casino, of approximately $1.5 million in the fiscal year ended September 30, 2003. In January 2005, the American Arbitration Association awarded Duke’s LLC approximately $4.9 million against the general contractor for a casino renovation at Duke’s Casino. The Company has an agreement with Duke’s LLC whereby the Company is to be reimbursed for legal and certain other costs related to the arbitration as well as recovery of amounts previously written-off, which in total may exceed $3 million. However, due to various contingencies surrounding the enforcement, collection or settlements with Duke’s LLC and the general contractor, management can give no assurance of the timing or the amount it will ultimately receive. During the year ended September 30, 2007, the Company received approximately $0.7 million from Duke’s LLC. The Company has negotiated with Dukes-Sparks, LLC and obtained an assignment of all future payments under the judgment and settlement with the general contractor for the casino project. The general contractor has been notified of the assignment and will be making all future payments due under the settlement with Dukes-Sparks, LLC to the Company directly according with the terms of the settlement agreement. Since September 2007, the Company has received timely payments under the terms of the settlement agreement with Duke’s LLC from the general contractor responsible for the judgment.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes.

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of January 09, 2009, the holders of 4,259,252 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is planned for the near future and the Company intends on appealing the adverse decision of the court on the Motion, if necessary. The Company is also considering its rights and remedies against third parties in the event that it does not prevail on its interpretation of the Certificate of Designation of the Preferred Stock.

Also subsequent to the end of the Company’s fiscal year, two former holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of the above matters and, therefore, has made no provision in the financial statements for liability related to these cases.

Effects of Inflation

The Company has been generally successful in recovering costs associated with inflation through price adjustments in its hotel room rates. Expenses of operating the Company’s rental properties are generally borne by the tenants. Primarily due to competitive market and other economic pressures any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Excluding its nonrecourse debt, the Company has total interest-bearing debt of approximately $12.8 million, of which approximately $9.8 million bears interest at a variable rate (6.25% at September 30, 2008). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $100,000 change in the amount of interest the Company would incur based on the amount of variable debt outstanding at September 30, 2008. Any future borrowings with variable interest rate terms will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 8.	FINANCIAL STATEMENTS

INDEX

TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Archon Corporation:

We have audited the accompanying consolidated balance sheets of Archon Corporation and Subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Las Vegas, Nevada

January 12, 2009

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

as of September 30,

	2008	2007
ASSETS
Current assets:
Cash and equivalents	$37,973,564	$27,484,222
Investment in marketable securities	5,731,337	10,997,088
Accounts receivable, net	144,810	1,054,493
Inventories	342,379	405,378
Prepaid expenses and other	1,371,281	1,148,669

Total current assets	45,563,371	41,089,850
Property held for sale	21,504,400	21,504,400
Property and equipment:
Rental property held for investment, net	122,354,178	124,954,638
Land used in operations	3,925,589	7,925,589
Buildings and improvements	7,951,200	34,413,872
Machinery and equipment	1,816,546	8,646,190
Accumulated depreciation	(782,999)	(26,160,177)

Property and equipment, net	135,264,514	149,780,112
Other assets	7,641,889	7,607,362

Total assets	$209,974,174	$219,981,724

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets – (continued)

as of September 30,

	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$9,843,691	$0
Accounts payable	2,848,701	4,008,754
Interest payable	219,233	1,361,092
Other accrued expenses	4,474,276	3,711,881
Exchangeable redeemable preferred stock - unredeemed	214,972	428,768
Current portion of debt	82,057	10,940,905
Current portion of nonrecourse debt	2,828,304	2,490,198

Total current liabilities	20,511,234	22,941,598
Debt - less current portion	441	52,408
Nonrecourse debt - less current portion	71,500,098	74,328,402
Deferred income taxes	23,242,864	28,753,889
Deferred rent income	39,112,665	42,082,116
Deferred gain from sale and extensions of land purchase option	0	49,751,667

Total liabilities	154,367,302	217,910,080

Stockholders’ equity:
Common stock, $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,329,177 and 6,280,931 shares	63,292	62,809
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 per share liquidation value, authorized - 10,000,000 shares; none issued and outstanding	0	0
Additional paid-in capital	63,300,848	61,482,194
Accumulated deficit	(6,582,794)	(63,507,905)
Accumulated other comprehensive income (loss)	(974,978)	4,122,320

	55,806,368	2,159,418
Notes receivable from principal stockholders	(111,722)	0
Less treasury common stock – 4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	55,606,872	2,071,644

Total liabilities and stockholders’ equity	$209,974,174	$219,981,724

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30,

	2008	2007
Revenues:
Casino	$20,398,198	$23,620,598
Hotel	2,207,771	2,849,349
Food and beverage	7,192,525	7,392,665
Rental properties	12,402,247	12,402,248
Other	6,610,598	4,943,226

Gross revenues	48,811,339	51,208,086
Less casino promotional allowances	(5,612,217)	(6,029,493)

Net operating revenues	43,199,122	45,178,593

Operating expenses:
Casino	12,267,519	13,634,799
Hotel	1,030,598	1,185,252
Food and beverage	4,336,752	4,280,358
Other	1,020,767	1,898,900
Selling, general and administrative:
Corporate	7,188,527	4,368,540
Other	3,481,169	3,608,705
Utilities and property expenses	4,886,664	4,761,520
Depreciation and amortization	4,279,169	4,552,391
Loss on impairment of assets	11,000,000	0
Loss (gain) on sale / disposal of assets	(7,628)	152

Total operating expenses	49,483,537	38,290,617

Operating income (loss)	(6,284,415)	6,887,976
Other income and (expense):
Interest expense	(8,209,714)	(8,456,538)
Gain on termination of land sale option	67,130,836	0
Gain from settlement of liabilities	1,278,600	0
Interest and other income	3,616,566	1,042,539

Income (loss) before income tax benefit and discontinued operations	57,531,873	(526,023)
Federal income tax benefit	1,270,121	184,001

Income (loss) from continuing operations	58,801,994	(342,022)

Discontinued operations – disposal gain, net of income tax of $510,596	0	948,250

Net income	58,801,994	606,228
Dividends earned on preferred shares	0	(1,385,337)

Net income (loss) applicable to common shares	$58,801,994	$(779,109)

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

For the Years Ended September 30,

	2008	2007
Average common shares outstanding	6,345,715	6,386,473

Average common and common equivalent shares outstanding	7,004,303	6,386,473

Basic income (loss) per common share
From continuing operations	$9.27	$(0.27)
From discontinued operations	N/A	0.15

Net basic income (loss) per common share	$9.27	$(0.12)

Diluted income per common share:
From continuing operations	$8.40	N/A
From discontinued operations	N/A	N/A

Net diluted income per common share	$8.40	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements Comprehensive Income (Loss)

For the Years Ended September 30,

	2008	2007
Net income	$58,801,994	$606,228
Unrealized gain (loss) on marketable securities, net of income taxes of $(2,744,700) and $1,183,652	(5,097,298)	2,198,211

Comprehensive income	$53,704,696	$2,804,439

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2008 and 2007

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Stockholders	Treasury Stock	Total
Balances, October 1, 2006	$66,723	$9,445,483	$61,482,194	$(51,098,102)	$1,924,109	$0	$(87,774)	$21,732,633
Net income				606,532				606,532
Preferred stock redeemed and retired		(9,445,483)		(13,016,335)				(22,461,818)
Exercise of stock options	450							450
Cancellation of stock options exercised	(4,364)							(4,364)
Unrealized gain on marketable securities					2,198,211			2,198,211

Balances, September 30, 2007	62,809	0	61,482,194	(63,507,905)	4,122,320	0	(87,774)	2,071,644
Net income				58,801,994				58,801,994
Common shares purchased and retired	(646)		(704,081)	(1,876,883)				(2,581,610)
Exercise of stock options	1,129		111,721			(111,722)		1,128
Stock-based compensation expense			2,411,014					2,411,014
Unrealized loss on marketable securities					(5,097,298)			(5,097,298)

Balances, September 30, 2008	$63,292	$0	$63,300,848	$(6,582,794)	$(974,978)	$(111,722)	$(87,774)	$55,606,872

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30,

	2008	2007
		(Restated)
Cash flows from operating activities:
Net income	$58,801,994	$606,228
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,279,169	4,552,391
Interest expense from amortization of debt issuance costs	380,661	294,106
Stock-based compensation expense	2,411,014	0
Gain on termination of land sale purchase option	(67,130,836)	0
Gain from settlement of liabilities	(1,278,600)	0
Loss on impairment of assets	11,000,000	0
Disposal gain, discontinued component, net of tax effect	0	(948,250)
Loss (gain) on sale of assets, continuing operations	(7,628)	152
Loss on sale of marketable securities	2,353,836	0
Change in assets and liabilities:
Accounts receivable	909,683	41,840
Inventories	62,999	8,655
Prepaid expenses and other	(222,612)	(103,015)
Deferred income taxes	(4,927,031)	(185,372)
Other assets	(153,202)	(253,267)
Accounts payable	118,547	1,237,816
Interest payable	(1,141,859)	50,296
Accrued expenses and other current liabilities	762,395	187,473
Other liabilities	(2,969,451)	(2,959,603)

Net cash provided by operating activities	3,249,079	2,519,450

Cash flows from investing activities:
Proceeds from disposal of discontinued components	0	1,800,000
Proceeds from sale of assets, continuing operations	20,035	9,683
Payments received on sale or extension of land purchase option	17,379,169	44,001,667
Capital expenditures	(775,978)	(540,551)
Marketable securities purchased	(12,831,498)	(1,752,760)
Marketable securities sold or redeemed	10,062,121	148,760
	0	0

Net cash provided by investing activities	13,853,849	43,666,799

Cash flows from financing activities:
Proceeds from long-term debt	9,581,705	0
Payments on debt and obligation under capital lease	(13,401,013)	(2,852,596)
Common stock purchased and retired	(2,581,611)	0
Preferred stock redeemed and retired	(213,796)	(22,033,050)
Stock options exercised	1,129	450
Cancellation of stock options exercised	0	(4,364)

Net cash used in financing activities	(6,613,586)	(24,889,560)

Increase in cash and cash equivalents	10,489,342	21,296,689
Cash and cash equivalents, beginning of year	27,484,222	6,187,533

Cash and cash equivalents, end of year	$37,973,564	$27,484,222

See the accompanying Notes to Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2008, and 2007

1.	BASIS OF PRESENTATION AND GENERAL INFORMATION

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company, owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and also owns rental properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

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

Cash Equivalents

Highly liquid investments that mature or are otherwise contractually redeemable in cash within 90 days from the date of purchase are treated as cash equivalents. These investments are stated at cost which approximates their market value.

Uninsured Deposits

At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.

Investment in Marketable Securities

Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at September 30, 2008 and 2007 include investments in corporate bonds.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized and unrealized gains and losses are determined by the specific identification method. At September 30, 2008 and 2007, investments in equity securities available-for-sale included common and preferred stocks.

Included in “Other income” on the consolidated statements of operations are approximately $2,354,000 and $175,000 of realized gains for the years ended September 30, 2008 and 2007, respectively. The Company recorded approximately $(5,097,298) and $2,198,211 of other comprehensive income (loss) associated with unrealized gains (losses) on these investments during the years ended September 30, 2008 and 2007, respectively. Through December 31, 2008, the Company experienced a $2.8 million further decline in the value of these investments.

The following is a summary of available-for-sale marketable securities as of September 30, 2008 and 2007:

	2008
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Debt securities	$2,402,471	$0	$282,655	$2,119,816
Equity securities	4,828,832	197,658	1,414,969	3,611,521

Total	$7,231,303	$197,658	$1,697,624	$5,731,337

	2007
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Debt securities	$1,294,975	$1,250	$172,886	$1,123,339
Equity securities	3,348,603	6,568,330	43,184	9,873,749

Total	$4,643,578	$6,569,580	$216,070	$10,997,088

Inventories

Food, beverage, gift shop and other inventories are stated at the lower of first-in, first-out cost or market.

Property and Equipment

Property and equipment, including rental properties, is stated at cost less accumulated depreciation and amortization. Costs of maintenance and repairs of property and equipment are expensed as incurred. Depreciated and amortization are provided over the estimated useful lives of the assets, which for leasehold improvements is limited to the remaining term of the leases. See Note 9

Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation periods for buildings and improvements is seven to 40 years and for machinery and equipment three to 15 years.

During the quarter ended September 30, 2008, an impairment loss of $11 million was recorded with respect to the Pioneer operating assets.

Long-Lived Assets

The Company applies the provision of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to all long lived assets. SFAS 144 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized in the fourth quarter, based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, management of the Company believes that, as of September 30, 2008, there was a significant impairment of its long-lived assets in the amount of $11.0 million and accordingly, property and equipment was written down to its net realizable value.

Debt Issuance Costs

Loan issuance costs incurred in connection with financing the acquisition of rental property are included in other assets in the accompanying consolidated balance sheets and are being amortized over the remaining loan period on the straight-line method, which approximates the effective interest method.

Deferred Gain from Sale and Extension of Land Purchase Option

The deferred gain from sale and extension of land purchase option at September 30, 2007 included nonrefundable payments received from a third party in connection with the sale and extension of an option to purchase a parcel of land on the Las Vegas Strip owned by the Company. Gain from the option transaction was deferred and was recognized in the year ended September 30, 2008, upon termination of the option. See Note 4

Slot Club Liability

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) that was established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for cash, free gifts, food and beverages and additional points redeemable for free play. Included in accrued expenses is approximately $1.3 and $1.4 million at September 30, 2008 and 2007, for estimated redemption value of points accumulated by patrons.

Revenue Recognition

Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force (EITF) Issue 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9). Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $427,497 and $518,280 for the years ended September 30, 2008 and 2007, have been recognized as a direct reduction of casino revenue.

Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers totaling $5.6 million and $6.0 million for the years ended September 30, 2008 and 2007. The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense of each department granting complimentary services. The table below summarizes the departments’ costs of such services (dollars in thousands):

	2008	2007
Food and beverage	$3,963	$4,330
Hotel	498	499
Other	109	203

Total	$4,570	$5,032

Rental revenue from rental properties is recognized as earned on a straight-line basis over the term of the lease. When rental payments received exceed rents earned and recognized, the difference is recorded as other liabilities, and conversely, when rents earned and recognized exceed rental payments received, the difference is recorded as other assets. See Notes 6 and 20

Accounting for Stock-Based Compensation

The Company uses the straight-line method for expense attribution, and it will also estimate forfeitures and only recognize expense for those shares expected to vest.

The assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes-Merton option pricing model for options granted in 2008 and 2007 (dollars in thousands, except per share data) are as follows:

	2008	2007
Weighted average assumptions:
Expected stock price volatility	21.0%	N/A
Risk-free interest rate	1.52%	N/A
Expected option lives (in years)	3	N/A
Expected dividend yield	N/A	N/A
Estimated fair value of options, net of tax effect	$1,569	N/A
Estimated fair value of options per share, net of tax effect	$0.25	N/A

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

Legal Defense Costs

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but, rather, records such as period costs when the services are rendered.

Income (Loss) Per Share

Basic per share amounts are computed by dividing net income by average shares outstanding during the period, while diluted per share amounts reflect the impact of additional dilution for all potentially dilutive securities, such as stock options.

Dilutive stock options of approximately 704,860 were not included in a dilution computation for the year ended September 30, 2007, since the Company incurred a net loss applicable to common shares during that period, the effect would be antidilutive and, therefore, no diluted loss per share is presented.

As of August 31, 2007, the Company called for the redemption of all outstanding shares of its Exchangeable Redeemable Preferred Stock on and at a redemption price of $5.241 per share, which sum included earned and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to earn dividends. As of the date of the preparation of these financial statements, the holders of 4,258,312 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

Reclassifications

Certain minor reclassifications have been made in prior year’s consolidated financial statements to conform to the presentations used in fiscal 2008.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2008 and 2007 consisted of the following:

	2008	2007
Casino and hotel	$183,032	$147,879
Rental properties	0	950,018

Subtotal	183,032	1,097,897
Less: allowance for doubtful accounts	(38,222)	(43,404)

Total	$144,810	$1,054,493

Changes in the allowance for doubtful accounts for the years ended September 30, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of year	$43,404	$31,534
Provision	(4,457)	14,060
Accounts written-off	(725)	(2,190)

Balance, end of year	$38,222	$43,404

4.	TERMINATION OF OPTION TO PURCHASE LAS VEGAS BOULEVARD LAND

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

On June 24, 2006, SLVC entered into an Option Agreement (the “Agreement”) between SLVC and LVTI, LLC, a Delaware limited liability company (“LVTI”), granting LVTI the option to purchase the Property on certain terms and conditions. Pursuant to the Agreement, LVTI was required to make a payment to SLVC in the amount of $2.9 million on or before June 2, 2008. LVTI failed to make the June 2008 payment, and SLVC formally terminated the Agreement by written notice on June 3, 2008. A Confirmation of Termination of Option Agreement was executed by both SLVC and LVTI, and this document was recorded in the Office of the Clark County, Nevada Recorder on June 10, 2008. As a result of the termination of the Agreement, the Company has realized $67.1 million of income during the year ended September 30, 2008. This income is the sum of all payments made to SLVC under the terms of the Agreement prior to termination of the option. See Note 20

5.	RENTAL PROPERTY HELD FOR INVESTMENT

The property in Dorchester, Massachusetts includes several buildings used for commercial office space. The property is under a net lease through 2020 with a single tenant. Under the lease, the tenant is responsible for substantially all obligations related to the property. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The loan issue costs incurred to acquire the property recorded in other assets in the accompanying Consolidated Balance Sheets are being amortized over the remaining loan period. Deferred rental revenue at September 30, 2008 and 2007 in the amounts of $39.0 million and $42.0 million, respectively, is presented on the accompanying Consolidated Balance Sheets. See Note 7

The property in Gaithersburg, Maryland, is a building used for commercial office space. The property is under a net lease through 2014 with a single tenant. Under the lease, the tenant is responsible for substantially all obligations related to the property. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the property (approximately $2.7 million) are recorded in other assets in the accompanying Consolidated Balance Sheets and are being amortized over the remaining loan period. See Notes 6 and 7

6.	SALE OF GAITHERSBURG PROPERTY

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

Alternatively, the Company and Avalon Bay have been seeking a formal commitment from Montgomery County, Maryland, (the “County”) for the County to acquire the Property through a property exchange with Avalon Bay. The County has conducted testing and physical inspections of the Property to further that property exchange proposal and to determine its feasibility.

In November 2008, the Company and Avalon Bay drafted and executed a Restated Purchase and Sale Contract (the “Contract”), reflecting the $78.5 million purchase price. In addition to other terms and conditions, the Contract provided that approvals and other conditions to closing the sale must be satisfied or waived by Avalon Bay on or before December 31, 2008, or by a later date if the deadline had been extended pursuant to the terms of the Contract. Avalon Bay did not exercise its right to extend the deadline, and therefore, the Contract expired on December 31, 2008. See Note 20

7.	DEBT

Loans Payable

As of September 30, 2008, the Company’s loans payable were comprised primarily of the following obligations: a bank credit facility for $29.0 million of which $9.8 million is outstanding and $19.2 million remains available to the Company, secured by land held for development or sale on the Strip, monthly payments of approximately $51,000, including interest of a floating commercial loan rate publicly announced from time-to-time (the “Colonial Bank Base Rate”)with a floor of 6% (6.25% at September 30, 2008) with a balloon payment of approximately $9.8 million in May 2009, and various loans with a total balance of $0.1 million collateralized by slot and other equipment with interest rates up to 10.0%, current monthly principal payments of approximately $7,000 with maturities thru September 2009.

The Company’s loan with a balance of approximately $9.8 million includes a financial covenant which requires the Company to maintain certain levels of earnings before interest, taxes, depreciation and amortization without including financial results related to the Company’s rental properties in Massachusetts and Maryland.

Nonrecourse Debt Obligations

The Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness, $43.9 million with an interest rate of 10.2% and $31.2 million with an interest rate of 12.18% and $2.1 million of indebtedness under of the Internal Revenue Code of 1986, as amended, (the “Code”) Section 467 (“Section 467”), in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2020, requiring that the lease payments be applied to the outstanding indebtedness. The first mortgage indebtedness is nonrecourse and matures in June 2020 to coincide with the end of the lease term.

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

The scheduled maturities of long-term debt as of September 30, 2008 are as follows:

2009	$2,910,361
2010	3,186,329
2011	3,573,478
2012	3,986,926
2013	4,447,563
Thereafter	56,306,243

Total	$74,410,900

8.	LEASES

At September 30, 2008 the Company had a noncancellable operating lease for real property that expires in 2078 and other minor operating leases for corporate offices. Under most of the leases, the Company, as lessee, pays the taxes, insurance and the operating expenses related to the leased property

Future aggregate minimum lease payments as of September 30, 2008 are as follows:

2009	$418,645
2010	387,757
2011	387,757
2012	387,757
2013	387,757
Thereafter	25,236,547

Total	$27,206,220

Rent expense was $443,703 and $439,021 on all operating leases for the years ended September 30, 2008 and 2007, respectively.

9.	REDEMPTION OF THE COMPANY’S PREFERRED STOCK AND REDEMPTION PRICE DISPUTES.

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of January 9, 2009, the holders of 4,259,252 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is planned for the near future and the Company intends on appealing the adverse decision of the court on the Motion, if necessary. The Company is also considering its rights and remedies against third parties in the event that it does not prevail on its interpretation of the Certificate of Designation of the Preferred Stock.

Also subsequent to the end of the Company’s fiscal year, two former holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of the above matters and, therefore, has made no provision in the financial statements for liability related to these cases.

10.	STOCK OPTION PLAN

The Company’s Stock Option Plan provides for the grant of up to 1.2 million shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the fiscal year ended September 30, 2008, 441,500 options were granted. No options were granted during the fiscal year 2007. As of September 30, 2008 and 2007, there were approximately 741,500 and 704,860 options, respectively, outstanding and exercisable under the Stock Option Plan. During fiscal years 2008 and 2007, 112,850 and 45,000 options, respectively, were exercised.

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 8.3 years. The average exercise price of the outstanding options at September 30, 2008 is approximately $28.08.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2008, no options had been granted under any of the Subsidiary Plans.

The compensation committee approved an extension of other previously issued stock options which otherwise would have expired. A charge of approximately $1.0 million related to this extension of stock options was recorded, net of taxes.

The following table summarizes stock option activity during fiscal 2008 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2007:	692	$9.45	3.4 years	$10,829
Granted	442	33.25	9.5 years	N/A
Exercised	113	1.00	0 years	N/A
Canceled	279	1.00	0 years	N/A
Options outstanding at September 30, 2008:	742	28.09	8.3 years	(5,829)
Options exercisable at September 30, 2008:	742	28.09	8.3 years	(5,829)

As of September 30, 2008, there was no unrecognized compensation cost related to unvested stock options. There were no unvested shares at September 30, 2008.

11.	COMMON STOCK TENDER OFFER

During the fiscal year ended September 30, 2008, the Company offered to purchase up to 600,000 shares of its Common Stock, par value $.01 per share, at a price of $40.00 per share, upon the terms and subject to the conditions set forth in its Offer to Purchase dated May 19, 2008 and filed with the SEC on or about the same date. The offer was made available to all shareholders but stated a preference for odd-lot shareholders owning fewer than 100 total shares. The Offer to Purchase was concluded on June 20, 2008. A total of 62,604 shares of Common Stock were tendered and eligible for purchase by the Company. The Company purchased all 62,604 shares for a total price of approximately $2.5 million.

12.	INCOME TAXES

The provision (benefit) for income taxes attributable to continuing operations consisted of:

	2008	2007
	(dollars in thousands)
Current	$(4,256)	$0
Deferred	2,986	327

Total provision (benefit)	$(1,270)	$327

The provision (benefit) for income taxes attributable to continuing operations differs from the amount computed at the federal income tax statutory rate as a result of the following:

	2008	2007
	(dollars in thousands)
Amount at statutory rate	$20,136	$317
NOL carryforward benefit from prior year	(23,136)	0
Effect of using AMT taxable income	(453)	0
Effect of using AMT NOL carryforward	2,721	0
Effect of using AMT rates and adjustments	(552)	0
Other	14	10

Total	$(1,270)	$327

The components of the net deferred tax liability consisted of the following:

	2008	2007
	(dollars in thousands)
Deferred tax liabilities:
Prepaid expenses	$380	$224
Fixed asset cost, depreciation and amortization, net	24,497	28,027
Land	2,236	2,236
Unrealized gains	0	2,072
Other	231	0

Deferred tax liabilities	27,344	32,559

Deferred tax assets:
Net operating loss carryforward	2,219	3,021
Allowance for uncollectible accounts and contracts receivable	15	71
Unrealized loss	525
Stock option	844	0
Deferred payroll	172	173
Tax credits and charitable contribution carryover	326	326
Other	0	2140

Deferred tax assets	4,101	3,805

Net deferred tax (liability)	$(23,243)	$(28,754)

At September 30, 2008 the Company had a net operating loss carryforward for regular income tax purposes of approximately $6.3 million, which will fully expire by the year 2025 and begins expiring in 2010.

FIN 48. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The provisions were effective for us beginning in the first quarter of fiscal 2008. Based on our analysis of our tax provisions, deferred tax assets and the related valuation allowance, there was no effect of applying the provisions of FIN 48 to all tax positions on our fiscal 2008 consolidated financial statements, nor to the opening deficit or related disclosures.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of its unredeemed preferred stock to be approximately $0.2 million at September 30, 2008 based upon the redemption price of $5.241 per share. The Company estimates that its debt and all other financial instruments have a fair value that approximates their recorded amounts, except for its nonrecourse debt associated with a rental property owned in Massachusetts. The debt, which bears interest at 12.18% and matures in 2020, has an estimated fair value of approximately $6 million greater than its carrying amount at September 30, 2008 of approximately $31.2 million. The interest rate used to discount the notes and estimate the fair value was 7%, the same interest rate that is associated with similar nonrecourse debt of the Company.

14.	EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) for its eligible employees that is qualified under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Plan are discretionary. The Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company is obligated to match 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The Company’s matching contributions paid in 2008 and 2007 were $67,000 and $59,000, respectively.

15.	RELATED PARTIES

The Company has entered into a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board of Directors and CEO, with respect to certain gaming technology for which he has been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2009 and will renew for an additional two-year term unless the Company terminates the agreement up to more than thirty days prior to the renewal. The Company also has an understanding with the patentholder that it will pay for the costs of any commercial development of the technology. The Company had expended approximately $0.4 million for commercial development of the technology. No additional costs had been expended during the fiscal years ended September 30, 2008 and 2007.

Prior to fiscal 2004, the Company operated Duke’s casino (“Duke’s”) in Sparks, Nevada, and invested $100,000 in Duke’s and loaned Duke’s approximately $1.4 million. One of Duke’s partners is the son of the Company’s Board Chairman and CEO. In December 2003, Duke’s closed its casino operations, and the Company wrote-off its investment in and receivable from Duke’s net of a previously recorded 100% allowance of approximately $1.5 million. The Company made the determination at the time that the collateral value securing the receivable was deemed insignificant subsequent to the closure of the casino.

During an approximate two-year period ended prior to the year ended September 30, 2007, the Company expended approximately $800,000 in legal fees on behalf of Duke’s in its litigation against a contractor, although the Company was not a party to the litigation. Duke’s had agreed to reimburse the Company for legal fees and other amounts owed the Company depending on potential amounts recovered, if any from the litigation. Through September 30, 2007, the Company received approximately $1.7 million, of which $800,000 has been credited against legal expense with the balance included in operating income in the prior year. The Company has negotiated with Dukes and obtained an assignment of all future payments under the judgment and settlement with the general contractor for the project. The general contractor has been notified of the assignment and will be making all future payments due under the settlement with Dukes to the Company directly according to the terms of the settlement agreement. During the year ended September 30, 2008, the Company has received timely payments totaling $912,000 under the terms of the settlement agreement with Duke’s LLC from the general contractor responsible for the judgment.

16.	CONTINGENCIES

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

In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. Although unable to estimate the minimum costs, if any, ultimately to be incurred in these and the foregoing matters, and accordingly no provision has been made therefore, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

The United States has recently been experiencing a recession that has resulted in highly curtailed economic activity including, among other things, reduced casino gaming and declining real estate values, both nationwide and particularly in the southern Nevada local market. The effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may likely be significant. In addition, the Company frequently has cash and equivalents on deposit substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments. However, the extent of loss, if any, to be sustained as a result of a future financial institution failure, is not subject to estimation at this time.

17.	DISCONTINUED OPERATIONS

In October 2006, the Company sold real estate with a net book value of $400,000 for $1.8 million. A gain of $900,000, net of taxes of $500,000, on the sale was recorded in discontinued operations.

18.	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information for the years ended September 30, 2008 and 2007 consisted of:

	2008	2007
	(dollars in thousands)
Operating activities:
Cash paid during the year for interest	$7,829	$8,093

19.	SEGMENT INFORMATION

The Company’s continuing operations are in the hotel/casino industry and rental properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. As discussed above, the Company owns rental properties in Massachusetts and Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Segment information for continuing operations only for the years ended September 30, 2008 and 2007 consisted of:

	2008	2007
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$25,371	$30,037
Operating loss	(14,294)	(1,518)
Depreciation and amortization	1,534	2,034
Interest expense	1,262	1,292
Interest and other income	11	12
Loss before income taxes	(14,267)	(2,799)
Capital expenditures (2)	632	263
Identifiable assets (1)	16,104	28,937
Rental Properties:
Net operating revenues	$12,402	$12,402
Operating income	9,802	9,992
Depreciation and amortization	2,600	2,410
Interest expense	7,138	7,348
Interest and other income	3	4
Net income before income taxes	2,667	2,648
Capital expenditures (2)	0	0
Identifiable assets (1)	126,634	130,386
Other (Including) Eliminations:
Net operating revenues	$5,258	$2,740
Operating loss	(1,961)	(1,586)
Depreciation and amortization	145	108
Interest expense	(190)	(183)
Interest and other income	3,771	1,027
Net income (loss) before income taxes	69,132	(375)
Capital expenditures (2)	99	278
Identifiable assets (1)	67,236	60,659
Consolidated:
Net operating revenues	$43,031	$45,179
Operating income	(6,453)	6,888
Depreciation and amortization	4,279	4,552
Interest expense	8,210	8,457
Interest and other income	3,785	1,043
Net income (loss) before income taxes	57,532	(526)
Capital expenditures (2)	731	541
Identifiable assets (1)	209,974	219,982

(1)	Identifiable assets represent total assets less elimination for intercompany items.

(2)	Includes acquisition of capital assets through non-cash activities.

20.	SUBSEQUENT EVENT

Option Agreement

On December 22, 2008, SLVC, a wholly owned subsidiary of Archon Corporation, entered into an Option Agreement with Las Vegas Towers, LLC (“LVT”), a Delaware limited liability company, in which SLVC granted LVT an option to purchase SLVC’s approximately 27-acre parcel of land located at 2600 Las Vegas Boulevard South, Las Vegas, Nevada.

The Option Agreement designates the purchase price to acquire the land at $618.0 million.

Simultaneous with the execution of the Option Agreement, SLVC executed a Contingent Warrant (the “Warrant”) to Purchase Series A Preferred Stock (the “Preferred Stock”), entitling LVT to purchase 60,000 shares of Series A Preferred Stock of SLVC upon terms and conditions set forth in the Warrant. The designation and amount of the Preferred Stock as well as the powers, preferences and relative, participating, optional and other special rights of the shares of the series of this Preferred Stock and the qualifications, limitations or restrictions thereof are set forth in the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock (the “Certificate”) also dated December 22, 2008. Should LVT exercise the Warrant prior to its expiration on April 1, 2009, then the Option Agreement shall remain valid until March 31, 2010. However, should LVT fail to exercise the Warrant before it expires, then the Option Agreement will terminate on March 31, 2009.

Gaithersburg Property

On December 10, 2008, Archon Corporation (the “Company”) filed a Form 8-K, to which the Amended and Restated Purchase and Sale Contract (the “Contract”), described on Page 9, Note 4 of the Company’s Quarterly Report 10-Q for the quarter ended June 30, 2008, was appended. The Contract was for the sale of the Company’s property located in Gaithersburg, Maryland, to Avalon Bay Communities, Inc., a Maryland corporation (“Avalon Bay”). In addition to other terms and conditions, the Contract provided for a deadline of December 31, 2008, for closing of the sale. The closing deadline could have been extended by Avalon Bay, up to a maximum of 180 days, by the payment of extension fees into escrow of $50,000 per month, which fees would have been applicable to the purchase price, but would have been non-refundable in the event Avalon Bay did not complete the purchase. Avalon Bay did not exercise its right to extend the closing date deadline, and, therefore, the Contract expired on December 31, 2008.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that disclosure controls and procedures are effective, except as noted in the following paragraph.

In connection with the audit of our consolidated financial statements for the year ended September 30, 2008, our independent registered accounting firm, Piercy Bowler Taylor and Kern, Certified Public Accountants, reported to the audit committee of our Board of directors that they observed inadequate review and approval of certain aspects of the accounting process that is considered to be a material weakness in internal control. Management intends to design a formal review checklist to be used in connection with the financial reporting process to assure that all matters of significance are appropriately addressed each quarter.

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following is a list of the current executive officers and directors of the Company:

Name	Position with the Company

Paul W. Lowden	Chairman of the Board of Directors, President and Chief Executive Officer
Suzanne Lowden	Director, Executive Vice President, Secretary and Treasurer
John W. Delaney (2)	Director
Howard E. Foster (1)	Director
William J. Raggio (1) (2)	Director
Richard H. Taggart (1)	Director
Grant L. Siler	Principal Accounting Officer

(1)	Member of the Audit Committee of the Board of Directors of the Company.

(2)	Member of the Compensation Committee of the Board of Directors of the Company.

The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

Paul Lowden, 64, has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company’s predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden. Mr. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2011.

Suzanne Lowden

Suzanne Lowden, 55, has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She is also a founding board member of Commercial Bank of Nevada which was acquired by Colonial Bank in 1998. Mrs. Lowden sits on the Board of Directors of Colonial Bank of Nevada. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman and reporter. Mrs. Lowden serves on the Board of Directors of the Muscular Dystrophy Association and has been elected as the chairman of the finance committee and treasurer. Mrs. Lowden serves as chairman of the Nevada Republican party. Mrs. Lowden and Director Paul W. Lowden have been married for 26 years. Mrs. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2010.

John W. Delaney

John W. Delaney, 60, has served as a director of the Company since January 1997. Mr. Delaney is currently president and chief executive officer of Central Banc Corporation., a mortgage banking firm, located in Bellevue, Washington where he has been employed since 1978. Mr. Delaney’s term as a director of the Company expires at the annual meeting of stockholders in 2009.

Howard E. Foster

Howard E. Foster, 64, director of the Company elected by holders of the Company’s Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm located in San Rafael, California and specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as Chief Financial Officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the Boards of Directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster’s term as a special director of the Company was scheduled to expire at the Annual Meeting of stockholders in 2009, or, if earlier, the date on which the Preferred Stock interest is no longer represented on the Board. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, thereupon terminating the terms of the special directors. On November 12, 2007, Mr. Foster was appointed as a Director of the Company with a term that expires at the Annual Meeting of stockholders in 2009.

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

William J. Raggio

William J. Raggio, 81, has served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the Board of Directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the Board of Directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio was a director of Sierra Health Services, Inc., a Nevada corporation until May 2006. Mr. Raggio’s term as a director of the Company expires at the annual meeting of stockholders in 2011.

Richard H. Taggart

Richard H. Taggart, 66, has served as a director of the Company elected by holders of the Company’s Preferred Stock since May 2006 when he was appointed by the Board of Directors to fill a resignation. Over a twenty-six year career, Mr. Taggart held various positions, such as, senior executive vice president, subsidiary president and board and executive committee member at Valley Bank and its parent, Valley Capital Corporation, where he retired from banking in 1992. He currently serves on the Boards of Colonial Bank of Nevada, and the Las Vegas Country Club. He also serves on the Boulder Dam Council of the Boy Scouts of America Advisory Committee. Mr. Taggart’s term as a special director of the Company was scheduled to expire at the Annual Meeting of stockholders in 2010, or, if earlier, the date on which the Preferred Stock interest is no longer represented on the Board. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31,

2007, thereupon terminating the terms of the special directors. On November 12, 2007, Mr. Taggart was appointed as a director of the Company with a term that expires at the Annual Meeting of stockholders in 2010.

Grant L. Siler

Grant L. Siler, 55, was appointed Principal Accounting Officer in July 2007. Prior to being appointed as Principal Accounting Officer, Mr. Siler served as Controller of the Pioneer Hotel & Gambling Hall from May 2001 to July 2007. Prior to joining the Company, Mr. Siler served as Controller of the Flamingo Hilton Laughlin from August 1993 to May 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10.0% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. People who are subject to the reporting obligations of Section 16(a) are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

Based solely on our review of the copies of the reports we received and written representations from the Company’s executive officers, directors and holders of 10% of the common stock, the Company believes that, during fiscal year 2008, there were no forms filed late with the SEC.

Code of Ethics

Pursuant to Item 406 of Regulation S-K, the Company adopted a Code of Ethics governing the behavior of the Company’s principal executive and senior financial officers.

Item 11.	Executive Compensation

Set forth below is information concerning compensation for services in all capacities to the Company and its affiliates for the fiscal years ended September 30, 2008 and 2007 of Paul W. Lowden, the Chief Executive Officer. There were no other current executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2007 that earned a total annual salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2007. Mr. Siler, the Company’s Principal Financial Officer, was hired in this position on July 2, 2007. The Company’s former Chief Financial Officer, Mr. John M. Garner, resigned effective January 19, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change In Pension Value and Nonqualified Deferred Compen- sation Earnings ($(2)	All Other Compen- sation ($)(3)	Total($)
Paul W. Lowden, (1)	2008	$550,000	$200,000	$0	$0	$0	$3,875	$39,380	$793,255
President, CEO and Chairman of the Board	2007	550,000	200,000	0	0	0	3,375	39,983	793,358
Suzanne Lowden	2008	136,182	6,797	0	0	0	985	9,642	153,606
Executive Vice President, Secretary and Treasurer	2007	85,500	1554	0	0	0	641	18,679	106,374
Grant L. Siler	2008	113,357	3,203	0	0	0	1,652	258	118,470
Principal Financial Officer	2007	23,077	0	0	0	0	288	0	23,365

(1)	See “Compensation Arrangements with Mr. Lowden.” “Compensation” for Mr. Lowden in 2007 includes annual base salary of $550,000 and bonus of $200,000.

(2)	Matching contributions made by the Company to the Retirement Savings 401(k) Plan.

(3)	Please see the table below, “All Other Compensation” Table.

All Other Compensation Table

Name and Principal Position	Year	Life Insurance Premiums	Auto Reimbursement	Gasoline Reimbursement	Household Services Reimbursement	Medical Reimbursement	Total($)
Paul W. Lowden,	2008	$7,404	$8,034	$0	$21,577	$2,365	$39,380
President, CEO and Chairman of the Board	2007	7,404	7,478	365	18,660	6,076	39,983
Suzanne Lowden	2008	258	5,702	0	0	3,682	9,642
Executive Vice President, Secretary and Treasurer	2007	138	6,774	229	0	11,538	18,679
Grant L. Siler	2008	258	0	0	0	0	258
Principal Financial Officer	2007	0	0	0	0	0	0

2008-2007 Grants of Plan-Based Awards Table

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price Option Awards ($/Sh)	Grant Date for Fair Value of Stock And Option Awards
Name		Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	Max. (#)
Paul W. Lowden,	2008							375,000		$33.25	03/17/08
President, CEO and Chairman of the Board	2007							0
Suzanne Lowden	2008							15,000		33.25	03/17/08
Executive Vice President, Secretary and Treasurer	2007							0
Grant L. Siler	2008							1,500		32.00	09/17/08
Principal Financial Officer	2007							0

Compensation Arrangements with Mr. Lowden (President, Chairman of the Board and CEO)

The Compensation Committee of the Company approved Mr. Lowden’s compensation package for fiscal year 2008, which provided for an annual base salary of $550,000 (the same base salary paid to Mr. Lowden in 2007). Additionally, in recognition of Mr. Lowden’s important efforts to the Company, and his extra service to the Company in directly guarantying the obligations of the Company to its lending bank, the Compensation Committee approved an annual incentive (bonus) to Mr. Lowden in the amount of $200,000 in 2008 (the same incentive bonus paid in 2007). To further assist the Company, and to maintain good cash flow, this incentive bonus is payable to Mr. Lowden in bi-weekly installments throughout fiscal year 2007.

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

What is the Compensation Program Designed to Award? The Compensation Program recognizes a number of factors as an indicator of the propriety of base salary and as a basis for determining reasonable incentives. Those factors include: (a) the cost associated with locating suitable and experienced replacement executive management, including the cost of additional benefits; (b) the cost of locating experienced outsourcing for certain tasks associated with the duties now performed; (c) periodic results associated with the management of Company’s assets and the success of executive management in the creation of long term shareholder value; (d) difficulties in the industry and the economy as a whole leading to the necessary devolution of extraordinary effort and time’ and, (e) the degree of personal risk experienced by the executive manager in the Company. This final criteria takes into account the fact that Mr. Lowden has been asked to personally guaranty the obligations of the Company (which is an unusual aspect of such an executive officer’s duties) and, therefore, creates opportunities for reduced rates of interest on borrowings as the loans are thereby risk-rated at more favorable levels. This last criteria exposes Mr. Lowden to risk not normally faced by similar executives.

What are Each of the Elements of the Company’s Compensation Program? As presently configured, the Compensation Program for the Company has three primary elements: First, and primarily, to establish a base rate of salary for its primary executive officer, Mr. Lowden. Second, to establish an annual incentive, if any, to be paid to its primary executive officer, Mr. Lowden. And, third, to issue on a periodic basis, those certain stock option grants, if any, to directors, officers and/or employees according to the plan(s) previously approved by the shareholders of the Company and still in effect.

The Company favors current compensation over deferred compensation arrangements. In addition, the Company favors cash over non-cash compensation.

Which Elements was Mr. Lowden Eligible to Receive in Each of the Years in the Summary Compensation Table? Who Determines Compensation? Mr. Lowden has received all three elements of compensation in previous years. In 2008 and 2007, however, he received only a base salary and an annual incentive (bonus). Mr. Lowden’s base salary and incentives have remained constant in each of those years and have not been increased. Mr. Lowden received 375,000 stock options in 2008, which constitutes the third element of his compensation, but none were granted in 2007. Mr. Lowden’s compensation reflected his experience, effort and performance. Mr. Lowden played an important role in the option transaction referenced above and the Board felt that his salary and incentives were well within the range of executive managers with such major financial obligations to monitor and process. The decision as to Mr. Lowden’s compensation (as to all three elements) is addressed and determined entirely by the Board of Directors after Mr. Lowden first recuses himself from that decision.

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

1998 Subsidiary Stock Option Plans

The Company and certain of its subsidiaries, SFHI, Inc., Sahara Las Vegas Corp., and Pioneer Hotel Inc., have adopted Subsidiary Plans. The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s common stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company’s long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2008, no options had been granted under any Subsidiary Plans.

Savings Plan

The Company has adopted a savings plan qualified under Section 401(k) of the Code (the “Savings Plan”). The Savings Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matches 25% of such employee contributions made. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2008 was approximately $66,651 of which approximately $3,875 and $2,638 were contributed by the Company to the account of Mr. Lowden and all other executive officers as a group, respectively, as matches for employee contributions made.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee, John W. Delaney and William J. Raggio, are non-employee directors. Mr. Delaney has never been an officer of the Company or of any of its subsidiaries. Mr. Delaney is the president of Central Banc Mortgage Corporation, a mortgage banking company of which Paul W. Lowden is a director and sole stockholder. During fiscal 2001 through fiscal 2003, the Company purchased from J & J Mortgage an aggregate of $0.7 million of commercial and residential loans originally funded by Central Banc Mortgage Corporation to unaffiliated third parties. See Item 13, “Certain Relationships and Related Transactions.”

William J. Raggio, who from 1982 to 1999 served as Vice-President, Secretary and General Counsel of the Company and its predecessors, is a shareholder and a member of the law firm of Jones Vargas. During fiscal years 2008 and 2007, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information regarding beneficial ownership of the common stock of the Company, as of January 9, 2009, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent
Paul W. Lowden(1)	4,995,634	(2)	74.5%
Suzanne Lowden	15,271	(3)	*
John W. Delaney	28,750	(3)	*
Howard Foster	15,300	(4)	*
William J. Raggio	32,972	(3)	*
Richard H. Taggart	11,700	(5)	*
Grant L. Siler	1,500	(6)	*
All Directors and Officers as a group (7 persons)	5,099,627		76.1%

*	Less than 1.0%

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

(2)	Includes 1,732,470 shares held by LICO, which is wholly owned by Mr. Lowden and 375,000 shares that may be acquired upon the exercise of outstanding stock options.

(3)	Includes 15,000 shares that may be acquired upon the exercise of outstanding stock options.

(4)	Includes 5,300 shares owned directly or beneficially by Mr. Foster and 10,000 shares that may be acquired upon the exercise of outstanding stock options.

(5)	Includes 10,000 shares that may be acquired upon the exercise of outstanding stock options.

(6)	Includes 1,500 shares that may be acquired upon the exercise of outstanding stock options.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company, through its Board of Directors and Committees, believes that the relationships noted below do not adversely impact the Company and the events mentioned below are on terms at least as favorable to the Company as would have been obtained from an unrelated third party.

Paul W. Lowden and Suzanne Lowden have been married to one another for 26 years.

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, the brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden granted the Company an exclusive five-year license which initially expired in January 2007 in the United States with respect to the technology, which automatically renews for additional two-year terms unless the Company terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The license automatically renewed for an additional two-year period now expiring in January 2009. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2008, the Company had expended approximately $0.4 million for commercial development of the technology. No costs were expensed in fiscal years 2008 and 2007.

During fiscal years 2001 through 2003, the Company purchased an aggregate of $0.7 million of commercial and residential loans originally funded by Central Banc Mortgage Corporation to unaffiliated third parties. The loans were purchased by the Company for the principal amount, plus accrued interest, if any. Central Banc Mortgage Corporation is owned by LICO, which in turn is owned by Paul W. Lowden. John W. Delaney is the president of Central Banc Mortgage Corporation. At September 30, 2008, the Company was owed approximately $55,000 from Central Banc Mortgage Corporation related to these transactions.

William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal years 2008 and 2007, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation. The primary contact for legal work is Alan Rabkin, Esq., a member of the firm. During fiscal year 2008 the Company made payments to the Law Firm of Jones Vargas in the amount of approximately $0.5 million.

See “Executive Compensation – Compensation Arrangements with Mr. Lowden” for information regarding certain bonus arrangements for Mr. Lowden and obligations of LICO, a company wholly-owned by Mr. Lowden, owed to the Company.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following fees were incurred with Piercy Bowler Taylor & Kern for services provided to the Company relative to the fiscal years ended September 30, 2008 and 2007:

	2008	2007
Audit Fees:	$228,478	$213,063
Audit Related Fees	27,479	15,799
Tax Fees	0	0

Audit fees are the aggregate fees incurred for professional services rendered in connection with the engagements to audit the Company’s annual financial statements for the fiscal years ended September 30, 2008 and 2007 including the reviews of the Company’s interim financial statements included in its quarterly reports on Form 10-Q for those fiscal years.

Audit related fees billed are for professional services rendered in connection with the audit of the Company’s 401(k) retirement plan relative to the calendar years 2007 and 2006, which ended during the Company’s fiscal years ended September 30, 2008 and 2007.

In the fiscal years ended September 30, 2008 and 2007, no fees were incurred with Piercy Bowler Taylor & Kern pursuant to the “de minimums” exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

PART IV

Item 15.	EXHIBITS

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(b)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (12)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.5	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.6	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.7	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.8	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.9	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.10	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.11	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

Exhibit Number	Description of Exhibit

10.12	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.13	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.14	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.15	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.16	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.17	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.18	Nonrecourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.19	Nonrecourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.20	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.21	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.22	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.23	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.24	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (13)

10.25	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (13)

10.26	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (13)

10.27	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (14)

10.28	Security Agreement and Second Deed of Trust Dated October 8, 2002 (15)

10.29	Demand Note dated February 6, 2003 in favor of Archon Corporation. (16)

21	Subsidiaries of Archon Corporation (17)

23.1	Consent of Piercy Bowler Taylor & Kern*

31.1	Certification of Paul W. Lowden, Principal Executive Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Grant L. Siler, Principal Accounting Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description of Exhibit

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed concurrently herewith.

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K/A (Amendment No. 1) dated January 23, 2004 and incorporated herein by reference.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Proxy Statement on Schedule 14A dated May 7, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

January 9, 2009	By:	/s/ Paul W. Lowden
(Date Signed)		Paul W. Lowden, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul W. Lowden Paul W. Lowden	Chairman of the Board and President (Principal Executive Officer)	January 9, 2009

/s/ John Delaney John Delaney	Director	January 9, 2009

/s/ Suzanne Lowden Suzanne Lowden	Director	January 9, 2009

/s/ William J. Raggio William J. Raggio	Director	January 9, 2009

/s/ Howard E. Foster Howard E. Foster	Director	January 9, 2009

/s/ Richard H. Taggart Richard H. Taggart	Director	January 9, 2009

/s/ Grant L. Siler Grant L. Siler	Principal Accounting Officer	January 9, 2009