Form 10-Q
period 2008-12-31
ARCHON CORP
filed 2009-02-17
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:                                 December 31, 2008

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

6,329,177 as of February 13, 2009

ARCHON CORPORATION

i

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and equivalents	$36,458,413	$37,973,564
Investment in marketable securities	2,991,545	5,731,337
Accounts receivable, net	109,869	144,810
Inventories	289,403	342,379
Prepaid expenses and other	1,034,074	1,371,281

Total current assets	40,883,304	45,563,371

Property held for sale	21,504,400	21,504,400
Property and equipment:
Rental property held for investment, net	121,704,063	122,354,178
Land used in operations	3,925,589	3,925,589
Buildings and improvements	7,951,200	7,951,200
Machinery and equipment	2,577,191	1,816,546
Accumulated depreciation	(1,026,388)	(782,999)

Property and equipment, net	135,131,655	135,264,514

Other assets	7,481,549	7,641,889

Total assets	$205,000,908	$209,974,174

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$9,843,691	$9,843,691
Accounts payable	2,225,768	2,848,701
Interest payable	221,703	219,233
Other accrued expenses	3,203,281	4,474,276
Exchangeable redeemable preferred stock—unredeemed	205,166	214,972
Current portion of debt	58,641	82,057
Current portion of nonrecourse debt	2,914,827	2,828,304

Total current liabilities	18,673,077	20,511,234
Debt—less current portion	0	441
Nonrecourse debt—less current portion	70,737,941	71,500,098
Deferred income taxes	22,667,612	23,242,864
Deferred rent income and accrued expensed	38,370,302	39,112,665

Total liabilities	150,448,932	154,367,302

Stockholders’ equity:
Common stock , $.01 par value; authorized—100,000,000 shares; issued and outstanding—6,329,177, and 6,329,177 shares	63,292	63,292
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 liquidation value, authorized—10,000,000 shares; none issued and outstanding	0	0
Additional paid-in capital	63,300,848	63,300,848
Accumulated deficit	(6,272,626)	(6,582,794)
Accumulated other comprehensive loss	(2,340,042)	(974,978)

Sub-total	54,751,472	55,806,368
Subscription receivable from principal stockholders	(111,722)	(111,722)
Less treasury common stock—4,875 shares, at cost	(87,774)	(87,774)

Total stockholders’ equity	54,551,976	55,606,872

Total liabilities and stockholders’ equity	$205,000,908	$209,974,174

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2008	2007
Revenues:
Casino	$4,157,097	$5,387,065
Hotel	356,517	538,336
Food and beverage	1,378,671	1,736,311
Rental properties	3,100,562	3,100,562
Other	1,502,855	2,092,849

Gross revenues	10,495,702	12,855,123
Less casino promotional allowances	(1,127,015)	(1,416,946)

Net operating revenues	9,368,687	11,438,177

Operating expenses:
Casino	2,271,879	3,267,384
Hotel	181,619	259,838
Food and beverage	957,788	1,081,680
Other	211,293	336,221
Selling, general and administrative:
Corporate	906,758	1,367,535
Other	751,495	914,768
Utilities and property expenses	989,275	1,282,812
Depreciation and amortization	893,504	1,070,387
Gain on disposal of assets	0	(6,187)

Total operating expenses	7,163,611	9,574,438

Operating income	2,205,076	1,863,739
Other income and (expense):
Interest expense	(1,944,655)	(2,080,133)
Interest and other income	209,530	2,716,695

Income before income tax expense	469,951	2,500,301
Federal income tax expense	159,783	850,103

Net income	$310,168	$1,650,198

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited) (continued)

	Three Months Ended December 31,
	2008	2007
Average common shares outstanding	6,329,177	6,386,473

Average common and common equivalent shares outstanding	7,070,677	7,091,333

Basic income per common share:	$0.05	$0.26

Diluted income per common share:	$0.04	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December
	2008	2007
Net income	$310,168	$1,650,198
Unrealized loss on marketable securities, net of income taxes	(1,365,064)	(2,483,354)

Comprehensive loss	$(1,054,896)	$(833,156)

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended December 31, 2008

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Notes Receivable From Stockholders	Treasury Stock	Total
Balances, October 1, 2008	$63,292	$63,300,848	$(6,582,794)	$(974,978)	$(111,722)	$(87,774)	$55,606,872
Net income			310,168				310,168
Unrealized loss on marketable securities				(1,365,064)			(1,365,064)

Balances, December 31, 2008	$63,292	$63,300,848	$(6,272,626)	$(2,340,042)	$(111,722)	$(87,774)	$54,551,976

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$310,168	$1,650,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	893,504	1,070,387
Interest expense from amortization of debt issuance costs	122,519	76,061
Gain on sale of assets, continuing operations	0	(6,187)
Gain on sale of marketable securities	(61,007)	(2,289,660)
Change in assets and liabilities:
Accounts receivable	34,941	889,020
Inventories	52,976	49,767
Prepaid expenses and other	337,207	(104,092)
Deferred income taxes	159,783	650,102
Other assets	37,821	(55,068)
Accounts payable	(622,933)	69,870
Interest payable	2,470	(918,692)
Accrued expenses and other current liabilities	(1,270,995)	61,056
Other liabilities	(742,363)	(742,362)

Net cash provided by (used in) operating activities	(745,909)	400,400

Cash flows from investing activities:
Proceeds from sale of assets, continuing operations	0	19,545
Increase in deferred income from sale and extensions of land purchase option	0	6,987,501
Capital expenditures	(760,645)	(124,719)
Marketable securities purchased	(654,570)	(2,171,006)
Marketable securities sold	1,355,270	4,061,704

Net cash provided by (used in) investing activities	(59,945)	8,773,025

Cash flows from financing activities:
Payments on debt and obligation under capital lease	(699,491)	(748,065)
Preferred stock redeemed and retired	(9,806)	(113,053)

Net cash used in financing activities	(709,297)	(861,118)

Increase (decrease) in cash and cash equivalents	(1,515,151)	8,312,307
Cash and cash equivalents, beginning of period	37,973,564	27,484,222

Cash and cash equivalents, end of period	$36,458,413	$35,796,529

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

The consolidated financial statements included herein have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules under Regulation S-X of the SEC, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results for the interim periods have been made. The results for the current three month period ended December 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, from which the balance sheet information as of that date is derived.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts. Actual results may differ from estimates.

Income Per Common Share. Dilutive stock options of approximately 741,500 and 700,000 were included in calculations of diluted income per common share for the three months ended December 31, 2008 and 2007, respectively.

Uninsured Deposits. At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.

Investment in Marketable Securities. Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at December 31, 2008 includes investments in corporate bonds.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized and unrealized gains and losses are determined by the specific identification method. At December 31, 2008, investments in equity securities available-for-sale included common and preferred stocks.

Included in “Other income” on the consolidated statements of operations are approximately $61,000 and $2,290,000 of realized gains for the three months ended December 31, 2008 and 2007, respectively. The Company recorded approximately $(1,365,000) and $(2,483,000) of other comprehensive (loss) associated with unrealized gains on these investments during the three months ended December 31, 2008 and 2007, respectively. Through December 31, 2008, the Company experienced a $2.1 million further decline in the value of these investments.

The following is a summary of available-for-sale marketable securities as of December 31, 2008:

	2008
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Debt securities	$1,829,395	$40,172	$385,713	$1,483,854
Equity securities	4,762,216	30,395	3,284,920	1,507,691

Total	$6,591,611	$70,567	$3,670,633	$2,991,545

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

4. Related Parties

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2009 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through September 30, 2006, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs were expended during the three-month periods ended December 31, 2008 or 2007. No royalties were paid to the patentholder during the periods presented.

5. Expiration of Gaithersburg Property Contract

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

6. Open Market Purchases of Company Common Stock

In December 2008, the Board of Directors of the Company approved the Company’s adoption of a plan, effective January 5, 2009, for the Company to make periodic and ongoing open market purchases of up to 5.0% of its own common stock (up to 319,539 shares of common stock) in accordance with Rule 10b-18 (the “Rule”) of the Rules and Regulations Promulgated Under The Securities Exchange Act Of 1934 (the “Act”), and, more specifically, in accordance with SEC Release No. 33-8335 (the “Release”). The Release is a ‘safe harbor’ and approved method to make open market purchases of a company’s own common stock in compliance with the Rule without those purchases being deemed manipulative under the Act.

The Rule and Release impose certain specific restrictions on the Company as to purchases of its own common shares. These include specific restrictions as to timing of open market purchases, manner of purchases, pricing of purchases and when purchases will (and will not) be allowed.

The Rule and Release also mandate certain additional and periodic disclosures that the Company must make concerning the open market purchases in its Series 10 filings (Report on Forms 10-K and 10-Q).

The open market purchase(s) are intended to be voluntary and there are no assurances that the Company will actually purchase all or any of its common shares noted above.

The Company is in possession of sufficient and available liquid funds to undertake any open market purchase(s) of its own shares without the need for additional borrowing. The Company will be utilizing licensed securities broker-dealers to effect any open market purchases.

The Company has determined that in the current difficult economy and in light of low interest rates being paid on deposit of surplus funds that the open market purchase(s) of its own shares, up to 5.0% of its outstanding common stock, represents a desirable use of its available and surplus cash.

7. Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 13, 2009, the holders of 4,259,252 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is planned for the near future and the Company intends on appealing the adverse decision of the court on the Motion, if necessary. The Company has initiated proceedings against a third party concerning its potential liability under the Certificate of Designation. The Company is also considering additional rights and remedies against third parties in the event that it does not prevail on its interpretation of the Certificate of Designation of the Preferred Stock.

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

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the ultimate outcome of each of the above matters and, therefore, has made no provision in the financial statements for liability related to these cases.

8. Stock-Based Compensation

The Company’s Stock Option Plan (“Plan”) provides for the grant of up to 1.2 million shares of its common stock to key employees. The Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the quarters ended December 31, 2008 and 2007, zero options were granted. As of December 31, 2008 and 2007, there were approximately 741,500 and 700,000 options, respectively, outstanding and exercisable under the Plan. During the quarters ended December 31, 2008 and 2007, none and 45,000 options, respectively, were exercised.

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 8.0 years. The average exercise price of the outstanding options at December 31, 2008 is approximately $28.09.

In December 2008, the Company’s Board of Directors authorized, subject to shareholder approval at the next annual meeting, an increase of 250,000 shares in the number of shares available for grant under the Plan,

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of December 31, 2008, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during fiscal 2008 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2008:	742	$28.09	8.3 yrs.	$(5,829)
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Options outstanding at December 31, 2008	742	$28.09	8.0 yrs.	$(9,306)
Exercisable at December 31, 2008	742	$28.09	8.0 yrs.	$(9,306)

As of December 31, 2008, there was no unrecognized compensation cost related to unvested stock options.

9. Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the three months ended December 31, 2008 and 2007 is presented below (amounts in thousands):

	2008	2007
Operating activities:
Cash paid during the period for interest	$1,838	$2,996

10. Segment Information

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three months ended December 31, 2008 and 2007 (dollars in thousands).

	Three Months Ended December 31,
	2008	2007
Pioneer Hotel:
Net operating revenues	$4,938	$6,612
Operating loss	(650)	(942)
Depreciation and amortization	206	386
Interest expense	206	312
Interest and other income	2	3
Loss before income taxes	(854)	(1,251)
Capital expenditures / transfers	746	16
Identifiable assets(1)	16,709	28,432

Rental Properties:
Net operating revenues	$3,101	$3,101
Operating income	2,450	2,450
Depreciation and amortization	650	650
Interest expense	1,770	1,815
Interest and other income	0	1
Income before income taxes	680	636
Capital expenditures / transfers	0	0
Identifiable assets(1)	125,899	128,737

Other and Eliminations:
Net operating revenues	$1,330	$1,725
Operating income	405	356
Depreciation and amortization	38	34
Interest expense	(31)	(47)
Interest and other income	208	2,713
Income (loss) before income taxes	644	3,115
Capital expenditures / transfers	15	109
Identifiable assets(1)	62,393	65,889

Total:
Net operating revenues	$9,369	$11,438
Operating income	2,205	1,864
Depreciation and amortization	894	1,070
Interest expense	1,945	2,080
Interest and other income	210	2,717
Income before income taxes	470	2,500
Capital expenditures / transfers	761	125
Identifiable assets(1)	205,001	223,058

(1)	Identifiable assets represent total assets less elimination for intercompany items

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended September 30, 2008. These historical financial statements may not be indicative of the Company’s future performance.

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

Rental Properties

During fiscal year 2001, the Company acquired certain rental properties as part of an IRS Section 1031 exchange. The rental properties are located in Gaithersburg, Maryland and Dorchester, Massachusetts. The Company acquired the properties and nonrecourse debt associated with the properties which are subject to long-term leases. Tenants remit payments to banks according to the terms of the leases and notes. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $12.4 million annually and will remain at this level until approximately 2020. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $3.2 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the leases and debt amortization, the fair market values of the properties may be different from their book values. Interest is presently being expensed at approximately $7.0 million annually and will decrease in relation to debt principal reductions through 2020. The Gaithersburg, Maryland, property was under contract to be sold if certain conditions precedent were satisfied by December 31, 2008, or by a later date if the deadline had been extended pursuant to the terms of the contract. The buyer’s right to extend the deadline was not exercised, and the contract expired on December 31, 2008.

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

Recently Issued Accounting Standards

SFAS NO. 161. In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS 133. SFAS 161, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for us beginning on October 1, 2009. However, since we do not now have, nor do we contemplate issuing or obtaining any derivative instruments, or engaging in any hedging activities, in the foreseeable future, we do not currently expect any effect on our future financial statements of adopting SFAS 161.

SFAS NO. 160. In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements. It requires that a noncontrolling (minority) interest in a subsidiary, including a consolidatable variable interest entity should be reported as equity in the consolidated financial statements. SFAS 160 will not likely have any effect on the Company’s consolidated financial statements since we do not presently have and are not contemplating investing in, establishing or acquiring a subsidiary with a noncontrolling interest. SFAS 160 will be effective, if applicable, for the Company’s fiscal year beginning October 1, 2009.

SFAS NO. 157 and 159. In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. We have no present intention of opting to adopt SFAS 159. SFAS 157 will become effective for us for financial assets and liabilities carried at fair value for fiscal year ended September 30, 2009 but will not become effective for nonfinancial assets until fiscal year ended September 30, 2010 (including interim periods within those years). We do not now expect any other effects of SFAS 157 since it is unlikely that we will choose to value assets or liabilities at fair value.

SFAS NO. 141R. In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. While we have not yet evaluated this statement for the impact, if any, that SFAS 141R might have on its consolidated financial statements, in the event we make any business combination or other covered acquisitions after September 30, 2009.

EITF No. 07-3. In June 2007, the FASB issued EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect, if any, EITF 07-3 will have on its consolidated financial position and results of operations.

SAB 108. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 became effective as of the end of the Company’s 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a significant impact on its financial statements.

Results of Operations—Three Months Ended December 31, 2008 and 2007

General

During the quarter ended December 31, 2008, the Company’s net operating revenues decreased $2.1 million and operating expenses decreased $2.4 million, resulting in an increase in operating income of $0.3 million from the quarter ended December 31, 2007. The improvement in operating results was primarily due to cost control measures at the Pioneer. Operating results at the rental properties were substantially unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended December 31, 2008 were approximately $9.3 million, a $2.1 million, or 18%, decrease from $11.4 million for the quarter ended December 31, 2007. Income from the rental properties was $3.1 million in each of the quarters ended December 31, 2008 and 2007. Revenues at the Pioneer of $4.9 million for the quarter ended December 31, 2008, decreased $1.7 million or 25%, from $6.6 million for the quarter ended December 31, 2007.

Operating Expenses. Total operating expenses decreased $2.4 million, or 25%, to $7.2 million for the quarter ended December 31, 2008 from $9.6 million for the quarter ended December 31, 2007. Total operating expenses as a percentage of net revenue decreased to 76% for the 2008 quarter from 84% for the 2007 quarter. Operating expenses at the Pioneer of $5.6 million for the quarter ended December 31, 2008 decreased $2.0 million or 26%, from $7.6 million for the quarter ended December 31, 2007.

Operating Income. Consolidated operating income for the quarter ended December 31, 2008 was $2.2 million, an increase of $.3 million, or 18%, from $1.9 million for the quarter ended December 31, 2007. This increase was due to the aforementioned changes in net operating revenues and operating expenses. Operating income of $2.3 million for each of the three-month periods ended December 31, 2008 and 2007 is attributable to the rental properties. Operating loss at the Pioneer of $0.6 million for the quarter ended December 31, 2008 decreased 0.3 million or 31%, from 0.9 million for the quarter ended December 31, 2007.

Interest Expense. Consolidated interest expense for the quarter ended December 31, 2008 was $1.9 million, a $0.1 million or 7%, decrease compared to approximately $2.0 million for the quarter ended December 31, 2007.

Interest and Other Income. Consolidated interest and other income for the quarter ended December 31, 2008, was $0.2 million, a $2.5 million or 92% decrease compared to $2.7 million for the quarter ended December 31, 2007. This decrease was primarily a result of a $2.3 million realized gain from the sale of marketable securities, combined with an increase in interest income of $0.2 million in the prior year quarter.

Federal Income Tax. Federal income tax expense for the quarter ended December 31, 2008 was $0.2 million, a $0.7 million or 81% decrease compared to $0.9 million for the quarter ended December 31, 2007, based on federal statutory rates.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer were $4.9 million for the quarter ended December 31, 2008, a decrease of $1.7 million, or 25%, compared to $6.6 million in the quarter ended December 31, 2007.

Casino revenues for the three months ended December 31, 2008 were $4.2 million, a decrease of $1.2 million, or 23%, compared to $5.4 million in the three months ended December 31, 2007. Slot and video poker revenues were $3.8 million, a decrease of $1.1 million, or 22%, compared to $4.9 million. Other gaming revenues, including table games, decreased $0.1 million or 29%, to approximately $0.4 million from $0.5 million. Casino promotional allowances were $1.1 million compared to $1.4 million, a decrease of approximately $0.3 million, or 20%.

Hotel revenues for the three months ended December 31, 2008 were approximately $0.3 million, a decrease of $0.2 million or 34%, compared to $0.5 million in the three months ended December 31, 2007. A decrease in hotel occupancy was compounded by a decrease in the average room rate. Competitive pressures in the Laughlin market in the 2008 period caused the decline in average room rate. Food and beverage revenues decreased approximately $0.3 million, or 21%, to $1.4 million from $1.7 million. Other revenues decreased $0.2 million, or 53%, to $0.2 million from $0.4 million.

Operating Expenses. Operating expenses were $5.6 million for the quarter ended December 31, 2008, a decrease of $2.0 million, or 26%, from $7.6 million in the quarter ended December 31, 2007. Operating expenses as a percentage of net revenue decreased to 113% in the current quarter from 114% in the prior year quarter.

Casino expenses were $2.3 million, a decrease of $1.0 million, or 30%, from $3.3 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues decreased to 55% from 61%.

Hotel expenses were $0.2 million, a decrease of $0.1 million or 30%, from $0.3 million, as a result of the decline in room occupancy. Food and beverage expenses were $1.0 million, a decrease of $0.1 million or 11%, from $1.1 million, due to a decrease in the number of food and beverage covers sold. Food and beverage expenses as a percentage of food and beverage revenues increased to 69% from 62%. Other expenses were $0.2 million, a decrease of $0.1 million or 42%, from $0.3 million. Other expenses as a percentage of other revenues increased to 111% from 90%.

Selling, general and administrative expenses were $1.0 million, a decrease of $0.1 million, or 13%, compared to $1.1 million. Selling, general and administrative expenses as a percentage of revenues increased to 20% from 17%. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were $0.8 million, a decrease of $0.3 million or 28%, compared to $1.1 million. Utilities and property expenses as a percentage of operating revenues was 16% in both years. Depreciation and amortization expenses were $0.2 million, a decrease of $0.2 million or 47%, from $0.4 million. Depreciation and amortization as a percentage of operating revenues decreased to 4% from 6%.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of December 31, 2008 (for the nine-month period ending September 30, 2009 and for the fiscal years ending September 30, 2010, 2011, 2012, 2013, 2014, 2015 and thereafter.) (amounts in thousands):

	Payments Due By Periods(1)
	2009	2010	2011	2012	2013	2014	2015 and thereafter	Total
Nonrecourse debt:
Gaithersburg	$2,154	$3,186	$3,573	$3,987	$4,448	$2,803	$0	$20,151
Sovereign	0	0	0	0	0	0	31,199	31,199
Debt:
Equipment	58	0	0	0	0	0	0	58
Other	2,153	0	0	0	0	0	0	2,153
Operating leases:
Ground lease	291	388	388	388	388	388	24,849	27,080
Corporate offices	31	0	0	0	0	0	0	31

Total	$4,687	$3,574	$3,961	$4,375	$4,836	$3,191	$56,048	$80,672

(1)	The Company is required to make the following cash interest payments related to the above debt obligations: (i) Nonrecourse debt – $5.1 million (2009), $6.6 million (2010), $6.3 million (2011), $6.1 million (2012), $5.8 million (2013), $4.7 million (2014) and $23.8 million (2015 and thereafter)), and (ii) Long-term debt—$0 million (2009), $0 million (2010), $0 million (2011), $0 million (2012), $0 million (2013), $0 million (2014) and $0 million (2015 and thereafter).

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

Liquidity

As of December 31, 2008, the Company held cash and cash equivalents of approximately $36.5 million compared to $38.0 million at September 30, 2008. The Company had $3.0 million in investment in marketable securities at December 31, 2008 compared to $5.7 million at September 30, 2008. The rental properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

The Company has a balloon payment due in May 2009 of approximately $9.8 million related to debt owed to a bank. The Company has sufficient cash and cash resources to pay the debt in full when the debt becomes due. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by the Company’s CEO, Chairman of the Board and primary stockholder and his wife, who is the Executive Vice President, Secretary and Treasurer of the Company.

Cash Flows from Operating Activities. The Company’s cash used for operating activities was $0.7 million for the three months ended December 31, 2008 as compared to $0.4 million cash provided by operating activities for the three months ended December 31, 2007. The decrease of $1.1 million was primarily due to the aforementioned reduction in operating revenues.

Cash Flows from Investing Activities. Cash used for investing activities was approximately $0.1 million for the three months ended December 31, 2008, as compared to $8.8 million in cash provided by investing activities for the three months ended December 31, 2007. In the current year period, the Company received $0.7 million from the sale of marketable securities, net of purchases, and spent $0.8 million for capital expenditures. In the prior year period, the Company received $2.3 million from the sale of marketable securities, and $7.0 million in option and extension payments relating to the Las Vegas Strip property.

Cash Used in Financing Activities. Cash used in financing activities was $0.7 million for the three months ended December 31, 2008 as compared to $0.9 million for the three months ended December 31, 2007, substantially all of which was used to make debt payments.

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

The Company owns an approximately 27-acre parcel on the Strip which was recorded at a cost of approximately $21.5 million that it leases to two different lessees for an aggregate amount of $0.4 million per month. Both leases may be terminated by the Company with sixty days written notice in the event the property is sold to a third party.

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

Payments of rent were approximately $100,000 for each of the three months ended December 31, 2008 and 2007. Capital expenditures to maintain the facility in fiscal 2009 are expected to be less than $1.0 million.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 13, 2009, the holders of 4,259,252 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is planned for the near future and the Company intends on appealing the adverse decision of the court on the Motion, if necessary. The Company has initiated proceedings against a third party concerning its potential liability under the Certificate of Designation. The Company is also considering additional rights and remedies against third parties in the event that it does not prevail on its interpretation of the Certificate of Designation of the Preferred Stock.

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

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of these matters and, therefore, has made no provision in the financial statements for liability related to these cases.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its nonrecourse debt, the Company has total interest-bearing debt at December 31, 2008 of approximately $9.9 million, of which approximately $9.8 million bears interest at a variable rate (approximately 6.25% at December 31, 2008). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $0.1 million change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation:

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 13, 2009, the holders of 4,259,252 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is planned for the near future and the Company intends on appealing the adverse decision of the court on the Motion, if necessary. The Company has initiated proceedings against a third party concerning its potential liability under the Certificate of Designation. The Company is also considering additional its rights and remedies against third parties in the event that it does not prevail on its interpretation of the Certificate of Designation of the Preferred Stock.

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

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of these matters and, therefore, has made no provision in the financial statements for liability related to these cases.

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

Date: February 17, 2009