Form 10-Q
period 2009-03-31
ARCHON CORP
filed 2009-05-15
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-9481

ARCHON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0304348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4336 Losee Road, Suite 5, North Las Vegas, Nevada 89030

(Address of principal executive office and zip code)

(702) 732-9120

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,370,176	as of	May 14, 2009

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	September 30, 2008 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,103,044	$37,973,564
Investment in marketable securities	3,579,323	5,731,337
Accounts receivable, net	86,369	144,810
Inventories	269,281	342,379
Prepaid expenses and other	1,024,018	1,371,281

Total current assets	40,062,035	45,563,371

Property held for sale	21,504,400	21,504,400
Property and equipment:
Rental property held for investment, net	121,053,948	122,354,178
Land used in operations	3,925,589	3,925,589
Buildings and improvements	7,951,201	7,951,200
Machinery and equipment	3,003,699	1,816,546
Accumulated depreciation	(1,255,403)	(782,999)

Property and equipment, net	134,679,034	135,264,514

Other assets	7,326,265	7,641,889

Total assets	$203,571,734	$209,974,174

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2009 (Unaudited)	September 30, 2008 (Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$9,843,690	$9,843,691
Accounts payable	1,811,468	2,848,701
Interest payable	218,903	219,233
Other accrued expenses	3,497,894	4,474,276
Exchangeable redeemable preferred stock – unredeemed	205,166	214,972
Current portion of debt	36,037	82,057
Current portion of non-recourse debt	3,002,309	2,828,304

Total current liabilities	18,615,467	20,511,234
Debt – less current portion	0	441
Non-recourse debt – less current portion	69,954,788	71,500,098
Deferred income taxes	22,792,210	23,242,864
Deferred rent income and accrued expenses	37,627,940	39,112,665

Total liabilities	148,990,405	154,367,302

Stockholders’ equity:
Common stock , $.01 par value; authorized – 100,000,000 shares; issued – 6,390,787, and 6,329,177 shares	63,908	63,292
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 liquidation value, authorized – 10,000,000 shares; none issued and outstanding	0	0
Additional paid-in capital	63,377,682	63,300,848
Accumulated deficit	(5,620,873)	(6,582,794)
Accumulated other comprehensive income	(2,732,183)	(974,978)

Sub-total	55,088,534	55,806,368
Less: Notes receivable from stockholders	(111,721)	(111,722)
Treasury stock – 20,611 and 4,875 common shares, at cost	(395,484)	(87,774)

Total stockholders’ equity	54,581,329	55,606,872

Total liabilities and stockholders’ equity	$203,571,734	$209,974,174

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
Casino	$4,787,513	$5,793,563	$8,944,610	$11,180,628
Hotel	441,022	558,203	797,539	1,096,539
Food and beverage	1,578,233	1,995,111	2,956,904	3,731,422
Rental properties	3,100,562	3,100,562	6,201,124	6,201,124
Other	1,570,302	1,670,338	3,073,157	3,763,187

Gross revenues	11,477,632	13,117,777	21,973,334	25,972,900
Less casino promotional allowances	(940,118)	(1,584,424)	(2,067,133)	(3,001,370)

Net operating revenues	10,537,514	11,533,353	19,906,201	22,971,530

Operating expenses:
Casino	2,773,973	3,285,685	5,045,852	6,553,069
Hotel	181,131	237,424	362,750	497,262
Food and beverage	1,003,050	1,095,016	1,960,838	2,176,696
Other	172,206	249,175	383,499	585,396
Selling, general and administrative:
Corporate expenses	872,076	3,476,687	1,778,834	4,844,222
Other	781,345	875,807	1,532,840	1,790,575
Utilities and property expenses	973,073	1,102,183	1,962,348	2,384,995
Depreciation and amortization	879,130	1,071,053	1,772,634	2,141,440
(Gain) on disposal of assets	0	(1,441)	0	(7,628)

Total operating expenses	7,635,984	11,391,589	14,799,595	20,966,027

Operating income	2,901,530	141,764	5,106,606	2,005,503
Other income and (expense):
Interest expense	(2,009,661)	(2,010,688)	(3,954,316)	(4,090,820)
Interest and other income	95,635	350,551	305,165	3,067,246

Income (loss) before income tax (expense) benefit	987,504	(1,518,373)	1,457,455	981,929
Federal income tax (expense) benefit	(335,751)	516,247	(495,534)	(333,855)

Net income (loss)	$651,753	$(1,002,126)	$961,921	$648,074

Average common shares outstanding	6,370,176	6,377,660	6,349,677	6,329,296

Average common and common equivalent shares outstanding	6,370,176	6,377,660	6,349,677	7,104,497

Income (loss) per share:
Basic	$0.10	$(0.16)	$0.15	$0.10

Diluted	$0.10	$(0.16)	$0.15	$0.09

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$651,753	$(1,002,126)	$961,921	$648,072
Unrealized (loss) on marketable securities, net of income taxes	(392,141)	(1,111,852)	(1,757,205)	(3,595,206)

Comprehensive income (loss)	$259,612	$(2,113,978)	$(795,284)	$(2,947,134)

The accompanying notes are an integral part of these consolidated financial statements

Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended March 31, 2009

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Notes Receivable from Stockholders	Treasury Stock	Total
Balances, October 1, 2008	$63,292	$63,300,848	$(6,582,794)	$(974,978)	$(111,722)	$(87,774)	$55,606,872
Net income			961,921				961,921
Common stock adjustments	616	(596)			1		21
Treasury stock transactions		77,430				(307,710)	(230,280)
Unrealized loss on marketable securities				(1,757,205)			(1,757,205)

Balances, March 31, 2009	$63,908	$63,377,682	$(5,620,873)	$(2,732,183)	$(111,721)	$(395,484)	$54,581,329

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$961,921	$648,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,772,634	2,141,440
Stock-based compensation expense	0	2,406,315
Interest expense from amortization of debt issuance costs	245,039	150,984
Gain on sale of assets	0	(7,628)
(Gain) / loss on sale of marketable securities	(94,989)	2,283,082
Change in assets and liabilities:
Accounts receivable	58,441	977,412
Inventories	73,098	84,982
Prepaid expenses and other	347,263	18,684
Deferred income taxes	495,534	133,855
Other assets	70,585	(50,311)
Accounts payable	(1,037,233)	(975,410)
Interest payable	(330)	(978,016)
Accrued expenses and other current liabilities	(976,382)	(31,444)
Other liabilities	(1,484,725)	(1,484,725)

Net cash provided by operating activities	430,856	5,317,294

Cash flows from investing activities:
Proceeds from sale of assets	0	33,035
Payments received on sale or extension of land purchase option	0	14,512,502
Capital expenditures	(1,187,154)	(182,041)
Marketable securities purchased	(2,779,199)	(9,260,098)
Marketable securities sold or redeemed	2,322,809	6,265,100

Net cash provided by (used in) investing activities	(1,643,544)	11,368,498

Cash flows from financing activities:
Payments on debt and obligation under capital lease	(1,417,767)	(1,472,510)
Debt issue costs	0	(98,453)
Common stock purchased and retired	(230,259)	0
Preferred stock redeemed and retired	(9,806)	(171,029)
Stock options exercised	0	1,129

Net cash used in financing activities	(1,657,832)	(1,740,863)

Increase in cash and cash equivalents	(2,870,520)	14,944,929
Cash and cash equivalents, beginning of period	37,973,564	27,484,222

Cash and cash equivalents, end of period	$35,103,044	$42,429,151

The accompanying notes are an integral part of these consolidated financial statements

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and General Information

The primary business operations of Archon Corporation (the “Company” or “Archon”) are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, which is currently rented. It also owns rental properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

The consolidated financial statements included herein have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules under Regulation S-X of the SEC, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results for the interim periods have been made. The results for the current three and six month periods ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, from which the balance sheet information as of that date is derived.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts. Actual results may differ from estimates.

Income (Loss) Per Common Share. Dilutive stock options of approximately 741,000 were not included in calculations of diluted income per common share for the six months ended March 31, 2009, as the options were out of the money therefore would be anti-dilutive. These options were not used to calculate dilution in loss periods, which is not presented because losses result in anti-dilution.

Uninsured Deposits. At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.

Investment in Marketable Securities. Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at March 31, 2009 includes investments in corporate bonds.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized and unrealized gains and losses are determined by the specific identification method. At March 31, 2009, investments in equity securities available-for-sale included common and preferred stocks.

Included in “Other income” on the consolidated statements of operations are approximately $32,119 realized losses and $47,242 of realized gains for the three months ended March 31, 2009 and 2008, respectively. The Company recorded approximately $(0.4) million and $(1.8) million and $(1.1) million and $(3.6) million of other comprehensive loss, net of tax effect, associated with unrealized losses on these investments during the three and six months ended March 31, 2009 and 2008, respectively. Through March 31, 2009, the Company experienced a year-to-date $2.7 million further decline in the value of these investments.

The following is a summary of available-for-sale marketable securities as of March 31, 2009 (amounts in thousands):

	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Debt securities	$3,004	$33	$(561)	$2,476
Equity securities	4,778	23	(3,698)	1,103

Total	$7,782	$56	$(4,259)	$3,579

The Company recorded the combined total of unrealized gains and (losses) shown in the above table, on the balance sheet as $2.7 million or 65% as retained earnings – other comprehensive income, and $1.5 million or 35% as deferred income taxes.

Revenue Recognition. Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force (EITF) Issue 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9). Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.4 million and $0.2 million for the six months ended March 31, 2009 and 2008, have been recognized as a direct reduction of casino revenue.

Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers totaling $2.1 million and $3.0 million for the six months ended March 31, 2009 and 2008. The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense of each department granting complimentary services. The table below summarizes the departments’ costs of such services (dollars in thousands):

	2009	2008
Food and beverage	$1,920	$2,710
Hotel	281	276
Other	4	17

Total	$2,205	$3,003

Rental revenue from rental properties is recognized as earned on a straight-line basis over the term of the lease. When rental payments received exceed rents earned and recognized, the difference is recorded as other liabilities, and conversely, when rents earned and recognized exceed rental payments received, the difference is recorded as other assets. See Note 5

Reclassifications. Certain reclassifications have been made in prior year’s consolidated financial statements to conform to the presentations used in fiscal 2009.

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

Simultaneous with the execution of the Option Agreement, SLVC executed a Contingent Warrant (the “Warrant”) to Purchase Series A Preferred Stock (the “Preferred Stock”), entitling LVT to purchase 60,000 shares of Series A Preferred Stock of SLVC upon terms and conditions set forth in the Warrant. The designation and amount of the Preferred Stock as well as the powers, preferences and relative, participating, optional and other special rights of the shares of the series of this Preferred Stock and the qualifications, limitations or restrictions thereof are set forth in the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock (the “Certificate”) also dated December 22, 2008. Had LVT exercised the Warrant prior to its expiration on April 1, 2009, the Option Agreement would have remained valid until March 31, 2010. LVT failed to exercise the Warrant before its expiration, thus the Option Agreement terminated on March 31, 2009.

4.	Related Parties

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2009 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through September 30, 2006, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs were expended during the three-month and six-month periods ended March 31, 2009 or 2008. No royalties were paid to the patentholder during the periods presented.

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

The table below summarizes the Company’s buy back of its common stock for the last 12-month period ended March 31, 2009:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning balance				316,215
January 2009	3,996	$27.83	3,996	312,219
February 2009	4,590	$16.96	8,586	307,629
March 2009	7,150	$16.60	15,736	300,479
Ending balance	15,736	N/A	15,736	300,479

7.	Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of May 13, 2009, the holders of 4,259,502 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 157,445 shares have yet to be surrendered and still have the right to receive their payment due.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is on going. If mediation is unsuccessful, the Company intends to appeal the adverse decision of the Court on the Motion. The Company has initiated proceedings against a third-party firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in late April, 2009 and is at an early stage of resolution. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate of Designation.

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

The Company’s Stock Option Plan (“Plan”) provides for the grant of up to 1.2 million shares of its common stock to key employees. The Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the six-month period ended March 31, 2009 and 2008, zero options were granted. As of March 31, 2009 and 2008, there were approximately 741,500 and 740,000 options, respectively, outstanding and exercisable under the Plan. During the second quarter ended March 31, 2009 and 2008, none and 112,850 options, respectively, were exercised.

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 7.8 years. The average exercise price of the outstanding options at March 31, 2009 is approximately $28.09.

In December 2008, the Company’s Board of Directors authorized, subject to shareholder approval at the next annual meeting, an increase of 250,000 shares in the number of shares available for grant under the Plan.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of March 31, 2009, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the six months ended March 31, 2009 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2008:	742	$28.09	8.3 yrs.	$(5,829)
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Options outstanding at March 31, 2009	742	$28.09	7.8 yrs.	$(12,272)
Exercisable at March 31, 2009	742	$28.09	7.8 yrs.	$(12,272)

As of March 31, 2009, there was no unrecognized compensation cost related to unvested stock options.

9.	Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information for the six-month periods ended March 31, 2009 and 2008 is presented below (amounts in thousands).

	2009	2008
Operating activities:
Cash paid during the period for interest	$3,903	$4,062

10.	Segment Information

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three-month and six-month periods ended March 31, 2009 and 2008 (amounts in thousands).

	Three Months Ended March 31,
	2009	2008
Pioneer Hotel:
Net operating revenues	$6,151	$7,044
Operating income (loss)	59	(208)
Depreciation and amortization	192	385
Interest expense	313	259
Interest and other income	2	3
Loss before income taxes	(252)	(464)
Capital expenditures / transfers	427	19

Rental Properties:
Net operating revenues	$3,101	$3,101
Operating income	2,450	2,450
Depreciation and amortization	650	650
Interest expense	1,744	1,799
Interest and other income	3	1
Income before income taxes	709	652
Capital expenditures / transfers	0	0

Other and Eliminations:
Net operating revenues	$1,286	$1,388
Operating income (loss)	393	(2100)
Depreciation and amortization	37	36
Interest expense	(47)	(47)
Interest and other income	91	347
Income (loss) before income taxes	531	(1,706)
Capital expenditures / transfers	0	20

Total:
Net operating revenues	$10,538	$11,533
Operating income	2,902	142
Depreciation and amortization	879	1,071
Interest expense	2,010	2,011
Interest and other income	96	351
Income (loss) before income taxes	988	(1,518)
Capital expenditures / transfers	427	39

	Six Months Ended March 31,
	2009	2008
Pioneer Hotel:
Net operating revenues	$11,089	$13,656
Operating loss	(591)	(1,150)
Depreciation and amortization	398	771
Interest expense	519	571
Interest and other income	4	6
Loss before income taxes	(1,105)	(1,715)
Capital expenditures / transfers	1,172	35
Identifiable assets (1)	16,809	28,032

Rental Properties:
Net operating revenues	$6,201	$6,201
Operating income	4,901	4,901
Depreciation and amortization	1,300	1,300
Interest expense	3,515	3,614
Interest and other income	3	2
Income before income taxes	1,389	1,289
Capital expenditures / transfers	0	0
Identifiable assets (1)	125,167	128,039

Other and Eliminations:
Net operating revenues	$2,616	$3,115
Operating income (loss)	797	(1,745)
Depreciation and amortization	75	70
Interest expense	(80)	(94)
Interest and other income	298	3,059
Income before income taxes	1,173	1,408
Capital expenditures / transfers	15	129
Identifiable assets (1)	61,596	70,968

Total:
Net operating revenues	$19,906	$22,972
Operating income	5,107	2,006
Depreciation and amortization	1,773	2,141
Interest expense	3,954	4,091
Interest and other income	305	3,067
Income before income taxes	1,457	982
Capital expenditures / transfers	1,187	164
Identifiable assets (1)	203,572	227,039

(1)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations – Six Months Ended March 31, 2009 and 2008

General

During the six months ended March 31, 2009, the Company’s net operating revenues decreased by $3.1 million and operating expenses decreased $6.2 million, resulting in an increase in operating income of $3.1 million from the six months ended March 31, 2008. The change in operating results was primarily due to a decrease in corporate expenses of $3.1 million, with a similar $3.1 million decrease in operating expenses at the Pioneer. Operating results at the investment properties were substantially unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues of $19.9 million for the six months ended March 31, 2009 decreased $3.1 million, or 13%, from $23.0 million for the six months ended March 31, 2008. Revenues at the Pioneer of $11.1 million for the six months ended March 31, 2009 decreased $2.6 million, or 19%, from $13.7 million for the six months ended March 31, 2008. Revenues from the investment properties were $6.2 million in each of the six months ended March 31, 2009 and 2008. Revenues at corporate decreased $0.5 million in the six months ended March 31, 2009 from the six months period ended March 31, 2008.

Operating Expenses. Total operating expenses decreased $6.2 million, or 29%, to $14.8 million for the six months ended March 31, 2009 from $21.0 million for the six months ended March 31, 2008. Total operating expenses as a percentage of revenue decreased to 74% in the current year period from 91% in the prior year period. Operating expenses at the Pioneer of $11.7 million for the six months ended March 31, 2009 decreased by $3.1 million, or 21% from $14.8 million for the six months ended March 31, 2008.

Operating Income. Consolidated operating income for the six months ended March 31, 2009 was $5.1 million, an increase of $3.1 million, or 155%, from $2.0 million for the six months ended March 31, 2008. This increase was due to the aforementioned change in net operating revenues and operating expenses. Operating income at the investment properties was unchanged at $4.9 million for each of the six months ended March 31, 2009 and 2008. Operating income increased by approximately $0.5 million at the Pioneer to an operating loss of $0.6 million. The operating income at corporate increased by approximately $2.5 million to an operating income of $0.8 million.

Interest Expense. Consolidated interest expense for the six months ended March 31, 2009 was $4.0 million, approximately a $0.1 million, or 3%, decrease compared to $4.1 million for the six months ended March 31, 2008. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income. Consolidated interest and other income for the six months ended March 31, 2009 was $0.3 million, an approximate $2.8 million, or 90% decrease compared to $3.1 million for the six months ended March 31, 2008. This decrease was primarily a result of a $2.4 million realized loss from the sale of marketable securities, combined with an decrease in interest income of $0.4 million.

Federal Income Tax. The Company recorded a federal income tax expense of $0.5 million for the six months ended March 31, 2009, a $0.2 million, or 48% increase compared to $0.3 million for the six months ended March 31, 2008.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $2.6 million, or 19%, to approximately $11.1 million in the six months ended March 31, 2009 from $13.7 million in the six months ended March 31, 2008.

Casino revenues for the six months ended March 31, 2009 were $8.9 million, a decrease of $2.2 million, or 20%, compared to approximately $11.1 million in the six months ended March 31, 2008. Slot and video poker revenues were $8.1 million, a decrease of $2.1 million, or 20%, compared to $10.2 million in the six months ended March 31, 2008. Other gaming revenues, including table games, decreased $0.2 million, or 15%, to $0.8 million in the six months ended March 31, 2009 from $1.0 million in the six months ended March 31, 2008. Casino promotional allowances were approximately $2.1 million compared to approximately $3.0 million, a decrease of approximately $0.9 million.

Hotel revenues for the six months ended March 31, 2009 were $0.8 million, a decrease of $0.3 million or 27%, compared to $1.1 million for the six months ended March 31, 2008. A decrease in hotel occupancy was compounded by a decrease in the average room rate. Continued competitive pressures in the Laughlin market in the 2009 period caused the decline in average room rate. Food and beverage revenues for the six months ended March 31, 2009 were approximately $2.9 million, a decrease of approximately $0.8 million or 21%, compared to $3.7 million for the six months ended March 31, 2008. Other revenues were approximately $0.4 million compared to $0.6 million, a decrease of $0.2 million.

Operating Expenses. Operating expenses decreased $3.1 million, or 21%, to $11.7 million in the six months ended March 31, 2009 from approximately $14.8 million in the six months ended March 31, 2008. Operating expenses as a percentage of net revenue decreased to 105% in the current six months from 108% in the prior year period.

Casino expenses were $5.0 million, a decrease of $1.5 million, or 23%, from approximately $6.5 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues decreased to 56% from 59%.

Hotel expenses were $0.4 million, a decrease of $0.1 million, or 27%, from $0.5 million, primarily due to the decrease in hotel revenues. Hotel expenses as a percentage of hotel revenues were unchanged at 45%. Food and beverage expenses decreased $0.2 million, or 10%, to $2.0 million compared to approximately $2.2 million, primarily due to lower food and beverage revenues. Food and beverage expenses as a percentage of food and beverage revenues increased to 66% from 58%. Other expenses were approximately $0.4 million compared to approximately $0.6 million, a decrease of $0.2 million. Other expenses as a percentage of other revenues decreased to 77% from 86%.

Selling, general and administrative expenses were $2.0 million, a decrease of $0.2 million, or 11%, compared to approximately $2.2 million. Selling, general and administrative expenses as a percentage of revenues increased to 18% in the current year period from 17% in the prior year period. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were $1.5 million, a decrease of approximately $0.5 million, or 22%, from $2.0 million. Utilities and property expenses as a percentage of revenues decreased to 14% from 15%. Depreciation and amortization expenses were approximately $0.4 million, a decrease of approximately $0.4 million, or 48%, from $0.8 million.

Results of Operations – Three Months Ended March 31, 2009 and 2008

General

During the quarter ended March 31, 2009, the Company’s net operating revenues decreased $1.0 million and operating expenses decreased $3.8 million, resulting in an increase in operating income of $2.8 million from the quarter ended March 31, 2008. The change in operating results was primarily due to a decrease in operating expenses of $2.6 million at corporate and $1.2 million at the Pioneer, which more than offset the decrease in operating revenues. The operating results at the investment properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues were $10.5 million for the quarter ended March 31, 2009, a $1.0 million, or 9%, decrease from $11.5 million for the quarter ended March 31, 2008. Revenues at the Pioneer of approximately $6.1 million for the three months ended March 31, 2009 decreased $0.9 million, or 13%, from $7.0 million for the three months ended March 31, 2008. Income from the investment properties was approximately $3.1 million in each of the quarters ended March 31, 2009 and 2008. Revenues at corporate decreased $0.1 million in the quarter ended March 31, 2009 from the quarter ended March 31, 2008.

Operating Expenses. Total operating expenses decreased $3.8 million, or 33%, to $7.6 million for the quarter ended March 31, 2009 from $11.4 million for the quarter ended March 31, 2008. Total operating expenses as a percentage of revenue decreased to 72% for the current year quarter from 99% for the prior year quarter. Operating expenses at the Pioneer of approximately $6.1 million decreased by $1.2 million, or 16%, from $7.3 million.

Operating Income. Consolidated operating income for the quarter ended March 31, 2009 was $2.9 million, an increase of $2.8 million, or 1,947%, from $0.1 million for the quarter ended March 31, 2008. The increase was due to the aforementioned changes in net operating revenues and operating expenses. Operating income at the investment properties was unchanged at approximately $2.4 million in each of the quarters ended March 31, 2009 and 2008. Operating income increased by $0.3 million, to approximately $0.1 million at the Pioneer. The operating income at corporate increased by $2.5 million to $0.4 million from an operating loss of $2.1 million in the prior year.

Interest Expense. Consolidated interest expense was relatively unchanged at $2.0 million for the quarter ended March 31, 2009 and 2008.

Interest and Other Income. Consolidated interest and other income for the quarter ended March 31, 2009 was $0.1 million, an approximate $0.3 million, or 73% decrease compared to $0.4 million for the quarter ended March 31, 2008.

Federal Income Tax. The Company recorded a federal income tax expense of $0.3 million for the quarter ended March 31, 2009 compared to an income tax benefit of $0.5 million for the quarter ended March 31, 2008 based on statutory income tax rates.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $0.9 million, or 13%, to approximately $6.1 million in the quarter ended March 31, 2009 from $7.0 million in the quarter ended March 31, 2008.

Casino revenues for the quarter ended March 31, 2009 were $4.8 million, a decrease of $1.0 million, or 17%, compared to $5.8 million in the quarter ended March 31, 2008. Slot and video poker revenues were $4.3 million, a decrease of $1.0 million, or 19%, compared to $5.3 million in the quarter ended March 31, 2008. Management believes this decrease was a result of increased competition from other local casinos and the economic climate. Other gaming revenues, including table games was approximately $0.5 million in each of the quarters ended March 31, 2009 and 2008.

Hotel revenues for the quarter ended March 31, 2009 were $0.4 million, a decrease of $0.1 million or 21% compared to approximately $0.5 million for the quarter ended March 31, 2008. Food and beverage revenues for the quarter ended March 31, 2009 were approximately $1.6 million, a decrease of $0.4 million or 21% compared to $2.0 million for the quarter ended March 31, 2008. Other revenues were $0.3 million in each of the quarters ended March 31, 2009 and 2008.

Operating Expenses. Operating expenses decreased by $1.2 million, or 16%, to $6.1 million in the quarter ended March 31, 2009 from $7.3 million in the quarter ended March 31, 2008. Operating expenses as a percentage of revenue decreased to 99% from 103%.

Casino expenses were $2.8 million, a decrease of $0.5 million, or 16% from $3.3 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues increased to 58% from 57%.

Hotel expenses were approximately $0.1 million, a decrease of approximately $0.1 million, or 24% from approximately $0.2 million in the quarter ended March 31, 2008. Hotel expenses as a percentage of revenues decreased to 41% from 43%. Food and beverage expenses were $1.0 million, a decrease of $0.1 million, or 8% from $1.0 million in prior year quarter. Food and beverage expenses as a percentage of food and beverage revenues increased to 64% from 55%. Other expenses were approximately $0.1 million, a decrease of approximately $0.1 million, or 29%, from approximately $0.2 million. Other expenses as a percentage of other revenues decreased to 57% from 81%.

Selling, general and administrative expenses were $1.0 million, a decrease of $0.1 million, or 9%, compared to $1.1 million. Selling, general and administrative expenses as a percentage of revenues increased to 17% from 16%. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were $0.8 million, a decrease of $0.1 million, or 16%, compared to $0.9 million. Utilities and property expenses were $0.8 million, a decrease of $0.1 million, or 16%, compared to $0.9 million. Utilities and property expenses as a percentage of revenues decreased to 12% from 13%. Depreciation and amortization expenses were approximately $0.2 million, a decrease of $0.2 million or 50%, from $0.4 million.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of March 31, 2009 (for the six-month period ending September 30, 2009 and for the fiscal years ending September 30, 2010 2011, 2012, 2013, 2014, 2015 and thereafter.) (amounts in thousands):

	Payments Due By Periods(1)
	2009	2010	2011	2012	2013	2014	2015 and thereafter	Total
Non-recourse debt:
Gaithersburg	$1,458	$3,186	$3,573	$3,987	$4,448	$25,107	$0	$41,759
Dorchester	0	0	0	0	0	0	31,199	31,199
Debt:
Equipment	36	0	0	0	0	0	0	36
Mortgage obligation	9,844	0	0	0	0	0	0	9,844
Operating leases:
Ground lease	193	386	386	386	386	386	24,750	26,873
Corporate offices	28	0	0	0	0	0	0	28

Total	$11,559	$3,572	$3,959	$4,373	$4,834	$25,493	$55,949	$109,739

(1)

The Company is required to make the following cash interest payments related to the foregoing debt obligations: (i) Non-recourse debt – $3.4 million (2009), $6.6 million (2010), $6.3 million (2011), $6.1 million (2012), $5.8 million (2013), $4.8 million (2014) and $23.8 million (2015 and thereafter)), and (ii) Long-term debt – $0.3 million (2009), $0 million (2010), $0 million (2011), $0 million (2012), $0 million (2013), $0 million (2014) and $0 million (2015 and thereafter).

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

Liquidity. As of March 31, 2009, the Company held cash and cash equivalents of approximately $35.1 million compared to $38.0 million at September 30, 2008. The Company had $3.6 million in investment in marketable securities at March 31, 2009 compared to $5.7 million at September 30, 2008. The rental properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

The Company has a balloon payment due in May 2009 of approximately $9.8 million related to debt owed to a bank, which was extended ninety days until August 2009 while a more formal renewal is in process. The Company has sufficient cash and cash resources to pay the debt in full when the debt becomes due. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by the Company’s CEO, Chairman of the Board and primary stockholder and his wife, who is the Executive Vice President, Secretary and Treasurer of the Company.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $0.4 million for the six months ended March 31, 2009 as compared to $5.3 million for the six months ended March 31, 2008.

Cash Flows from Investing Activities. Cash used in investing activities was $1.6 million for the six months ended March 31, 2009, as compared to $11.4 million provided by investing activities in the six months ended March 31, 2008. In the current year period, the Company received 2.3 million from the sale of marketable securities offset by $1.2 million in capital expenditures and $2.8 million from the purchase of marketable securities. In the prior year period, the Company received $6.3 million from the sale of marketable securities and $14.5 million from land sale option payments offset by $0.2 million in capital expenditures and $9.2 million from the purchase of marketable securities.

Cash Used in Financing Activities. Cash used in financing activities was $1.7 million for the six months ended March 31, 2009 as compared to $1.7 million for the six months ended March 31, 2008, all of which was used to make debt payments.

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

Pioneer

Pioneer’s principal uses of cash are for ground lease rent and capital expenditures to maintain the facility. The Company has implemented changes in personnel and promotional programs and installed new slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share in the Laughlin market. Management, however, can give no assurance that market share will be recaptured in its Laughlin market as its competition in the market typically has greater capital resources than does the Pioneer.

Payments of rent were approximately $0.2 million for each of the six-month periods ended March 31, 2009 and 2008. Capital expenditures to maintain the facility in fiscal 2009 are expected to be approximately $1.2 million.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of May 13, 2009, the holders of 4,259,502 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 157,445 shares have yet to be surrendered and still have the right to receive their payment due.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the

“Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is on going. If mediation is unsuccessful, the Company intends to appeal the adverse decision of the Court on the Motion. The Company has initiated proceedings against a third-party firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in late April, 2009 and is at an early stage of resolution. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate of Designation.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its nonrecourse debt, the Company has total interest-bearing debt at March 31, 2009 of approximately $9.9 million, of which approximately $9.8 million bears interest at a variable rate (approximately 6% at March 31, 2009). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $0.1 million change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation:

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of May 13, 2009, the holders of 4,259,502 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 157,445 shares have yet to be surrendered and still have the right to receive their payment due.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the registrant. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount no less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate. The Plaintiffs, thereafter, filed a motion for partial summary judgment (the “Motion”), seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that Motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Mediation of certain issues is on going. If mediation is unsuccessful, the Company intends to appeal the adverse decision of the Court on the Motion. The Company has initiated proceedings against a third-party firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in late April, 2009 and is at an early stage of resolution. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate of Designation.

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

Date:    May 14, 2009