Form 10-Q
period 2009-06-30
ARCHON CORP
filed 2009-08-13
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-9481

ARCHON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0304348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,370,176	as of	August 13, 2009

ARCHON CORPORATION

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$33,698,709	$37,973,564
Investment in marketable securities	4,708,207	5,731,337
Accounts receivable, net	548,920	144,810
Inventories	248,585	342,379
Prepaid expenses and other	899,693	1,371,281

Total current assets	40,104,114	45,563,371

Property held for sale	21,504,400	21,504,400
Property and equipment:
Rental property held for investment net	120,403,833	122,354,178
Land used in operations	3,925,589	3,925,589
Buildings and improvements	7,951,201	7,951,200
Machinery and equipment	3,048,858	1,816,546
Accumulated depreciation	(1,455,670)	(782,999)

Property and equipment, net	133,873,811	135,264,514

Other assets	7,200,593	7,641,889

Total assets	$202,682,918	$209,974,174

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

	June 30, 2009 (Unaudited)	September 30, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans payable	$9,843,691	$9,843,691
Accounts payable	1,845,919	2,848,701
Interest payable	210,694	219,233
Other accrued expenses	3,321,894	4,474,276
Exchangeable redeemable preferred stock – unredeemed	341,756	214,972
Current portion of debt	17,483	82,057
Current portion of nonrecourse debt	3,093,127	2,828,304

Total current liabilities	18,674,564	20,511,234
Debt – less current portion	0	441
Nonrecourse debt – less current portion	69,148,024	71,500,098
Deferred income taxes	23,051,571	23,242,864
Deferred rent income and accrued expenses	36,885,577	39,112,665

Total liabilities	147,759,736	154,367,302

Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 6,390,787, and 6,329,177 shares	63,908	63,292
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 per share liquidation value, authorized – 10,000,000 shares; none issued and outstanding	0	0
Additional paid-in capital	63,377,682	63,300,848
Accumulated deficit	(5,759,497)	(6,582,794)
Accumulated other comprehensive loss	(2,251,706)	(974,978)

Sub-total	55,430,387	55,806,368
Less: Notes receivable from stockholders	(111,721)	(111,722)
Treasury stock – 20,611 and 4,875 common shares, at cost	(395,484)	(87,774)

Total stockholders’ equity	54,923,182	55,606,872

Total liabilities and stockholders’ equity	$202,682,918	$209,974,174

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Casino	$3,814,896	$4,848,404	$12,759,506	$16,029,032
Hotel	487,810	614,217	1,285,349	1,710,756
Food and beverage	1,515,505	1,875,355	4,472,409	5,606,777
Rental properties	3,100,562	3,100,561	9,301,686	9,301,685
Other	1,164,912	1,430,725	4,238,069	5,193,912

Gross revenues	10,083,685	11,869,262	32,057,019	37,842,162
Less casino promotional allowances	(951,046)	(1,338,829)	(3,018,179)	(4,340,199)

Net operating revenues	9,132,639	10,530,433	29,038,840	33,501,963

Operating expenses:
Casino	2,402,022	2,814,791	7,447,874	9,367,860
Hotel	224,083	299,670	586,833	796,932
Food and beverage	1,062,455	1,161,774	3,023,293	3,338,470
Other	136,830	222,251	520,329	807,647
Selling, general and administrative:
Corporate expenses	760,175	1,588,880	2,539,009	6,433,102
Other	789,725	853,881	2,322,565	2,644,456
Utilities and property expenses	1,024,250	1,255,897	2,986,598	3,640,892
Depreciation and amortization	850,381	1,070,822	2,623,015	3,212,262
Gain on disposal of assets	0	0	0	(7,628)

Total operating expenses	7,249,921	9,267,966	22,049,516	30,233,993

Operating income	1,882,718	1,262,467	6,989,324	3,267,970
Other income and (expense):
Interest expense	(2,015,368)	(2,069,057)	(5,969,684)	(6,159,877)
Income realized upon termination of land sale option	0	67,130,836	0	67,130,836
Gain from settlement of liabilities	0	1,060,576	0	1,060,576
Interest and other income	134,538	396,307	439,703	3,463,553

Income before income tax expense	1,888	67,781,129	1,459,343	68,763,058
Federal income tax expense	(642)	(23,045,583)	(496,176)	(23,379,438)

Net income	$1,246	$44,735,546	$963,167	$45,383,620

Average common shares outstanding	6,370,176	6,393,093	6,356,510	6,385,742

Average common and common equivalent shares outstanding	6,370,176	7,133,093	6,356,510	7,114,029

Income per common share:
Basic	$0.00	$7.00	$0.15	$7.11

Diluted	$0.00	$6.27	$0.15	$6.38

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income	$1,246	$44,735,546	$963,167	$45,383,620
Unrealized gain (loss) on marketable securities, net of income taxes	480,477	(1,084,428)	(1,276,728)	(4,679,634)

Comprehensive income (loss)	$481,723	$43,651,118	$(313,561)	$40,703,986

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended June 30, 2009

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Notes Receivable from Stockholders	Treasury Stock	Total
Balances, October 1, 2008	$63,292	$63,300,848	$(6,582,794)	$(974,978)	$(111,722)	$(87,774)	$55,606,872
Net income			963,167				963,167
Preferred stock acquired			(139,870)				(139,870)
Common stock adjustments	616	(596)			1		21
Treasury stock transactions		77,430				(307,710)	(230,280)
Unrealized loss on marketable securities				(1,276,728)			(1,276,728)

Balances, June 30, 2009	$63,908	$63,377,682	$(5,759,497)	$(2,251,706)	$(111,721)	$(395,484)	$54,923,182

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$963,167	$45,383,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,623,015	3,212,262
Stock-based compensation expense	0	2,406,315
Termination of land sale purchase option	0	(67,130,836)
Gain from settlement of liabilities	0	(1,060,576)
Interest expense from amortization of debt issuance costs	355,679	310,392
Gain on sale of assets	0	(7,628)
Loss (gain) on sale of marketable securities	(94,989)	2,353,836
Change in assets and liabilities:
Accounts receivable	(404,110)	941,459
Inventories	93,794	57,791
Prepaid expenses and other	471,588	201,806
Deferred income taxes	496,176	23,179,438
Other assets	85,617	(476,218)
Accounts payable	(1,002,782)	(532,373)
Interest payable	(8,539)	(1,151,721)
Accrued expenses and other current liabilities	(1,152,382)	(87,585)
Other liabilities	(2,227,088)	(2,227,088)

Net cash provided by operating activities	199,146	5,372,894

Cash flows from investing activities:
Proceeds from sale of assets	0	33,036
Payments received on sale or extension of land purchase option	0	17,379,169
Capital expenditures	(1,232,312)	(439,987)
Marketable securities purchased	(2,779,199)	(10,217,590)
Marketable securities sold or redeemed	1,933,121	6,712,220

Net cash provided by (used in) investing activities	(2,078,390)	13,466,848

Cash flows from financing activities:
Payments on debt and obligation under capital lease	(2,152,266)	(2,914,035)
Common stock purchased and retired	(230,259)	(2,504,160)
Preferred stock redeemed and retired	(13,086)	(209,572)
Stock options exercised	0	1,129

Net cash used in financing activities	(2,395,611)	(5,626,638)

Increase (decrease) in cash and cash equivalents	(4,274,855)	13,213,104
Cash and cash equivalents, beginning of period	37,973,564	27,484,222

Cash and cash equivalents, end of period	$33,698,709	$40,697,326

The accompanying notes are an integral part of these consolidated financial statements

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and General Information

The primary business operations of Archon Corporation (the “Company” or “Archon”) are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, currently rented. It also owns rental properties in Dorchester, Massachusetts and Gaithersburg, Maryland.

The consolidated financial statements included herein have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations under Regulation S-X of the SEC, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results for the interim periods have been made. The results for the current three and nine month periods ended June 30, 2009, are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended Annual Report on Form 10-K for the year ended September 30, 2008, from which the balance sheet information as of that date is derived.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts. Actual results may differ from estimates.

Income (Loss) Per Common Share. The Company computes net income (loss) per share in accordance with SFAS NO. 128, Earnings per share. SFAS NO. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Dilutive stock options of approximately 741,000 were not included in calculations of diluted income per common share for the nine months ended June 30, 2009, as the options were out of the money and, therefore, would be anti-dilutive.

Uninsured Deposits. At various times during the period and subsequently, the Company maintained account balances that may have exceeded federally and/or institutionally insured limits, and the risk of losses related to such concentrations may be increasing as a result of future economic developments.

Investment in Marketable Securities. Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at June 30, 2009 includes investments in corporate bonds.

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized and unrealized gains and losses are determined by the specific identification method. At June 30, 2009, investments in equity securities available-for-sale included common and preferred stocks.

Included in “Other income” on the consolidated statements of operations are approximately $2,233 and $44,323 of realized losses for the three months ended June 30, 2009 and 2008, respectively. The Company recorded approximately $0.5 million and $(1.3) million and $(1.1) million and $(4.7) million of other comprehensive gain (loss), net of tax effect, associated with unrealized losses on these investments during the three and nine months ended June 30, 2009 and 2008, respectively. Through June 30, 2009, the Company experienced a year-to-date $2.0 million further decline in the value of these investments.

The following is a summary of available-for-sale marketable securities as of June 30, 2009 (amounts in thousands):

	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Debt securities	$3,268	$40	$(363)	$2,945
Equity securities	4,904	83	(3,224)	1,763

Total	$8,172	$123	$(3,587)	$4,708

The Company recorded the combined total of unrealized gains and (losses) shown in the above table, on the balance sheet as $2.2 million or 65% as retained earnings – other comprehensive income, and $1.2 million or 35% as deferred income taxes.

Revenue Recognition. Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force (EITF) Issue 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9). Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.3 million and $0.2 million for the nine months ended June 30, 2009 and 2008, have been recognized as a direct reduction of casino revenue.

Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers totaling $3.0 million and $4.3 million for the nine months ended June 30, 2009 and 2008, respectively. The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense of each department granting complimentary services. The table below summarizes the departments’ costs of such services (amounts in thousands):

	2009	2008
Food and beverage	$1,942	$3,073
Hotel	383	373
Other	15	91

Total	$2,340	$3,537

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

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

3.	Option Agreement

On December 22, 2008, SLVC, a wholly owned subsidiary of Archon Corporation, entered into an Option Agreement with Las Vegas Towers, LLC (“LVT”), a Delaware limited liability company, in which SLVC granted LVT an option to purchase SLVC’s approximately 27-acre parcel of land located at 2600 Las Vegas Boulevard South, Las Vegas, Nevada.

The Option Agreement designated the purchase price to acquire the land at $618.0 million.

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

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2009 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through September 30, 2006, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs were expended during the three-month and nine-month periods ended June 30, 2009 or 2008. No royalties were paid to the patentholder during the periods presented.

5.	Sale of Gaithersburg Property

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon (the “Property”), located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Property will be seventy-six million three hundred forty thousand dollars ($76,340,000). The Agreement provides the County with a 90-day feasibility study period, during which the County will determine if the Property is, or is not, suitable for the County’s intended use. If the County determines that the Property is not suitable, then it may terminate the Agreement without financial cost. If the County determines that the Property is suitable, then it will proceed to close escrow by notifying the Company of the closing date, which closing date may be no sooner than 90 days from the date of notice and no later than April 30, 2014.

Simultaneous with the execution of the Purchase and Sale Agreement, the County has entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County will, commencing October 1, 2009, and thereafter, lease and occupy the entire Property until the earlier of (i) completion of its purchase of the Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI has consented to the sublease. In addition, GXS, Inc. has agreed to pay SFHI the sum of $2,125,000, with $1,725,000 payable on the later of (i) October 1, 2009 or (ii) the date the County pays GXS, Inc. the first monthly rent payment under the sublease, and with the remainder of $400,000 payable on or before July 1, 2010.

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

The table below summarizes the Company’s buy back of its common stock for the last 12-month period ended June 30, 2009:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning balance				316,215
January 2009	3,996	$27.83	3,996	312,219
February 2009	4,590	$16.96	8,586	307,629
March 2009	7,150	$16.60	15,736	300,479
April 2009	0	0	15,736	300,479
May 2009	0	0	15,736	300,479
June 2009	0	0	15,736	300,479
Ending balance	15,736	$19.56	15,736	300,479

7.	Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of August 13, 2009, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest.

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

Also, two other former holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the ultimate outcome of each of the above matters and, therefore, has made no provision in the financial statements for liability related to these cases.

8.	Stock-Based Compensation

The Company’s Stock Option Plan (“Plan”) provides for the grant of up to 1.2 million shares of its common stock to key employees. The Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the nine-month period ended June 30, 2009 and 2008, zero options were granted. As of June 30, 2009 and 2008, there were approximately 741,500 and 740,000 options, respectively, outstanding and exercisable under the Plan. During the third quarters ended June 30, 2009 and 2008, no options were exercised.

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 7.5 years. The average exercise price of the outstanding options at June 30, 2009 is approximately $28.09.

In December 2008, the Company’s Board of Directors authorized, approved by the shareholders at the June 15, 2009 annual meeting, an increase of 250,000 shares in the number of shares available for grant under the Plan.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of June 30, 2009, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the nine months ended June 30, 2009 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2008:	742	$28.09	8.3 yrs.	$(5,829)
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Options outstanding at June 30, 2009	742	$28.09	7.5 yrs.	$(13,013)
Exercisable at June 30, 2009	742	$28.09	7.5 yrs.	$(13,013)

As of June 30, 2009, there was no unrecognized compensation cost related to unvested stock options.

9.	Supplemental Statement of Cash Flows Information

	2009	2008
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$5,978	$7,312

Non cash:
Unrealized losses on securities	$(1,964)	(7,199)

Adjustment to redeemable preferred	$139	$0

10.	Segment Information

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three- month and nine month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
	(amounts in thousands)
Pioneer Hotel / Casino:
Net operating revenues	$5,021	$6,523
Operating loss	(813)	(507)
Depreciation and amortization	163	385
Interest expense	336	326
Interest and other income	1	3
Income (loss) before income taxes	(1,148)	230
Capital expenditures / transfers	45	258

Rental Properties:
Net operating revenues	$3,101	$3,101
Operating income	2,450	2,450
Depreciation and amortization	650	650
Interest expense	1,743	1,791
Interest and other income	1	1
Income before income taxes	709	660
Capital expenditures / transfers	0	0

Other and Eliminations:
Net operating revenues	$1,011	$906
Operating income (loss)	246	(681)
Depreciation and amortization	37	36
Interest expense	(64)	(48)
Interest and other income	133	392
Income before income taxes	441	66,891
Capital expenditures / transfers	0	0

Total:
Net operating revenues	$9,133	$10,530
Operating income	1,883	1,262
Depreciation and amortization	850	1,071
Interest expense	2,015	2,069
Interest and other income	135	396
Income before income taxes	2	67,781
Capital expenditures / transfers	45	258

	Nine Months Ended June 30,
	2009	2008
	(amounts in thousands)
Pioneer Hotel / Casino:
Net operating revenues	$16,110	$20,179
Operating loss	(1,404)	(1,657)
Depreciation and amortization	561	1,156
Interest expense	854	897
Interest and other income	5	9
Loss before income taxes	(2,253)	(1,485)
Capital expenditures / transfers	1,217	292
Identifiable assets (1)	16,491	27,471

Rental Properties:
Net operating revenues	$9,302	$9,302
Operating income	7,351	7,351
Depreciation and amortization	1,950	1,950
Interest expense	5,257	5,405
Interest and other income	4	3
Income before income taxes	2,098	1,949
Capital expenditures / transfers	0	0
Identifiable assets (1)	124,409	127,316

Other and Eliminations:
Net operating revenues	$3,627	$4,021
Operating income (loss)	1,042	(2,426)
Depreciation and amortization	112	106
Interest expense	(141)	(142)
Interest and other income	431	3,452
Income before income taxes	1,614	68,299
Capital expenditures / transfers	15	148
Identifiable assets (1)	61,780	68,527

Total:
Net operating revenues	$29,039	$33,502
Operating income	6,989	3,268
Depreciation and amortization	2,623	3,212
Interest expense	5,970	6,160
Interest and other income	440	3,464
Income before income taxes	1,459	68,763
Capital expenditures / transfers	1,232	440
Identifiable assets (1)	202,683	223,314

(1)	Identifiable assets represent total assets less elimination for intercompany items.

11.	Subsequent Events

The Company has a balloon payment due in August 2009 of approximately $9.8 million related to debt owed to a bank, which is likely to be extended ninety days until November 2009 while a more formal renewal is in process. The Company has sufficient cash and cash resources to pay the debt in full when the debt becomes due. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by the Company’s CEO, Chairman of the Board and primary stockholder and his wife, who is the Executive Vice President, Secretary and Treasurer of the Company.

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

The Pioneer has experienced a flattening and, to a certain extent, a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in Laughlin to maintain profitability. Harsh economic conditions impacting customers, including high fuel costs, has significantly reduced disposable income, and limited customer travel and gaming practices. Management believes Laughlin is a mature market with marginal growth forecasted for the next few years based on its current plans. Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, or until the current economic conditions and trends begin to reverse.

The Company also owns rental properties on the East Coast but these rental properties do not contribute significant profitability or net cash flow to the Company.

Rental Properties

During fiscal year 2001, the Company acquired certain rental properties as part of an IRS Section 1031 exchange. The rental properties are located in Gaithersburg, Maryland and Dorchester, Massachusetts. The Company acquired the properties and nonrecourse debt associated with the properties which are subject to long-term leases. Tenants remit payments to banks according to the terms of the leases and notes. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $12.4 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $3.2 million annually and will remain at this level until approximately 2020 or until the assets are sold, otherwise disposed of or become impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the leases and debt amortization, the fair market values of the properties may be different from their book values. Interest is presently being expensed at approximately $7.0 million annually and will decrease in relation to debt principal reductions through 2020 or until the assets are sold, otherwise disposed of or become impaired . On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon (the “Property”), located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Property will be seventy-six million three hundred forty thousand dollars ($76,340,000). The Agreement provides the County with a 90-day feasibility study period, during which the County will determine if the Property is, or is not, suitable for the County’s intended use. If the County determines that the Property is not suitable, then it may terminate the Agreement without financial cost. If the County determines that the Property is suitable, then it will proceed to close escrow by notifying the Company of the closing date, which closing date may be no sooner than 90 days from the date of notice and no later than April 30, 2014.

Simultaneous with the execution of the Purchase and Sale Agreement, the County has entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County will, commencing October 1, 2009, and thereafter, lease and occupy the entire Property until the earlier of (i) completion of its purchase of the Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI has consented to the sublease. In addition, GXS, Inc. has agreed to pay SFHI the sum of $2,125,000, with $1,725,000 payable on the later of (i) October 1, 2009 or (ii) the date the County pays GXS, Inc. the first monthly rent payment under the sublease, and with the remainder of $400,000 payable on or before July 1, 2010.

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

Recently Issued Accounting Standards

SFAS NO. 168. In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

SFAS NO. 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the consolidated financial statements.

SFAS NO. 166. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

SFAS NO. 165. In June 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our consolidated financial statements.

SFAS NO. 163. In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

SFAS NO. 161. In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of SFAS 133 (“SFAS 161”). SFAS 161, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for the Company beginning on October 1, 2009. However, since the Company does not now have, nor does it contemplate issuing or obtaining any derivative instruments, or engaging in any hedging activities, in the foreseeable future, we do not currently expect any effect on our future financial statements by adopting SFAS 161.

SFAS NO. 160. In December 2007, the FASB issued Statement of Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). It requires that a noncontrolling (minority) interest in a subsidiary, including a consolidatable variable interest entity should be reported as equity in the consolidated financial statements. SFAS 160 will not likely have any effect on the Company’s consolidated financial statements since we do not presently have and are not contemplating investing in, establishing or acquiring a subsidiary with a noncontrolling interest. SFAS 160 will be effective, if applicable, for the Company’s fiscal year beginning October 1, 2009.

SFAS NO. 157 and 159. In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115 (“SFAS”), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. We have no present intention of opting to adopt SFAS 159. SFAS 157 will become effective for us for financial assets and liabilities carried at fair value for fiscal year ended September 30, 2009 but will not become effective for nonfinancial assets until fiscal year ended September 30, 2010 (including interim periods within those years). We do not now expect any other effects of SFAS 157 since it is unlikely that we will choose to value assets or liabilities at fair value.

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

Results of Operations – Nine Months Ended June 30, 2009 and 2008

General

During the nine months ended June 30, 2009, the Company’s net operating revenues decreased $4.5 million and operating expenses decreased $8.2 million, resulting in an increase in operating income of $3.7 million from the nine months ended June 30, 2008. The change in operating results was primarily due to a decrease in revenues at the Pioneer, which was more than offset by lower expenses at the Pioneer and corporate. The operating results at the rental properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the nine months ended June 30, 2009 were $29.0 million, a $4.5 million decrease or 13%, as compared to $33.5 million for the nine months ended June 30, 2008. The change in net operating revenues was primarily related to lower revenues at the Pioneer, which were partially offset by lower casino promotional allowances. Revenues at the Pioneer for the nine months ended June 30, 2009 were $16.1 million, a $4.1 million decrease or 20%, as compared to $20.2 million for the nine months ended June 30, 2008. Revenues from the investment properties were $9.3 million for each of the nine months ended June 30, 2009 and 2008. Revenues at Corporate for the nine months ended June 30, 2009 decreased $0.4 million as compared to the nine months ended June 30, 2008.

Operating Expenses. Total operating expenses for the nine months ended June 30, 2009 were $22.0 million, a $8.2 million decrease or 27%, as compared to $30.2 million for the nine months ended June 30, 2008. The change in operating expenses resulted from a decrease in corporate stock-based compensation expense of $2.4 million, combined with a decrease in other expenses of $1.5 million, and a $4.3 million reduction in operating expenses at the Pioneer. Total operating expenses as a percentage of revenue decreased to 76% in the current year period from 90% in the prior year period, as a result of the lower revenues and operating expenses. Operating expenses at the Pioneer for the nine months ended June 30, 2009 were $17.5 million, a $4.3 million decrease or 20%, as compared to $21.8 million for the nine months ended June 30, 2008.

Operating Income. Consolidated operating income for the nine months ended June 30, 2009 was approximately $7.0 million, a $3.7 million increase or 114%, as compared to approximately $3.3 million for the nine months ended June 30, 2008. This increase was due to the aforementioned change in corporate and Pioneer operating income and expenses. Operating income for the nine months ended June 30, 2009 at the rental properties was unchanged with an operating income of $7.4 million. Operating income at the Pioneer increased by $0.3 million to an operating loss of $1.4 million for the nine months ended June 30, 2009. The operating income at corporate increased by $3.4 million to $1.0 million for the nine months ended June 30, 2009.

Interest Expense. Consolidated interest expense for the nine months ended June 30, 2009 was $6.0 million, a $0.2 million decrease or 3%, as compared to $6.2 million for the nine months ended June 30, 2008. The decrease was primarily due to the reduction of nonrecourse debt associated with the rental properties.

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

Interest and Other Income. Consolidated interest and other income for the nine months ended June 30, 2009 was $0.4 million, a $3.0 million decrease or 87%, as compared to approximately $3.4 million for the nine months ended June 30, 2008. The decrease was primarily due to the decrease in cash flows from operating and investing activities.

Federal Income Tax. The Company recorded a federal income tax expense for the nine months ended June 30, 2009 of $0.5 million based on estimated annual effective rates. The Company recorded a net federal income tax provision of $23.4 million for the nine months ended June 30, 2008.

Net Income (Loss) Applicable to Common Shares. Consolidated net income attributable to common shares for the nine months ended June 30, 2009 was $0.1 million, or $0.15 per common share, as compared to net income attributable to common shares of $45.4 million, or $7.15 per common share, for the nine months ended June 30, 2008.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer for the nine months ended June 30, 2009 were $16.1 million, a $4.1 million decrease or 20%, as compared to $20.2 million for the nine months ended June 30, 2008 primarily due to the reasons set forth below.

Casino revenues for the nine months ended June 30, 2009 were approximately $12.7 million, a $3.3 million decrease or 20%, as compared to $16.0 million for the nine months ended June 30, 2008. Slot and video poker revenues for the nine months ended June 30, 2009 were $11.5 million, a $3.0 million decrease or 20%, as compared to $14.5 million for the nine months ended June 30, 2008. Other gaming revenues, including table games for the nine months ended June 30, 2009 were $1.3 million, a $0.3 million decrease or 20%, as compared to $1.6 million for the nine months ended June 30, 2008. Casino promotional allowances were $3.0 million compared to $4.3 million, a decrease of $1.3 million.

Hotel revenues for the nine months ended June 30, 2009 were $1.3 million, a $0.4 million decrease or 25%, as compared to $1.7 million for the nine months ended June 30, 2008. A decrease in rooms occupied was compounded by a decrease in the average room rate. Food and beverage revenues for the nine months ended June 30, 2009 were $4.5 million, a $1.1 million decrease or 20%, as compared to $5.6 million for the nine months ended June 30, 2008. Other revenues for the nine months ended June 30, 2009 were $0.6 million, a $0.6 million decrease or 48%, as compared to $1.2 million for the nine months ended June 30, 2008.

Operating Expenses. Operating expenses for the nine months ended June 30, 2009 were approximately $17.5 million a $4.3 million decrease or 20%, from $21.8 million for the nine months ended June 30, 2008. The decrease was primarily associated with the reduction in the operating revenues. Operating expenses as a percentage of revenue increased to 109% in the current year period from 108% in the prior year period.

Casino expenses for the nine months ended June 30, 2009 were approximately $7.5 million, a $1.9 million decrease or 20%, as compared to $9.4 million for the nine months ended June 30, 2008. Casino expenses as a percentage of revenue were unchanged at 46%.

Hotel expenses for the nine months ended June 30, 2009 were $0.6 million, a $0.2 million decrease or 26%, as compared to $0.8 million for the nine months ended June 30, 2008, due to the decrease in occupied rooms and associated expenses. Hotel expenses as a percentage of revenue were 4% in both the current and prior year periods. Food and beverage expenses for the nine months ended June 30, 2009 were $3.0 million, a $0.3 million decrease or 9%, as compared to $3.3 million for the nine months ended June 30, 2008. Food and beverage expenses as a percentage of revenue increased to 19% in the current year period from 17% in the prior period. Other expenses for the nine months ended June 30, 2009 were $0.5 million, a $0.3 million decrease or 37%, as compared to $0.8 million for the nine months ended June 30, 2008. Other expenses as a percentage of revenue declined to 3% in the current year period from 4% in the prior year period.

Selling, general and administrative expenses for the nine months ended June 30, 2009 were $3.1 million, a $0.3 million decrease or 9%, as compared to $3.4 million for the nine months ended June 30, 2008. Selling, general and administrative expenses as a percentage of revenue increased to 19% in the current year period from 17% in the prior year period. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses for the nine months ended June 30, 2009 were approximately $2.3 million, a $0.7 million decrease or 23%, as compared to $3.0 million for the nine months ended June 30, 2008. Utilities and property expenses as a percentage of revenue were 15% in both the current and prior year periods. Depreciation and amortization expenses for the nine months ended June 30, 2009 were approximately $0.6 million, a $0.6 million decrease or 51%, as compared to $1.2 million for the nine months ended June 30, 2008.

Results of Operations – Three Months Ended June 30, 2009 and 2008

General

During the quarter ended June 30, 2009, the Company’s net operating revenues decreased $1.4 million and operating expenses decreased $2.0 million, resulting in an increase in operating income of $0.6 million as compared to the three months ended June 30, 2008. The change in operating results was primarily due to the economic conditions which are currently impacting the customers of the Pioneer. The operating results at the rental properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues were $9.1 million for the quarter ended June 30, 2009, a $1.4 million or 13% decrease, from $10.5 million for the quarter ended June 30, 2008. Revenues at the Pioneer of $5.0 million for the three months ended June 30, 2009 decreased $1.5 million, or 23%, from $6.5 million for the three months ended June 30, 2008. Income from the rental properties was approximately $3.1 million for the three months ended June 30, 2009 and 2008. Revenues at corporate increased $0.1 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, related to a judgment associated with Slot Tables Inc.

Operating Expenses. Total operating expenses for the three months ended June 30, 2009 were approximately $7.3 million, a $2.0 million decrease or 22%, as compared to $9.3 million for the three months ended June 30, 2008. Total operating expenses as a percentage of revenue decreased to 79% in the current period from 88% in the prior year period.

Operating Income. Consolidated operating income for the three months ended June 30, 2009 was $1.9 million, a $0.6 million increase, as compared to $1.3 million for the three months ended June 30, 2008. The decrease was due to the aforementioned decrease in operating revenues and expenses. Operating income at the rental properties was unchanged at $2.5 million for the three months ended June 30, 2009. Operating loss at the Pioneer for the three months ended June 30, 2009 was $0.8 million, a $0.3 million increase, or 61%, as compared to $0.5 million for the three months ended June 30, 2008. The operating income at corporate increased by $0.9 million to $0.2 million. Operating income changes are a result of the aforementioned changes in operating revenues and expenses.

Interest Expense. Consolidated interest expense for the three months ended June 30, 2009 was $2.0 million, a $0.1 million decrease or 3%, as compared to $2.1 million for the three months ended June 30, 2008.

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

Interest and Other Income. Consolidated interest and other income for the three months ended June 30, 2009 was $0.1 million, a $0.3 million decrease, as compared to $0.4 million for the three months ended June 30, 2008.

Income (Loss) Before Income Tax (Expense) Benefit and Discontinued Operations. Consolidated income before income tax and discontinued operations for the three months ended June 30, 2009 was $0.0 million, a $67.8 million decrease, as compared to a $67.8 million for the three months ended June 30, 2008.

Federal Income Tax. The Company recorded a federal income tax expense for the three months ended June 30, 2009 of $0.0 million as compared to a $23.0 million for the three months ended June 30, 2008 based on estimated annual effective rates.

Preferred Share Dividends. Undeclared preferred share dividends were not recorded in the stockholders’ equity section of the balance sheet; the Company had elected at its sole discretion to redeem its preferred stock on August 31, 2007.

Net Income (Loss) Applicable to Common Shares. Consolidated net income attributable to common shares for the three months ended June 30, 2009 was $0.0 million, or $0.00 per common share, as compared to $44.7 million, or $7.00 per common share, for the three months ended June 30, 2008.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer for the three months ended June 30, 2009 were $5.0 million, a $1.5 million decrease or 23%, as compared to $6.5 million for the three months ended June 30, 2008, primarily for the reasons set forth below.

Casino revenues for the three months ended June 30, 2009 were $3.8 million, a $1.0 million decrease or 21%, as compared to $4.8 million for the three months ended June 30, 2008. Slot and video poker revenues for the three months ended June 30, 2009 were $3.4 million, a $0.9 million decrease or 21%, as compared to $4.3 million for the three months ended June 30, 2008. Management believes the lower slot handle was a direct result of the weaker economic conditions impacting the Laughlin market. Other gaming revenues, including table games, for the three months ended June 30, 2009 were $0.4 million, a $0.2 million decrease or 27%, as compared to $0.6 million, for the three months ended June 30, 2008. Casino promotional allowances for the quarter ended June 30, 2009 were approximately $0.9 million, a $0.4 million decrease or 29%, as compared to $1.3 million for the three months ended June 30, 2008.

Hotel revenues for the quarter ended June 30, 2009 were $0.5 million, an approximately $0.1 million decrease or 21%, as compared to $0.6 million for the three months ended June 30, 2008. Food and beverage revenues for the quarter ended June 30, 2009 were $1.5 million, a $0.4 million decrease or 19%, as compared to $1.9 million for the three months ended June 30, 2008. Other revenues for the three months ended June 30, 2009 were $0.2 million, an approximate $0.3 million decrease or 71%, as compared to $0.5 million for the three months ended June 30, 2008.

Operating Expenses. Operating expenses for the quarter ended June 30, 2009 were $5.8 million, a $1.2 million decrease or 17%, as compared to $7.0 million for the three months ended June 30, 2008. Operating expenses as a percentage of revenue increased to 116% from 108% as a result of the aforementioned lower revenues.

Casino expenses for the three months ended June 30, 2009 were $2.4 million, a $0.4 million decrease or 15%, as compared to $2.8 million for the three months ended June 30, 2008. Casino expenses as a percentage of revenue increased to 48% from 43% resulting from the more rapid decline in revenues than expenses.

Hotel expenses for the three months ended June 30, 2009 were $0.2 million, a $0.1 million decrease or 25%, as compared to $0.3 million in the three months ended June 30, 2008. Hotel expenses as a percentage of revenue decreased to 4% for the three months ended June 30, 2009 from 5% for the three months ended June 30, 2008. Food and beverage expenses for the three months ended June 30, 2009 were $1.1 million, a $0.1 million decrease or 9%, as compared to $1.2 million in the three months ended June 30, 2008. Food and beverage expenses as a percentage of revenue increased to 21% for the three months ended June 30, 2009 from 18% for the three months ended June 30, 2008. Other expenses for the three months ended June 30, 2009 were $0.1 million, an approximate $0.1 million decrease or 40%, as compared to $0.2 million for the three months ended June 30, 2008. Other expenses as a percentage of revenue were at 3% in both of the three months ended June 30, 2009 and 2008.

Selling, general and administrative expenses for the three months ended June 30, 2009 were $1.0 million, a $0.1 million decrease or 5%, as compared to $1.1 million in the three months ended June 30, 2008. Selling, general and administrative expenses as a percentage of revenue increased to 21% for the three months ended June 30, 2009 from 17% for the three months ended June 30, 2008. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses for the three months ended June 30, 2009 were $0.8 million, a $0.2 million decrease or 23%, as compared to approximately $1.0 million in the three months ended June 30, 2008. Utilities and property expenses as a percentage of revenue were unchanged at 16% both of the three months ended June 30, 2009 and 2008. Depreciation and amortization expenses for the three months ended June 30, 2009 were $0.2 million, a $0.2 million decrease or 58%, as compared to $0.4 million for the three months ended June 30, 2008.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s September 30th fiscal year contractual obligations and commitments as of June 30, 2009 (for the nine-month period ending September 30, 2008) and for the fiscal years ending September 30, 2009, 2010, 2011, 2012, 2013, 2014 and thereafter (amounts in thousands).

	Payments Due By Periods(1)
	2009	2010	2011	2012	2013	2014	2015 and thereafter	Total
Nonrecourse debt:
Gaithersburg	$742	$3,186	$3,573	$3,987	$4,448	$25,107	$0	$41,043
Sovereign	0	0	0	0	0	0	31,199	31,199
Debt:
Equipment	17	0	0	0	0	0	0	17
Mortgage obligation	9,844	0	0	0	0	0	0	9,844
Operating leases:
Ground lease	97	386	386	386	386	386	24,750	26,777
Corporate offices	14	0	0	0	0	0	0	14

Total	$10,714	$3,572	$3,959	$4,373	$4,834	$25,493	$55,949	$108,894

(1)

The Company is required to make the following cash interest payments related to the foregoing debt obligations: (i) Non-recourse debt – $1.7 million (2009), $6.6 million (2010), $6.3 million (2011), $6.1 million (2012), $5.8 million (2013), $4.8 million (2014) and $21.9 million (2015 and thereafter)), and (ii) Long-term debt – $0.2 million (2009), $0 million (2010), $0 million (2011), $0 million (2012), $0 million (2013), $0 million (2014) and $0 million (2015 and thereafter).

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

Liquidity. As of June 30, 2009, the Company held cash and cash equivalents of approximately $33.7 million compared to $38.0 million at September 30, 2008. The Company had $4.7 million in investment in marketable securities at June 30, 2009 compared to $5.7 million at September 30, 2008. The rental properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

The Company has a balloon payment due on August 20, 2009 of approximately $9.8 million related to debt owed to a bank, which is likely to be extended ninety days until November 2009 while a more formal renewal is in process. The Company has sufficient cash and cash resources to pay the debt in full when the debt becomes due. The debt obligation is secured by 27 acres of land owned on the Las Vegas Strip and is personally guaranteed by the Company’s CEO, Chairman of the Board and primary stockholder and his wife, who is the Executive Vice President, Secretary and Treasurer of the Company.

Cash Flows from Operating Activities. The Company’s cash provided by operating activities was $0.2 million for the nine months ended June 30, 2009 as compared to $5.4 million for the nine months ended June 30, 2008.

Cash Flows from Investing Activities. Cash used in investing activities was $2.1 million for the nine months ended June 30, 2009, as compared to cash provided by investing activities of $13.5 million for the nine months ended June 30, 2008. In the current year period, the company paid $1.2 million for capital improvements at the Pioneer, and $2.8 million for marketable securities which were offset by the sale of $1.9 million in marketable securities. In the prior year period, the Company received $17.4 million in payments on sale or extension of the land purchase option, $6.7 million in marketable securities sold or redeemed; which was offset by purchases of marketable securities of $10.2 million and $0.4 million in capital expenditures.

Cash Used in Financing Activities. Cash used in financing activities was $2.4 million for the nine months ended June 30, 2009 as compared to $5.6 million for the nine months ended June 30, 2008. In the current year period, $2.2 million was used for debt payments and $0.2 million for the purchase of common stock for retirement. In the prior year period, $2.9 million was used for debt payments, $2.5 million for the purchase and retirement of common stock and $0.2 million for the redemption and retirement of preferred stock.

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

Payments of rent were approximately $0.3 million in each of the nine months ended June 30, 2009 and 2008, respectively. Capital expenditures to maintain the facility in fiscal 2009 are expected to be approximately $1.3 million.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of August 13, 2009, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest.

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

Also, two other former holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its nonrecourse debt, the Company has total interest-bearing debt at June 30, 2009 of approximately $9.9 million, of which approximately $9.8 million bears interest at a variable rate (approximately 6% at June 30, 2009). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $0.1 million change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation:

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of August 13, 2009, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest.

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

Also, two other former holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

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

At the Annual Meeting of Stockholders held on June 15, 2009, common stockholders elected two directors, John W. Delaney and Howard E. Foster, approved the increase in the number of stock options available under the Company’s 1993 Key Employee Stock Option Plan and voted on a proposal to ratify the selection of De Joya Griffith & Company LLC (“De Joya”) as the Company’s independent registered public accounting firm and approval of the financial statements of September 30, 2008.

The Directors whose terms in office continued after the meeting are as follows:

Term Expires
Suzanne Lowden	2010
Richard H. Taggart	2010
Paul W. Lowden	2011
William J. Raggio	2011
John W. Delaney	2012
Howard E. Foster	2012

There were 6,337,187 shares of Common Stock entitled to vote at the meeting. A total of 6,291,700 votes (99.3%) were represented at the meeting.

The result of the vote taken on the election of Directors elected by the common stockholders to hold office until the 2012 Annual Meeting of Stockholders and until their successors are elected and have qualified are as follows:

	For	Withheld
John W. Delaney	5,915,488	376,211
Howard E. Foster	5,917,223	374,476

The result of the vote taken for approval of the increase in the number of stock options available under the Company’s 1993 Key Employee Stock Option Plan is as follows:

For	Against	Abstain	Broker Non-Vote
4,900,374	701,113	1,703	688,510

The result of the vote taken for ratification of the selection of De Joya as the Company’s independent registered public accounting firm and approval of the Company’s financial statements as of September 30, 2008 are as follows:

For	Against	Abstain	Broker Non-Vote
6,014,229	176,899	259,785	0

Item 5.	Other Information

None

Item 6.	Exhibits

a.	Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION,
Registrant

By:	/s/ Paul W. Lowden
Paul W. Lowden
Chairman of the Board, President and
Chief Executive Officer

Date:     August 13, 2009