Form 10-K
period 2009-09-30
ARCHON CORP
filed 2010-02-23
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

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
(Title of Class)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14,452,425. The market value was computed by reference to the closing price of the common stock as of March 31, 2009.

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

6,017,944 as of February 19, 2010

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

YEAR ENDED SEPTEMBER 30, 2009

i

PART I

Item 1.	BUSINESS

General

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and properties in Dorchester, Massachusetts and Gaithersburg, Maryland. (See Rental Properties Held for Investment)

Through the Securities and Exchange Commission’s (“SEC”) website, at http://www.sec.gov/ the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchanges Act, are made available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC.

The principal executive office of the Company is located at 4336 Losee Road, Suite 5, North Las Vegas, Nevada, 89030, and the telephone number is (702) 732-9120.

Hotel and Casino Operations

The Pioneer

The Pioneer, built in 1982, features a classical western architecture style, and is located in Laughlin, Nevada, an unincorporated town on the Colorado River bordering Arizona. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. Approximately 6 1/2 acres of the 12 acres are leased pursuant to a 99-year ground lease (the “Ground Lease”) which, by its terms, is scheduled to terminate in December 2078. The leased land lies between and separates the remaining two parcels of land that are held in fee simple. The Pioneer is comprised of four buildings. One of the three motel buildings together with a portion of both the Pioneer’s casino building and a second motel building are located on land subject to the Ground Lease. The casino is located in the main building, totaling approximately 50,000 square feet, of which approximately 21,500 square feet house the casino. The first floor includes the casino, two bars, snack bar and gift shop, as well as a twenty-four hour restaurant, kitchen, special events area, restrooms and storage areas. The first floor also includes a Lucky’s Sports Book operated by Brandywine Bookmaking, a tenant. A partial second floor houses a gourmet restaurant, administrative offices and banquet rooms. The three motel buildings were built in 1984 and comprise approximately 66,000, 54,000 and 30,000 square feet, respectively. A total of 416 motel rooms are housed in the three buildings with improvements including a swimming pool and spa.

Revenues. The primary source of revenues to the Company’s hotel-casino operations is gaming, which represented approximately 79% and 80% in 2009 and 2008, respectively, of total revenues. The Pioneer contributed 100% in fiscal 2009 and 2008 to total gaming revenues. As of September 30, 2009, the Pioneer had approximately 716 slot machines, six blackjack tables (“21”), one craps table, one roulette wheel and five other gaming tables. In addition, the Pioneer offered keno in fiscal 2009 and 2008, but has subsequently ceased offering keno as of November 30, 2009.

Market. The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California; retirees who reside in the Northeast and Midwest United States and Canada and travel to the Southwest United States during the winter months and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona, and in Needles, California. The average occupancy rates at the Pioneer were approximately 35% and 43% in fiscal years 2009 and 2008, respectively.

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

The Pioneer has a program called the “Round-Up Club” (the “Club”) established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for cash, free gifts, food and beverages and additional points redeemable for free play. Pioneer management also uses the Club membership list for direct mail marketing.

Management and Personnel

As of December 9, 2009 the Company employed 12 executive and administrative personnel and the Pioneer employed approximately 353 persons.

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

Property Held for Sale

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon (the “Property”), located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Property will be seventy-six million three hundred forty thousand dollars ($76,340,000). The Agreement provided the County with a 90-day feasibility period during which the County determined that the Property is suitable for its intended use, and the County will now proceed to close escrow by notifying the Company of the closing date, which date may be no sooner than 90 days from the date of notice and no later than April 30, 2014.

The property in Gaithersburg, Maryland is located on 51 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Gaithersburg, Maryland, property is under contract to be sold. See Notes to Consolidated Financial Statements, Note 6, Sale of Gaithersburg Property.

See also Item 2., “Properties”

Rental Properties Held for Investment

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

See also Item 2., “Properties”

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to three different lessees for an aggregate amount of $35,000 per month. The leases may be terminated in the event the property is sold or developed by the Company.

On December 22, 2008, SLVC, entered into an Option Agreement with Las Vegas Towers, LLC (“LVT”), a Delaware limited liability company, in which SLVC granted LVT an option to purchase SLVC’s approximately 27-acre parcel of land located at 2600 Las Vegas Boulevard South, Las Vegas, Nevada.

The Option Agreement designated the purchase price to acquire the land at $618.0 million.

Simultaneous with the execution of the Option Agreement, SLVC executed a Contingent Warrant (the “Warrant”) to Purchase Series A Preferred Stock (the “Preferred Stock”), entitling LVT to purchase 60,000 shares of Series A Preferred Stock of SLVC upon terms and conditions set forth in the Warrant. The designation and amount of the Preferred Stock as well as the powers, preferences and relative, participating, optional and other special rights of the shares of the series of this Preferred Stock and the qualifications, limitations or restrictions thereof are set forth in the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock also dated December 22, 2008. Had LVT exercised the Warrant prior to its expiration on April 1, 2009, the Option Agreement would have remained valid until March 31, 2010. LVT failed to exercise the Warrant before its expiration, thus the Option Agreement terminated on March 31, 2009.

See also Item 2., “Properties”

The Company has provided financial segment information in the Notes to Consolidated Financial Statements, Note 18. Segment Information.”

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

The following are currently known and material risks. Other material risks may develop in the future; provided, however, as they remain unidentified they cannot be disclosed. You are encouraged to review the following discussion of specific known material risks and uncertainties that could affect our business. These include, but are not limited to, the following:

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

Redemption of the Company’s Preferred Stock and Redemption Price Disputes. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 2, 2010, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest.

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

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Subsequent to the Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. At the same time, the Company filed a request for certification asking the Court to certify its partial summary judgment order for immediate interlocutory appeal. The Court granted the request for certification and denied the request for entry of final judgment without prejudice. The Company filed a Petition for Permission to Appeal with the Ninth Circuit Court of Appeals and the Ninth Circuit declined to accept the matter for interlocutory review at this time.

The Company has initiated proceedings against a third-party firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in April, 2009 and is at an early stage of resolution. The third-party has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate of Designation.

Also, two other holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

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

Our Outstanding Debt Obligations Subject us to Additional Risks. The Company’s wholly owned subsidiary, SLVC, secured and maintains a $15.0 million line of credit loan granted by a Nevada bank. The loan and promissory note, secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Property”), are for a period of one year commencing November 15, 2009, and ending November 14, 2010. The line of credit loan is revolving and is subject to additional lending requirements. The line of credit loan is current and only partially utilized at this time. The initial advance under the line of credit loan was used to pay in full the previous line of credit loan secured by the Property. The SLVC line of credit loan is guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and Suzanne Lowden, Secretary/Treasurer of SLVC.

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

The Company’s property held for sale in Gaithersburg, Maryland is located on 51 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Gaithersburg, Maryland, property is under contract to be sold. See Notes to Consolidated Financial Statements, Note 6, Sale of Gaithersburg Property

The Company owns, through its wholly owned subsidiary, SLVC, an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to three different lessees for an aggregate amount of $35,000 per month. The leases may be terminated in the event the property is sold or developed by the Company.

On December 22, 2008, SLVC, entered into an Option Agreement with Las Vegas Towers, LLC (“LVT”), a Delaware limited liability company, in which SLVC granted LVT an option to purchase SLVC’s approximately 27-acre parcel of land located at 2600 Las Vegas Boulevard South, Las Vegas, Nevada.

The Option Agreement designated the purchase price to acquire the land at $618.0 million.

Simultaneous with the execution of the Option Agreement, SLVC executed a Contingent Warrant (the “Warrant”) to Purchase Series A Preferred Stock (the “Preferred Stock”), entitling LVT to purchase 60,000 shares of Series A Preferred Stock of SLVC upon terms and conditions set forth in the Warrant. The designation and amount of the Preferred Stock as well as the powers, preferences and relative, participating, optional and other special rights of the shares of the series of this Preferred Stock and the qualifications, limitations or restrictions thereof are set forth in the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock also dated December 22, 2008. Had LVT exercised the Warrant prior to its expiration on April 1, 2009, the Option Agreement would have remained valid until March 31, 2010. LVT failed to exercise the Warrant before its expiration, thus the Option Agreement terminated on March 31, 2009.

Item 3.	LEGAL PROCEEDINGS

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 2, 2010, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest.

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

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Subsequent to the Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. At the same time, the Company filed a request for certification asking the Court to certify its partial summary judgment order for immediate interlocutory appeal. The Court granted the request for certification and denied the request for entry of final judgment without prejudice The Company filed a Petition for Permission to Appeal with the Ninth Circuit Court of Appeals and the Ninth Circuit declined to accept the matter for interlocutory review at this time.

The Company has initiated proceedings against a third-party firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in April, 2009 and is at an early stage of resolution. The third-party has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate of Designation.

Also, two other holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

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

The Company’s common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHNE”. As the Company did not file its Form 10-K by the extended due date of January 13, 2010, the Company’s stock has been delisted until such time that the Form 10-K is filed with the SEC.

The closing price of the Common Stock on February 19, 2010 was $19.00 per share. The tables below set forth the high and low closing prices by quarter for the fiscal years ended September 30, 2009 and 2008 of the common stock, as reported by the OTCBB.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009
High	$32.00	$23.00	$14.25	$14.25
Low	12.00	14.25	12.50	13.00
Fiscal 2008
High	$51.75	$50.00	$40.75	$39.00
Low	43.85	33.25	34.50	31.00

The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were approximately 400 common stockholders of record as of February 2, 2010.

Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the Standard & Poor’s 500, the Dow Jones US Gambling index for the five-year period ended September 30, 2009. The graph assumes that the value of the investment in the Company and in each index was $100 on September 30, 2004 and assumes that all dividends were reinvested.

	9/30/04	9/30/05	9/30/06	9/30/07	9/30/08	9/30/09
Archon Corporation	$100.00	$539.43	$470.00	$675.00	$443.57	$203.57
S&P 500	100.00	112.25	124.37	144.81	112.99	105.18
Dow Jones US Gambling	100.00	107.91	136.21	207.80	90.64	91.31

Item 6.	SELECTED FINANCIAL DATA

The table below sets forth a summary of selected financial data of the Company and its subsidiaries for the years ended September 30, 2009 and 2008:

	2009	2008
	Not covered by auditors’ report (dollars in thousands, except per share amounts)
Net operating revenues, continuing operations(1)	$31,973	$37,784
Discontinued operations, net	961	896
Net income (loss)	(1,535)	58,802
Net income (loss) applicable to common shares	(1,535)	58,802
Net income (loss) per common share	(0.24)	9.27
Total assets	196,984	210,307
Long-term debt, less current portion	31,199	31,119
Long-term debt- on asset held for sale	37,115	40,3001
Exchangeable redeemable preferred stock(2)	821	834

(1)	Net operating revenues for fiscal years 2008 through 2009 are derived primarily from operations at the Pioneer and revenues from the rental properties.

(2)

The Company’s Board of Directors had not declared dividends on its preferred stock since fiscal 1996. The Company redeemed its outstanding exchangeable redeemable preferred stock at $5.241 per share. As of February 2, 2010, the Company had repurchased and retired 4,259,878 shares of exchangeable redeemable preferred stock. The legal proceeding set forth in Item 3 relates to the exchangeable redeemable preferred stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Overview of Business Operations and Trends

The Company, historically, has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has divested itself of certain of these properties. Presently, the Company operates the Pioneer in Laughlin, Nevada.

The Pioneer has experienced a flattening and, to a certain extent, a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such locations as California and Arizona within the last several years caused revenue declines and caused the Company to focus on market definition and development in the local Laughlin area to maintain profitability. Harsh economic conditions impacting customers, including high fuel costs, has significantly reduced disposable income, and limited customer travel and gaming practices. Management believes Laughlin is a mature market with marginal growth forecasted for the next few years based on its current plans. Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, or until the current economic conditions and trends begin to reverse.

The Company also owns rental properties on the East Coast and Las Vegas Strip, but revenues from these rental properties are used to meet their related mortgages and thus do not contribute significant net cash flow to the Company.

Property Held for Sale

During fiscal year 2001, the Company acquired certain properties as part of an IRS Section 1031 exchange. The property held for sale is located in Gaithersburg, Maryland. The Company acquired the property and nonrecourse debt associated with the property which is subject to a long-term lease. A tenant remits payment to the bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $5.6 million annually and will remain at this level until approximately 2014 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $0.9 million annually and will remain at this level until approximately 2041 or until the asset is sold, otherwise disposed of or becomes impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the lease and debt amortization, the fair market value of the property may be different from its book values. Interest is presently being expensed at approximately $2.9 million annually and will decrease in relation to debt principal reductions through 2014 or until the asset is sold, otherwise disposed of or becomes impaired.

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon (the “Property”), located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Property will be seventy-six million three hundred forty thousand dollars ($76,340,000). The Agreement provided the County with a 90-day feasibility period during which the County determined that the Property is suitable for its intended use, and the County will now proceed to close escrow by notifying the Company of the closing date, which date may be no sooner than 90 days from the date of notice and no later than April 30, 2014.

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Property until the earlier of (i) completion of its purchase of the Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2,125,000, $1,725,000 of which was paid on October 1, 2009, with the balance of $400,000 payable on or before July 1, 2010. Due to the pending sale of this property, the related results of operations have been reported as discontinued operations. See Notes to Consolidated Financial Statements, Note 6, Sale of Gaithersburg Property

Rental Properties Held for Investment

During fiscal year 2001, the Company acquired certain rental property as part of an IRS Section 1031 exchange. The rental property is located in Dorchester, Massachusetts. The Company acquired the property and nonrecourse debt associated with the property which is subject to a long-term lease. A tenant remits payments to a bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $6.7 million annually and will remain at this level until approximately 2020 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $1.7 million annually and will remain at this level until approximately 2041 or until the asset is sold, otherwise disposed of or becomes impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the lease and debt amortization, the fair market values of the property may be different from its book value. Interest is presently being expensed at approximately $4.5 million annually and will decrease in relation to debt principal reductions through 2020 or until the asset is sold, otherwise disposed of or becomes impaired.

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to three different lessees for an aggregate amount of $35,000 per month. The leases may be terminated in the event the property is sold or developed by the Company.

On December 22, 2008, SLVC, entered into an Option Agreement with Las Vegas Towers, LLC (“LVT”), a Delaware limited liability company, in which SLVC granted LVT an option to purchase SLVC’s approximately 27-acre parcel of land located at 2600 Las Vegas Boulevard South, Las Vegas, Nevada.

The Option Agreement designated the purchase price to acquire the land at $618.0 million.

Simultaneous with the execution of the Option Agreement, SLVC executed a Contingent Warrant (the “Warrant”) to Purchase Series A Preferred Stock (the “Preferred Stock”), entitling LVT to purchase 60,000 shares of Series A Preferred Stock of SLVC upon terms and conditions set forth in the Warrant. The designation and amount of the Preferred Stock as well as the powers, preferences and relative, participating, optional and other special rights of the shares of the series of this Preferred Stock and the qualifications, limitations or restrictions thereof are set forth in the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock also dated December 22, 2008. Had LVT exercised the Warrant prior to its expiration on April 1, 2009, the Option Agreement would have remained valid until March 31, 2010. LVT failed to exercise the Warrant before its expiration, thus the Option Agreement terminated on March 31, 2009.

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

Income Taxes. The Company has recorded deferred tax assets related to net operating losses as the Company is able to offset these assets with deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences which established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future a valuation allowance may need to be recorded, which would impact the Company’s future results of operations. Annualized effective income tax rates for calculating interim period provisions and benefits have been estimated to be not significantly different than the estimated annual effective rate and the statutory rate. Although Financial Accounting Standards Board, Accounting Standard Codification (FASB ASC) 740-10, Income Taxes, became effective for the year ending September 30, 2008, based on its evaluation, management determined that FASB ASC 740-10 did not have a material effect on the financial statements or the net operating loss carryovers or the related deferred tax assets or valuation allowance.

Revenue Recognition. Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance FASB ASC 605-50 Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.2 million and $0.4 million for the years ended September 30, 2009 and 2008, have been recognized as a direct reduction of casino revenue.

Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer. Hotel, food and beverage revenues are recognized as services are performed.

Rental revenue from rental properties is recognized as earned on a straight-line basis over the term of the lease. When rental payments received exceed rents earned and recognized, the difference is recorded as deferred rental income in the current liabilities section of the balance sheet, and conversely, when rents earned and recognized exceed rental payments received, the difference is recorded as other assets.

RESULTS OF OPERATIONS – FISCAL 2009 COMPARED TO FISCAL 2008

General

During fiscal 2009, the Company’s consolidated net operating revenues decreased approximately $5.8 million, and operating expenses decreased approximately $16.8 million, resulting in an increase of approximately $11.0 million in operating income. These results were achieved in part through aggressive cost cutting measures. The increase in operating results was due to decreases in all of the operating expenses including a $7.5 million reduction in the loss incurred on the impairment of Pioneer assets.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2009 decreased by approximately $5.8 million from the year ended September 30, 2008. Revenues from the rental properties decreased approximately $0.5 million during fiscal 2009 as compared to the 2008 fiscal year. Net revenues decreased approximately $5.3 million during fiscal 2009 at the Pioneer compared to the 2008 fiscal year, as a result of a marketwide declining trend of gaming revenues in Laughlin discussed in greater detail below. Other net revenues decreased during fiscal 2009, by $0.1 million as compared to the 2008 fiscal year.

In fiscal 2009, 63% of the Company’s net revenues were derived from the Pioneer and 34% from rental properties held for investment. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2009, approximately 79% of the Pioneer’s net revenues were derived from casino operations. Approximately 90% of gaming revenues at the Pioneer were derived from slot and video poker machines, while 8% of such revenues were from table games and 2% was from other gaming activities such as keno.

Operating Expenses. Total operating expenses decreased approximately $16.8 million, or 35%, to $31.7 million for the year ended September 30, 2009, from $48.6 million for the year ended September 30, 2008. Total operating expenses as a percentage of net revenues decreased to 99% for the year ended September 30, 2009 from 129% for the year ended September 30, 2008. All of the operating expenses decreased in the year ended September 30, 2009 from the prior year. The decrease in operating expenses was principally the result of declining business levels. Casino, hotel, food and beverage, and other operating expenses declined a total of $3.6 million; combined with $1.1 million in legal and approximately $2.4 million in stock-based compensation expense. Other reductions included $0.8 million in utilities and property expenses and a $7.5 million decrease in the loss on the impairment of Pioneer assets.

Interest Expense. Consolidated interest expense for the year ended September 30, 2009 was $5.3 million, a $0.4 million increase compared to $4.9 million for the year ended September 30, 2008, primarily due to a $0.7 million non-recurring adjustment in the interest expense associated with the nonrecourse debt of the rental properties held for investment and an offsetting decrease in interest expense of $0.3 million due to a decrease in the amount of debt associated with the interest expense.

Gain on Termination of Land Sale Option. During the year ended September 30, 2008, the Company realized income of $67.1 million from nonrefundable deposits associated with a terminated land sale option, on an owned rental property.

Gain from Settlement of Liabilities. During the year ended September 30, 2008, the Company realized a gain of approximately $1.1 million, from the settlement of a debt associated with the Pioneer.

Interest and Other Income. Interest and other income for the year ended September 30, 2009 was approximately $1.2 million, a decrease of $0.2 million from $1.4 million for the year ended September 30, 2008. The decrease in interest and other income is a result of decreased cash flows.

Loss on Sale of Marketable Securities. The loss on marketable securities for the year ended September 30, 2009 was approximately $1.0 million, a decrease of $3.2 million from a gain of $2.2 million for the year ended September 30, 2008. The decrease is due to realized losses in available for sale of marketable securities.

Income Tax. The Company recorded a federal income tax benefit, combined with a tax expense associated with the discontinued operations, totaling approximately $1.9 million (an approximate 55% rate) for the year ended September 30, 2009, a change of $0.6 million from a $1.3 million tax benefit (an approximate 2% rate) for the year ended September 30, 2008. The benefit consisted primarily of the NOL carryforward from prior years.

Discontinued Operations, Net of Tax. The discontinued operations associated with the property held for sale during the year ended September 30, 2009 was $1.0 million, an increase of $0.1 million from $0.9 million for the year ended September 30, 2008.

Pioneer

General. Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel, and food/beverage revenues and expenses included in the Company’s consolidated statements of operations and are discussed separately below.

Net Operating Revenues. Net revenues at the Pioneer decreased $5.3 million, or approximately 21%, to $20.3 million for the year ended September 30, 2009 from $25.6 million for the year ended September 30, 2008.

Gross casino revenues decreased approximately $4.4 million, or 21%, to $16.0 million for the year ended September 30, 2009 from $20.4 million for the year ended September 30, 2008. Slot and video poker revenues decreased approximately $4.0 million, or 22%, to $14.4 million for the year ended September 30, 2009 from $18.4 million for the year ended September 30, 2008. Other gross gaming revenues, including table games, decreased approximately $0.4 million, or 18%, to $1.6 million for the year ended September 30, 2009 compared to approximately $2.0 million for the 2008 year. Management believes this decrease was a result of declining market trends in the local area. Casino promotional allowances decreased approximately $1.6 million, or 29%, to approximately $4.0 million in year ended September 30, 2009 compared to $5.6 million for year ended September 30, 2008 primarily due to the aforementioned decline in the local gaming market.

Hotel revenues decreased $0.5 million, or 23%, to $1.7 million for the year ended September 30, 2009 from $2.2 million in fiscal 2008 due to a decrease in the number of rooms occupied. Food and beverage revenues decreased $1.4 million, or 19%, to $5.8 million for the year ended September 30, 2009 from $7.2 million for the year ended September 30, 2008. Other revenues decreased $0.7 million, or 48%, to $0.7 million for the year ended September 30, 2009 from $1.4 million for the year ended September 30, 2008 due to decreased retail sales.

Operating Expenses. Operating expenses decreased $13.3 million, or 34%, to $26.3 million for the year ended September 30, 2009 from approximately $39.6 million for the year ended September 30, 2008, as a result of a decline of $7.5 million related to the impairment of assets, combined with a $5.8 million reduction in expenses associated with reduced customer activity since many such expenses vary with related revenues and for other reasons noted below. Operating expenses as a percentage of net revenues decreased to 130% in fiscal 2009 from 155% in fiscal 2008.

Casino expenses decreased $2.5 million, or 20%, to $9.8 million for the year ended September 30, 2009 from $12.3 million for the year ended September 30, 2008, primarily related to a decrease in casino promotional allowances, and lower gaming volumes. Casino expenses as a percentage of casino revenues increased to 61% for the year ended September 30, 2009 from 60% for the year ended September 30, 2008.

Hotel expenses decreased $0.3 million, or 26%, to $0.7 million for the year ended September 30, 2009, compared to $1.0 million for the year ended September 30, 2008, primarily due to a reduction in the number of hotel rooms rented. Hotel expenses as a percentage of hotel revenues decreased to 45% for the 2009 year from 47% for the 2008 year. Food and beverage expenses decreased $0.4 million, or 10%, to $3.9 million for the year ended September 30, 2009, compared to $4.3 million for the year ended September 30, 2008. Food and beverage expenses as a percentage of revenues increased to 67% for the 2009 year from 60% for the 2008 year. Other expenses decreased $0.4 million, or 40%, to $0.6 million for the year ended September 30, 2009 compared to $1.0 million for the year ended September 30, 2008 due to the decrease in retail revenues. Other expenses as a percentage of other revenues increased to 82% for the 2009 year from 71% for the 2008 year.

Selling, general and administrative expenses decreased $0.6 million, or 14%, to $3.8 million for the year ended September 30, 2009 compared to $4.4 million for the year ended September 30, 2008. Selling, general and administrative expenses as a percentage of revenues increased to 19% for the 2009 year from 17% for the 2008 year. The decrease in selling, general and administrative expenses was a result of lower business levels. These expenses increased as a percentage of revenues due to fixed costs associated with service contracts. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses decreased $0.8 million, or 20%, to $3.3 million in fiscal year 2009 compared to $4.1 million for the year ended September 30, 2008. Utilities and property expenses as a percentage of revenues remained the same at 16% for 2009 and 2008. Energy consumption decreased as a result of lower business levels and energy efficient lighting and signage changes, but were offset by energy rate increases. Depreciation expenses decreased $0.8 million, or 51%, to approximately $0.7 million in the year ended September 30, 2009, from $1.5 million in the year ended September 30, 2008.

Interest Expense. Interest expense decreased $0.4 million, or 30%, to $0.9 million for the year ended September 30, 2009 compared to $1.3 million for the year ended September 30, 2008.

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

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2009 for the fiscal years ending September 30, 2010, 2011, 2012, 2013, 2014, 2015 and thereafter:

	Payments Due By Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
	(Amounts in Thousands)
Continuing Operations
Nonrecourse debt:
Dorchester	$0	$0	$0	$0	$0	$31,199	$31,199
Long-term debt:
Mortgage obligation	7,867	0	0	0	0	0	7,867
Operating leases:
Ground lease	383	383	383	383	383	24,530	26,445
Corporate offices	55	0	0	0	0	0	55

Total Continuing Operations	$8,305	$383	$383	$383	$383	$55,729	$65,566

Discontinued Operations
Gaithersburg	$3,187	$3,573	$3,987	$4,448	$28,107	$0	$40,302

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Nonrecourse debt—$3.8 million (2010), $3.8 million (2011), $3.8 million (2012), $3.8 million (2013), $3.8 million (2014) and $21.8 million (2015 and thereafter); (ii) Long-term debt—$0.5 million (2010), $0.0 million (2011), $0.0 million (2012), $0.0 million (2013) $0.0 million (2014), and $0.0 million (2015 and thereafter); (iii) Discontinued operations—$2.8 million (2010), $2.5 million (2011), $2.3 million (2012), $2.0 million (2013) $1.0 million (2014), and $0.0 million (2015 and thereafter).

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

Liquidity and Capital Resources

Mortgage Note Obligation. The Company’s wholly owned subsidiary, SLVC, secured and maintains a $15.0 million line of credit loan granted by a Nevada bank. The loan and promissory note, secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Property”), are for a period of one year commencing November 15, 2009, and ending November 14, 2010. The line of credit loan is revolving and is subject to additional lending requirements. The line of credit loan in the amount of $7.9 million at the end of the fiscal year is reported as a current liability. The initial advance under the line of credit loan was used to pay in full the previous line of credit loan secured by the Property. The SLVC line of credit loan is guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and Suzanne Lowden, Secretary/Treasurer of SLVC.

As of September 30, 2009, the Company held cash and cash equivalents of $31.6 million compared to $37.9 million at September 30, 2008. In addition, the Company had $6.0 million in investment in marketable securities at September 30, 2009 compared to $5.7 million at September 30, 2008. Management believes that cash flow generated through its casino operations and its short and long-term investments, the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve-month period ending September 30, 2010. The rental properties were structured such that future tenants’ payments cover future required mortgage payments.

Cash Flows from Operating Activities. The Company’s cash provided by operations decreased $4.0 million in the year ended September 30, 2009 compared to the year ended September 30, 2008.

Cash Flows from Investing Activities. Cash provided by investing activities decreased $14.7 million during the year ended September 30, 2009, compared to the year ended September 30, 2008. This decrease is primarily related to the nonrefundable option payment of approximately $17.4 million received during the year ended September 30, 2008.

Cash Flows from Financing Activities. Cash used in financing activities decreased $2.0 million during the year ended September 30, 2009 compared to the year ended September 30, 2008. During fiscal 2009, the Company paid $1.9 million in long term debt, $.08 million on debt and nonrecourse debt, and $0.2 million common stock. During fiscal 2008, the Company received $9.6 million in loan proceeds, paid $2.6 million for common stock purchased and retired, $0.2 million for redeemable preferred stock, and $11.1 million on debt and nonrecourse debt.

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

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to three different lessees for an aggregate amount of $35,000 per month. The leases may be terminated in the event the property is sold or developed by the Company.

Pioneer

Pioneer’s principal uses of cash are for ground lease rent and capital expenditures to maintain the facility. The Company has implemented changes in personnel and promotional programs and installed new slot equipment to address the decreases in revenues and operating income. Management’s main focuses is to recapture market share in the Laughlin market, and continue to reduce expenses. Management, however, can give no assurance that market share will be recaptured in its Laughlin market as its competition in the market typically has greater capital resources than does the Pioneer.

Property Held for Sale

The property in Gaithersburg, Maryland is located on 51 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Gaithersburg, Maryland, property is under contract to be sold. See Notes to Consolidated Financial Statements, Note 6, Sale of Gaithersburg Property

Rental Properties Held for Investment

The Company acquired rental property in Dorchester, Massachusetts in March 2001. The Dorchester, Massachusetts property is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

Termination of Option to Purchase Las Vegas Boulevard Land

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

Duke’s Casino

Prior to the years presented, the Company had loaned approximately $1.4 million to Duke’s – Sparks (“Duke’s”), a Nevada limited-liability company. The Company, through its wholly-owned subsidiary, Archon Sparks Management Company, operated Duke’s casino. Christopher Lowden, son of Paul W. Lowden, was a limited partner in the company that was a managing member of Duke’s. The Company also acquired a $100,000 Class B member interest in Duke’s. In December 2003, Duke’s closed its casino operations.

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

Redemption of the Company’s Preferred Stock and Redemption Price Disputes.

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 2, 2010, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest.

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

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Subsequent to the Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. At the same time, the Company filed a request for certification asking the Court to certify its partial summary judgment order for immediate interlocutory appeal. The Court granted the request for certification and denied the request for entry of final judgment without prejudice The Company filed a Petition for Permission to Appeal with the Ninth Circuit Court of Appeals and the Ninth Circuit declined to accept the matter for interlocutory review at this time.

The Company has initiated proceedings against a third-party firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in April, 2009 and is at an early stage of resolution. The third-party has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate of Designation.

Also, two other holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Excluding its nonrecourse debt, the Company has total interest-bearing debt of approximately $7.9 million, which bears interest at a variable rate (6.25% at September 30, 2009). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $79,000 change in the amount of interest the Company would incur based on the amount of variable debt outstanding at September 30, 2010. Any future borrowings with variable interest rate terms will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 8.	FINANCIAL STATEMENTS

INDEX

TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Archon Corporation

Las Vegas, NV 89030

We have audited the accompanying consolidated balance sheet of Archon Corporation and Subsidiaries (“the Company”) as of September 30, 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We did not audit the consolidated financial statements of the Company for the year ended September 30, 2008. Those statements were audited by other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Archon Corporation:

We have audited the accompanying consolidated balance sheet of Archon Corporation and Subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2008, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, under the heading, “Restatements and Reclassifications,” the Company’s balance sheet and statement of stockholders’ equity as of and for the year ended September 30, 2008, have been restated.

Las Vegas, Nevada

January 12, 2009

Las Vegas, Nevada

January 12, 2009, except for the portion of Note 2 presented under the heading. “Restatements and Reclassifications,” as to which the date is February 22, 2010

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

as of September 30,

	2009	2008 (Restated)
ASSETS
Current assets:
Cash and equivalents	$31,646,498	$37,973,564
Investment in marketable securities	5,995,289	5,731,337
Accounts receivable, net	170,935	144,810
Inventories	231,689	342,379
Prepaid expenses and other	945,167	1,371,281
Deferred tax assets	512,695	332,341

Total current assets	39,502,273	45,895,712

Property held for sale	55,357,905	0

Property and equipment:
Rental property held for investment, net	89,511,868	143,858,578
Casino property and equipment, net	9,837,578	12,910,336

Property and equipment, net	99,349,446	156,768,914
Other assets	2,774,685	7,641,889

Total assets	$196,984,309	$210,306,515

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets – (continued)

as of September 30,

	2009	2008 (Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,866,659	$9,843,691
Accounts payable	2,099,581	2,848,701
Interest payable	0	219,233
Other accrued expenses	2,722,690	4,474,276
Exchangeable redeemable preferred stock - unredeemed	821,259	834,346
Current liabilities - assets held for sale	3,342,837	0
Current portion of debt - nonrecourse debt	0	2,828,304
Current portion of debt	0	82,057

Total current liabilities	16,853,026	21,130,608
Debt - less current portion	0	441
Long term liabilities - assets held for sale	37,114,921	0
Nonrecourse debt - less current portion	31,199,288	71,500,098
Deferred tax liabilities	21,828,674	23,575,205
Deferred rent income	36,836,466	39,112,665

Total liabilities	143,832,375	155,319,017

Stockholders’ equity:
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 per share liquidation value, authorized – 10,000,000 shares; none issued and outstanding	0	0
Common stock, $.01 par value; authorized – 100,000,000 shares; issued and outstanding – 6,316,576 and 6,329,177 shares	63,166	63,292
Additional paid-in capital	62,982,941	63,300,848
Accumulated deficit	(8,737,568)	(7,202,168)
Accumulated other comprehensive income (loss)	(1,044,883)	(974,978)

	53,263,656	55,186,994
Less notes receivable from principal stockholders	(111,722)	(111,722)
Less treasury common stock – 0 and 4,875 shares, at cost	0	(87,774)

Total stockholders’ equity	53,151,934	54,987,498

Total liabilities and stockholders’ equity	$196,984,309	$210,306,515

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30,

	2009	2008
Revenues:
Casino	$16,031,670	$20,398,198
Hotel	1,692,351	2,207,771
Food and beverage	5,796,852	7,192,525
Rental properties	10,712,624	11,137,524
Other	1,701,173	2,460,622

Gross revenues	35,934,670	43,396,640
Less casino promotional allowances	(3,961,978)	(5,612,217)

Net operating revenues	31,972,692	37,784,423

Operating expenses:
Casino	9,772,212	12,267,519
Hotel	762,821	1,030,598
Food and beverage	3,894,093	4,336,752
Other	631,253	1,020,767
Selling, general and administrative:
Corporate	3,420,654	7,188,527
Other	3,074,829	3,481,104
Utilities and property expenses	4,113,134	4,886,664
Depreciation	2,584,433	3,364,169
Loss on impairment of assets	3,500,000	11,000,000
Gain on sale / disposal of assets	(9,000)	(7,628)

Total operating expenses	31,744,429	48,568,472

Operating income (loss)	228,263	(10,784,049)
Other income and (expense):
Interest expense	(5,260,299)	(4,858,418)
Gain on termination of land sale option	0	67,130,836
Gain from settlement of liabilities	0	1,060,576
Gain (loss) on sale of marketable securities	(1,043,551)	2,185,248
Interest and other income	1,172,533	1,427,950

Income (loss) before income tax benefit	(4,903,054)	56,162,143
Federal income tax benefit	2,406,687	1,749,527

Income (loss) from continuing operations	(2,496,367)	57,911,670
Discontinued operations gain, net of tax expense of $517,444 and $479,406, respectively	960,968	890,324

Net income (loss)	$(1,535,399)	$58,801,994

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

For the Years Ended September 30,

	2009		2008
Average common shares outstanding		6,360,015	6,345,264

Average common and common equivalent shares outstanding		6,360,015	7,076,854

Income (loss) from continuing operations per common share
Net basic income (loss) per common share		$(0.39)	$9.13

Diluted income per common share	$	N/A	$8.18

Discontinued operations per share
Net basic income per common share		$0.15	$0.14

Diluted income per common share	$	N/A	$0.13

Income (loss) per common share
Net basic income (loss) per common share		$(0.24)	$9.27

Diluted income per common share	$	N/A	$8.31

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements Comprehensive Income (Loss)

For the Years Ended September 30,

	2009	2008
Net income (loss)	$(1,535,399)	$58,801,994
Unrealized loss on marketable securities, net of income taxes of $(37,642) and $(2,744,700)	(69,905)	(5,097,298)

Comprehensive income (loss)	$(1,605,304)	$53,704,696

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended September 30, 2009 and 2008 (Restated)

	Preferred Stock $	Common Stock	Common Stock $	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Stockholders	Treasury Stock	Total
Balances, October 1, 2007	$0	6,280,931	$62,809	$61,482,194	$(64,127,279)	$4,122,320	$0	$(87,774)	$1,452,270
Net income					58,801,994				58,801,994
Common shares purchased and retired		(64,654)	(646)	(704,081)	(1,876,883)				(2,581,610)
Exercise of stock options		112,900	1,129	111,721			(111,722)		1,128
Stock-based compensation expense				2,411,014					2,411,014
Unrealized loss on marketable securities						(5,097,298)			(5,097,298)

Balances, September 30, 2008	0	6,329,177	63,292	63,300,848	(7,202,168)	(974,978)	(111,722)	(87,774)	54,987,498
Net loss					(1,535,399)				(1,535,399)
Purchase of treasury stock				77,451				(307,710)	(230,259)
Common shares retired		(12,601)	(126)	(395,358)				395,484	0
Unrealized loss on marketable securities						(69,906)			(69,906)

Balances, September 30, 2009	$0	6,316,576	$63,166	$62,982,941	$(8,737,567)	$(1,044,884)	$(111,722)	$0	$53,151,934

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30,

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,535,399)	$58,801,994
Discontinued operations, net of tax effect	(960,968)	(890,324)

Net income (loss) from continuing operations	(2,496,367)	57,911,670
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,584,433	3,364,169
Interest expense from amortization of debt issuance costs	217,197	380,661
Stock-based compensation expense	0	2,411,014
Gain on termination of land sale purchase option	0	(67,130,836)
Gain from settlement of liabilities	0	(1,060,576)
Loss on impairment of assets	3,500,000	11,000,000
Gain on sale of assets, continuing operations	(9,000)	(7,628)
Gain or (loss) on sale of marketable securities	(1,043,551)	2,185,248
Change in assets and liabilities:
Accounts receivable	(26,125)	909,683
Inventories	110,690	62,999
Prepaid expenses and other	426,114	(222,612)
Deferred income taxes	(2,406,687)	(5,406,437)
Other assets	570,216	(153,202)
Accounts payable	(749,120)	(99,477)
Interest payable	(51,269)	(1,309,823)
Other accrued expenses	(1,751,586)	762,395
Deferred rent income	(2,276,199)	(2,969,451)

Net cash provided by (used in) operating activities	(3,401,254)	627,797

Cash flows from investing activities:
Proceeds from sale of assets	9,000	20,035
Payments received on sale or extension of land purchase option	0	17,379,169
Capital expenditures	(1,326,215)	(775,978)
Marketable securities purchased	(7,661,316)	(12,831,498)
Marketable securities sold or redeemed	8,333,368	10,230,709

Net cash provided by investing activities	(645,163)	14,022,437

Cash flows from financing activities:
Proceeds from (payments on) debt	(1,977,032)	9,581,705
Payments on nonrecourse debt and obligation under capital lease	(82,498)	(10,948,319)
Common stock purchased and retired	(230,259)	(2,581,611)
Exchangeable redeemable preferred stock redeemed	(13,088)	(213,796)
Stock options exercised	0	1,129

Net cash used in financing activities	(2,302,877)	(4,160,892)

Cash flows from discontinued operations	22,228	0

Increase (decrease) in cash and cash equivalents	(6,327,066)	10,489,342
Cash and cash equivalents, beginning of year	37,973,564	27,484,222

Cash and cash equivalents, end of year	$31,646,498	$37,973,564

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2009, and 2008

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

The Company’s primary business is casino and hotel operations. Casino and hotel revenues represent 63% and 68% of total revenues for the periods ended September 30, 2009 and 2008, respectively. The Company has investment property operations which consist of 34% and 29% of total revenues for the years ended September 30, 2009 and 2008, respectively.

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

FASB Accounting Standards Codification (“Codification”).

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 105-10 Overview and Background FASB Codification. FASB ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). FASB ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The Company has adopted the new Codification when referring to Accounting Principles Generally Accepted in the United States (GAAP) in these consolidated financial statements for the fiscal year ending September 30, 2009.

Cash Equivalents

Highly liquid investments that mature or are otherwise contractually redeemable in cash within 90 days from the date of purchase are treated as cash equivalents. These investments are stated at cost which approximates their market value.

Fair Value

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaid expense and accounts payable approximate the respective fair values due to the short maturities of these items. See Note 13

Uninsured Deposits

At various times during the period and subsequently, the Company maintained account balances that may have exceeded federally and/or institutionally insured limits, and the risk of losses related to such concentrations may be increasing as a result of future economic developments.

Investment in Marketable Securities

Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at September 30, 2009 and 2008 include investments in corporate bonds.

Marketable securities held by Merrill Lynch and MorganStanley SmithBarney (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the consolidated statement of operations, as are provisions for other than temporary declines in the market value of available for-sale-securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers. During 2009, the Company did not record an impairment charge regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was temporary. At September 30, 2009 and 2008, investments in equity securities available-for-sale included common and preferred stocks.

Included in “Gain (loss) on sale of marketable securities” on the consolidated statements of operations are approximately $(1.0) million and $2.2 million realized gains (losses) for the years ended September 30, 2009 and 2008, respectively. The Company recorded approximately $(1.0) million and $(1.0) million of other comprehensive (loss) associated with unrealized (losses) net of tax effect, associated with unrealized losses on these investments during the years ended September 30, 2009 and 2008, respectively. Through December 31, 2009, the Company experienced a $1.7 million further decline in the value of these investments.

The following is a summary of available-for-sale marketable securities as of September 30, 2009 and 2008:

	2009
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Debt securities	$3,260,893	$230,700	$(19,833)	$3,471,760
Equity securities	4,341,909	228,720	(2,047,100)	2,523,529

Total	$7,602,802	$459,420	$(2,066,933)	$5,995,289

	2008
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Debt securities	$2,402,471	$0	$(282,655)	$2,119,816
Equity securities	4,828,832	411,846	(1,629,157)	3,611,521

Total	$7,231,303	$411,846	$(1,911,812)	$5,731,337

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of September 30, 2009 and 2008:

	2009
Description	Unrealized Gains	Unrealized (Losses) Short Term	Unrealized (Losses) Long Term	Deferred Taxes (Benefit)	Other Comprehensive Income (Loss)
Debt Securities	$230,699	$(958)	$(18,875)	$73,803	$137,063
Equity Securities	228,720	(464,058)	(1,583,042)	(636,433)	(1,181,947)

Total	$459,419	$(465,016)	$(1,601,917)	$(562,630)	$(1,044,884)

	2008
Description	Unrealized Gains	Unrealized (Losses) Short Term	Unrealized (Losses) Long Term	Deferred Taxes (Benefit)	Other Comprehensive Income (Loss)
Debt Securities	$0	$(21,580)	$(261,075)	$(98,929)	$(183,726)
Equity Securities	411,846	(1,466,676)	(162,481)	(426,059)	(791,252)

Total	$411,846	$(1,488,256)	$(423,556)	$(524,988)	$(974,978)

The Company recorded the combined total of unrealized gains and (losses) disclosed in the above tables, on the balance sheet with 65% as retained earnings – other comprehensive income, and 35% as deferred income taxes, in the amounts shown in the above tables.

The following is a summary of the proceeds from sale of marketable securities and the gains or losses reclassified from Other Comprehensive Income (OCI) as of September 30, 2009 and 2008:

	2009
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss) Reclassified From OCI
Debt securities	$12,769	$0	$(293,582)	$(293,582)
Equity securities	8,320,599	85,797	(835,766)	(749,969)

Total	$8,333,368	$85,797	$(1,129,348)	$(1,043,551)

	2008
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss) Reclassified From O.C.I.
Debt securities	$0	$0	$0	$0
Equity securities	10,230,709	2,695,365	(510,117)	2,185,248

Total	$10,230,709	$2,695,365	$(510,117)	$2,185,248

The Company classifies securities that have a readily determinable fair value and are not bought and not held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to FASB ASC 320-10, Investments-Debt & Equity Securities. Under FASB ASC 320-10, unrealized holding gains and losses for available-for-sale securities shall be excluded from earnings and reported in other comprehensive income until realized

Inventories

Food, beverage, gift shop and other inventories are stated at the lower of first-in, first-out cost or market.

Property and Equipment

Property and equipment, including rental properties, is stated at cost less accumulated depreciation. Costs of maintenance and repairs of property and equipment are expensed as incurred. Depreciation is provided over the estimated useful lives of the assets, which for leasehold improvements is limited to the remaining term of the leases. See Note 8.

Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation periods for buildings and improvements is seven to 40 years and for machinery and equipment three to 15 years.

During the fiscal years ended September 30, 2009 and 2008, impairment losses of $3.5 million and $11 million, respectively, were recorded with respect to the Pioneer operating assets.

The following tables show a roll-forward of gross carrying value and accumulated depreciation roll-forward by asset class for the fiscal years ended September 30, 2009 and 2008 follows:

	Fiscal Year 2009
Description	Carrying Value 10/01/08	Additions and Deletions	Depreciation	Impairment Write Down	Carrying Value 09/30/09
Rental property held for investment:
Las Vegas Strip – Land	$21,504,400	$0	$0	$0	$21,504,400
Washoe County – Land	55,700				55,700

Dorchester – Warehouse
Land	15,000,000				15,000,000
Buildings & Improvements	67,418,633				67,418,633
Machinery & Equipment	0				0
Allowance for depreciation	(12,781,405)		(1,685,460)		(14,466,865)

	69,637,228		(1,685,460)		67,951,768

Subtotal	91,197,328		(1,685,460)		89,511,868

Property used in operations:
Archon Corporate Offices:
Land	0				0
Buildings & Improvements	68,920	(3,084)			65,836
Machinery & Equipment	1,097,750	(325,658)			772,092
Allowance for depreciation	(782,999)	343,736	(148,452)		(587,715)

	383,671	14,994	(148,452)		250,213

Pioneer Hotel & Gambling Hall:
Land	3,925,589				3,925,589
Buildings & Improvements	27,757,385	1,204,293		(3,276,469)	25,685,209
Machinery & Equipment	7,608,883	106,928		(223,531)	7,492,280
Allowance for depreciation	(26,765,192)		(750,521)		(27,515,713)

	12,526,665	1,311,221	(750,521)	(3,500,000)	9,587,365

Subtotal	12,910,336	1,326,215	(898,973)	(3,500,000)	9,837,578

Property and equipment, net	$104,107,664	$1,326,215	$(2,584,433)	$(3,500,000)	$99,349,446

Property Held for Sale – Discontinued Operations:
Gaithersburg – Warehouse:
Land	$23,000,000	$0	$0	$0	$23,000,000
Buildings & Improvements	36,600,000				36,600,000
Machinery & Equipment	3,000,000				3,000,000
Allowance for depreciation	(9,938,750)		(915,000)		(10,853,750)

	$52,661,250	$0	$(915,000)	$0	$51,746,250

	Fiscal Year 2008
Description	Carrying Value 10/01/07	Additions and Deletions	Depreciation	Impairment Write Down	Carrying Value 09/30/08
Rental property held for investment:
Las Vegas Strip – Land	$21,504,400	$0	$0	$0	$21,504,400
Washoe County – Land	55,700				55,700

Gaithersburg – Warehouse:
Land	$23,000,000	$0	$0	$0	$23,000,000
Buildings & Improvements	36,600,000				36,600,000
Machinery & Equipment	3,000,000				3,000,000
Allowance for depreciation	(9,023,750)		(915,000)		(9,938,750)

	$53,576,250	$0	$(915,000)	$0	$52,661,250

Dorchester – Warehouse
Land	15,000,000				15,000,000
Buildings & Improvements	67,418,633				67,418,633
Machinery & Equipment	0				0
Allowance for depreciation	(11,095,945)		(1,685,460)		(12,781,405)

	71,322,688		(1,685,460)		69,637,228

Total	146,459,038		(2,600,460)		143,858,578

Property used in operations:
Archon Corporate Offices:
Land	0				0
Buildings & Improvements	68,920				68,920
Machinery & Equipment	998,655	99,095			1,097,750
Allowance for depreciation	(671,196)		(111,803)		(782,999)

	396,379	99,095	(111,803)		383,671

Pioneer Hotel & Gambling Hall:
Land	7,925,589			(4,000,000)	3,925,589
Buildings & Improvements	34,344,952			(6,587,567)	27,757,385
Machinery & Equipment	7,647,535	373,781		(412,433)	7,608,883
Allowance for depreciation	(25,488,981)	290,695	(1,566,906)	0	(26,765,192)

	24,429,095	664,476	(1,566,906)	(11,000,000)	12,526,665

Total	24,825,474	763,571	(1,678,709)	(11,000,000)	12,910,336

Property and equipment, net	$117,708,262	$763,571	$(3,364,169)	$(11,000,000)	$104,107,664

Long-Lived Assets

The Company applies the provisions of FASB ASC 360-10, Property, Plant and Equipment, where applicable to all long lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized in the fourth quarter, based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Management concluded that the underperformance of the Pioneer Hotel and Casino was a result of the general downturn in the economy. Events that occurred in the fourth quarter (ended September 30, 2008) demonstrated to management that the Pioneer would be underperforming for the foreseeable future. These events include numerous bank failures, a serious stock market decline, the reporting of significant declines in gaming revenues in the area, and significant and continuing declines in the housing and labor markets. Therefore, management is of the opinion that recording an impairment loss in the fourth quarter was appropriate. Therefore, the productive assets (land, buildings, and furniture, fixtures and equipment) of the Pioneer Hotel and Casino in Laughlin, Nevada were tested for recoverability. After the asset group was tested, appraised, and analyzed, management determined $11.0 million to be the amount of the impairment loss for the year ended September 30, 2008.

After continued underperformance of the Pioneer Hotel and Casino and the further decline in the economy, management was compelled to perform another cash flow analysis for the year ended September 30, 2009, to determine if an additional impairment loss was appropriate. After the asset group was tested and analyzed, management designated $3.5 million as the amount of the impairment loss or the year ended September 30, 2009.

Debt Issuance Costs

Loan issuance costs incurred in connection with financing the acquisition of rental property are included in other assets in the accompanying consolidated balance sheets and are being amortized over the remaining loan period on the straight-line method, which approximates the effective interest method. The total capitalized as debt issuance cost is $2.8 million, and the amount amortized is $0.2 million for fiscal years ended September 30, 2009 and 2008. Total debt issuance costs remaining to be amortized are $1.0 million and $1.2 million as of September 30, 2009 and 2008.

Slot Club Liability

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) that was established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for cash, free gifts, food and beverages and additional points redeemable for free play. Included in accrued expenses are approximately $0.9 million and $1.3 million at September 30, 2009 and 2008, for estimated redemption value of points accumulated by patrons.

Revenue Recognition

Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.6 million and $0.4 million for the years ended September 30, 2009 and 2008, have been recognized as a direct reduction of casino revenue.

Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers totaling $4.0 million and $5.6 million for the years ended September 30, 2009 and 2008. These revenues are recognized as services are performed. The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense of each department granting complimentary services. The table below summarizes the departments’ costs of such services (dollars in thousands):

	2009	2008
Food and beverage	$2,503	$3,963
Hotel	513	498
Other	3	109

Total	$3,019	$4,570

Rental revenue from rental properties is recognized as earned on a straight-line basis over the term of the lease. When rental payments received exceed rents earned and recognized, the difference is recorded as deferred rental income in the current liabilities section of the balance sheet, and conversely, when rents earned and recognized exceed rental payments received, the difference is recorded as other assets.

Other Revenue

Other revenue at September 30, 2009 and 2008 consisted of the following (dollars in thousands):

	2009	2008
Rent	$13	$245
Retail	372	889
Miscellaneous	1,316	1,327

Total other income	$1,701	$2,461

Concentrations

The Company’s primary operations are concentrated in the geographic area of Laughlin, Nevada and in the hotel and casino industry. Thus the company is at risk of unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs. These factors may reduce disposable income of casino patrons or result in fewer patrons visiting casinos.

The Company owns real estate on the Las Vegas, Nevada Strip and on the East Coast of the United States. Although the Company is presently not dependent on cash flows from these properties, a significant decline in real estate values in these markets could have an impact on the Company’s ability to readily generate cash flow from the real estate.

Concentrations of revenue by segment as of September 30, 2009 and 2008 follows (dollars in thousands)

	2009
Pioneer	$20,293	63%

Rental properties held for investment	$10,713	34%

Other and eliminations	$967	3%

	2008
Pioneer	$25,589	68%

Rental properties held for investment	$11,138	29%

Other and eliminations	$1,057	3%

Accounting for Stock-Based Compensation

The Company provides some compensation benefits to its employees in the form of stock options, restricted stock. Effective December 1, 2005, the Company adopted the fair value recognition provisions of ASC 718, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of sharebased payments granted under compensation arrangements. The Company adopted ASC 718 using the modified prospective transition method. Under that transition method, the provisions apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. ASC 718 also requires the tax benefit resulting from tax deductions in excess of the compensation expense recognized for those options to be reported in the statement of cash flows as an operating cash outflow and a financing cash inflow.

The assumptions used in estimating the fair value of each option grant on the date of grant using the Black-Scholes-Merton option pricing model for options granted in 2009 and 2008 (dollars in thousands, except per share data) are as follows:

	2009	2008
Weighted average assumptions:
Expected stock price volatility	N/A	21.0%
Risk-free interest rate	N/A	1.52%
Expected option lives (in years)	N/A	3
Expected dividend yield	N/A	N/A
Estimated fair value of options, net of tax effect	N/A	$1,569
Estimated fair value of options per share, net of tax effect	N/A	$0.25

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

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to account for our uncertain tax positions. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.

Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with FASB ASC 260-10, Earnings per Share. FASB ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Dilutive stock options of approximately 741,500 were not included in calculations of diluted income per common share for the fiscal year ended September 30, 2009, and 2008 as the options were out of the money and, therefore, would be anti-dilutive. Furthermore, diluted EPS was not calculated as of September 30, 2009 due to losses incurred in the fiscal year. The calculation would be anti-dilutive.

As of August 31, 2007, the Company called for the redemption of all outstanding shares of its Exchangeable Redeemable Preferred Stock on and at a redemption price of $5.241 per share, which sum included earned and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to earn dividends. As of the date of the preparation of these financial statements, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price. See note 10.

Recently Issued Accounting Standards

FASB ASC 105-10. In June 2009, the FASB issued FASB ASC 105-10, Overview and Background FASB Codification. FASB ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). FASB ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The Company implemented the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending September 30, 2009. This did not have an impact on the consolidated results of the Company.

FASB ASC 810-10. In June 2009, the FASB issued FASB ASC 810-10, Consolidation. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the consolidated financial statements.

FASB ASC 860-10. In June 2009, the FASB issued FASB ASC 860-10, Transfers and Servicing. FASB ASC 860-10 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the consolidated financial statements.

FASB ASC 855-10. In June 2009, the FASB issued FASB ASC 855-10, Subsequent Events. FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 does not have a material impact on our consolidated financial statements.

FASB ASC 944-20. In May 2008, the FASB issued FASB ASC 944-20, Financial Services-Insurance. FASB ASC 944-20 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how previous standards apply to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. FASB ASC 944-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FASB ASC 944-20 will have a material impact on its financial condition or results of operation.

FASB ASC 815-10. In March 2008, the FASB issued FASB ASC 815-10, Derivative Instruments and Hedging. FASB ASC 815-10, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, will be effective for the Company beginning on October 1, 2009. However, since the Company does not now have, nor does it contemplate issuing or obtaining any derivative instruments, or engaging in any hedging activities, in the foreseeable future, we do not currently expect any effect on our future financial statements by adopting FASB ASC 815-10.

FASB ASC 810-10. In December 2007, the FASB issued FASB ASC 810-10, Consolidation. It requires that a noncontrolling (minority) interest in a subsidiary, including a consolidatable variable interest entity should be reported as equity in the consolidated financial statements. FASB ASC 810-10 will not likely have any effect on the Company’s consolidated financial statements since we do not presently have and are not contemplating investing in, establishing or acquiring a subsidiary with a noncontrolling interest. FASB ASC 810-10 will be effective, if applicable, for the Company’s fiscal year beginning October 1, 2009.

FASB ASC 820-10 and 825-10. In September 2006, the FASB issued FASB ASC 810-10, Fair Value Measurements. FASB ASC 810-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued FASB ASC 810-10, Financial Instruments, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. We have no present intention of opting to adopt FASB ASC 810-10. FASB ASC 810-10 will become effective for us for financial assets and liabilities carried at fair value for fiscal year ended September 30, 2009 but will not become effective for nonfinancial assets until fiscal year ended September 30, 2010 (including interim periods within those years). We do not now expect any other effects of FASB ASC 810-10 since it is unlikely that we will choose to value assets or liabilities at fair value.

FASB ASC 805-10. In December 2007, the FASB issued FASB ASC 805-10, Business Combinations. This Statement requires that the acquisition method of accounting (which previous standards called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. We have not yet evaluated this statement for the impact, if any, which FASB ASC 805-10 might have on the consolidated financial statements, in the event we make any business combination or other covered acquisitions after September 30, 2009.

Restatements and Reclassifications

Certain restatements to correct errors and significant and minor reclassifications to conform to the presentations used in fiscal 2009 have been made in prior year’s consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

Assets: The 2008 balance sheet has been restated to correct an error in classification of certain assets from property held for sale during 2008 to rental property held for investment, net, since management has subsequently concluded that the property no longer qualified as held for sale at September 30, 2008. The current portion related to deferred taxes was also reclassified from the 2008 financials to current assets.

Liabilities and Stockholders’ Equity: The 2008 balance sheet was also restated for $0.6 million reclassified from retained earnings – accumulated deficit to exchangeable redeemable preferred stock – unredeemed to correct an error in determining and recording the total value of unredeemed shares including all accumulated dividends. This change did not change the total of liabilities and stockholders’ equity.

Consolidated Statements of Operations: Associated with the reclassification of property held for sale to rental property held for investment, approximately $4.2 million from other revenue and $0.2 million from gain from settlement of liabilities was reclassified to investment properties. A new line was added separating the gain or (loss) on sale of marketable securities from interest and other income. The operating results of property reclassified from rental property held for investment to property held for sale is reflected as discontinued operations net of tax in both years for comparison purposes. See Note 6

Other minor reclassifications were made throughout the financial statements and notes.

The effects of these restatements and reclassifications on the Company’s previously issued September 30, 2008, balance sheet are summarized as follows:

	Previously Reported	Net Change	Restated
ASSETS
Current assets:
Cash and equivalents	$37,973,564	$—	$37,973,564
Investment in marketable securities	5,731,337	—	5,731,337
Accounts receivable, net	144,810	—	144,810
Inventories	342,379	—	342,379
Prepaid expenses and other	1,371,281	—	1,371,281
Deferred tax assets	—	332,341	332,341

Total current assets	45,563,371	33,234	45,895,712

Property held for sale	21,504,400	(21,504,400)	0

Property and equipment:
Rental property held for investment, net	122,354,178	21,504,400	143,585,578
Casino property and equipment, net		12,910,336	12,910,336
Land used in operations	3,925,589	(3,925,589)	—
Buildings and improvements	7,951,200	(7,951,200)	—
Machinery and equipment	1,816,546	(1,816,546)	—
Accumulated depreciation	(782,999)	782,999	—

Property and equipment, net	135,264,514	21,504,400	156,789,914
Other assets	7,641,889	—	7,641,889

Total assets	$209,974,174	$332,341	$210,306,515

	Previously Reported	Net Change	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$9,843,691	$—	$9,843,691
Accounts payable	2,848,701	—	2,848,701
Interest payable	219,233	—	219,233
Other accrued expenses	4,474,276	—	4,474,276
Exchangeable redeemable preferred stock—unredeemed	214,972	619,374	834,346
Current portion of debt	82,057	—	82,057
Current portion of non-recourse debt	2,828,304	—	2,828,304

Total current liabilities	20,511,234	619,374	21,130,608
Debt—less current portion	441	—	441
Nonrecourse debt—less current portion	71,500,098	—	71,500,098
Deferred tax liabilities	23,242,864	332,341	23,575,205
Deferred rent income	39,112,665	—	39,112,665

Total liabilities	154,367,302	951,715	155,319,017

Stockholders’ equity:
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 per share liquidation value, authorized—10,000,000 shares; none issued and outstanding
Common stock, $.01 par value; authorized—100,000,000 shares; issued and outstanding—6,316,576 and 6,329,177 shares	63,292	—	63,292
Additional paid-in capital	63,300,848	—	63,300,848
Accumulated deficit	(6,582,794)	(619,374)	(7,202,168)
Accumulated other comprehensive income (loss)	(974,978)	—	(974,978)

Total	55,806,368	(619,374)	55,186,994
Less notes receivable from principal stockholders	(111,722)	—	(111,722)
Less treasury common stock—0 and 4,875 shares, at cost	(87,774)	—	(87,774)

Total stockholders’ equity	55,606,872	(619,374)	54,987,498

Total liabilities and stockholders’ equity	$209,974,174	$332,341	$210,306,515

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2009 and 2008 consisted of the following:

	2009	2008
Casino and hotel	$203,041	$183,032
Rental properties	0	0

Subtotal	203,041	183,032
Less: allowance for doubtful accounts	(32,106)	(38,222)

Total	$170,935	$144,810

Changes in the allowance for doubtful accounts for the years ended September 30, 2009 and 2008 were as follows:

	2009	2008
Balance, beginning of year	$38,222	$43,404
Provision	2,681	(4,457)
Accounts written-off	(8,797)	(725)

Balance, end of year	$32,106	$38,222

Allowance for Doubtful Accounts. The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

4.	GAIN FROM SALE AND EXTENSION OF LAND PURCHASE OPTION

In 2006, the Company entered into an Option Agreement (“Agreement”) sales and extension option agreement (the “Agreement”) for the sale of a parcel of land on the Las Vegas Strip owned by the Company. During fiscal years ended 2007 and 2008, the Company received nonrefundable payments in connection with the Agreement totaling $67.1 million. In fiscal year ended 2008, the Agreement expired and the nonrefundable payments totaling $67.1 million were recorded as revenue and reflected in the accompanying consolidated statements of operations as gain on termination of land sale option.

5.	RENTAL PROPERTY HELD FOR INVESTMENT

The property in Dorchester, Massachusetts includes several buildings used for commercial office space. The property is under a net lease through 2020 with a single tenant. Under the lease, the tenant is responsible for substantially all obligations related to the property. The property was acquired in 2000 for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The loan issue costs incurred to acquire the property recorded in other assets in the accompanying Consolidated Balance Sheets are being amortized over the remaining loan period. Deferred prepaid rental revenue at September 30, 2009 and 2008 in the amounts of $36.8 million and $39.1 million, respectively, is presented on the accompanying Consolidated Balance Sheets. See Note 2, Debt Issue Cost and Note 7

The following table shows the schedule of rent proceeds that will be used to meet future debt obligations related to the Dorchester property.

	Rental Income Due by Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
	(Amounts in Thousands)
Dorchester	$3,800	$3,800	$3,800	$3,800	$3,800	$22,800	$41,800

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to three different lessees for an aggregate amount of $35,000 per month. The leases may be terminated in the event the property is sold or developed by the Company.

6.	PURCHASE AND SALE AGREEMENT OF GAITHERSBURG PROPERTY

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon (the “Property”), located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Property will be seventy-six million three hundred forty thousand dollars ($76,340,000). The Agreement provided the County with a 90-day feasibility period during which the County determined that the Property is suitable for its intended use, and the County will now proceed to close escrow by notifying the Company of the closing date, which date may be no sooner than 90 days from the date of notice and no later than April 30, 2014.

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Property until the earlier of (i) completion of its purchase of the Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2,125,000, $1,725,000 of which was paid on October 1, 2009, with the balance of $400,000 payable on or before July 1, 2010.

ASSETS HELD FOR SALE

The Company reviewed the guidance provided by FASB ASC 360-10-45-11, and thus has classified the assets associated with the Gaithersburg property as held for sale. The following will summarize the components classified as held for sale as of September 30, 2009:

Property Held for Sale – Discontinued Operations:	2009
ASSETS
Gaithersburg—Warehouse:
Loan Issue Cost	$929,310
Deferred Rent	2,682,345
Land	23,000,000
Buildings & Improvements	36,600,000
Machinery & Equipment	3,000,000
Allowance for depreciation	(10,853,750)

Total	$55,357,905

LIABILITIES
Interest payable	$156,949
Current portion of debt	3,185,888

Total current liabilities	3,342,837
Long-term debt less current portion	37,114,921

Total	$40,457,758

LIABILITIES ON ASSETS HELD FOR SALE

The following debt is related to assets held for sale. The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. The Company anticipates that the future tenant payments related to the net leases will be sufficient to fund required payments under the first mortgage notes and Section 467 debt.

2010	$3,342,837
2011	3,573,477
2012	3,986,926
2013	4,447,563
2014	25,106,955

Total	$40,457,758

DISCONTINUED OPERATIONS

As a result of the pending sale of the Gaithersburg property, the result of operation related to this property has been reflected as discontinued operations. The prior year result of operations of this property has also been reclassified as discontinued for comparative purposes.

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

The following table shows the schedule of rent proceeds that will be used to meet future debt obligations related to the Gaithersburg property until it is sold.

	Rental Income Due by Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
	(Amounts in Thousands)
Gaithersburg	$5,966	$6,115	$6,268	$6,425	$4,257	$0	$29,031

7.	DEBT

Loans Payable

The Company’s wholly owned subsidiary, SLVC, secured and maintained a $29.0 million line of credit with a financial institution, which a total of $7.9 million was drawn and outstanding as of September 30, 2009, see Note 19 for additional discussions regarding payoff subsequent to September 30, 2009. The loan and promissory note, were secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Property”). The SLVC line of credit loan was guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and Suzanne Lowden, Secretary/Treasurer of SLVC.

The September 30, 2008 line of credit balance consisted of $9.7 million outstanding under the line of credit referenced above and various loans with a total balance of $0.1 million collateralized by slot and other equipment with interest rates up to 10.0%, current monthly principal payments of approximately $7,000 with maturities through September 2009.

The Company’s Chairman of the Board and CEO has personally guaranteed certain loans for which the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balance per calendar quarter. The total accrued increased to $0.3 million in fiscal year ended September 30, 2009 from $0.2 million in fiscal year ended September 30, 2008.

Nonrecourse Debt Obligations

As discussed in note 5, the Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness, $43.9 million with an interest rate of 10.2% and $31.2 million with an interest rate of 12.18% and $2.2 million of indebtedness under of the Internal Revenue Code of 1986, as amended, (the “Code”) Section 467 (“Section 467”), in connection with its acquisition on March 2, 2001 of the commercial office building located in Dorchester, Massachusetts. The building is under a net lease through June 2020, requiring that the lease payments be applied to the outstanding indebtedness. The first mortgage indebtedness is nonrecourse and matures in June 2020 to coincide with the end of the lease term. See Note 5

The scheduled maturities of long-term debt as of September 30, 2009 are as follows:

2010	$0
2011	0
2012	0
2013	0
2014	0
Thereafter	31,199,287

Total	$31,199,0287

8.	LEASES

At September 30, 2009 the Company had a noncancellable operating lease for real property that expires in 2078 and other minor operating leases for corporate offices. Under most of the leases, the Company, as lessee, pays the taxes, insurance and the operating expenses related to the leased property

Future aggregate minimum lease payments as of September 30, 2009 are as follows:

2010	$382,790
2011	382,790
2012	382,790
2013	382,790
2014	382,790
Thereafter	24,530,439

Total	$26,444,389

Rent expense was $0.4 million and $0.4 million on all operating leases for the years ended September 30, 2009 and 2008, respectively.

9.	OPEN MARKET PURCHASES OF COMPANY COMMON STOCK

During fiscal year 2009 the Company determined that in the current difficult economy and in light of low interest rates being paid on deposit of surplus funds that open market purchase(s) of its own shares, up to 5.0% of its outstanding common stock, represented a desirable use of its available and surplus cash.

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

On January 8, 2010, subsequent to the end of fiscal year 2009, the Company purchased a grouping of shares of common stock of the Company sufficient to cause it to effectively reach the maximum shares allotted to be purchased pursuant to the Rule and Release referenced above (when combined with prior program purchases since December 2008). As a result, the Company, on January 13, 2010, announced the close of the common stock purchase program.

All open market purchases were voluntary and effected utilizing licensed securities broker-dealers.

The table below summarizes the Company’s buy back of its common stock for the last 12-month period ended September 30, 2009, as well as, the total shares purchased under the program through its close on January 13, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning balance				316,215
January 2009	3,996	$27.83	3,996	312,219
February 2009	4,590	$16.96	8,586	307,629
March 2009	7,150	$16.60	15,736	300,479
April 2009	0	0	15,736	300,479
May 2009	0	0	15,736	300,479
June 2009	0	0	15,736	300,479
July 2009	0	0	15,736	300,479
August 2009	0	0	15,736	300,479
September 2009	0	0	15,736	300,479
October 2009	0	0	15,736	300,479
November 2009	0	0	15,736	300,479
December 2009	0	0	15,736	300,479
January 2009	298,632	$13.50	314,368	1,847
Ending balance	314,368	$13.80	314,368	1,847

As of September 30, 2009, the Company retired 15,736 of the shares repurchased.

10.	REDEMPTION OF THE COMPANY’S PREFERRED STOCK AND REDEMPTION PRICE DISPUTES.

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 2, 2010, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of September 30, 2009 and 2008, exchangeable redeemable preferred stock – unredeemed was $821,259 and $834,346, respectively.

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

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate of Designation by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate of Designation to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Subsequent to the Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. At the same time, the Company filed a request for certification asking the Court to certify its partial summary judgment order for immediate interlocutory appeal. The Court granted the request for certification and denied the request for entry of final judgment without prejudice. The Company filed a Petition for Permission to Appeal with the Ninth Circuit Court of Appeals and the Ninth Circuit declined to accept the matter for interlocutory review at this time.

The Company has initiated proceedings against a third-party firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in April, 2009 and is at an early stage of resolution. The third-party has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate of Designation.

Also, two other holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of these matters and, therefore, has made no provision in the financial statements for liability related to these cases.

11.	STOCK OPTION PLAN

The Company’s Stock Option Plan provides for the grant of up to 1.4 million shares of its common stock to key employees. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. No options were granted during the fiscal year 2009. During the fiscal year ended September 30, 2008, 441,500 options were granted. As of September 30, 2009 and 2008, there were approximately 741,500, outstanding and exercisable under the Stock Option Plan. During the fiscal year ended September 30, 2009, no options were exercised or granted. During fiscal years 2008, 112,850 options were exercised, zero options were granted.

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 7.3 years. The average exercise price of the outstanding options at September 30, 2009 is approximately $28.09.

In December 2008, the Company’s Board of Directors authorized, approved by the shareholders at the June 15, 2009 annual meeting, an increase of 250,000 in the number of shares available for grant under the Plan.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2009, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during fiscal 2009 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2008:	742	$28.09	8.3 yrs.	$(5,829)
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Options outstanding at September 30, 2009	742	28.09	7.3 yrs.	$(12,457)
Options exercisable at September 30, 2009	742	28.09	7.3 yrs.	$(12,457)

As of September 30, 2009, there was no unrecognized compensation cost related to unvested stock options. There were no unvested shares at September 30, 2009.

12.	INCOME TAXES

The provision for income taxes consisted of the following:

	2009	2008
	(Dollars in thousands)
Current provision	$0	$1,296
Deferred provision (benefit)	(1,889)	(2,566)

Total provision (benefit) for income taxes	$(1,889)	$(1,270)

Effective income tax rate	35.0%	35.0%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	2009	2008
	(Dollars in thousands)
Tax provision at statutory rate (35%)	$0	$19,663
Effect of using net operating loss carry forward	0	(23,136)
Effect of using alternative minimum tax	0	12,962
Effect of using alternative minimum tax net operating loss	0	(11,665)
Deferred provision (benefit)	(1,889)	906

Total provision (benefit) for income taxes	$(1,889)	$(1,270)

The components of the deferred tax assets and liabilities consist of the following:

	2009	2008
	(Dollars in thousands)
Deferred tax liabilities:
Differences in timing of prepaid expenses	$(214)	$(380)
Fixed asset basis, depreciation and amortization	(23,150)	(24,497)
Land	(2,236)	(2,236)
Other	(0)	(231)

Total deferred tax liabilities	(25,600)	(27,344)

Deferred tax assets:
Net operating loss carryforward	2,629	2,219
Differences in timing of uncollectable accounts	14	15
Unrealized losses on marketable securities	563	525
Stock based compensation	844	844
Employee compensation and benefits	150	172
Tax credits and charitable deduction carryforwards	84	326

Total deferred tax assets	4,284	4,101

Valuation allowance	0	0

Net deferred tax asset (liability)	$(21,316)	$(23,243)

Recorded as:
Current deferred tax assets	$513	$332
Non-current deferred tax liabilities	(21,829)	(23,575)

Net deferred tax asset (liability)	$(21,316)	$(23,243)

At September 30, 2009 and 2008 the Company has determined that a valuation allowance is not needed to reduce deferred tax assets as the amount of future tax benefit is more likely than not to be realized.

At September 30, 2009, the Company had federal net operating loss carryforwards of approximately $7.5 million. These losses expire in various years between fiscal 2023 and fiscal 2028, and are subject to limitations on their utilization.

At September 30, 2009, the Company had charitable deduction carryforwards of approximately $238 thousand. These deductions expire in various years between fiscal 2009 and fiscal 2012, and are subject to limitations on their utilization.

The Company recognized no interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations during both fiscal 2009 and fiscal 2008.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of its unredeemed preferred stock to be approximately $0.8 million at September 30, 2009 based upon the redemption price of $5.241 per share. The Company estimates that its debt and all other financial instruments have a fair value that approximates their recorded amounts, except for its nonrecourse debt associated with a rental property owned in Massachusetts. The debt, which bears interest at 12.18% and matures in 2020, has an estimated fair value of approximately $6 million greater than its carrying amount at September 30, 2009 of approximately $31.2 million. The interest rate used to discount the notes and estimate the fair value was 7%, the same interest rate that is associated with similar nonrecourse debt of the Company.

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Debt securities	$3,471,759	$3,471,759	$0	$0
Equity securities	2,523,530	2,523,530	0	0

Total	$5,995,289	$5,995,289	$0	$0

Liabilities:
None	$0	$0	$0	$0

14.	EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) for its eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Plan are discretionary. The Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company was obligated to match 25% of such employee contributions made until April 30. 2009 when the Company match component was terminated. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The Company’s matching contributions paid in 2009 and 2008 were $34,854 and $67,000, respectively.

15.	RELATED PARTIES

The Company’s Chairman of the Board and CEO has personally guaranteed certain loans for which the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balance per calendar quarter. The total accrued increased to $0.3 million in fiscal year ended September 30, 2009 from $0.2 million in fiscal year ended September 30, 2008.

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2009 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through September 30, 2006, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs have been expended. There were no expenditures incurred during the periods ended September 30, 2009 and 2008. No royalties were paid to the patentholder during the periods presented.

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

During an approximate two-year period ended prior to the year ended September 30, 2007, the Company expended approximately $800,000 in legal fees on behalf of Duke’s in its litigation against a contractor, although the Company was not a party to the litigation. Duke’s had agreed to reimburse the Company for legal fees and other amounts owed the Company depending on potential amounts recovered, if any from the litigation. Through September 30, 2007, the Company received approximately $1.7 million, of which $800,000 has been credited against legal expense with the balance included in operating income in the prior year. The Company has negotiated with Dukes and obtained an assignment of all future payments under the judgment and settlement with the general contractor for the project. The general contractor had been notified of the assignment and will be making all future payments due under the settlement with Duke’s to the Company directly according to the terms of the settlement agreement. The Company received timely payments totaling $792,000 and $912,000, during the year ended September 30, 2009 and 2008, under the terms of the settlement agreement with Duke’s LLC from the general contractor responsible for the judgment.

16.	CONTINGENCIES

As discussed in Note 10, some holders of the Company’s Exchangeable Redeemable Preferred Stock have filed various complaints against the Company asserting that the accrued and unpaid dividend portion of the redemption price had been incorrectly calculated and the total redemption price should have been as much as $15.2 million greater than the $23.1 million set aside by the Company and are seeking a declaratory judgment and an award of damages. If the plaintiffs are correct, the redemption price as of August 31, 2007, would have been $8.69 per share and not $5.241 per share as calculated by the Company. The Company will continue to vigorously defend these lawsuits and has both procedural and substantive defenses.

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

17.	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information for the years ended September 30, 2009 and 2008 consisted of:

	2009	2008
	(amounts in thousands)
Operating activities:
Cash paid during the period for interest	$7,376	$7,829

Non cash:
Unrealized losses on securities	$(107)	$(7,842)

Adjustment to redeemable preferred	$13	$3,954

18.	SEGMENT INFORMATION

The Company’s operations are in the hotel/casino industry and rental properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. As discussed above, the Company owns rental properties in Nevada, Massachusetts and Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Segment information for continuing operations only for the years ended September 30, 2009 and 2008 consisted of:

	2009	2008 (Restated)
	(dollars in thousands)
Pioneer Hotel:
Net operating revenues	$20,293	$25,371
Operating loss	(6,042)	(14,076)
Depreciation	751	1,534
Interest expense	884	1,262
Interest and other income	7	11
Loss before income taxes	(6,919)	(14,267)
Capital expenditures (2)	1,311	632
Identifiable assets (1)	12,318	16,104
Investment Properties:
Net operating revenues	$10,713	$11,138
Operating income	8,232	8,710
Depreciation	1,685	1,685
Interest expense	4,566	3,787
Interest and other income	38	41
Net income before income taxes	3,704	72,095
Capital expenditures (2)	0	0
Identifiable assets (1)	90,816	150,724
Property Held for Sale:
Net operating revenues	$0	$0
Operating loss	0	0
Depreciation	0	0
Interest expense	0	0
Interest and other income	0	0
Discontinued operations, net of tax	961	890
Capital expenditures (2)	0	0
Identifiable assets (1)	55,358	0
Other (Including) Eliminations:
Net operating revenues	$967	$1,057
Operating loss	(1,962)	(5,418)
Depreciation	148	145
Interest expense	(190)	(191)
Interest and other income	1,128	1,373
Net income (loss) before income taxes	(1,688)	(1,665)
Capital expenditures (2)	15	99
Identifiable assets (1)	38,492	43,479
Consolidated:
Net operating revenues	$31,973	$37,784
Operating income (loss)	228	(10,784)
Depreciation	2,584	3,364
Interest expense	5,260	4,858
Interest and other income	1,173	1,428
Net income (loss) before income taxes	(4,903)	56,162
Discontinued operations, net of tax	961	890
Capital expenditures (2)	1,326	731
Identifiable assets (1)	196,984	210,307

(1)	Identifiable assets represent total assets less elimination for intercompany items.
(2)	Includes acquisition of capital assets through non-cash activities.

19.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 4, 2010, the date which the financial statements were available to be issued and the following items are disclosed:

Form 10-K Filing

The Company’s common stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “ARHNE”. As the Company did not file its Form 10-K by the extended due date of January 13, 2010, the Company’s stock has been delisted until the time that the Form 10-K is filed with the SEC.

Line of Credit

On November 15, 2009, the Company’s wholly owned subsidiary, SLVC, secured a new $15.0 million line of credit loan granted by a Nevada bank $7.9 million of which was drawn immediately to payoff the Line of Credit outstanding at September 30, 2009 of $7.9 million as described in Note 7. The loan and promissory note, secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Property”), are for a period of one year commencing November 15, 2009, and ending November 14, 2010. The line of credit loan is revolving and is subject to additional lending requirements. The SLVC line of credit loan is guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and Suzanne Lowden, Secretary/Treasurer of SLVC.

Treasury Stock

On January 8, 2010, subsequent to the end of fiscal year 2009, the Company purchased a grouping of 298,632 shares of common stock of the Company sufficient to cause it to effectively reach the maximum shares allotted to be purchased pursuant to the Rule and Release referenced above (when combined with prior program purchases since December 2008). As a result, the Company, on January 13, 2010, announced the close of the common stock purchase program.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that the Company’s control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any significant changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

Paul Lowden, 65, has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company’s predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden. Mr. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2011.

Suzanne Lowden

Suzanne Lowden, 56, has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She was also a founding board member of Commercial Bank of Nevada which was acquired by Colonial Bank in 1998. Mrs. Lowden sat on the Board of Directors of Colonial Bank of Nevada until June 2009. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman and reporter. Mrs. Lowden serves on the Board of Directors of the Muscular Dystrophy Association and has been elected as the chairman of the finance committee and treasurer. Mrs. Lowden served as chairman of the Nevada Republican party. Mrs. Lowden and Director Paul W. Lowden have been married for 26 years. Mrs. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2010.

John W. Delaney

John W. Delaney, 61, has served as a director of the Company since January 1997. Mr. Delaney is currently president and chief executive officer of Central Banc Corporation., a mortgage banking firm, located in Bellevue, Washington where he has been employed since 1978. Mr. Delaney’s term as a director of the Company expires at the annual meeting of stockholders in 2012.

Howard E. Foster

Howard E. Foster, 65, has served as a director of the Company elected by holders of the Company’s Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm located in San Rafael, California and specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as Chief Financial Officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the Boards of Directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster’s term as a special director of the Company was scheduled to expire at the Annual Meeting of stockholders in 2009, or, if earlier, the date on which the Preferred Stock interest is no longer represented on the Board. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, thereupon terminating the terms of the special directors. On November 12, 2007, Mr. Foster was appointed as a Director of the Company with a term that expires at the Annual Meeting of stockholders in 2012.

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

William J. Raggio

William J. Raggio, 82, has served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the Board of Directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the Board of Directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio was a director of Sierra Health Services, Inc., a Nevada corporation until May 2006. Mr. Raggio’s term as a director of the Company expires at the annual meeting of stockholders in 2011.

Richard H. Taggart

Richard H. Taggart, 67, has served as a director of the Company elected by holders of the Company’s Preferred Stock since May 2006 when he was appointed by the Board of Directors to fill a resignation. Over a twenty-six year career, Mr. Taggart held various positions, such as, senior executive vice president, subsidiary president and board and executive committee member at Valley Bank and its parent, Valley Capital Corporation, where he retired from banking in 1992. He served on the Boards of Colonial Bank of Nevada until June 2009, and the Las Vegas Country Club. He also serves on the Boulder Dam Council of the Boy Scouts of America Advisory Committee. Mr. Taggart’s term as a special director of the Company was scheduled to expire at the Annual Meeting of stockholders in 2010, or, if earlier, the date on which the Preferred Stock interest is no longer represented on the Board. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, thereupon terminating the terms of the special directors. On November 12, 2007, Mr. Taggart was appointed as a director of the Company with a term that expires at the Annual Meeting of stockholders in 2010.

Grant L. Siler

Grant L. Siler, 56, has served as Principal Accounting Officer of the Company since July 2007. Prior to being appointed as Principal Accounting Officer, Mr. Siler served as Controller of the Pioneer Hotel & Gambling Hall from May 2001 to July 2007. Prior to joining the Company, Mr. Siler served as Controller of the Flamingo Hilton Laughlin from August 1993 to May 2001.

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

Based solely on our review of the copies of the reports we received and written representations from the Company’s executive officers, directors and holders of 10% of the common stock, the Company believes that, during fiscal year 2009 there were no forms filed late with the SEC.

Code of Ethics

Pursuant to Item 406 of Regulation S-K, the Company adopted a Code of Ethics governing the behavior of the Company’s principal executive and senior financial officers.

Item 11.	EXECUTIVE COMPENSATION

The Company has three named executive officers, Mr. Paul W. Lowden, President, CEO, and Chairman of the Board; Ms. Suzanne Lowden, Executive Vice President, Secretary and Treasurer; and Mr. Grant Siler, Principal Accounting Officer. The compensation committee of the Board approved Mr. Lowden’s compensation package for the fiscal year ended 2009 which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden’s efforts, the compensation committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2007-2008. There were no other executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2009 that earned a total annual base salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2009, other than those named.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Change In Pension Value and Nonqualified Deferred Compen- sation Earnings ($(2)	All Other Compen- sation ($)(3)	Total($)
Paul W. Lowden, (1)	2009	$550,000	$200,000	$0	$0	$0	$1,947	$32,896	$784,843
President, CEO and Chairman of the Board	2008	550,000	$200,000	$0	$0	$0	$3,875	$39,380	$793,255
Suzanne Lowden	2009	138,000	0	0	0	0	358	6,472	144,830
Executive Vice President, Secretary and Treasurer	2008	136,182	6,797	0	0	0	985	9,642	153,606
Grant L. Siler	2009	113,840	0	0	0	0	582	258	114,680
Principal Financial Officer	2008	113,357	3,203	0	0	0	1,652	258	118,470

(1)	See “Compensation Arrangements with Mr. Lowden.” “Compensation” for Mr. Lowden in 2009 includes annual base salary of $550,000 and bonus of $200,000.

(2)	Matching contributions made by the Company to the Retirement Savings 401(k) Plan.

(3)	Please see the table below, “All Other Compensation” Table.

All Other Compensation Table

Name and Principal Position	Year	Life Insurance Premiums	Auto Reimbursement	Gasoline Reimbursement	Household Services Reimbursement	Medical Reimbursement	Total($)
Paul W. Lowden,	2009	$8,868	$6,954	$0	$11,165	$5,909	$32,896
President, CEO and Chairman of the Board	2008	7,404	$8,034	$0	$21,577	$2,365	$39,380
Suzanne Lowden	2009	258	4,123	0	0	2,091	6,472
Executive Vice President, Secretary and Treasurer	2008	258	5,702	0	0	3,682	9,642
Grant L. Siler	2009	258	0	0	0	0	258
Principal Financial Officer	2008	258	0	0	0	0	258

2008-2007 Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price Option Awards ($/Sh)		Grant Date for Fair Value of Stock And Option Awards
		Threshold ($)	Target ($)	Max. ($)	Threshold (#)	Target (#)	Max. (#)
Paul W. Lowden,	2009							0		$
President, CEO and Chairman of the Board	2008							375,000			33.25	03/17/08
Suzanne Lowden	2009							0
Executive Vice President, Secretary and Treasurer	2008							15,000			33.25	03/17/08
Grant L. Siler	2009							0
Principal Financial Officer	2008							1,500			32.00	09/17/08

Compensation Arrangements with Mr. Lowden (President, Chairman of the Board and CEO)

The Compensation Committee of the Company approved Mr. Lowden’s compensation package for fiscal year 2009, which provided for an annual base salary of $550,000 (the same base salary paid to Mr. Lowden in 2008). Additionally, in recognition of Mr. Lowden’s important efforts to the Company, and his extra service to the Company in directly guarantying the obligations of the Company to its lending bank, the Compensation Committee approved an annual incentive (bonus) to Mr. Lowden in the amount of $200,000 in 2009 (the same incentive bonus paid in 2008). To further assist the Company, and to maintain good cash flow, this incentive bonus is payable to Mr. Lowden in bi-weekly installments throughout fiscal year 2010. In addition the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balances per calendar quarter. The amount accrued is $48,708 and $46,720 in fiscal years 2009 and 2008.

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

What is the Compensation Program Designed to Award? The Compensation Program recognizes a number of factors as an indicator of the propriety of base salary and as a basis for determining reasonable incentives. Those factors include: (a) the cost associated with locating suitable and experienced replacement executive management, including the cost of additional benefits; (b) the cost of locating experienced outsourcing for certain tasks associated with the duties now performed; (c) periodic results associated with the management of Company’s assets and the success of executive management in the creation of long term shareholder value; (d) difficulties in the industry and the economy as a whole leading to the necessary devolution of extraordinary effort and time and, (e) the degree of personal risk experienced by the executive manager in the Company. This final criteria takes into account the fact that Mr. Lowden has been asked to personally guaranty the obligations of the Company (which is an unusual aspect of such an executive officer’s duties) and, therefore, creates opportunities for reduced rates of interest on borrowings as the loans are thereby risk-rated at more favorable levels. This last criteria exposes Mr. Lowden to risk not normally faced by similar executives.

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

Compensation Plans

Stock Option Plan

The Company’s Stock Option Plan provided for the grant of options up to an aggregate of 1,489,070 shares of its common stock to key employees as determined by the Compensation Committee. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. The Company ceased granting options under the Stock Option Plan as of September 30, 2003 as the plan had expired in 2002. However, the shareholders, in July 2005, approved amending the plan whereby the plan was extended until 2012 As of September 30, 2009, there were approximately 692,000 options outstanding under the Stock Option Plan and approximately 434,000 options which are available for issuance under the Stock Option Plan.

1998 Subsidiary Stock Option Plans

The Company and certain of its subsidiaries, SFHI, Inc., Sahara Las Vegas Corp., and Pioneer Hotel Inc., have adopted Subsidiary Plans. The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s common stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company’s long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2009, no options had been granted under any Subsidiary Plans.

Savings Plan

The Company has adopted a savings plan qualified under Section 401(k) of the Code (the “Savings Plan”). The Savings Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Savings Plan are discretionary. The Savings Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company matched 25% of such employee contributions made until April 1, 2009 when the company match component was terminated. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The matching expense in fiscal 2009 was approximately $34,854 of which approximately $1,947 and $1,671 were contributed by the Company to the account of Mr. Lowden and all other executive officers as a group, respectively, as matches for employee contributions made.

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

The following sets forth information regarding beneficial ownership of the common stock of the Company, as of February 2, 2010, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent
Paul W. Lowden(1)	5,000,634	(2)	78.2%
Suzanne Lowden	15,271	(3)	*
John W. Delaney	28,750	(3)	*
Howard Foster	15,300	(4)	*
William J. Raggio	32,972	(3)	*
Richard H. Taggart	11,700	(5)	*
Grant L. Siler	1,500	(6)	*
All Directors and Officers as a group (7 persons)	5,106,127		80.0%

*	Less than 1.0%

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

(2)	Includes 1,737,470 shares held by LICO, which is wholly owned by Mr. Lowden and 375,000 shares that may be acquired upon the exercise of outstanding stock options.

(3)	Includes 15,000 shares that may be acquired upon the exercise of outstanding stock options.

(4)	Includes 5,300 shares owned directly or beneficially by Mr. Foster and 10,000 shares that may be acquired upon the exercise of outstanding stock options.

(5)	Includes 10,000 shares that may be acquired upon the exercise of outstanding stock options.

(6)	Includes 1,500 shares that may be acquired upon the exercise of outstanding stock options.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company, through its Board of Directors and Committees, believes that the relationships noted below do not adversely impact the Company and the events mentioned below are on terms at least as favorable to the Company as would have been obtained from an unrelated third party.

Paul W. Lowden and Suzanne Lowden have been married to one another for 26 years.

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, the brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden granted the Company an exclusive five-year license which initially expired in January 2007 in the United States with respect to the technology, which automatically renews for additional two-year terms unless the Company terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The license automatically renewed for an additional two-year period now expiring in January 2009. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2008, the Company had expended approximately $0.4 million for commercial development of the technology. No costs were expensed in fiscal years 2009 and 2008.

During fiscal years 2001 through 2003, the Company purchased an aggregate of $0.7 million of commercial and residential loans originally funded by Central Banc Mortgage Corporation to unaffiliated third parties. The loans were purchased by the Company for the principal amount, plus accrued interest, if any. Central Banc Mortgage Corporation is owned by LICO, which in turn is owned by Paul W. Lowden. John W. Delaney is the president of Central Banc Mortgage Corporation. At September 30, 2009, the Company was owed approximately $24,112 from Central Banc Mortgage Corporation related to these transactions.

William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal years 2009 and 2008, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation. The primary contact for legal work is Alan Rabkin, Esq., a member of the firm. During fiscal year ended September 30, 2009 the Company made payments to the Law Firm of Jones Vargas in the amount of approximately $0.2 million.

See “Executive Compensation – Compensation Arrangements with Mr. Lowden” for information regarding certain bonus arrangements for Mr. Lowden and obligations of LICO, a company wholly-owned by Mr. Lowden, owed to the Company.

Mr. Lowden has personally guaranteed certain loans for which the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balance per calendar quarter.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following fees were incurred with DeJoya Griffith and Company, LLC and Piercy Bowler Taylor & Kern for services provided to the Company relative to the fiscal years ended September 30, 2009 and 2008:

	2009	2008
Audit Fees:	$170,755	$228,478
Audit Related Fees	18,000	27,479
Tax Fees	0	0

Audit fees are the aggregate fees incurred for professional services rendered in connection with the engagements to audit the Company’s annual financial statements for the fiscal years ended September 30, 2009 and 2008 including the reviews of the Company’s interim financial statements included in its quarterly reports on Form 10-Q for those fiscal years.

Audit related fees billed are for professional services rendered in connection with the audit of the Company’s 401(k) retirement plan relative to the calendar years 2008 and 2007, which ended during the Company’s fiscal years ended September 30, 2009 and 2008.

In the fiscal years ended September 30, 2009 and 2008, no fees were incurred with De Joya Griffith and Company, LLC and Piercy Bowler Taylor & Kern pursuant to the “de minimums” exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

PART IV

Item 15.	EXHIBITS

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(b)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (12)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.5	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.6	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.7	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.8	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.9	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.10	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

10.11	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

10.12	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.13	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.14	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.15	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.16	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

Exhibit Number	Description of Exhibit

10.17	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.18	Nonrecourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.19	Nonrecourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.20	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.21	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.22	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.23	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.24	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (13)

10.25	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (13)

10.26	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (13)

10.27	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (14)

10.28	Security Agreement and Second Deed of Trust Dated October 8, 2002 (15)

10.29	Demand Note dated February 6, 2003 in favor of Archon Corporation. (16)

10.30	Corporate Resolution to Guarantee Dated November 15, 2009*

21	Subsidiaries of Archon Corporation (17)

23.1	Consent of De Joya Griffith & Company LLC*

23.2	Consent of Piercy Bowler Taylor & Kern*

31.1	Certification of Paul W. Lowden, Principal Executive Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Grant L. Siler, Principal Accounting Officer, pursuant to Rule 13a- 15(e) or 15d-15(e) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed concurrently herewith.

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K/A (Amendment No. 1) dated January 23, 2004 and incorporated herein by reference.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Proxy Statement on Schedule 14A dated May 7, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

February 22, 2010	By:	/s/ Paul W. Lowden
(Date Signed)		Paul W. Lowden, Chairman of The Board, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul W. Lowden Paul W. Lowden	Chairman of the Board , President and Principal Executive Officer	February 22, 2010

/s/ John Delaney John Delaney	Director	February 22, 2010

/s/ Suzanne Lowden Suzanne Lowden	Director	February 22, 2010

/s/ William J. Raggio William J. Raggio	Director	February 22, 2010

/s/ Howard E. Foster Howard E. Foster	Director	February 22, 2010

/s/ Richard H. Taggart Richard H. Taggart	Director	February 22, 2010

/s/ Grant L. Siler Grant L. Siler	Principal Accounting Officer	February 22, 2010