Form 10-Q
period 2009-12-31
ARCHON CORP
filed 2010-02-23
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,017,944	as of	February 22, 2010

ARCHON CORPORATION

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2009 (Unaudited)	September 30, 2009 (Audited)
ASSETS
Current assets:
Cash and equivalents	$29,515,874	$31,646,498
Investment in marketable securities	6,987,860	5,995,289
Accounts receivable, net	178,268	170,935
Inventories	213,579	231,689
Prepaid expenses and other	1,094,363	945,167
Deferred tax assets	4,305,675	512,695

Total current assets	42,295,619	39,502,273

Property held for sale	55,241,681	55,357,905

Property and equipment:
Rental property held for investment, net	89,090,503	89,511,868
Land used in operations	3,925,589	3,925,589
Buildings and improvements	25,751,045	25,751,045
Machinery and equipment	8,266,210	8,264,373
Accumulated depreciation	(28,276,364)	(28,103,429)

Property and equipment, net	98,756,983	99,349,446

Other assets	2,805,258	2,774,685

Total assets	$199,099,541	$196,984,309

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2009 (Unaudited)	September 30, 2009 (Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,866,659	$7,866,659
Accounts payable	1,696,270	2,099,581
Other accrued expenses	2,715,040	2,722,690
Exchangeable redeemable preferred stock – unredeemed	821,259	821,259
Current liabilities – assets held for sale	3,438,802	3,342,837

Total current liabilities	16,538,030	16,853,026

Long term liabilities – assets held for sale	36,258,965	37,114,921
Nonrecourse debt – less current portion	31,199,288	31,199,288
Deferred tax liabilities	25,664,666	21,828,674
Deferred rent income	35,979,804	36,836,466

Total liabilities	145,640,753	143,832,375

Stockholders’ equity:
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 liquidation value, authorized-10,000,000 shares; none issued and outstanding	0	0
Common stock , $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,316,576, and 6,316,576 shares	63,166	63,166
Additional paid-in capital	62,982,941	62,982,941
Accumulated deficit	(8,364,972)	(8,737,568)
Accumulated other comprehensive loss	(1,110,625)	(1,044,883)

Sub-total	53,570,510	53,263,656
Less notes receivable from principal stockholders	(111,722)	(111,722)

Total stockholders’ equity	53,458,788	53,151,934

Total liabilities and stockholders’ equity	$199,099,541	$196,984,309

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Revenues:
Casino	$3,226,752	$4,157,097
Hotel	320,807	356,517
Food and beverage	1,214,213	1,378,671
Rental properties	1,882,680	2,777,381
Other	640,613	417,855

Gross revenues	7,285,065	9,087,521
Less casino promotional allowances	(909,358)	(1,127,015)

Net operating revenues	6,375,707	7,960,506

Operating expenses:
Casino	2,227,266	2,271,879
Hotel	135,655	181,619
Food and beverage	744,468	957,788
Other	80,625	211,293
Selling, general and administrative:
Corporate	832,644	906,758
Other	765,848	751,495
Utilities and property expenses	971,352	989,275
Depreciation	594,300	660,932

Total operating expenses	6,352,158	6,931,039

Operating income	23,549	1,029,467
Other income and (expense):
Interest expense	(1,104,209)	(1,129,887)
Loss on sale of marketable securities	(64,278)	(61,007)
Interest and other income	306,092	270,357

Income (loss) before income tax expense	(838,846)	138,930
Federal income tax (expense) benefit, continuing operations	318,570	(35,910)

Income (loss) from continuing operations	(520,276)	76,842
Discontinued operations gain, net of tax expense of $480,778 and $127,695, respectively	892,872	237,148

Net income	$372,596	$310,168

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited) (continued)

	Three Months Ended December 31,
	2009		2008
Average common shares outstanding		6,316,576	6,329,177

Average common and common equivalent shares outstanding		6,316,576	6,329,177

Income (loss) from continuing operations per common share
Net basic income (loss) per common share		$(0.08)	$0.01

Diluted income per common share	$	N/A	$0.01

Discontinued operations per share
Net basic income per common share		$0.14	$0.04

Diluted income per common share		$0.14	$0.04

Income per common share
Net basic income per common share		$0.06	$0.05

Diluted income per common share		$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December
	2009	2008
Net income	$372,596	$310,168
Unrealized loss on marketable securities, net of income taxes	(65,741)	(1,365,064)

Comprehensive income (loss)	$306,855	$(1,054,896)

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended December 31, 2009

(Unaudited)

	Preferred Stock $	Common Stock	Common Stock $	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Stockholders	Treasury Stock	Total
Balances, October 1, 2009	0	6,316,576	$63,166	$62,982,941	$(8,737,567)	$(1,044,884)	$(111,722)	$0	$53,151,934
Net income					372,595				372,595
Purchase of treasury stock
Common shares retired
Unrealized loss on marketable securities						(65,741)			(65,741)

Balances, December 31, 2009	$0	6,316,576	$63,166	$62,982,941	$(8,364,972)	$(1,110,625)	$(111,722)	$0	$53,458,788

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$372,596	$310,168
Discontinued operations, net of tax effect	(892,872)	(237,148)

Net income (loss) from continuing operations	(520,276)	73,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	594,300	660,932
Interest expense from amortization of debt issuance costs	57,023	70,892
Loss on sale of marketable securities	64,278	61,007
Change in assets and liabilities:
Accounts receivable	(7,333)	34,941
Inventories	18,110	52,976
Prepaid expenses and other	(149,196)	337,207
Deferred income taxes	(402,366)	(151,551)
Other assets	(87,596)	37,821
Accounts payable	(403,311)	(622,933)
Interest payable	0	2,470
Other accrued expenses	(7,650)	(1,270,995)
Deferred rent income	(856,662)	(742,363)

Net cash used in operating activities	(1,700,679)	(1,456,576)

Cash flows from investing activities:
Proceeds from sale of assets, continuing operations	28,885	0
Capital expenditures	(30,722)	(760,645)
Marketable securities purchased	(2,190,324)	(654,570)
Marketable securities sold or redeemed	1,032,333	1,233,256

Net cash used in investing activities	(1,159,828)	(181,959)

Cash flows from financing activities:
Payments on nonrecourse debt and obligation under capital lease	0	128,702
Preferred stock redeemed and retired	0	(9,806)

Net cash used in financing activities	0	118,896

Cash flows from Discontinued Operations:	729,883	4,488

Increase (decrease) in cash and cash equivalents	(2,130,624)	(1,515,151)
Cash and cash equivalents, beginning of period	31,646,498	37,973,564

Cash and cash equivalents, end of period	$29,515,874	$36,458,413

The accompanying notes are an integral part of these consolidated financial statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the quarters ended December 31, 2009, and 2008

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

The consolidated financial statements included herein have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations under Regulation S-X of the SEC, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results for the interim periods have been made. The results for the current three month period ended December 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, from which the balance sheet information as of that date is derived.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts. Actual results may differ from estimates.

Income Per Common Share. The Company computes net income (loss) per share in accordance with FASB ASC 260-10, Earnings per share. FASB ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Dilutive stock options of approximately 741,000 were not included in calculations of diluted income per common share for the three months ended December 31, 2009, as the options were out of the money and, therefore, would be anti-dilutive.

Uninsured Deposits. At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.

Investment in Marketable Securities. Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at December 31, 2009 includes investments in corporate bonds.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized and unrealized gains and losses are determined by the specific identification method. At December 31, 2009, investments in equity securities available-for-sale included common and preferred stocks.

Included in “Other income” on the consolidated statements of operations are approximately $67,789 and $61,007 of realized losses for the three months ended December 31, 2009 and 2008, respectively. The Company recorded approximately $(0.1) million and $(1.4) million of other comprehensive (loss) associated with unrealized losses on these investments during the three months ended December 31, 2009 and 2008, respectively.

The following is a summary of available-for-sale marketable securities as of December 31, 2009 and September 30, 2009.

	December 31, 2009
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Debt securities	$3,363,167	$194,410	$(26,353)	$3,531,224
Equity securities	5,333,347	258,034	(2,134,745)	3,456,636

Total	$8,696,514	$452,444	$(2,161,098)	$6,987,960

	September 30, 2009
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Debt securities	$3,260,893	$230,700	$(19,833)	$3,471,760
Equity securities	4,341,909	228,720	(2,047,100)	2,523,529

Total	$7,602,802	$459,420	$(2,066,933)	$5,995,289

The following is a summary of the net unrealized gains and losses as presented in accumulated Other Comprehensive Income as of December 31, 2009 and September 30, 2009.

	December 31, 2009
Description	Unrealized Gains	Unrealized (Losses) Short Term	Unrealized (Losses) Long Term	Deferred Taxes (Benefit)	Acc. Other Comprehensive Income (Loss)
Debt Securities	$194,410	$(2,262)	$(24,092)	$58,820	$109,236
Equity Securities	258,034	(4,748)	(2,129,998)	(656,851)	(1,219,861)

Total	$452,444	$(7,010)	$(2,154,090)	$(598,031)	$(1,110,625)

	September 30, 2009
Description	Unrealized Gains	Unrealized (Losses) Short Term	Unrealized (Losses) Long Term	Deferred Taxes (Benefit)	Acc. Other Comprehensive Income (Loss)
Debt Securities	$230,699	$(958)	$(18,875)	$(73,803)	$137,063
Equity Securities	228,720	(464,058)	(1,583,042)	(636,433)	(1,044,884)

Total	$459,419	$(465,016)	$(1,601,917)	$(562,630)	$(1,044,884)

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

The Company recorded the combined total of unrealized gains and (losses) disclosed in the above tables, on the balance sheet with 65% as retained earnings – other comprehensive income, and 35% as deferred income taxes, in the amounts shown in the above tables.

The following is a summary of the proceeds from sale of marketable securities and the gains or losses reclassified from Other Comprehensive Income (OCI) as of December 31, 2009 and 2008.

	2010
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss) Reclassified From OCI
Debt securities	$0	$0	$0	$0
Equity securities	1,164,400	0	(67,789)	(67,789)

Total	$1,164,400	$0	$(67,789)	$(67,789)

	2009
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss) Reclassified From OCI
Debt securities	$0	$0	$0	$0
Equity securities	1,355,270	0	(61,007)	(61,007)

Total	$1,355,270	$0	$(61,007)	$(61,007)

Revenue Recognition. Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.1 million and $0.2 million for the three months ended December 31, 2009 and 2008, have been recognized as a direct reduction of casino revenue.

Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers totaling $0.9 million and $1.1 million for the three months ended December 31, 2009 and 2008, respectively. The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense of each department granting complimentary services. The table below summarizes the departments’ costs of such services (amounts in thousands):

	2009	2008
Food and beverage	$367	$562
Hotel	50	77
Other	2	5

Total	$419	$644

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

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

Concentrations. The Company’s primary operations are concentrated in the geographic area of Laughlin, Nevada and in the hotel and casino industry. Thus the Company is at risk of unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs. These factors may reduce disposable income of casino patrons or result in fewer patrons visiting casinos.

The Company owns real estate on the Las Vegas, Nevada Strip and on the East Coast of the United States. Although the Company is presently not dependent on cash flows from these properties, a significant decline in real estate values in these markets could have an impact on the Company’s ability to readily generate cash flow from the real estate.

Concentrations of revenue by segment as of December 31, 2009 and 2008 follows (dollars in thousands)

	2010
Pioneer	$3,959	62%

Rental properties held for investment	$1,883	30%

Other and eliminations	$534	8%

	2009
Pioneer	$4,938	62%

Rental properties held for investment	$2,777	35%

Other and eliminations	$246	3%

Reclassifications. Certain minor reclassifications have been made in prior year’s consolidated financial statements to conform to the presentations used in fiscal 2010.

Consolidated Statements of Operations: A new line was added allowing the separation of the gain or (loss) on sale of marketable securities from interest and other income. These changes did not change the net income or earnings per share. The property reclassified from rental property held for investment to property held for sale is reflected as discontinued operations net of tax in both years for comparison purposes.

Other minor reclassifications were made throughout the remaining schedules, all without any change to the overall total numbers.

2. FEDERAL INCOME TAX

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

3. RELATED PARTIES

The Company’s Chairman of the Board and CEO has personally guaranteed certain loans for which the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balance per calendar quarter. The total accrued increased slightly during the quarter ended December 31, 2009 with no significant change from $0.3 million in the quarter ended September 30, 2009.

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2009 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through September 30, 2006, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs were expended during the three-month periods ended December 31, 2009 or 2008. No royalties were paid to the patentholder during the periods presented.

4. PURCHASE AND SALE AGREEMENT OF GAITHERSBURG PROPERTY

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

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

ASSETS HELD FOR SALE

The Company reviewed the guidance provided by FASB ASC 360-10-45-11, and thus has classified the assets associated to the Gaithersburg property as held for sale. The following table summarizes the components classified as held for sale as of December 31, 2009 and September 30, 2009 (amounts in thousands):

Property Held for Sale – Discontinued Operations:	Dec 31, 2009	Sep 30, 2009
Gaithersburg – Warehouse:
Loan Issue Costs	$877,683	$929,310
Deferred Rent	2,617,747	2,682,345
Land	23,000,000	23,000,000
Buildings & Improvements	36,600,000	36,600,000
Machinery & Equipment	3,000,000	3,000,000
Allowance for depreciation	(10,853,750)	(10,853,750)

Total	$55,241,680	$55,357,905

LIABILITIES ON ASSETS HELD FOR SALE

The following debt is related to assets held for sale. The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. The Company anticipates that the future tenant payments related to the net leases will be sufficient to fund required payments under the first mortgage notes and Section 467 debt. The principle balance due as of December 31, 2009 and September 30, 2009 was $40 million and $41 million, respectively.

LIABILITIES	12/31/09	9/30/09
Interest payable	$159,114	$156,949
Current portion of debt	3,279,688	3,185,888

Total current liability	3,438,802	3,342,837
Long-term debt less current portion	36,258,965	37,114,921

Total	$39,697,767	$40,457,758

DISCONTINUED OPERATIONS

As a result of the pending sale of the Gaithersburg property, the result of operations related to this property has been reflected as discontinued operations. The prior year result of operations of this property has also been reclassified and discontinued for comparative purposes.

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

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

6. OPEN MARKET PURCHASES OF COMPANY COMMON STOCK

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

On January 8, 2010, subsequent to the end of the quarter, the Company purchased a grouping of shares of common stock of the Company sufficient to cause it to effectively reach the maximum shares allotted to be purchased pursuant to the Rule and Release referenced above (when combined with prior program purchases since December 2008). As a result, the Company, on January 13, 2010, announced the close of the common stock purchase program.

All open market purchases were voluntary and effected utilizing licensed securities broker-dealers.

The table below summarizes the Company’s buy back of its common stock for the last 12-month period ended December 31, 2009, as well as, the total shares purchased under the program through its close on January 13, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning balance				316,215
January 2009	3,996	$27.83	3,996	312,219
February 2009	4,590	$16.96	8,586	307,629
March 2009	7,150	$16.60	15,736	300,479
April 2009	0	0	15,736	300,479
May 2009	0	0	15,736	300,479
June 2009	0	0	15,736	300,479
July 2009	0	0	15,736	300,479
August 2009	0	0	15,736	300,479
September 2009	0	0	15,736	300,479
October 2009	0	0	15,736	300,479
November 2009	0	0	15,736	300,479
December 2009	0	0	15,736	300,479
January 2010	298,632	$13.50	314,368	1,847

Ending balance	314,368	$13.80	314,368	1,847

As of December 31, 2009, the Company retired 15,736 of the shares repurchased and as of February 22, 2010, the Company is holding 298,632 shares in treasury.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

7. REDEMPTION OF THE COMPANY’S PREFERRED STOCK AND REDEMPTION PRICE DISPUTES

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 2, 2010, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of December 31, 2009 and September 30, 2009, exchangeable redeemable preferred stock –unredeemed was $821,259 and $821,259, respectively.

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

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

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

8. STOCK-BASED COMPENSATION

The Company’s Stock Option Plan (“Plan”) provides for the grant of up to 1.4 million shares of its common stock to key employees. The Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the quarters ended December 31, 2009 and 2008, zero options were granted. As of December 31, 2009 and 2008, there were approximately 741,500 and 741,500 options, respectively, outstanding and exercisable under the Plan. During the quarters ended December 31, 2009 and 2009, zero options were exercised.

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 7.0 years. The average exercise price of the outstanding options at December 31, 2009 is approximately $28.09.

In December 2008, the Company’s Board of Directors authorized, approved by the shareholders at the June 15, 2009 annual meeting, an increase of 250,000 in the number of shares available for grant under the Plan.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of December 31, 2009, no options had been granted under any of the Subsidiary Plans.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

The following table summarizes stock option activity during the fiscal quarter 2010 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2009:	742	$28.09	8.3 yrs	$(12,457)
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Options outstanding at December 31, 2009	742	$28.09	7.0 yrs.	$11,345
Exercisable at December 31, 2009	742	$28.09	7.0 yrs.	$11,345

As of December 31, 2009, there was no unrecognized compensation cost related to unvested stock options.

9. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information for the three months ended December 31, 2009 and 2008 is presented below (amounts in thousands):

	2010	2009
Operating activities:
Cash paid during the period for interest	$1,807	$1,838

10. SEGMENT INFORMATION

The Company’s operations are in the hotel/casino industry and rental properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. As discussed above, the Company owns rental properties in Dorchester, Massachusetts and Gaithersburg, Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Set forth below is the unaudited financial information for the segments, which the Company operates, for the three months ended December 31, 2009 and 2008 (dollars in thousands).

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

	Three Months Ended December 31,
	2009	2008
Pioneer Hotel:
Net operating revenues	$3,959	$4,938
Operating loss	(872)	(646)
Depreciation	137	202
Interest expense	0	206
Interest and other income	0	2
Loss before income taxes	(872)	(850)
Capital expenditures / transfers	31	746
Identifiable assets (1)	11,896	16,713

Investment Properties:
Net operating revenues	$1,883	$2,777
Operating income	1,250	2,164
Depreciation	421	421
Interest expense	1,102	955
Interest and other income	4	29
Income before income taxes	152	1,237
Capital expenditures / transfers	0	0
Identifiable assets (1)	90,244	91,348

Property Held for Sale:
Net operating revenues	$0	$0
Operating income	0	0
Depreciation	0	0
Interest expense	0	0
Interest and other income	0	0
Discontinued operations, net of tax	893	237
Capital expenditures / transfers	0	0
Identifiable assets (1)	55,242	55,358

Other and Eliminations:
Net operating revenues	$534	$246
Operating income	(354)	(489)
Depreciation	36	38
Interest expense	2	(31)
Interest and other income	302	239
Income (loss) before income taxes	(119)	(278)
Capital expenditures / transfers	0	15
Identifiable assets (1)	41,718	41,586

Total:
Net operating revenues	$6,376	$7,961
Operating income	24	1,029
Depreciation	594	661
Interest expense	1,104	1,130
Interest and other income	306	270
Income before income taxes	(839)	109
Discontinued operations, net of tax	893	237
Capital expenditures / transfers	31	761
Identifiable assets (1)	199,100	205,005

(1)	Identifiable assets represent total assets less elimination for intercompany items

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarters ended December 31, 2009, and 2008

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 19, 2010, the date which the financial statements were available to be issued and the following items are disclosed:

Treasury Stock

On January 8, 2010, subsequent to the end of the quarter 2009, the Company purchased a grouping of 298,632 shares of common stock of the Company sufficient to cause it to effectively reach the maximum shares allotted to be purchased pursuant to the Rule and Release referenced above (when combined with prior program purchases since December 2008). As a result, the Company, on January 13, 2010, announced the close of the common stock purchase program.

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended September 30, 2009. These historical financial statements may not be indicative of the Company’s future performance.

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

Revenue Recognition. Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50 Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.1 million and $0.2 million for the quarters ended December 31, 2009 and 2008, have been recognized as a direct reduction of casino revenue.

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

Results of Operations – Three Months Ended December 31, 2009 and 2008

General

During the quarter ended December 31, 2009, the Company’s net operating revenues decreased $1.6 million and operating expenses decreased $0.6 million, resulting in a decrease in operating income of $1.0 million from the quarter ended December 31, 2008. The decline in operating results was primarily due to unfavorable changes in general economic conditions including recession and economic slowdown. Net operating revenues at the rental properties decreased $0.9 million from the quarter ended December 31, 2008. The decline in the rental properties is substantially due to the decrease in rental revenue associated with the Las Vegas Strip property.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended December 31, 2009 were approximately $6.4 million, a $1.6 million, or 20%, decrease from $8.0 million for the quarter ended December 31, 2008. Income from the rental properties in the quarter ended December 31, 2009 was $1.9 million, a $0.9 million, or 32%, decrease from $2.8 million for the quarter ended December 31, 2008. Revenues at the Pioneer of approximately $3.9 million for the quarter ended December 31, 2009, decreased $1.0 million or 20%, from $4.9 million for the quarter ended December 31, 2008.

Operating Expenses. Total operating expenses decreased $0.6 million, or 8%, to approximately $6.3 million for the quarter ended December 31, 2009 from $6.9 million for the quarter ended December 31, 2008. Total operating expenses as a percentage of net revenue increased to 100% for the 2009 quarter from 87% for the 2008 quarter. Operating expenses at the Pioneer of $4.8 million for the quarter ended December 31, 2009 decreased $0.8 million or 13%, from $5.6 million for the quarter ended December 31, 2008.

Operating Income. Consolidated operating income for the quarter ended December 31, 2009 was $0.0 million, a decrease of $1.0 million, or 98%, from $1.0 million for the quarter ended December 31, 2008. This decrease was due to the aforementioned changes in net operating revenues and operating expenses. Operating income attributable to the rental properties of $1.9 million for quarter ended December 31, 2009 decreased $0.9 million or 32%, from $2.8 million for the quarter ended December 31, 2008. Operating loss at the Pioneer of $0.9 million for the quarter ended December 31, 2009 increased $0.2 million or 35%, from approximately $0.7 million for the quarter ended December 31, 2008.

Interest Expense. Consolidated interest expense for the quarter ended December 31, 2009 was $1.1 million, relatively unchanged with a slight reduction from the quarter ended December 31, 2008.

Interest and Other Income. Consolidated interest and other income for the quarter ended December 31, 2009, was $0.3 million, relatively unchanged with a slight improvement from the quarter ended December 31, 2008.

Loss on Sale of Marketable Securities. The loss on marketable securities for the quarter ended December 31, 2009 was approximately $0.1 million, relatively unchanged from the quarter ended December 31, 2008.

Federal Income Tax. Federal income tax benefit for the quarter ended December 31, 2009 was $0.3 million, compared to a relatively small expense for the quarter ended December 31, 2008, based on federal statutory rates.

Discontinued Operations, Net of Tax. The discontinued operations associated with the property held for sale during the quarter ended December 31, 2009 was $0.9 million, an increase of $0.7 million from $0.2 million for the quarter ended December 31, 2008.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer were approximately $3.9 million for the quarter ended December 31, 2009, a decrease of $1.0 million, or 20%, compared to $4.9 million in the quarter ended December 31, 2008.

Casino revenues for the three months ended December 31, 2009 were $3.2 million, a decrease of $1.0 million, or 22%, compared to $4.2 million in the three months ended December 31, 2008. Slot and video poker revenues were $2.9 million, a decrease of $0.9 million, or 23%, compared to $3.8 million. Other gaming revenues, including table games, decreased slightly remaining at $0.3 million. Casino promotional allowances were $0.9 million compared to $1.1 million, a decrease of approximately $0.2 million, or 19%.

Hotel revenues for the three months ended December 31, 2009 were $0.3 million, a decrease of approximately $0.1 million or 10%, compared to $0.4 million in the three months ended December 31, 2008. A decrease in hotel occupancy was compounded by a decrease in the average room rate. Competitive pressures in the Laughlin market in the 2009 period caused the decline in average room rate. Food and beverage revenues decreased approximately $0.2 million, or 12%, to $1.2 million from $1.4 million. Other revenues decreased $0.1 million, or 38%, to $0.1 million from $0.2 million.

Operating Expenses. Operating expenses were $4.8 million for the quarter ended December 31, 2009, a decrease of $0.8 million, or 13%, from $5.6 million in the quarter ended December 31, 2008. Operating expenses as a percentage of net revenue increased to 122% in the current quarter from 113% in the prior year quarter.

Casino expenses were $2.2 million, a decrease of $0.1 million, or 2%, from $2.3 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues increased to 69% from 55%.

Hotel expenses were $0.1 million, a decrease of $0.1 million or 25%, from $0.2 million, as a result of the decline in room occupancy. Food and beverage expenses were $0.7 million, a decrease of $0.2 million or 22%, from approximately $0.9 million, due to a decrease in the number of food and beverage covers sold. Food and beverage expenses as a percentage of food and beverage revenues decreased to 61% from 69%. Other expenses were $0.1 million, a decrease of $0.1 million or 58%, from $0.2 million. Other expenses as a percentage of other revenues decreased to 75% from 111%.

Selling, general and administrative expenses were $0.8 million, a decrease of $0.2 million, or 24%, compared to $1.0 million. Selling, general and administrative expenses as a percentage of revenues decreased to 19% from 20%. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were $0.7 million, a decrease of approximately $0.1 million or 4%, compared to $0.8 million. Utilities and property expenses as a percentage of operating revenues increased to 19% from 16%. Depreciation and amortization expenses were $0.1 million, a decrease of $0.1 million or 32%, from $0.2 million. Depreciation and amortization as a percentage of operating revenues decreased to 3% from 4%.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of December 31, 2009 (for the nine-month period ending September 30, 2010 and for the fiscal years ending September 30, 2011, 2012, 2013, 2014, 2015 and thereafter.) (amounts in thousands):

	Payments Due By Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
	(Amounts in Thousands)
Continuing Operations
Nonrecourse debt:
Dorchester	$0	$0	$0	$0	$0	$31,199	$31,199
Long-term debt:
Mortgage obligation	7,867	0	0	0	0	0	7,867
Operating leases:
Ground lease	287	383	383	383	383	24,530	26,349
Corporate offices	42	0	0	0	0	0	42

Total Continuing Operations	$8,196	$383	$383	$383	$383	$55,729	$65,457

Discontinued Operations
Gaithersburg	$2,424	$3,573	$3,987	$4,448	$25,107	$0	$39,539

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Nonrecourse debt - $2.9 million (2010), $3.8 million (2011), $3.8 million (2012), $3.8 million (2013), $3.8 million (2014) and $21.9 million (2015 and thereafter); (ii) Long-term debt - $0.4 million (2010), $0.0 million (2011), $0.0 million (2012), $0.0 million (2013) $0.0 million (2014), and $0.0 million (2015 and thereafter); (iii) Discontinued operations - $2.0 million (2010), $2.5 million (2011), $2.3 million (2012), $2.0 million (2013) $1.0 million (2014), and $0.0 million (2015 and thereafter).

The Company has no significant purchase commitments or obligations other than those included in the above schedule.

The Company’s ability to service its contractual obligations and commitments, other than the nonrecourse debt, will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which are beyond the Company’s control. In addition, the Company will be dependent on the continued ability of the tenants in the rental property in Dorchester, Massachusetts, and the property held for sale in Gaithersburg, Maryland, to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s nonrecourse debt obligations related to the properties.

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

As of December 31, 2009, the Company held cash and cash equivalents of $29.4 million compared to $31.5 million at September 30, 2009. The Company had $7.0 million in investment in marketable securities at December 31, 2009 compared to $6.0 million at September 30, 2009. The rental properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

Cash Flows from Operating Activities. The Company’s cash used for operating activities was $1.7 million for the three months ended December 31, 2009 as compared to $1.5 million for the three months ended December 31, 2008. The increase of $0.2 million was primarily due to the aforementioned reduction in operating revenues.

Cash Flows from Investing Activities. Cash used for investing activities was approximately $1.0 million for the three months ended December 31, 2009, as compared to $0.1 million for the three months ended December 31, 2008. In the current year period, the Company used $1.0 million for the purchase of marketable securities net of sales. In the prior year period, the Company received $0.7 million from the sale of marketable securities net of purchases, and spent $0.8 million for capital expenditures.

Cash Used in Financing Activities. Cash used in financing activities was relatively insignificant for the three months ended December 31, 2009 and 2008.

The Company’s primary source of operating cash is from the Pioneer operations, from interest income on available cash and cash equivalents and investments in marketable securities and, to a lesser extent, from net cash generated from the leasing of certain land owned on the Las Vegas strip. Rental income from the Company’s rental property and property held for sale is contractually committed to reducing the nonrecourse indebtedness issued or assumed in connection with the acquisition of the rental properties. Under the two leases, the tenants are responsible for substantially all obligations related to the property.

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

Payments of rent were approximately $100,000 for each of the three months ended December 31, 2009 and 2008. Capital expenditures to maintain the facility in fiscal 2009 are expected to be less than $1.0 million.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its nonrecourse debt, the Company has total interest-bearing debt at December 31, 2009 of approximately $7.9 million, which bears interest at a variable rate (approximately 6.25% at December 31, 2009). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $0.1 million change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

The Company has initiated proceedings against a third-party firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in April, 2009 and is at an early stage of resolution. The third-

party has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate of Designation.

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
Paul W. Lowden Chairman of the Board, President and Principal Executive Officer

Date: February 22, 2010