Form 10-Q
period 2010-03-31
ARCHON CORP
filed 2010-05-11
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

6,017,944 as of May 10, 2010

ARCHON CORPORATION

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$20,862,981	$31,646,498
Investment in marketable securities	10,907,275	5,995,289
Accounts receivable, net	403,863	170,935
Inventories	166,970	231,689
Prepaid expenses and other	982,209	945,167
Deferred tax assets	590,143	512,695

Total current assets	33,913,441	39,502,273

Property held for sale	55,125,454	55,357,905

Property and equipment:
Rental property held for investment, net	88,669,863	89,511,868
Land used in operations	3,960,589	3,925,589
Buildings and improvements	25,751,045	25,751,045
Machinery and equipment	8,288,479	8,264,373
Accumulated depreciation	(28,448,460)	(28,103,429)

Property and equipment, net	98,221,516	99,349,446

Other assets	3,020,157	2,774,685

Total assets	$190,280,568	$196,984,309

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,866,659	$7,866,659
Accounts payable	1,352,189	2,099,581
Other accrued expenses	2,303,815	2,722,690
Exchangeable redeemable preferred stock – unredeemed	821,259	821,259
Current liabilities – property held for sale	3,530,465	3,342,837

Total current liabilities	15,874,387	16,853,026
Long term liabilities – property held for sale	35,380,996	37,114,921
Non-recourse debt – less current portion	31,199,288	31,199,288
Deferred tax liabilities	22,320,885	21,828,674
Deferred rent income	35,123,142	36,836,466

Total liabilities	139,898,698	143,832,375

Stockholders’ equity:
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 liquidation value, authorized-10,000,000 shares; none issued and outstanding	0	0
Common stock , $.01 par value; authorized-100,000,000 shares; issued and outstanding – 6,316,576, and 6,316,576 shares	63,166	63,166
Additional paid-in capital	63,247,158	62,982,941
Accumulated deficit	(7,991,259)	(8,737,568)
Accumulated other comprehensive loss	(793,941)	(1,044,883)

Sub-total	54,525,124	53,263,656
Less: Notes receivable from stockholders	(111,722)	(111,722)
Treasury stock – 298,632 and 0 common shares, at cost	(4,031,532)	0

Total stockholders’ equity	50,381,870	53,151,934

Total liabilities and stockholders’ equity	$190,280,568	$196,984,309

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues:
Casino	$3,541,120	$4,787,513	$6,767,872	$8,944,610
Hotel	393,400	441,022	714,207	797,539
Food and beverage	1,184,091	1,578,233	2,398,304	2,956,904
Rental properties held for investment	1,910,180	2,763,381	3,792,860	5,540,762
Other	358,161	499,302	998,774	917,157

Gross revenues	7,386,952	10,069,451	14,672,017	19,156,972
Less casino promotional allowances	(868,679)	(940,118)	(1,778,037)	(2,067,133)

Net operating revenues	6,518,273	9,129,333	12,893,980	17,089,839

Operating expenses:
Casino	2,020,399	2,773,973	4,247,665	5,045,852
Hotel	143,537	181,131	279,192	362,750
Food and beverage	714,741	1,003,050	1,459,209	1,960,838
Other	83,699	172,206	164,324	383,499
Selling, general and administrative:
Corporate expenses	837,101	872,076	1,669,745	1,778,834
Other	655,063	781,345	1,420,911	1,532,840
Utilities and property expenses	953,203	973,073	1,924,555	1,962,348
Depreciation and amortization	593,462	650,380	1,187,762	1,315,134

Total operating expenses	6,001,205	7,407,234	12,353,363	14,342,095

Operating income	517,068	1,722,099	540,617	2,747,744
Other income and (expense):
Interest expense	(1,075,599)	(1,220,611)	(2,179,808)	(2,350,498)
Loss on sale of marketable securities	(3,329)	(33,982)	(67,607)	(94,989)
Interest and other income	462,241	126,743	768,333	397,100

Income (loss) before income tax expense	(99,619)	594,249	(938,465)	699,357
Federal income tax (expense) benefit from continuing operations	34,867	(198,112)	353,436	(230,200)

Income (loss) from continuing operations	(64,752)	396,137	(585,029)	469,157
Discontinued operations gain, net of tax expense of $236,096 and $137,639 QTD and $716,874 and $265,334 YTD, respectively	438,465	255,616	1,331,337	492,764

Net income	$373,713	$651,753	$746,308	$961,921

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Average common shares outstanding	6,316,576	6,370,176	6,316,576	6,349,677

Average common and common equivalent shares outstanding	6,316,576	6,370,176	6,316,576	6,349,677

Income (loss) from continuing operations per common share
Net basic income (loss) per common share	$(0.01)	$0.06	$(0.09)	$0.07

Diluted income per common share	$(0.01)	$0.06	$(0.09)	$0.07

Discontinued operations per share
Net basic income per common share	$0.07	$0.04	$0.21	0.08

Diluted income per common share	$0.07	$0.04	$0.21	0.08

Income (loss) per common share
Net basic income (loss) per common share	$0.06	$0.10	$0.12	$0.15

Diluted income per common share	$0.06	$.010	$0.12	$0.15

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income	$373,713	$651,753	$746,308	$961,921
Unrealized gain (loss) on marketable securities, net of income taxes	316,683	(392,141)	250,942	(1,757,205)

Comprehensive income (loss)	$690,396	$259,612	$997,250	$(795,284)

The accompanying notes are an integral part of these consolidated financial statements

Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended March 31, 2010

(Unaudited)

	Preferred Stock $	Common Stock	Common Stock $	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Stockholders	Treasury Stock	Total
Balances, October 1, 2009	$0	6,316,576	$63,166	$62,982,941	$(8,737,568)	$(1,044,883)	$(111,722)	$0	$53,151,934
Net income					746,309				746,309
Additional Paid-In Capital				264,217					264,217
Purchase of treasury stock								(4,031,532)	(4,031,532)
Unrealized gain on marketable securities						250,942			250,942

Balances, March 31, 2010	$0	6,316,576	$63,166	$63,247,158	$(7,991,259)	$(793,941)	$(111,722)	$(4,031,532)	$50,381,870

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$746,308	$961,921
Discontinued operations, net of tax effect	(1,331,337)	(492,764)

Net income (loss) from continuing operations -	(585,029)	469,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,187,762	1,772,634
Interest expense from amortization of debt issuance costs	114,046	245,039
Loss on sale of marketable securities	(67,607)	(94,989)
Change in assets and liabilities:
Accounts receivable	(232,928)	58,441
Inventories	64,719	73,098
Prepaid expenses and other	(37,042)	347,263
Deferred income taxes	(437,232)	495,534
Other assets	(359,517)	70,585
Accounts payable	(747,392)	(1,037,233)
Interest payable	0	(330)
Accrued expenses and other current liabilities	(154,658)	(976,382)
Other liabilities	(1,713,324)	(1,484,725)

Net cash provided by (used in) operating activities	(2,968,202)	(61,908)

Cash flows from investing activities:
Capital expenditures	(59,832)	(1,187,154)
Marketable securities purchased	(6,819,989)	(2,779,199)
Marketable securities sold or redeemed	2,361,673	2,322,809

Net cash used in investing activities	(4,518,148)	(1,643,544)

Cash flows from financing activities:
Payments on debt and obligation under capital lease	0	(932,184)
Common stock purchased and retired	0	(230,259)
Common stock purchased and held in treasury	(4,031,532)	0
Preferred stock redeemed and retired	0	(9,806)

Net cash used in financing activities	(4,031,532)	(1,172,249)

Cash flows from discontinued operations	734,365	7,181

Decrease in cash and cash equivalents	(10,783,517)	(2,870,520)
Cash and cash equivalents, beginning of period	31,646,498	37,973,564

Cash and cash equivalents, end of period	$20,862,981	$35,103,044

The accompanying notes are an integral part of these consolidated financial statements

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended March 31, 2010, and 2009

1. BASIS OF PRESENTATION AND GENERAL INFORMATION

The primary business operations of Archon Corporation (the “Company” or “Archon”) are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, which is currently rented and also owns rental properties in the Dorchester Section of Boston, Massachusetts and Gaithersburg, Maryland.

The consolidated financial statements included herein have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations under Regulation S-X of the SEC, management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results for the interim periods have been made. The results for the current three and six month periods ended March 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, from which the balance sheet information as of that date is derived.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts. Actual results may differ from estimates.

Income (Loss) Per Common Share. The Company computes net income (loss) per share in accordance with FASB ASC 260-10, Earnings per share. FASB ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Dilutive stock options of approximately 741,000 were not included in calculations of diluted income per common share for the three months and six months ended March 31, 2010, as the options were out of the money and, therefore, would be anti-dilutive.

Uninsured Deposits. At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.

Investment in Marketable Securities. Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at March 31, 2010 includes investments in corporate bonds.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized and unrealized gains and losses are determined by the specific identification method. At March 31, 2010, investments in equity securities available-for-sale included common and preferred stocks.

Included in “Loss on sale of marketable securities” on the consolidated statements of operations are approximately $67,607 and $94,989 realized losses for the six months ended March 31, 2010 and 2009, respectively. The Company recorded approximately $0.3 million and $(0.4) million and $0.3 million and $(1.8) million of other comprehensive gains and (losses), net of tax effect, associated with unrealized gains and (losses) during the three and six months ended March 31, 2010 and 2009, respectively.

The following is a summary of available-for-sale marketable securities as of March 31, 2010 and September 30, 2009, respectively (amounts in thousands):

	3/31/10
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Debt securities	$3,363	$178	$(11)	$3,530
Equity securities	8,766	412	(1,801)	7,377

Total	$12,129	$590	$(1,812)	$10,907

	9/30/09
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Debt securities	$3,261	$231	$(20)	$3,472
Equity securities	4,342	228	(2,047)	2,523

Total	$7,603	$459	$(2,067)	$5,995

The following is a summary of the net unrealized gains and losses as presented in accumulated Other Comprehensive Income as of March 31, 2010 and September 30, 2009, respectively (amounts in thousands):

	3/31/10
Description	Unrealized Gains	Unrealized (Losses) Short Term	(Unrealized Losses) Long Term	Deferred Taxes (Benefit)	Accrued Other Comprehensive Income (Loss)
Debt Securities	$178	$(3)	$(8)	$58	$109
Equity Securities	412	(30)	(1,771)	(486)	(903)

Total	$590	$(33)	$(1,779)	$(428)	$(794)

	9/30/09
Description	Unrealized Gains	Unrealized (Losses) Short Term	(Unrealized Losses) Long Term	Deferred Taxes (Benefit)	Accrued Other Comprehensive Income (Loss)
Debt Securities	$231	$(1)	$(19)	$74	$137
Equity Securities	228	(464)	(1,583)	(637)	(1,182)

Total	$459	$(465)	$(1,602)	$(563)	$(1,045)

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

The Company recorded the combined total of unrealized gains and (losses) disclosed in the above tables, on the balance sheet as $0.8 million or 65% as retained earnings – other comprehensive income, and $0.4 million or 35% as deferred income taxes.

The following is a summary of the proceeds from sale of marketable securities and the gains or losses reclassified from Other Comprehensive Income (“OCI”) as of March 31, 2010 and 2009 (amounts in thousands):

	3/31/10
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss Reclassified From OCI
Debt securities	$0	$0	$0	$0
Equity securities	2,362	13	(81)	(68)

Total	$2,362	$13	$(81)	$(68)

	3/31/09
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss Reclassified From OCI
Debt securities	$0	$0	$0	$0
Equity securities	2,323	44	(139)	(95)

Total	$2,323	$44	$(139)	$(95)

Revenue Recognition. Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.1 million for the three months ended March 31, 2010 and 2009, have been recognized as a direct reduction of casino revenue.

Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers totaling $0.9 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively. The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense of each department granting complimentary services. The table below summarizes each department’s costs of such services (amounts in thousands):

	3/31/10	3/31/09
Food and beverage	$505	$701
Hotel	119	159
Other	4	4

Total	$628	$864

Rental revenue from the Dorchester rental property held for investment is recognized as earned on a straight-line basis over the term of the lease. When rental payments received exceed rents earned and recognized, the difference is recorded as deferred rental income in the current liabilities section of the balance sheet, and conversely, when rents earned and recognized exceed rental payments received, the difference is recorded as other assets. Rental revenue from the Las Vegas Strip property is recognized as earned.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

Concentrations. The Company’s primary operations are concentrated in the geographic area of Laughlin, Nevada and in the hotel and casino industry. As a result, the Company is at risk of unfavorable changes in general economic conditions including recession, economic slowdown, or higher fuel or other transportation costs. These factors may reduce disposable income of casino patrons or result in fewer patrons visiting casinos.

The Company owns real estate on the Las Vegas Strip in Las Vegas, Nevada and on the East Coast of the United States. Although the Company is presently not dependent on cash flows from these properties, a significant decline in real estate values in these markets could have an impact on the Company’s ability to readily generate cash flow from the real estate.

Concentrations of revenue by segment as of March 31, 2010 and 2009 follows (dollars in thousands)

	3/31/10
Pioneer	$8,518	66%

Rental properties held for investment	$3,794	29%

Other and eliminations	$582	5%

	3/31/09
Pioneer	$11,089	65%

Rental properties held for investment	$5,541	32%

Other and eliminations	$460	3%

Reclassifications. Certain reclassifications have been made in prior year’s consolidated financial statements to conform to the classifications used in fiscal 2010.

Consolidated Statements of Operations. A new line item was added allowing the separation of the gain or (loss) on sale of marketable securities from interest and other income. These changes did not change the net income or earnings per share. The property reclassified from rental property held for investment to property held for sale is reflected as discontinued operations net of tax in both years for comparison purposes.

Other minor reclassifications were made throughout the remaining schedules, all without any change to the overall total numbers

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

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

3. RELATED PARTIES

The Company’s Chairman of the Board and CEO has personally guaranteed certain loans for which the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balance per calendar quarter. These loan fees were disclosed in the annual report for fiscal year ended September 30, 2009. Mr. Lowden has agreed to forgo payment of the loan fees which were accrued prior to the fiscal year ended September 30, 2009. Accordingly, loan guarantee fees accrued prior to the fiscal year ended September 30, 2009, in the amount of $0.3 million, has been transferred to additional paid in capital, with a corresponding reduction in the remaining amount accrued. The accrual increased slightly during the quarter ended March 31, 2010 with no significant change from the remaining $0.1 million in the quarter ended September 30, 2009.

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year royalty license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2011 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through September 30, 2009, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs were expended during the six-month periods ended March 31, 2010. No royalties were paid to the patentholder during the periods referenced above.

4. PURCHASE AND SALE AGREEMENT OF GAITHERSBURG PROPERTY

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon (the “Property”), located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Property will be seventy-six million three hundred forty thousand dollars ($76.3 million). The Agreement provided the County with a 90-day feasibility period during which the County determined that the Property is suitable for its intended use, and the County will now proceed to close escrow by notifying the Company of the closing date, which date may be no sooner than 90 days from the date of notice and no later than April 30, 2014.

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Property until the earlier of (i) completion of its purchase of the Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2,125,000, $1,725,000 of which was paid on October 1, 2009, with the balance of $0.4 million payable on or before July 1, 2010.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

Assets Held For Sale. The Company reviewed the guidance provided by FASB ASC 360-10-45-11, and thus has classified the assets associated to the Gaithersburg Property as held for sale. The following table summarizes the asset components classified as held for sale as of March 31, 2010 and September 30, 2009 (amounts in thousands):

	3/31/2010	9/30/2009
Gaithersburg - Warehouse:
Loan Issue Costs	$826	$929
Deferred Rent	2,553	2,683
Land	23,000	23,000
Buildings & Improvements	36,600	36,600
Machinery & Equipment	3,000	3,000
Allowance for depreciation	(10,854)	(10,854)

Total	$55,125	$55,358

Liabilities On Assets Held For Sale. The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014 and is subject to acquisition by the County before that date. The Company anticipates that the future tenant payments related to the net leases will be sufficient to fund required payments under the first mortgage notes and IRC Section 467 debt. The principal balance due as of March 31, 2010 and September 30, 2009 was $39 million and $40 million, respectively. The following debt table is related to assets held for sale (amounts in thousands):

	3/31/2010	9/30/2009
Interest payable	$156	$157
Current portion of debt	3,374	3,186

Total current liability	3,530	3,343
Long-term debt less current portion	35,381	37,115

Total	$38,911	$40,458

Discontinued Operations. As a result of the pending sale of the Gaithersburg Property, the result of operations related to this Property has been reflected as discontinued operations. The prior year result of operations of this Property has also been reclassified and discontinued for comparative purposes.

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

For the six months ended March 31, 2010, and 2009

6. OPEN MARKET PURCHASES OF COMPANY COMMON STOCK

During fiscal year 2009 the Company determined that as a result of the current difficult economy and in light of low interest rates being paid on its deposit of surplus funds, that open market purchase(s) of the Company’s own shares, up to 5.0% of its outstanding common stock, represented a desirable use of its available and surplus cash.

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

On January 8, 2010, the Company purchased a grouping of shares of common stock of the Company sufficient to cause it to effectively reach the maximum shares allotted to be purchased pursuant to the Rule and Release referenced above (when combined with prior program purchases since December 2008). As a result, the Company, on January 13, 2010, announced the close of the common stock purchase program.

All open market purchases were voluntary and effected utilizing licensed securities broker-dealers.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

The table below summarizes the Company’s buy back of its common stock for the last 12-month period ended March 31, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning balance				316,215
January 2009	3,996	$27.83	3,996	312,219
February 2009	4,590	16.96	8,586	307,629
March 2009	7,150	16.60	15,736	300,479
April 2009	0	0	15,736	300,479
May 2009	0	0	15,736	300,479
June 2009	0	0	15,736	300,479
July 2009	0	0	15,736	300,479
August 2009	0	0	15,736	300,479
September 2009	0	0	15,736	300,479
October 2009	0	0	15,736	300,479
November 2009	0	0	15,736	300,479
December 2009	0	0	15,736	300,479
January 2010	298,632	13.50	314,368	1,847
Ending balance	314,368	$13.80	314,368	1,847

As of March 31, 2010, the Company retired 15,736 of the shares repurchased and is holding 298,632 shares in treasury.

7. REDEMPTION OF THE COMPANY’S PREFERRED STOCK AND REDEMPTION PRICE DISPUTES

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of May 7, 2010, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of March 31, 2010 and September 30, 2009, exchangeable redeemable preferred stock –unredeemed was $821,259 and $821,259, respectively.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the Company. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount not less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Subsequent to the Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. At the same time, the Company filed a request for certification asking the Court to certify its partial summary judgment order for immediate interlocutory appeal. The Court granted the request for certification and denied the request for entry of final judgment without prejudice. The Company filed a Petition for Permission to Appeal with the Ninth Circuit Court of Appeals and the Ninth Circuit declined to accept the matter for interlocutory review.

Recently, Plaintiffs have filed a second motion for entry of final judgment, again seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. The Company have substantively opposed that motion and has urged the Court to reconsider its August 8, 2008 order. Briefing on Plaintiffs’ second motion for entry of final judgment is not complete and no hearing date has been set on the motion.

The Company has initiated proceedings against a third-party law firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in April, 2009 and is at an early stage of resolution. The third-party has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate.

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

8. STOCK-BASED COMPENSATION

The Company’s Stock Option Plan (“Plan”) provides for the grant of up to 1.4 million shares of its common stock to key employees. The Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the quarters ended March 31, 2010 and 2009, zero options were granted. As of March 31, 2010 and 2009, there were approximately 741,500 and 741,500 options, respectively, outstanding and exercisable under the Plan. During the quarters ended March 31, 2010 and 2009, zero options were exercised.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 7.0 years. The average exercise price of the outstanding options at March 31, 2010 is approximately $28.09.

In December 2008, the Company’s Board of Directors authorized and the shareholders on June 15, 2009 approved, of an increase of 250,000 in the number of shares available for grant under the Plan.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of March 31, 2010, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the fiscal quarter 2010 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2009:	742	$28.09	8.3yrs	$(12,457)
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Options outstanding at March 31, 2010	742	$28.09	6.8yrs.	$14,867
Exercisable at March 31, 2010	742	$28.09	6.8yrs.	$14,867

As of March 31, 2010, there was no unrecognized compensation cost related to unvested stock options.

9. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information for the six-month periods ended March 31, 2010 and 2009, respectively, is presented below (amounts in thousands).

	3/31/10	3/31/09
Operating activities:
Cash paid during the period for interest	$2,180	$2,350

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

10. SEGMENT INFORMATION

The Company’s operations are in the hotel/casino industry and the rental of commercial real estate properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. As discussed above, the Company owns rental properties held for investment in the Dorchester Section of Boston, Massachusetts and Las Vegas Strip, Nevada. “Property Held for Sale” below includes a rental property in Gaithersburg, Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Set forth below is the unaudited financial information for the segments in which the Company operates for the three-month and six-month periods ended March 31, 2010 and 2009 (amounts in thousands).

	Three Months Ended March 31,
	2010	2009
Pioneer Hotel:
Net operating revenues	$4,559	$6,151
Operating income	108	59
Depreciation and amortization	136	192
Interest expense	0	313
Interest and other income	53	2
Income (loss) before income taxes	161	(252)
Capital expenditures / transfers	28	427

Rental Properties Held for Investment:
Net operating revenues	$1,911	$2,763
Operating income	1,269	2,147
Depreciation and amortization	421	421
Interest expense	1,075	955
Interest and other income	1	3
Income before income taxes	194	1,194
Capital expenditures / transfers	0	0

Property Held for Sale:
Net operating revenues	$0	$0
Operating income	0	0
Depreciation and amortization	0	0
Interest expense	0	0
Interest and other income	0	0
Discontinued operations, net of tax	438	256
Capital expenditures / transfers	0	0

Other and Eliminations:
Net operating revenues	$48	$215
Operating loss	(860)	(484)
Depreciation and amortization	36	37
Interest expense	1	(47)
Interest and other income	408	122
Loss before income taxes	(455)	(348)
Capital expenditures / transfers	0	0

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

	Three Months Ended March 31,
	2010	2009
Total:
Net operating revenues	$6,518	$9,129
Operating income	517	1,722
Depreciation and amortization	593	650
Interest expense	1,076	1,221
Interest and other income	462	127
Income before income taxes	(100)	594
Discontinued operations, net of tax	438	256
Capital expenditures / transfers	28	427

	Six Months Ended March 31,
	2010	2009
Pioneer Hotel:
Net operating revenues	$8,518	$11,089
Operating loss	(764)	(591)
Depreciation and amortization	272	398
Interest expense	0	519
Interest and other income	53	4
Loss before income taxes	(711)	(1,105)
Capital expenditures / transfers	59	1,173
Identifiable assets (1)	12,444	16,809

Rental Properties Held for Investment:
Net operating revenues	$3,794	$5,541
Operating income	2,519	4,311
Depreciation and amortization	843	843
Interest expense	2,177	1,911
Interest and other income	4	32
Income before income taxes	346	2,432
Capital expenditures / transfers	0	0
Identifiable assets (1)	89,387	91,356

Property Held for Sale:
Net operating revenues	$0	$0
Operating income	0	0
Depreciation and amortization	0	0
Interest expense	0	0
Interest and other income	0	0
Discontinued operations, net of tax	1,331	493
Capital expenditures / transfers	0	0
Identifiable assets (1)	55,286	56,257

Other and Eliminations:
Net operating revenues	$582	$460
Operating loss	(1,214)	(972)
Depreciation and amortization	73	74
Interest expense	3	(80)
Interest and other income	711	361
Loss before income taxes	(574)	(628)
Capital expenditures / transfers	0	15
Identifiable assets (1)	33,164	39,150

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the six months ended March 31, 2010, and 2009

	Six Months Ended March 31,
	2010	2009
Total:
Net operating revenues	$12,894	$17,090
Operating income	541	2,748
Depreciation and amortization	1,188	1,315
Interest expense	2,180	2,350
Interest and other income	768	397
Income (loss) before income taxes	(938)	699
Discontinued operations, net of tax	1,331	493
Capital expenditures / transfers	59	1,188
Identifiable assets(1)	190,281	203,572

(1)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Overview of Business Operations and Trends: Historically, the Company, has owned, managed and operated hotel/casino properties through a number of acquisitions or developments, and it has recently divested itself of certain of these properties. Presently, the Company operates the Pioneer in Laughlin, Nevada.

The Pioneer has experienced a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the growth of casino properties on Native American lands in such nearby locations as California and Arizona within the last several years caused revenue declines. In response, the Company focused on market definition and development in the local Laughlin area to maintain profitability. Unexpectedly difficult economic conditions impacting customers, including relatively high fuel costs, has significantly reduced disposable income, and limited customer travel and gaming activity. Management believes Laughlin is a mature market with marginal growth forecasted for the next few years based on its current development plans. Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, or until the current economic conditions and trends begin to materially improve.

The Company also owns rental properties on the East Coast and on the Las Vegas Strip, but revenues from these rental properties are used to meet their related mortgages and thus do not contribute significant net cash flow to the Company.

Property Held for Sale

During fiscal year 2001, the Company acquired certain properties as part of an IRS Section 1031 exchange. The property held for sale is located in Gaithersburg, Maryland. The Company acquired the property and nonrecourse debt associated with the property which is subject to a long-term lease. A tenant remits payment to the bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $5.6 million annually and will remain at this level until approximately 2014 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings are no longer being depreciated subsequent to the classification being changed from a rental property held for investment to a property held for sale. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the lease and debt amortization, the fair market value of the property may be different from its book values. Interest is presently being expensed at approximately $2.9 million annually and will decrease in relation to debt principal reductions through 2014 or until the asset is sold, otherwise disposed of or becomes impaired.

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

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Property until the earlier of (i) completion of its purchase of the Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2,125,000, $1,725,000 of which was paid on October 1, 2009, with the balance of $400,000 payable on or before July 1, 2010. Due to the pending sale of this property, the related results of operations have been reported as discontinued operations. See Notes to Consolidated Financial Statements, Note 4, Sale of Gaithersburg Property

Rental Properties Held for Investment

During fiscal year 2001, the Company acquired certain rental property as part of an IRS Section 1031 exchange. The rental property is located in the Dorchester Section of Boston, Massachusetts. The Company acquired the property with improvements and nonrecourse debt associated with the property which is subject to a long-term lease. A tenant remits payments to a bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $6.7 million annually and will remain at this level until approximately 2020 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings are also being depreciated on a straight-line basis and the depreciation expense is approximately $1.7 million annually and will remain at this level until approximately 2041 or until the asset is sold, otherwise disposed of or becomes impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the life of the lease and debt amortization, the fair market values of the property may be different from its book value. Interest is presently being expensed at approximately $4.5 million annually and will decrease in relation to debt principal reductions through 2020 or until the asset is sold, otherwise disposed of or becomes impaired.

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, to the south of Sahara Avenue. The Company presently leases the Property to three different lessees for an aggregate amount of $35,000 per month. The leases may be terminated in the event the property is sold or developed by the Company.

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

Management believes the following critical accounting policies, among others, affects its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts: The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

Long-Lived Assets: The Company has a significant investment in long-lived property and equipment. Management reviews useful lives and obsolescence and assesses commercial viability of these assets periodically, at least annually. Based on these reviews, management estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change in the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. Management also estimates useful lives for its assets based on historical experience, estimates of assets’ commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. We review useful lives and obsolescence and we assess commercial viability of these assets periodically.

Income Taxes: The Company has recorded deferred tax assets related to net operating losses as the Company is able to offset these assets with deferred tax liabilities. Realization of the net deferred tax assets is dependent on the Company’s ability to generate profits from operations or from the sale of long-lived assets that would reverse the temporary differences which established the deferred tax liabilities. There can be no assurance that the Company will generate profits from operations or sell those assets or will generate profits from sales if they were to occur in the future. In the event the Company does generate profits from sales of long-lived assets in the future a valuation allowance may need to be recorded, which would impact the Company’s future results of operations. Annualized effective income tax rates for calculating interim period provisions and benefits have been estimated to be not significantly different from the estimated annual effective rate and the statutory rate. Although Financial Accounting Standards Board, Accounting Standard Codification (FASB ASC) 740-10, Income Taxes, became effective for the year ending September 30, 2008, based on its evaluation, management determined that FASB ASC 740-10 did not have a material effect on the financial statements or the net operating loss carryovers or the related deferred tax assets or valuation allowance.

Revenue Recognition: Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50 Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.1 million and $0.2 million for the quarters ended March 31, 2010 and 2009, respectively, have been recognized as a direct reduction of casino revenue.

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

Recently Issued Accounting Standards

FASB ASC 105-10: In June 2009, the FASB issued FASB ASC 105-10, Overview and Background FASB Codification. FASB ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). FASB ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The Company implemented the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending September 30, 2009. This did not have an impact on the consolidated results of the Company.

FASB ASC 810-10: In June 2009, the FASB issued FASB ASC 810-10, Consolidation. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 during fiscal year 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the consolidated financial statements.

FASB ASC 860-10: In June 2009, the FASB issued FASB ASC 860-10, Transfers and Servicing. FASB ASC 860-10 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 during fiscal year 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the consolidated financial statements.

FASB ASC 855-10: In June 2009, the FASB issued FASB ASC 855-10, Subsequent Events. FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 does not have a material impact on our consolidated financial statements.

FASB ASC 944-20: In May 2008, the FASB issued FASB ASC 944-20, Financial Services-Insurance. FASB ASC 944-20 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how previous standards apply to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. FASB ASC 944-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FASB ASC 944-20 will have a material impact on its financial condition or results of operation.

FASB ASC 815-10: In March 2008, the FASB issued FASB ASC 815-10, Derivative Instruments and Hedging. FASB ASC 815-10, which will require enhanced disclosures regarding the impact on financial position, financial performance, and cash flows, is effective for the Company beginning on October 1, 2009. However, since the Company does not now have, nor does it contemplate issuing or obtaining any derivative instruments, or engaging in any hedging activities, in the foreseeable future, we do not currently expect any effect on our future financial statements by adopting FASB ASC 815-10.

FASB ASC 810-10: In December 2007, the FASB issued FASB ASC 810-10, Consolidation. It requires that a noncontrolling (minority) interest in a subsidiary, including a consolidatable variable interest entity should be reported as equity in the consolidated financial statements. FASB ASC 810-10 will not likely have any effect on the Company’s consolidated financial statements since we do not presently have and are not contemplating investing in, establishing or acquiring a subsidiary with a noncontrolling interest. FASB ASC 810-10 is effective, if applicable, for the Company’s fiscal year beginning October 1, 2009.

FASB ASC 820-10 and 825-10: In September 2006, the FASB issued FASB ASC 810-10, Fair Value Measurements. FASB ASC 810-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued FASB ASC 810-10, Financial Instruments, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. We have no present intention of opting to adopt FASB ASC 810-10. FASB ASC 810-10 is effective for the Company for financial assets and liabilities carried at fair value for fiscal year ended September 30, 2009 but will not become effective for nonfinancial assets until fiscal year ended September 30, 2010 (including interim periods within those years). We do not now expect any other effects of FASB ASC 810-10 since it is unlikely that we will choose to value assets or liabilities at fair value.

FASB ASC 805-10: In December 2007, the FASB issued FASB ASC 805-10, Business Combinations. This Statement requires that the acquisition method of accounting (which previous standards called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. We have not yet evaluated this statement for the impact, if any, which FASB ASC 805-10 might have on the consolidated financial statements, in the event we make any business combination or other covered acquisitions after September 30, 2009.

Results of Operations – Six Months Ended March 31, 2010 and 2009

General

During the six months ended March 31, 2010, the Company’s net operating revenues decreased by $4.2 million and operating expenses decreased approximately $2.0 million, resulting in a decrease in operating income of $2.2 million from the six months ended March 31, 2009. The change in operating results was due to a decrease in all the operating revenues, offset with decreases in all of the expenses.

Consolidated

Net Operating Revenues: Consolidated net operating revenues of $12.9 million for the six months ended March 31, 2010 decreased $4.2 million, or 25%, from $17.1 million for the six months ended March 31, 2009. Revenues at the Pioneer of $8.5 million for the six months ended March 31, 2010 decreased $2.6 million, or 23%, from $11.1 million for the six months ended March 31, 2009. Revenues from the investment properties of $3.8 million for the six months ended March 31, 2010 decreased $1.7 million, or 31%, from $5.5 million for the six months ended March 31, 2009. Revenues at corporate increased $0.1 million in the six months ended March 31, 2010 from the six months period ended March 31, 2009.

Operating Expenses: Total operating expenses decreased $1.9 million, or 13%, to $12.4 million for the six months ended March 31, 2010 from $14.3 million for the six months ended March 31, 2009. Total operating expenses as a percentage of revenue increased to 96% in the current year period from 84% in the prior year period. Operating expenses at the Pioneer of $9.3 million for the six months ended March 31, 2010 decreased by approximately $2.4 million, or 21% from $11.7 million for the six months ended March 31, 2009.

Operating Income: Consolidated operating income for the six months ended March 31, 2010 was $0.5 million, a decrease of $2.2 million, or 81%, from $2.7 million for the six months ended March 31, 2009. This decrease was due to the aforementioned changes in net operating revenues and operating expenses. Operating income at the investment properties for the six months ended March 31, 2010 was $2.5 million, a decrease of $1.8 million or 50%, from $4.3 million for the six months ended March 31, 2009. Operating income decreased by $0.2 million at the Pioneer to an operating loss of $0.8 million. The operating loss at corporate was unchanged at approximately $1.0 million.

Interest Expense: Consolidated interest expense for the six months ended March 31, 2010 was $2.2 million, approximately a $0.2 million, or 8%, decrease compared to $2.4 million for the six months ended March 31, 2009. The decrease was primarily due to the reduction of non-recourse debt associated with the investment properties.

Interest and Other Income: Consolidated interest and other income for the six months ended March 31, 2010 was $0.8 million, an approximate $0.4 million, or 93% increase compared to $0.4 million for the six months ended March 31, 2009. This increase was primarily a result of an increase in interest income of $0.4 million.

Loss on Sale of Marketable Securities: The loss on marketable securities for the six months ended March 31, 2010 was approximately $0.1 million, relatively unchanged from the quarter ended March 31, 2009.

Federal Income Tax: The Company recorded a combined federal income tax expense on continuing and discontinued operations of $0.4 million for the six months ended March 31, 2010, compared to $0.5 million for the six months ended March 31, 2009, based on statutory income tax rates.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $2.6 million, or 23%, to $8.5 million in the six months ended March 31, 2010 from $11.1 million in the six months ended March 31, 2009.

Casino revenues for the six months ended March 31, 2010 were $6.8 million, a decrease of approximately $2.1 million, or 24%, compared to $8.9 million in the six months ended March 31, 2009. Slot and video poker revenues were $6.2 million, a decrease of $1.9 million, or 24%, compared to $8.1 million in the six months ended March 31, 2009. Other gaming revenues, including table games, decreased $0.2 million, or 25%, to $0.6 million in the six months ended March 31, 2010 from $0.8 million in the six months ended March 31, 2009. Casino promotional allowances were $1.8 million compared to $2.1 million, a decrease of $0.3 million.

Hotel revenues for the six months ended March 31, 2010 were $0.7 million, a decrease of $0.1 million or 13%, compared to $0.8 million for the six months ended March 31, 2009. An increase in hotel occupancy was offset by a decrease in the average room rate. Continued competitive pressures in the Laughlin market in 2009 and continuing through March 31, 2010 caused the decline in average room rate. Food and beverage revenues for the six months ended March 31, 2010 were $2.4 million, a decrease of $0.6 million or 19%, compared to $3.0 million for the six months ended March 31, 2009. Other revenues were $0.4 million compared to $0.5 million, a decrease of approximately $0.1 million.

Operating Expenses. Operating expenses decreased approximately $2.4 million, or 21%, to $9.3 million in the six months ended March 31, 2010 from approximately $11.7 million in the six months ended March 31, 2009. Operating expenses as a percentage of net revenue increased to 109% in the current six month period from 105% in the prior year period.

Casino expenses were $4.2 million, a decrease of $0.8 million, or 16%, from $5.0 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues increased to 63% from 56%.

Hotel expenses were $0.3 million, a decrease of $0.1 million, or 25%, from $0.4 million, primarily due to aggressive cost saving measures. Hotel expenses as a percentage of hotel revenues decreased to 43% from 50%. Food and beverage expenses decreased $0.5 million, or 26%, to $1.5 million compared to $2.0 million, primarily due to lower food and beverage revenues. Food and beverage expenses as a percentage of food and beverage revenues decreased to 63% from 67%. Other expenses were $0.2 million compared to $0.4 million, a decrease of $0.2 million. Other expenses as a percentage of other revenues decreased to 50% from 80%.

Selling, general and administrative expenses were $1.4 million, a decrease of $0.6 million, or 31%, compared to $2.0 million. Selling, general and administrative expenses as a percentage of revenues decreased to 16% in the current year period from 18% in the prior year period. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were unchanged at approximately $1.5 million. Utilities and property expenses as a percentage of revenues increased to 17% from 14%. Depreciation and amortization expenses were $0.3 million, a decrease of approximately $0.1 million, or 25%, from $0.4 million.

Results of Operations – Three Months Ended March 31, 2010 and 2009

General

During the quarter ended March 31, 2010, the Company’s net operating revenues decreased $2.6 million and operating expenses decreased $1.4 million, resulting in a decrease in operating income of $1.2 million from the quarter ended March 31, 2009. The change in operating results was due to a decrease in all of the operating revenues offset by decreases in all of the expenses.

Consolidated

Net Operating Revenues. Consolidated net operating revenues were $6.5 million for the quarter ended March 31, 2010, a $2.6 million, or 29%, decrease from $9.1 million for the quarter ended March 31, 2009. Revenues at the Pioneer of $4.6 million for the three months ended March 31, 2010 decreased $1.6 million, or 26%, from $6.2 million for the three months ended March 31, 2009. Income from the investment properties were $1.9 million for the quarter ended March 31, 2010 a $0.9 million, or 32%, decrease from $2.8 million for the quarter ended March 31, 2009. Revenues at corporate decreased $0.2 million in the quarter ended March 31, 2010 from the quarter ended March 31, 2009.

Operating Expenses. Total operating expenses decreased $1.4 million, or 19%, to $6.0 million for the quarter ended March 31, 2010 from $7.4 million for the quarter ended March 31, 2009. Total operating expenses as a percentage of revenue increased to 92% for the current year quarter from 81% for the prior year quarter. Operating expenses at the Pioneer of $4.5 million decreased by $1.6 million, or 27%, from $6.1 million.

Operating Income. Consolidated operating income for the quarter ended March 31, 2010 was $0.5 million, a decrease of $1.2 million, or 71%, from $1.7 million for the quarter ended March 31, 2009. The decrease was due to the aforementioned changes in net operating revenues and operating expenses. Operating income at the investment properties for the quarter ended March 31, 2010 was $1.3 million, a decrease of $0.8 million, or 38%, from $2.1 million in the quarter ended March 31, 2009. Operating income was unchanged at $0.1 million, in both quarters at the Pioneer. The operating loss at corporate increased by approximately $0.4 million to $0.9 million from an operating loss of $0.5 million in the prior year.

Interest Expense. Consolidated interest expense for the quarter ended March 31, 2010 was $1.1 million, a decrease of $0.1 million, or 12%, from $1.2 million for the quarter ended March 31, 2009.

Interest and Other Income. Consolidated interest and other income for the quarter ended March 31, 2010 was approximately $0.5 million, a $0.4 million, or 400% increase compared to $0.1 million for the quarter ended March 31, 2009.

Federal Income Tax. The Company recorded a combined federal income tax expense on continuing and discontinued operations of $0.2 million for the quarter ended March 31, 2010 compared to $0.3 million for the quarter ended March 31, 2009 based on statutory income tax rates.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer decreased $1.6 million, or 26%, to $4.6 million in the quarter ended March 31, 2010 from $6.2 million in the quarter ended March 31, 2009.

Casino revenues for the quarter ended March 31, 2010 were $3.5 million, a decrease of approximately $1.3 million, or 26%, compared to $4.8 million in the quarter ended March 31, 2009. Slot and video poker revenues were $3.2 million, a decrease of $1.1 million, or 25%, compared to $4.3 million in the quarter ended March 31, 2009. Management believes this decrease was a result of increased competition from other local casinos combined with the economic climate. Other gaming revenues, including table games for the quarter ended March 31, 2010 were $0.3 million, a decrease of $0.2 million, or 40%, compared to $0.5 million for the quarter ended March 31, 2009.

Hotel revenues were $0.4 million in each of the quarters ended March 31, 2010 and 2009. Food and beverage revenues for the quarter ended March 31, 2010 were $1.2 million, a decrease of $0.4 million or 25% compared to $1.6 million for the quarter ended March 31, 2009. Other revenues were $0.3 million in each of the quarters ended March 31, 2010 and 2009.

Operating Expenses. Operating expenses decreased by $1.6 million, or 26%, to $4.5 million in the quarter ended March 31, 2010 from $6.1 million in the quarter ended March 31, 2009. Operating expenses as a percentage of revenue remained unchanged at 98%.

Casino expenses were $2.0 million, a decrease of $0.8 million, or 29% from $2.8 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues decreased to 57% from 58%.

Hotel expenses were $0.1 million, a decrease of approximately $0.1 million, or 50% from $0.2 million in the quarter ended March 31, 2009. Hotel expenses as a percentage of hotel revenues decreased to 25% from 50%. Food and beverage expenses were $0.7 million, a decrease of $0.3 million, or 30% from $1.0 million in prior year quarter. Food and beverage expenses as a percentage of food and beverage revenues decreased to 58% from 63%. Other expenses were approximately $0.1 million, a decrease of approximately $0.1 million, or 50%, from $0.2 million. Other expenses as a percentage of other revenues decreased to 33% from 67%.

Selling, general and administrative expenses were $0.6 million, a decrease of $0.4 million, or 40%, compared to $1.0 million. Selling, general and administrative expenses as a percentage of revenues decreased to 13% from 16%. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were $0.7 million, a decrease of approximately $0.1 million, or 13%, compared to $0.8 million. Utilities and property expenses as a percentage of revenues increased to 15% from 13%. Depreciation and amortization expenses were $0.1 million, a decrease of approximately $0.1 million or 50%, from $0.2 million.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s fiscal year contractual obligations and commitments as of March 31, 2010 (for the six-month period ending September 30, 2010 and for the fiscal years ending September 30, 2011, 2012, 2013, 2014, 2015 and thereafter.) (amounts in thousands):

	Payments Due By Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
Continuing Operations
Nonrecourse debt:
Dorchester	$0	$0	$0	$0	$0	$31,199	$31,199
Long-term debt:
Mortgage obligation	7,867	0	0	0	0	0	7,867
Operating leases:
Ground lease	191	383	383	383	383	24,530	26,253
Corporate offices	28	0	0	0	0	0	28

Total Continuing Operations	$8,086	$383	$383	$383	$383	$55,729	$65,347

Discontinued Operations
Gaithersburg	$1,641	$3,573	$3,987	$4,448	$25,107	$0	$38,756

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Nonrecourse debt - $1.9 million (2010), $3.8 million (2011), $3.8 million (2012), $3.8 million (2013), $3.8 million (2014) and $21.9 million (2015 and thereafter); (ii) Long-term debt - $0.2 million (2010), $0.0 million (2011), $0.0 million (2012), $0.0 million (2013) $0.0 million (2014), and $0.0 million (2015 and thereafter); (iii) Discontinued operations - $1.4 million (2010), $2.5 million (2011), $2.3 million (2012), $2.0 million (2013) $1.0 million (2014), and $0.0 million (2015 and thereafter).

The Company has no significant purchase commitments or obligations other than those included in the above schedule.

The Company’s ability to service its contractual obligations and commitments, other than the nonrecourse debt, will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which factors are beyond the Company’s control. In addition, the Company will be dependent on the continued ability of the tenants in the rental property in the Dorchester Section of Boston, Massachusetts, and the property held for sale in Gaithersburg, Maryland, to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s nonrecourse debt obligations related to the properties.

Liquidity and Capital Resources

Mortgage Note Obligation. The Company’s wholly owned subsidiary, SLVC, secured and maintains a $15.0 million line of credit loan granted by a Nevada bank. The loan and promissory note, secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Property”), are for a period of one year commencing November 15, 2009, and ending November 14,

2010. The line of credit loan is revolving and is subject to additional lending requirements. The line of credit loan in the amount of $7.9 million at the end of the fiscal year is reported as a current liability. The initial advance under the line of credit loan was used to pay in full the previous line of credit loan secured by the Property. The SLVC line of credit loan is guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and by Suzanne Lowden, Secretary/Treasurer of SLVC.

As of March 31, 2010, the Company held cash and cash equivalents of approximately $20.9 million compared to $31.6 million at September 30, 2009. The Company had $10.9 million in investment in marketable securities at March 31, 2010 compared to $6.0 million at September 30, 2009. The rental properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

Cash Flows from (Used in) Operating Activities. The Company’s cash used for operating activities was $3.0 million for the six months ended March 31, 2010 as compared to $0.1 million provided by operating activities for the six months ended March 31, 2009.

Cash Flows Used in Investing Activities. Cash used in investing activities was $4.5 million for the six months ended March 31, 2010, as compared to $1.6 million in the six months ended March 31, 2009. In the current six-month period, the Company received $2.4 million from the sale of marketable securities offset by $0.1 million in capital expenditures and $6.8 million for the purchase of marketable securities. In the prior six-month period, the Company received $2.3 million from the sale of marketable securities offset by $1.2 million in capital expenditures and $2.8 million for the purchase of marketable securities.

Cash Used in Financing Activities. Cash used in financing activities was $4.0 million for the six months ended March 31, 2010 as compared to $1.3 million for the six months ended March 31, 2008. In the current six-month period, the Company used $4.0 million for the purchase of Treasury Stock. In the prior six-month period, the Company used $1.1 million to make debt payments, and $0.2 million for the purchase of Treasury Stock.

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

Pioneer

Pioneer’s principal uses of cash are for payments of slot machine debt obligations, ground lease rent and capital expenditures to maintain the facility. The Company has implemented changes in personnel and promotional programs and installed new slot equipment to address the decreases in revenues and operating income. One of management’s main focuses is to recapture market share in the Laughlin market. Management, however, can give no assurance that market share will be recaptured in the Laughlin market since its competition in the market typically has greater capital resources than does the Pioneer.

Payments of rent were approximately $0.3 million and $0.2 million for the six-month periods ended March 31, 2010 and 2009 respectively. Capital expenditures to maintain the facility in fiscal 2010 are expected to be less than $1.0 million.

Property Held for Sale

The property in Gaithersburg, Maryland is located on 51.57 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Gaithersburg, Maryland, property is under contract to be sold. See Note 6, Purchase and Sale Agreement of Gaithersburg Property.

Rental Properties Held for Investment

The Company acquired rental property in the Dorchester Section of Boston, Massachusetts in March 2001. The Dorchester, Massachusetts property is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

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

Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of May 7, 2010, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the Company. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount not less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate.

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Subsequent to the Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. At the same time, the Company filed a request for certification asking the Court to certify its partial summary judgment order for immediate interlocutory appeal. The Court granted the request for certification and denied the request for entry of final judgment without prejudice. The Company filed a Petition for Permission to Appeal with the Ninth Circuit Court of Appeals and the Ninth Circuit declined to accept the matter for interlocutory review.

Recently, Plaintiffs have filed a second motion for entry of final judgment, again seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. The Company have substantively opposed that motion and has urged the Court to reconsider its August 8, 2008 order. Briefing on Plaintiffs’ second motion for entry of final judgment is not complete and no hearing date has been set on the motion.

The Company has initiated proceedings against a third-party law firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in April, 2009 and is at an early stage of resolution. The third-party has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate.

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

Effects of Inflation

The Company has been generally successful in recovering increased costs associated with inflation through price adjustments in its hotel operations. Any such future increases in costs associated with casino operations and maintenance of properties may not be completely recovered by the Company.

Private Securities Litigation Reform Act

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability, plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its nonrecourse debt, the Company has total interest-bearing debt at March 31, 2010 of approximately $7.9 million, which bears interest at a variable rate (approximately 6% at March 31, 2010). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $0.1 million change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, management believes that exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow on a historical basis as price fluctuations of these securities have not been material.

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

Our internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of the Company’s internal controls over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that the Company’s control over financial reporting was effective.

Changes in Internal Controls:

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any significant changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these internal controls as of the end of the period covered by this report.

Limitations on the Effectiveness of Internal Controls:

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation:

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of May 7, 2010, the holders of 4,259,878 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 156,699 shares have yet to be surrendered and still have the right to receive their payment due without interest.

On August 27, 2007, a group of institutional investors filed an action, in Nevada, against the Company. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount not less than $7,235,351 up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate.

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate to be unambiguous and that the redemption price should have been calculated differently. The Court has not yet issued a monetary judgment against the Company. Subsequent to the Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. At the same time, the Company filed a request for certification asking the Court to certify its partial summary judgment order for immediate interlocutory appeal. The Court granted the request for certification and denied the request for entry of final judgment without prejudice. The Company filed a Petition for Permission to Appeal with the Ninth Circuit Court of Appeals and the Ninth Circuit declined to accept the matter for interlocutory review.

Recently, Plaintiffs have filed a second motion for entry of final judgment, again seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. The Company have substantively opposed that motion and has urged the Court to reconsider its August 8, 2008 order. Briefing on Plaintiffs’ second motion for entry of final judgment is not complete and no hearing date has been set on the motion.

The Company has initiated proceedings against a third-party law firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the firm to Federal Court in April, 2009 and is at an early stage of resolution. The third-party has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate.

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

Date: May 10, 2010