Form 10-Q
period 2010-06-30
ARCHON CORP
filed 2010-08-13
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-9481

ARCHON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0304348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2200 Casino Drive, Laughlin, Nevada 89029

(Address of principal executive office and zip code)

(702) 732-9120

(Registrant’s telephone number, including area code)

4336 Losee Road, Suite 5, North Las Vegas, Nevada 89030

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,017,944	as of	August 13, 2010

ARCHON CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	September 30, 2009 Audited
ASSETS
Current assets:
Cash and cash equivalents	$14,173,633	$31,646,498
Investment in marketable securities	15,399,847	5,995,289
Accounts receivable, net	404,124	170,935
Inventories	154,805	231,689
Prepaid expenses and other	606,042	945,167
Deferred tax assets	761,367	512,695

Total current assets	31,499,818	39,502,273

Property held for sale	54,984,625	55,357,905

Property and equipment:
Rental property held for investment, net	88,248,498	89,511,868
Land used in operations	3,960,589	3,925,589
Buildings and improvements	25,704,561	25,751,045
Machinery and equipment	8,255,038	8,264,373
Accumulated depreciation	(28,490,288)	(28,103,429)

Property and equipment, net	97,678,398	99,349,446

Other assets	3,056,978	2,774,685

Total assets	$187,219,819	$196,984,309

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

	June 30, 2010 (Unaudited)	September 30, 2009 Audited
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$7,971,114	$7,866,659
Accounts payable	857,760	2,099,581
Accrued and other liabilities	2,255,104	2,722,690
Exchangeable redeemable preferred stock - unredeemed	814,897	821,259
Current liabilities – property held for sale	3,620,736	3,342,837

Total current liabilities	15,519,611	16,853,026

Long term liabilities – property held for sale	34,475,787	37,114,921
Non-recourse debt – less current portion	31,199,288	31,199,288
Deferred tax liabilities	21,505,682	21,828,674
Deferred rent income	34,266,480	36,836,466

Total liabilities	136,966,848	143,832,375

Stockholders’ equity:
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 per share liquidation value, authorized - 10,000,000 shares; none issued and outstanding	0	0
Common stock, $0.01 par value; authorized - 100,000,000 shares; issued and outstanding – 6,316,576, and 6,316,576 shares	63,166	63,166
Additional paid-in capital	63,247,158	62,982,941
Accumulated deficit	(7,849,194)	(8,737,568)
Accumulated other comprehensive loss	(1,064,905)	(1,044,883)

Sub-total	54,396,225	53,263,656
Less: Notes receivable from stockholders	(111,722)	(111,722)
Treasury stock – 298,632 and 0 common shares, at cost	(4,031,532)	0

Total stockholders’ equity	50,252,971	53,151,934

Total liabilities and stockholders’ equity	$187,219,819	$196,984,309

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Casino	$2,815,874	$3,814,896	$9,583,746	$12,759,506
Hotel	381,899	487,810	1,096,106	1,285,349
Food and beverage	1,027,374	1,515,505	3,425,678	4,472,409
Investment properties	1,910,180	2,413,481	5,703,040	7,954,243
Other	133,972	443,812	1,132,746	1,360,969

Gross revenues	6,269,299	8,675,504	20,941,316	27,832,476
Less casino promotional allowances	(660,608)	(951,046)	(2,438,645)	(3,018,179)

Net operating revenues	5,608,691	7,724,458	18,502,671	24,814,297

Operating expenses:
Casino	1,778,237	2,402,022	6,025,902	7,447,874
Hotel	187,359	224,083	466,551	586,833
Food and beverage	729,364	1,062,455	2,188,573	3,023,293
Other	80,317	136,830	244,641	520,329
Selling, general and administrative:
Corporate expenses	786,719	760,175	2,456,464	2,539,009
Other	684,475	789,660	2,105,386	2,322,500
Utilities and property expenses	936,635	1,024,250	2,861,190	2,986,598
Depreciation and amortization	592,646	621,631	1,780,408	1,936,765

Total operating expenses	5,775,752	7,021,106	18,129,115	21,363,201

Operating income (loss)	(167,061)	703,352	373,556	3,451,096

Other income and (expense):
Interest expense	(1,182,095)	(1,228,071)	(3,361,903)	(3,578,569)
Gain (loss) on sale of marketable securities	36,070	(16,520)	(31,537)	(111,509)
Interest and other income	103,515	149,953	871,848	547,053

Income (loss) before income tax expense	(1,209,571)	(391,286)	(2,148,036)	308,071
Federal income tax (expense) benefit from continuing operations	1,019,477	136,969	1,372,913	(93,231)

Income (loss) from continuing operations	(190,094)	(254,317)	(775,123)	214,840
Discontinued operations gain, net of tax expense of $178,856 and $137,611 QTD and $895,730 and $402,945 YTD, respectively	332,160	255,563	1,663,497	748,327

Net income	$142,066	$1,246	$888,374	$963,167

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Average common shares outstanding	6,316,576	6,370,176	6,316,576	6,356,510

Average common and common equivalent shares outstanding	6,316,576	6,370,176	6,316,576	6,356,510

Income (loss) from continuing operations per common share
Net basic income (loss) per common share	$(0.03)	$(0.04)	$(0.12)	$0.03

Diluted income (loss) per common share	$(0.03)	$(0.04)	$(0.12)	$0.03

Discontinued operations per share
Net basic income per common share	$0.05	$0.04	$0.26	0.12

Diluted income per common share	$0.05	$0.04	$0.26	0.12

Income per common share
Net basic income per common share	$0.02	$0.00	$0.14	$0.15

Diluted income per common share	$0.02	$0.00	$0.14	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net income	$142,066	$1,246	$888,374	$963,167
Unrealized gain (loss) on marketable securities, net of income taxes	(270,964)	480,477	(20,022)	(1,276,728)

Comprehensive income (loss)	$(128,898)	$481,723	$868,352	$(313,561)

The accompanying notes are an integral part of these consolidated financial statements.

Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended June 30, 2010

(Unaudited)

	Preferred Stock $	Common Stock	Common Stock $	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehen- sive Income (Loss)	Notes Receivable From Stockholders	Treasury Stock	Total
Balances, October 1, 2009	$0	6,316,576	$63,166	$62,982,941	$(8,737,568)	$(1,044,883)	$(111,722)	$0	$53,151,934
Net income					888,374				888,374
Additional Paid-In Capital				264,217					264,217
Purchase of treasury stock								(4,031,532)	(4,031,532)
Unrealized gain on marketable securities						(20,022)			(20,022)

Balances, June 30, 2010	$0	6,316,576	$63,166	$63,247,158	$(7,849,194)	$(1,064,905)	$(111,722)	$(4,031,532)	$50,252,971

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$888,374	$963,167
Discontinued operations, net of tax effect	(1,663,497)	(748,327)

Net income (loss) from continuing operations -	(775,123)	214,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,780,408	1,936,765
Interest expense from amortization of debt issuance costs	275,524	355,679
Loss on sale of marketable securities	31,537	111,509
Change in assets and liabilities:
Accounts receivable	(233,189)	(404,110)
Inventories	76,884	93,794
Prepaid expenses and other	339,125	471,588
Deferred income taxes	(1,456,613)	496,176
Other assets	(557,817)	85,617
Accounts payable	(1,241,821)	(1,002,782)
Interest payable	0	(8,539)
Accrued expenses and other current liabilities	(203,369)	(1,152,382)
Other liabilities	(2,569,986)	(2,227,088)

Net cash used in operating activities	(4,534,440)	(1,028,933)

Cash flows from investing activities:
Capital expenditures	(109,360)	(1,232,312)
Marketable securities purchased	(12,215,169)	(2,779,199)
Marketable securities sold or redeemed	2,748,271	1,949,641

Net cash used in investing activities	(9,576,258)	(2,061,870)

Cash flows from financing activities:
Proceeds from line of credit	104,455	0
Payments on debt and obligation under capital lease	0	(946,127)
Common stock purchased and retired	(4,031,532)	(230,259)
Preferred stock redeemed and retired	(6,362)	(13,086)

Net cash used in financing activities	(3,933,439)	(1,189,472)

Cash flows from discontinued operations	571,272	5,420

Decrease in cash and cash equivalents	(17,472,865)	(4,274,855)
Cash and cash equivalents, beginning of period	31,646,498	37,973,564

Cash and cash equivalents, end of period	$14,173,633	$33,698,709

The accompanying notes are an integral part of these consolidated financial statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended June 30, 2010, and 2009

1. BASIS OF PRESENTATION AND GENERAL INFORMATION

The primary business operations of Archon Corporation (the “Company” or “Archon”) are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, currently rented. It also owns rental properties in the Dorchester section of Boston, Massachusetts and in Gaithersburg, Maryland which are both currently rented.

The consolidated financial statements included herein have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations under Regulation S-X of the SEC; management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results for the interim periods have been made. The results for the current three and nine month periods ended June 30, 2010, are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, from which the balance sheet information as of that date is derived.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts. Actual results may differ from estimates.

Income (Loss) Per Common Share. The Company computes net income (loss) per share in accordance with FASB ASC 260-10, Earnings per Share. FASB ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Dilutive stock options of approximately 741,000 were not included in calculations of diluted income per common share for the three months and nine months ended June 30, 2010, as the options were out of the money and, therefore, would be anti-dilutive.

Uninsured Deposits. At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits, and the risk of losses related to such concentrations of bank deposits may be increasing as a result of economic developments affecting financial institutions.

Investment in Marketable Securities. Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at June 30, 2010 includes investments in corporate bonds.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

Equity securities available-for-sale are reported at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized and unrealized gains and losses are determined by the specific identification method. At June 30, 2010, investments in equity securities available-for-sale included shares of common and preferred stocks.

Included in “Gain (loss) on sale of marketable securities” on the consolidated statements of operations are approximately $36,070 of realized gains and $16,520 of realized losses for the three months ended June 30, 2010 and 2009, respectively. The Company recorded approximately $(0.3) million and $0.5 million and $(0.02) million and $(1.3) million of other comprehensive gain (loss), net of tax effect, associated with unrealized losses on these investments during the three and nine months ended June 30, 2010 and 2009, respectively. Through June 30, 2010, the Company experienced a year-to-date $30,802 further decline in the value of these investments.

The following is a summary of available-for-sale marketable securities as of June 30, 2010 and September 30, 2009 (amounts in thousands):

	6/30/2010
	Cost	Unrealized Gain	Unrealized Losses	Market or Fair Value
Debt securities	$8,994	$217	$(28)	$9,183
Equity securities	8,044	288	(2,115)	6,217

Total	$17,038	$505	$(2,143)	$15,400

	9/30/2009
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Debt securities	$3,261	$231	$(20)	$3,472
Equity securities	4,342	228	(2,047)	2,523

Total	$7,603	$459	$(2,067)	$5,995

The following is a summary of the net unrealized gains and losses as presented in accumulated Other Comprehensive Income as of June 30, 2010 and September 30, 2009, respectively (amounts in thousands):

	6/30/2010
Description	Unrealized Gains	Unrealized (Losses) Short Term	(Unrealized Losses) Long Term	Deferred Taxes (Benefit)	Accrued Other Comprehensive Income (Loss)
Debt Securities	$217	$(23)	$(6)	$66	$122
Equity Securities	288	(447)	(1,667)	(639)	(1,187)

Total	$505	$(470)	$(1,673)	$(573)	$(1,065)

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

	9/30/2009
Description	Unrealized Gains	Unrealized (Losses) Short Term	(Unrealized Losses) Long Term	Deferred Taxes (Benefit)	Accrued Other Comprehensive Income (Loss)
Debt Securities	$231	$(1)	$(19)	$74	$137
Equity Securities	228	(464)	(1,583)	(637)	(1,182)

Total	$459	$(465)	$(1,602)	$(563)	$(1,045)

The Company recorded the combined total of unrealized gains and (losses) shown in the above table, on the balance sheet as $1.1 million or 65% as retained earnings – other comprehensive loss, and $0.6 million or 35% as deferred income taxes.

The following is a summary of the proceeds from the sale of marketable securities and the gains or losses reclassified from Other Comprehensive Income (“OCI”) as of June 30, 2010 and 2009 (amounts in thousands):

	6/30/2010
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss Reclassified From OCI
Debt securities	$0	$0	$0	$0
Equity securities	2,748	53	(17)	36

Total	$2,748	$53	$(17)	$36

	06/30/2009
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss Reclassified From OCI
Debt securities	$0	$0	$0	$0
Equity securities	1,950	10	(27)	(17)

Total	$1,950	$10	$(27)	$(17)

Revenue Recognition. Casino revenue is recorded as gaming wins less losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as the services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.1 million for the three months ended June 30, 2010 and 2009, have been recognized as a direct reduction of casino revenue.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer. Revenues include the retail amount of room, food, beverage and other services provided gratuitously to customers totaling $2.4 million and $3.0 million for the nine months ended June 30, 2010 and 2009, respectively. The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense of each department granting complimentary services. The table below summarizes the departments’ costs of such services (amounts in thousands):

	6/30/2010	6/30/2009
Food and beverage	$2,145	$2,774
Hotel	301	383
Other	4	10

Total	$2,450	$3,167

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

Concentrations of revenue by segment as of June 30, 2010 and 2009 follows (dollars in thousands)

	6/30/2010
Pioneer	$12,189	66%

Rental properties held for investment	$5,704	31%

Other and eliminations	$610	3%

	6/30/2009
Pioneer	$16,110	65%

Rental properties held for investment	$7,954	32%

Other and eliminations	$750	3%

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

Other minor reclassifications were made throughout the remaining schedules, all without any change to the overall total numbers

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

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

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year royalty license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2011 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through September 30, 2009, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs were expended during the nine-month periods ended June 30, 2010. No royalties were paid to the patentholder during the periods referenced above.

4. PURCHASE AND SALE AGREEMENT OF GAITHERSBURG PROPERTY

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon (the “Gaithersburg Property”), located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Property will be seventy-six million three hundred forty thousand dollars ($76,340,000). The Agreement provided the County with a 90-day feasibility period during which the County determined that the Property is suitable for its intended use, and the County will now proceed to close escrow by notifying the Company of the closing date, which date may be no sooner than 90 days from the date of notice and no later than April 30, 2014.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Property until the earlier of (i) completion of its purchase of the Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2,125,000, $1,725,000 of which was paid on October 1, 2009, with the balance of $400,000 being paid on July 1, 2010. Due to the pending sale of this property, the related results of operations have been reported as discontinued operations.

Assets Held For Sale. The Company reviewed the guidance provided by FASB ASC 360-10-45-11, and thus has classified the assets associated to the Gaithersburg Property as held for sale. The following table summarizes the asset components classified as held for sale as of June 30, 2010 and September 30, 2009 (amounts in thousands):

	6/30/2010	9/30/2009
Gaithersburg - Warehouse:
Loan Issue Costs	$774	$929
Deferred Rent	2,464	2,683
Land	23,000	23,000
Buildings & Improvements	36,600	36,600
Machinery & Equipment	3,000	3,000
Allowance for depreciation	(10,854)	(10,854)

Total	$54,984	$55,358

Liabilities On Assets Held For Sale. The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014 and the building is subject to acquisition by the County before that date. The Company anticipates that the future tenant payments related to the net leases will be sufficient to fund required payments under the first mortgage notes and IRC Section 467 debt. The principal balance due as of June 30, 2010 and September 30, 2009 was $38.0 million and $40.0 million, respectively. The following debt table is related to assets held for sale (amounts in thousands):

	6/30/2010	9/30/2009
Interest payable	$148	$157
Current portion of debt	3,473	3,186

Total current liability	3,621	3,343
Long-term debt less current portion	34,476	37,115

Total	$38,097	$40,458

Discontinued Operations. As a result of the pending sale of the Gaithersburg Property, the result of operations related to the Gaithersburg Property has been reflected as discontinued operations. The prior year result of operations of this Property has also been reclassified and discontinued for comparative purposes.

The Gaithersburg Property in Gaithersburg, Maryland, is a building used for commercial office space. The Gaithersburg Property is under a net lease through 2014 with a single tenant. Under the lease, the tenant is responsible for substantially all obligations related to the Property. The Gaithersburg Property

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements. The expenses incurred to acquire the Property (approximately $2.7 million) are recorded in other assets in the accompanying Consolidated Balance Sheets and are being amortized over the remaining loan period.

5. OPEN MARKET PURCHASES OF COMPANY COMMON STOCK

During the fiscal years 2009 and 2010, the Company determined that as a result of the current difficult economic conditions and in light of low interest rates being paid on its deposit of surplus funds, that open market purchase(s) of the Company’s own shares, up to 5.0% of its outstanding common stock and 225,000 shares, respectively, represented a desirable use of its available and surplus cash.

In December 2008 and June 2010, the Board of Directors of the Company approved the Company’s adoption of plans, effective January 5, 2009 and June 30, 2010, for the Company to make periodic and ongoing open market purchases of up to 5.0% of its own common stock (up to 319,539 shares of common stock) and 225,000 shares, respectively, in accordance with Rule 10b-18 (the “Rule”) of the Rules and Regulations Promulgated Under The Securities Exchange Act Of 1934 (the “Act”), and, more specifically, in accordance with SEC Release No. 33-8335 (the “Release”). The Release is a ‘safe harbor’ and approved method to make open market purchases of a company’s own common stock in compliance with the Rule without those purchases being deemed manipulative under the Act.

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

On January 8, 2010, the Company purchased a grouping of shares of common stock of the Company sufficient to cause it to effectively reach the maximum shares allotted to be purchased pursuant to the Rule and Release referenced above (when combined with prior program purchases since December 2008). As a result, the Company, on January 13, 2010, announced the close of the common stock purchase program with an effective date of January 5, 2010.

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

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

The table below summarizes the Company’s buy back of its common stock for the last 12-month period ended June 30, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning balance				316,215
January 2009	3,996	$27.83	3,996	312,219
February 2009	4,590	16.96	8,586	307,629
March 2009	7,150	16.60	15,736	300,479
April 2009	0	0	15,736	300,479
May 2009	0	0	15,736	300,479
June 2009	0	0	15,736	300,479
July 2009	0	0	15,736	300,479
August 2009	0	0	15,736	300,479
September 2009	0	0	15,736	300,479
October 2009	0	0	15,736	300,479
November 2009	0	0	15,736	300,479
December 2009	0	0	15,736	300,479
January 2010	298,632	13.50	314,368	1,847
February 2010	0	0	314,368	1,847
March 2010	0	0	314,368	1,847
April 2010	0	0	314,368	1,847
May 2010	0	0	314,368	1,847
June 2010	0	0	314,368	225,000

Ending balance	314,368	$13.80	314,368	225,000

6. REDEMPTION OF THE COMPANY’S PREFERRED STOCK AND REDEMPTION PRICE DISPUTES

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of August 13, 2010, the holders of 4,261,092 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 155,485 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of June 30, 2010 and September 30, 2009, exchangeable redeemable preferred stock –unredeemed was $814,897 and $821,259, respectively.

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

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

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

Recently, Plaintiffs have filed a second motion for entry of final judgment, again seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. The Company has substantively opposed that motion and has urged the Court to reconsider its August 8, 2008 order. Briefing on Plaintiffs’ second motion for entry of final judgment has been completed and a hearing was held before the Court and the parties are awaiting a ruling.

The Company has initiated proceedings against a third-party law firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the defendant law firm to Federal Court in April, 2009 and is at an early stage of resolution. The defendant law firm has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the defendant law firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate.

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

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of these lawsuits and, therefore, has made no provision in the financial statements for liability related to these cases.

7. STOCK-BASED COMPENSATION

The Company’s Stock Option Plan (“Plan”) provides for the grant of up to 1.4 million shares of its common stock to key employees. The Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. During the nine-month period ended June 30, 2010 and 2009, zero options were granted. As of June 30, 2010 and 2009, there were approximately 741,500 options, outstanding and exercisable under the Plan. During the third quarters ended June 30, 2010 and 2009, no options were exercised.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 7.5 years. The average exercise price of the outstanding options at June 30, 2010 is approximately $28.09.

In December 2008, the Company’s Board of Directors authorized and the shareholders approved at the June 15, 2009 annual meeting, an increase of 250,000 shares in the number of shares available for grant under the Plan.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of June 30, 2010, no options have been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the nine months ended June 30, 2010 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2009:	742	$28.09	8.3 yrs.	$(12,457)
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A

Options outstanding at June 30, 2010	742	$28.09	6.5 yrs.	$11,901

Exercisable at June 30, 2010	742	$28.09	6.5 yrs.	$11,901

As of June 30, 2010, there was no unrecognized compensation cost related to unvested stock options.

8. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information for the nine-month periods ended June 30, 2010 and 2009, respectively, is presented below (amounts in thousands).

	6/30/2010	6/30/2009
Operating activities:
Cash paid during the period for interest	$5,320	$5,978

Non cash:
Unrealized losses on securities	$(31)	(1,964)

Adjustment to redeemable preferred	$0	$139

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

9. SEGMENT INFORMATION

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

Set forth below is the unaudited financial information for the segments in which the Company operates for the three-month and nine-month periods ended June 30, 2010 and 2009 (amounts in thousands).

	Three Months Ended June 30,
	2010	2009
Pioneer Hotel / Casino:
Net operating revenues	$3,671	$5,021
Operating loss	(615)	(813)
Depreciation and amortization	135	163
Interest expense	104	336
Interest and other income	0	1
Loss before income taxes	(719)	(1,148)
Capital expenditures / transfers	20	45

Rental Properties Held for Investment:
Net operating revenues	$1,910	$2,413
Operating income	1,279	1,795
Depreciation and amortization	421	421
Interest expense	1,078	955
Interest and other income	0	2
Income before income taxes	201	842
Capital expenditures / transfers	0	0

Property Held for Sale:
Net operating revenues	$0	$0
Operating income	0	0
Depreciation and amortization	0	0
Interest expense	0	0
Interest and other income	0	0
Discontinued operations, net of tax	332	256
Capital expenditures / transfers	0	0

Other and Eliminations:
Net operating revenues	$28	$290
Operating loss	(831)	(278)
Depreciation and amortization	37	38
Interest expense	0	(63)
Interest and other income	104	147
Loss before income taxes	(692)	(85)
Capital expenditures / transfers	0	0

Total:
Net operating revenues	$5,609	$7,724
Operating income (loss)	(167)	703
Depreciation and amortization	593	622
Interest expense	1,182	1,228
Interest and other income	104	150
Loss before income taxes	(1,210)	(391)
Discontinued operations, net of tax	332	256
Capital expenditures / transfers	20	45

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

	Nine Months Ended June 30,
	2010	2009
Pioneer Hotel / Casino:
Net operating revenues	$12,189	$16,110
Operating loss	(1,378)	(1,404)
Depreciation and amortization	407	561
Interest expense	104	854
Interest and other income	53	5
Loss before income taxes	(1,430)	(2,253)
Capital expenditures / transfers	79	1,218
Identifiable assets (1)	11,777	16,491

Rental Properties Held for Investment:
Net operating revenues	$5,704	$7,954
Operating income	3,798	6,106
Depreciation and amortization	1,264	1,264
Interest expense	3,255	2,866
Interest and other income	5	34
Income before income taxes	547	3,274
Capital expenditures / transfers	0	0
Identifiable assets (1)	88,762	91,046

Property Held for Sale:
Net operating revenues	$0	$0
Operating income	0	0
Depreciation and amortization	0	0
Interest expense	0	0
Interest and other income	0	0
Discontinued operations, net of tax	1,663	748
Capital expenditures / transfers	0	0
Identifiable assets (1)	55,149	55,926

Other and Eliminations:
Net operating revenues	$610	$750
Operating loss	(2,046)	(1,251)
Depreciation and amortization	109	112
Interest expense	3	(141)
Interest and other income	814	508
Loss before income taxes	(1,265)	(713)
Capital expenditures / transfers	0	15
Identifiable assets (1)	31,532	39,220

Total:
Net operating revenues	$18,503	$24,814
Operating income	374	3,451
Depreciation and amortization	1,780	1,937
Interest expense	3,362	3,579
Interest and other income	872	547
Income (loss) before income taxes	(2,148)	308
Discontinued operations, net of tax	1,663	748
Capital expenditures / transfers	79	1,233
Identifiable assets (1)	187,220	202,683

(1)	Identifiable assets represent total assets less elimination for intercompany items.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Nine Months Ended June 30, 2010, and 2009

10. SUBSEQUENT EVENTS

On July 1, 2010, the Company paid $3.0 million including interest due on its line of credit to bring the outstanding balance to $5.0 million.

On July 1, 2010, the Company received $0.4 million which was due on that day from GXS related to the sale agreement for the Gaithersburg Property.

On July 23, 2010, Mr. Christopher Lowden, the son of Mr. Paul W. Lowden, CEO, paid off his portion of the note receivable from stockholders in the amount of $53,881 including interest due.

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

The Pioneer has experienced a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the increase in the number of casino properties on Native American lands in such nearby locations as California and Arizona within the last decade has caused revenue declines. In response, the Company has focused on market definition and development in the local Laughlin area to maintain profitability. Unexpectedly difficult economic conditions impacting customers, including relatively high fuel costs, has significantly reduced disposable income, and limited customer travel and gaming activity. Management believes Laughlin is a mature market with marginal growth forecasted for the next few years based on its current development plans. Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, or until the current economic conditions and trends begin to materially improve.

The Company also owns rental properties on the East Coast and on the Las Vegas Strip, but revenues from these rental properties are used to meet their related mortgages and thus do not contribute significant net cash flow to the Company.

Property Held for Sale

During fiscal year 2001, the Company acquired certain properties as part of an IRS Section 1031 exchange. The property held for sale is located in Gaithersburg, Maryland (the “Gaithersburg Property”). The Company acquired the Gaithersburg Property and nonrecourse debt associated with the Gaithersburg Property which is subject to a long-term lease. A tenant remits payment to the bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $5.6 million annually and will remain at this level until approximately 2014 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings on the Gaithersburg Property are no longer being depreciated subsequent to the classification being changed from a rental property held for investment to a property held for sale. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the term of the lease and debt amortization, the fair market value of the Gaithersburg Property may be different from its book values. Interest is presently being expensed at approximately $2.9 million annually and will decrease in relation to debt principal reductions through 2014 or until the asset is sold, otherwise disposed of or becomes impaired.

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon comprising the Gaithersburg Property, located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Gaithersburg Property will be seventy-six million three hundred forty thousand dollars ($76,340,000). The Agreement provided the County with a 90-day feasibility period during which the County determined that the Gaithersburg Property is suitable for its intended use, and the County will now proceed to close escrow by notifying the Company of the closing date, which date may be no sooner than 90 days from the date of notice and no later than April 30, 2014.

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Gaithersburg Property until the earlier of (i) completion of its purchase of the Gaithersburg Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2,125,000, $1,725,000 of which was paid on October 1, 2009, with the balance of $400,000 being paid on July 1, 2010. Due to the pending sale of the Gaithersburg Property, the related results of operations have been reported as discontinued operations. See Notes to Consolidated Financial Statements, Note 4, Sale of Gaithersburg Property

Rental Properties Held for Investment

During fiscal year 2001, the Company acquired certain rental property as part of an IRS Section 1031 exchange. The rental property is located in the Dorchester section of Boston, Massachusetts (the “Dorchester Property”). The Company acquired the Dorchester Property with improvements and nonrecourse debt associated with the Dorchester Property which is subject to a long-term lease. A tenant remits payments to a bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $6.7 million annually and will remain at this level until approximately 2020 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings on the Dorchester Property are also being depreciated on a straight-line basis and the depreciation expense is approximately $1.7 million annually and will remain at this level until approximately 2041 or until the asset is sold, otherwise disposed of or becomes impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the term of the lease and debt amortization, the fair market values of the Dorchester Property may be different from its book value. Interest is presently being expensed at approximately $4.5 million annually and will decrease in relation to debt principal reductions through 2020 or until the asset is sold, otherwise disposed of or becomes impaired.

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Strip Property”) located on the east side of Las Vegas Boulevard South, to the south of Sahara Avenue. The Company presently leases the Strip Property to three different lessees for an aggregate amount of $35,000 per month. The leases may be terminated in the event the Strip Property is sold or developed by the Company.

On December 22, 2008, SLVC, entered into an Option Agreement with Las Vegas Towers, LLC (“LVT”), a Delaware limited liability company, in which SLVC granted LVT an option to purchase SLVC’s approximately 27-acre parcel of land located at 2600 Las Vegas Boulevard South, Las Vegas, Nevada.

The Option Agreement designated the purchase price to acquire the land at $618.0 million.

Simultaneous with the execution of the Option Agreement, SLVC executed a Contingent Warrant (the “Warrant”) to Purchase Series A Preferred Stock (the “Preferred Stock”), entitling LVT to purchase 60,000 shares of Series A Preferred Stock of SLVC upon terms and conditions set forth in the Warrant. The designation and amount of the Preferred Stock as well as the powers, preferences and relative, participating, optional and other special rights of the shares of the series of this Preferred Stock and the qualifications, limitations or restrictions thereof are set forth in the Certificate of Designation, Preferences and Rights of the Series A Preferred Stock also dated December 22, 2008. Had LVT exercised the Warrant prior to its expiration on April 1, 2009, the Option Agreement would have remained valid until March 31, 2010. LVT failed to exercise the Warrant before its expiration, and the Option Agreement terminated on March 31, 2009.

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

Revenue Recognition: Casino revenue is recorded as gaming wins minus losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as the services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50 Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.1 million and $0.2 million for the quarters ended March 31, 2010 and 2009, respectively, have been recognized as a direct reduction of casino revenue.

Advance deposits on hotel rooms, if any, are recorded as deferred revenue until services are provided to the customer. Hotel, food and beverage revenues are recognized as the services are performed.

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

Results of Operations – Nine Months Ended June 30, 2010 and 2009

General

During the nine months ended June 30, 2010, the Company’s net operating revenues decreased $6.3 million and operating expenses decreased $3.2 million, resulting in a decrease in operating income of $3.1 million from the nine months ended June 30, 2009. The change in operating results was primarily due to a decrease in revenues at the investment properties. The operating results at the Pioneer and the rental properties were unchanged.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the nine months ended June 30, 2010 were $18.5 million, a $6.3 million decrease or 25%, as compared to $24.8 million for the nine months ended June 30, 2009. The change in net operating revenues was primarily related to lower revenues at the Pioneer and the investment properties. Revenues at the Pioneer for the nine months ended June 30, 2010 were $12.2 million, a $3.9 million decrease or 24%, as compared to $16.1 million for the nine months ended June 30, 2009. Revenues from the investment properties for the nine months ended June 30, 2010 were $5.7 million, a $2.3 million decrease or 29%, as compared to $8.0 million for the nine months ended June 30, 2009. Revenues at corporate for the nine months ended June 30, 2010 decreased $0.1 million as compared to the nine months ended June 30, 2009.

Operating Expenses. Total operating expenses for the nine months ended June 30, 2010 were $18.1 million, a $3.2 million decrease or 15%, as compared to $21.3 million for the nine months ended June 30, 2009. The change in operating expenses resulted from an increase in corporate expense of $0.7 million, combined with a $3.9 million reduction in operating expenses at the Pioneer. Total operating expenses as a percentage of revenue increased to 98% in the current year period from 86% in the prior year period, as a result of the revenues reducing more than the operating expenses. Operating expenses at the Pioneer for the nine months ended June 30, 2010 were $13.6 million, a $3.9 million decrease or 22%, as compared to $17.5 million for the nine months ended June 30, 2009.

Operating Income. Consolidated operating income for the nine months ended June 30, 2010 was approximately $0.4 million, a $3.1 million decrease or 89%, as compared to approximately $3.5 million for the nine months ended June 30, 2009. This decrease was due to the aforementioned change in corporate and Pioneer operating income and expenses. Operating income at the Dorchester Property and the Strip Property decreased by $2.3 million to $3.8 million for the nine months ended June 30, 2010. Operating loss at the Pioneer remained unchanged at $1.4 million for the nine months ended June 30, 2010. The operating loss at corporate increased by $0.8 million to $2.0 million for the nine months ended June 30, 2010.

Interest Expense. Consolidated interest expense for the nine months ended June 30, 2010 was $3.4 million, a $0.2 million decrease or 6%, as compared to $3.6 million for the nine months ended June 30, 2009. The decrease was primarily due to the reduction of nonrecourse debt associated with the rental properties.

Interest and Other Income. Consolidated interest and other income for the nine months ended June 30, 2010 was $0.9 million, a $0.4 million increase or 80%, as compared to $0.5 million for the nine months ended June 30, 2009. The decrease was primarily due to the decrease in cash flows from operating and investing activities.

Federal Income Tax. The Company recorded a net federal income tax benefit for the nine months ended June 30, 2010 of $0.5 million based on estimated annual effective rates. The Company recorded a net federal income tax expense of $0.5 million for the nine months ended June 30, 2009. These net taxes are a combination of the federal income tax on both continuing and discontinued operations.

Net Income (Loss) Applicable to Common Shares. Consolidated net income attributable to common shares for the nine months ended June 30, 2010 was $0.9 million, or $0.14 per common share, as compared to net income attributable to common shares of $1.0 million, or $0.15 per common share, for the nine months ended June 30, 2009.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer for the nine months ended June 30, 2010 were $12.2 million, a $3.9 million decrease or 24%, as compared to $16.1 million for the nine months ended June 30, 2009 primarily due to the reasons set forth below.

Casino revenues for the nine months ended June 30, 2010 were $9.6 million, a $3.2 million decrease or 25%, as compared to $12.8 million for the nine months ended June 30, 2009. Slot and video poker revenues for the nine months ended June 30, 2010 were $8.8 million, a $2.7 million decrease or 23%, as compared to $11.5 million for the nine months ended June 30, 2009. Other gaming revenues, including table games for the nine months ended June 30, 2010 were $0.8 million, a $0.5 million decrease or 38%, as compared to $1.3 million for the nine months ended June 30, 2009. Casino promotional allowances were $2.4 million compared to $3.0 million, a decrease of $0.6 million.

Hotel revenues for the nine months ended June 30, 2010 were $1.1 million, a $0.2 million decrease or 15%, as compared to $1.3 million for the nine months ended June 30, 2009. A decrease in rooms occupied was compounded by a decrease in the average room rate. Food and beverage revenues for the nine months ended June 30, 2010 were $3.4 million, a $1.1 million decrease or 24%, as compared to $4.5 million for the nine months ended June 30, 2009. Other revenues for the nine months ended June 30, 2010 were $0.5 million, a $0.1 million decrease or 17%, as compared to $0.6 million for the nine months ended June 30, 2009.

Operating Expenses. Operating expenses for the nine months ended June 30, 2010 were $13.6 million a $3.9 million decrease or 22%, from $17.5 million for the nine months ended June 30, 2009. The decrease was primarily associated with the reduction in the operating revenues. Operating expenses as a percentage of revenue increased to 111% in the current year period from 109% in the prior year period.

Casino expenses for the nine months ended June 30, 2010 were $6.0 million, a $1.4 million decrease or 19%, as compared to $7.4 million for the nine months ended June 30, 2009. Casino expenses as a percentage of casino revenue increased to 63% in the current year period from 58% in the prior year period.

Hotel expenses for the nine months ended June 30, 2009 were $0.5 million, a $0.1 million decrease or 17%, as compared to $0.6 million for the nine months ended June 30, 2009, due to the decrease in occupied rooms and associated expenses. Hotel expenses as a percentage of hotel revenue decreased to 45% in the current year period from 46% in the prior year period. Food and beverage expenses for the nine months ended June 30, 2010 were $2.2 million, a $0.8 million decrease or 27%, as compared to $3.0 million for the nine months ended June 30, 2009. Food and beverage expenses as a percentage of food and beverage revenue decreased to 65% in the current year period from 67% in the prior period. Other expenses for the nine months ended June 30, 2010 were $0.2 million, a $0.3 million decrease or 60%, as compared to $0.5 million for the nine months ended June 30, 2009. Other expenses as a percentage of other revenue decreased to 40% in the current year period from 83% in the prior year period.

Selling, general and administrative expenses for the nine months ended June 30, 2010 were $2.1 million, a $1.0 million decrease or 32%, as compared to $3.1 million for the nine months ended June 30, 2009. Selling, general and administrative expenses as a percentage of revenue decreased to 17% in the current year period from 19% in the prior year period. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses for the nine months ended June 30, 2010 were $2.2 million, a $0.2 million decrease or 8%, as compared to $2.4 million for the nine months ended June 30, 2009. Utilities and property expenses as a percentage of revenue increased to 18% in the current year period from 15% in the prior year period. Depreciation and amortization expenses for the nine months ended June 30, 2010 were $0.4 million, a $0.1 million decrease or 20%, as compared to $0.5 million for the nine months ended June 30, 2009.

Results of Operations – Three Months Ended June 30, 2010 and 2009

General

During the quarter ended June 30, 2010, the Company’s net operating revenues decreased $2.1 million and operating expenses decreased $1.2 million, resulting in a decrease in operating income of $0.9 million as compared to the three months ended June 30, 2009. The change in operating results was primarily due to a greater decrease in revenues than the offsetting decreases in associated expenses.

Consolidated

Net Operating Revenues. Consolidated net operating revenues were $5.6 million for the quarter ended June 30, 2010, a $2.1 million or 27% decrease, from $7.7 million for the quarter ended June 30, 2009. Revenues at the Pioneer of $3.7 million for the three months ended June 30, 2010 decreased $1.3 million, or 26%, from $5.0 million for the three months ended June 30, 2009. Income from the rental properties was approximately $1.9 million for the three months ended June 30, 2010, a $0.5 million or 21% decrease, from $2.4 million for the three months ended June 30, 2009. Revenues at corporate decreased $0.3 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Operating Expenses. Total operating expenses for the three months ended June 30, 2010 were $5.8 million, a $1.2 million decrease or 17%, as compared to $7.0 million for the three months ended June 30, 2009. Total operating expenses as a percentage of revenue increased to 104% in the current period from 91% in the prior year period.

Operating Income. Consolidated operating loss for the three months ended June 30, 2010 was $0.2 million, a $0.9 million decrease, as compared to operating revenue of $0.7 million for the three months ended June 30, 2009. The decrease was due to the aforementioned decrease in operating revenues and expenses. Operating income at the rental properties for the three months ended June 30, 2010 was $1.3 million, a $0.5 million decrease, as compared to $1.8 million for the three months ended June 30, 2009. Operating loss at the Pioneer for the three months ended June 30, 2009 was $0.6 million, a $0.2 million decrease, or 25%, as compared to $0.8 million for the three months ended June 30, 2009. The operating loss at corporate increased by $0.5 million to $0.8 million. Operating income changes are a result of the aforementioned changes in operating revenues and expenses.

Interest Expense. Consolidated interest expense was unchanged from the prior year period at $1.2 million for the three months ended June 30, 2010.

Interest and Other Income. Consolidated interest and other income for the three months ended June 30, 2010 was $0.1 million, no change as compared to the three months ended June 30, 2009.

Income (Loss) Before Income Tax (Expense) Benefit and Discontinued Operations. Consolidated loss before income tax and discontinued operations for the three months ended June 30, 2010 was $1.2 million, a $0.8 million decrease, as compared to a $0.4 million for the three months ended June 30, 2009.

Federal Income Tax. The Company recorded a net federal income tax benefit for the three months ended June 30, 2010 of $0.8 million based on estimated annual effective rates. The Company recorded a minimal net federal income tax expense for the three months ended June 30, 2009. These net taxes are a combination of the federal income tax on both continuing and discontinued operations.

Net Income (Loss) Applicable to Common Shares. Consolidated net income attributable to common shares for the three months ended June 30, 2010 was $0.2 million, or $0.02 per common share, as compared to $0.0 million, or $0.00 per common share, for the three months ended June 30, 2009.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer for the three months ended June 30, 2010 were $3.7 million, a $1.3 million decrease or 26%, as compared to $5.0 million for the three months ended June 30, 2009, primarily for the reasons set forth below.

Casino revenues for the three months ended June 30, 2010 were $2.8 million, a $1.0 million decrease or 26%, as compared to $3.8 million for the three months ended June 30, 2009. Slot and video poker revenues for the three months ended June 30, 2010 were $2.6 million, a $0.8 million decrease or 24%, as compared to $3.4 million for the three months ended June 30, 2009. Management believes the lower slot handle was a direct result of the weaker economic conditions impacting the Laughlin market. Other gaming revenues, including table games, for the three months ended June 30, 2010 were $0.2 million, a $0.2 million decrease or 50%, as compared to $0.4 million, for the three months ended June 30, 2009. Casino promotional allowances for the quarter ended June 30, 2010 were $0.7 million, a $0.3 million decrease or 30%, as compared to $1.0 million for the three months ended June 30, 2009.

Hotel revenues for the quarter ended June 30, 2010 were $0.4 million, a $0.1 million decrease or 20%, as compared to $0.5 million for the three months ended June 30, 2009. Food and beverage revenues for the quarter ended June 30, 2010 were $1.0 million, a $0.5 million decrease or 33%, as compared to $1.5 million for the three months ended June 30, 2009. Other revenues for the three months ended June 30, 2010 were $0.1 million, a $0.1 million decrease or 50%, as compared to $0.2 million for the three months ended June 30, 2009.

Operating Expenses. Operating expenses for the quarter ended June 30, 2010 were $4.3 million, a $1.5 million decrease or 26%, as compared to $5.8 million for the three months ended June 30, 2009. Operating expenses as a percentage of revenue remained unchanged from the prior year period at 116%.

Casino expenses for the three months ended June 30, 2010 were $1.8 million, a $0.6 million decrease or 25%, as compared to $2.4 million for the three months ended June 30, 2009. Casino expenses as a percentage of casino revenue increased to 64% from 63% resulting from the more rapid decline in revenues than expenses.

Hotel expenses for the three months ended June 30, 2010 were $0.2 million, unchanged from the prior year period. Hotel expenses as a percentage of hotel revenue increased to 50% for the three months ended June 30, 2010 from 40% for the three months ended June 30, 2009. Food and beverage expenses for the three months ended June 30, 2010 were $0.7 million, a $0.4 million decrease or 36%, as compared to $1.1 million in the three months ended June 30, 2009. Food and beverage expenses as a percentage of food and beverage revenue decreased to 70% for the three months ended June 30, 2010 from 73% for the three months ended June 30, 2009. Other expenses for the three months ended June 30, 2010 were $0.1 million, unchanged from the prior year period. Other expenses as a percentage of other revenue increased to 100% for the three months ended June 30, 2010 from 50% in the three months ended June 30, 2009.

Selling, general and administrative expenses for the three months ended June 30, 2009 were $0.7 million, a $0.3 million decrease or 30%, as compared to $1.0 million in the three months ended June 30, 2009. Selling, general and administrative expenses as a percentage of revenue decreased to 19% for the three months ended June 30, 2010 from 20% for the three months ended June 30, 2009. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses for the three months ended June 30, 2010 were $0.7 million, a $0.1 million decrease or 13%, as compared to $0.8 million in the three months ended June 30, 2009. Utilities and property expenses as a percentage of revenue increased to 19% for the three months ended June 30, 2010 from 16% for the three months ended June 30, 2009. Depreciation and amortization expenses for the three months ended June 30, 2010 were $0.1 million, a $0.1 million decrease or 50%, as compared to $0.2 million for the three months ended June 30, 2009.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments: The following table summarizes the Company’s September 30 th fiscal year contractual obligations and commitments as of June 30, 2010 (for the nine-month period ending September 30, 2010) and for the fiscal years ending September 30, 2011, 2012, 2013, 2014, 2015 and thereafter (amounts in thousands).

	Payments Due By Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
Continuing Operations
Nonrecourse debt:
Dorchester	$0	$0	$0	$0	$0	$31,199	$31,199
Long-term debt:
Mortgage obligation	7,971	0	0	0	0	0	7,971
Operating leases:
Ground lease	98	392	392	392	392	25,090	26,756
Corporate offices	6	24	25	19	0	0	74

Total Continuing Operations	$8,075	$416	$417	$411	$392	$56,289	$66,000

Discontinued Operations
Gaithersburg	$834	$3,573	$3,987	$4,448	$25,107	$0	$37,949

The Company is required to make the following cash interest payments related to the foregoing debt obligations: (i) Non-recourse debt – $1.0 million (2010), $3.8 million (2011), $3.8 million (2012), $3.8 million (2013), $3.8 million (2014) and $21.9 million (2015 and thereafter); and (ii) Long-term debt – $0.1 million (2010), $0 million (2011), $0 million (2012), $0 million (2013), $0 million (2014) and $0 million (2015 and thereafter); and (iii) Discontinued Operations debt – $0.7 million (2010), $2.5 million (2011), $2.3 million (2012), $2.0 million (2013), $1.1 million (2014) and $0 million (2015 and thereafter).

The Company has no significant purchase commitments or obligations other than those included in the above table.

The Company’s ability to service its contractual obligations and commitments, other than the nonrecourse debt, will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the southwest United States, certain of which factors are beyond the Company’s control. In addition, the Company will be dependent on the continued ability of the tenants in the rental property in the Dorchester Section of Boston, Massachusetts, and the property held for sale in Gaithersburg, Maryland, to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s nonrecourse debt obligations related to the Dorchester Property and Gaithersburg Property, respectively.

Liquidity and Capital Resources

Mortgage Note Obligation. The Company’s wholly owned subsidiary, SLVC, secured and maintains a $15.0 million line of credit loan granted by a Nevada bank. The loan and promissory note, secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Strip

Property”), are for a period of one year commencing November 15, 2009, and ending November 14, 2010. The line of credit loan is revolving and is subject to additional lending requirements. The line of credit loan in the amount of $7.9 million at the end of the fiscal year is reported as a current liability. The initial advance under the line of credit loan was used to pay in full the previous line of credit loan secured by the Strip Property. The SLVC line of credit loan is guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and by Suzanne Lowden, Secretary/Treasurer of SLVC.

As of June 30, 2010, the Company held cash and cash equivalents of approximately $14.2 million compared to $31.6 million at September 30, 2009. The Company had $15.4 million in investment in marketable securities at June 30, 2010 compared to $6.0 million at September 30, 2009. The Dorchester Property and the Strip Property are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

Cash Flows from Operating Activities. The Company’s cash used for operating activities was $4.5 million for the nine months ended June 30, 2010 as compared to $1.0 million for the nine months ended June 30, 2009.

Cash Flows from Investing Activities. Cash used in investing activities was $9.5 million for the nine months ended June 30, 2010, as compared to $2.1 million for the nine months ended June 30, 2009. In the current year period, the company paid $0.1 million for capital improvements at the Pioneer, and $12.2 million for marketable securities which were offset by the sale of $2.8 million in marketable securities. In the prior year period, the Company paid $1.2 million for capital improvements at the Pioneer, and $2.8 million for marketable securities which were offset by the sale of $1.9 million in marketable securities.

Cash Used in Financing Activities. Cash used in financing activities was $3.9 million for the nine months ended June 30, 2010 as compared to $1.2 million for the nine months ended June 30, 2009. In the current year period, $0.1 million was provided by proceeds from line of credit, and $4.0 million was used for the purchase of common stock for retirement. In the prior year period, $0.9 million was used for debt payments, and approximately $0.3 million for the purchase of common stock for retirement.

The Company’s primary source of operating cash is from the Pioneer operations, from interest income on available cash and cash equivalents and investments in marketable securities and, to a lesser extent, from net cash generated from the leasing of Strip Property. Rental income from the Company’s Dorchester Property and Gaithersburg Property is contractually committed to reducing the nonrecourse indebtedness issued or assumed in connection with the acquisition of the rental properties. Under the two leases, the tenants are responsible for substantially all obligations related to the respective property. SLVC, an indirect wholly-owned subsidiary of the Company, owns the 27-acre Strip Property on Las Vegas Boulevard South which is subject to a lease with the adjacent property owner to facilitate development of the adjacent property.

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

Payments of rent were approximately $0.03 million in each of the nine months ended June 30, 2010 and 2009, respectively. Capital expenditures to maintain the facility in fiscal 2010 are expected to be approximately $0.3 million.

Property Held for Sale

The Gaithersburg Property in Gaithersburg, Maryland is located on 51.57 acres and includes one building with approximately 342,000 square feet of commercial office space. The Gaithersburg Property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The Gaithersburg Property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the Gaithersburg Property. The Gaithersburg Property is under contract to be sold. See Note 4, Purchase and Sale Agreement of Gaithersburg Property

Rental Properties Held for Investment

The Company acquired rental property in the Dorchester section of Boston, Massachusetts in March 2001. The Dorchester Property is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The Dorchester Property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the Dorchester Property. The Dorchester Property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the Dorchester Property.

Termination of Option to Purchase Las Vegas Boulevard Land

On December 22, 2008, SLVC, a wholly owned subsidiary of Archon Corporation, entered into an Option Agreement with Las Vegas Towers, LLC (“LVT”), a Delaware limited liability company, in which SLVC granted LVT an option to purchase SLVC’s approximately 27-acre parcel of land located at 2600 Las Vegas Boulevard South, Las Vegas, Nevada, the Strip Property.

The Option Agreement designated the purchase price to acquire the Strip Property at $618.0 million.

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

Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of August 7, 2010, the holders of 4,261,092 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 155,485 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of June 30, 2010 and September 30, 2009, exchangeable redeemable preferred stock –unredeemed was $814,897 and $821,259, respectively.

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

Recently, Plaintiffs have filed a second motion for entry of final judgment, again seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. The Company has substantively opposed that motion and has urged the Court to reconsider its August 8, 2008 order. Briefing on Plaintiffs’ second motion for entry of final judgment has been completed and a hearing was held before the Court and the parties are awaiting a ruling.

The Company has initiated proceedings against a third-party law firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the defendant law firm to Federal Court in April, 2009 and is at an early stage of resolution. The defendant law firm has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the defendant law firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate.

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

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of these lawsuits and, therefore, has made no provision in the financial statements for liability related to these cases

Effects of Inflation

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its nonrecourse debt, the Company has total interest-bearing debt at June 30, 2010 of approximately $8.0 million, of which approximately $8.0 million bears interest at a variable rate (approximately 6% at June 30, 2010). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $0.1 million change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

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

Limitations on the Effectiveness of Internal Controls:

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

ARCHON CORPORATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation:

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of August 7, 2010, the holders of 4,261,092 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 155,485 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of June 30, 2010 and September 30, 2009, exchangeable redeemable preferred stock –unredeemed was $814,897 and $821,259, respectively.

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

Recently, Plaintiffs have filed a second motion for entry of final judgment, again seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. The Company has substantively opposed that motion and has urged the Court to reconsider its August 8, 2008 order. Briefing on Plaintiffs’ second motion for entry of final judgment has been completed and a hearing was held before the Court and the parties are awaiting a ruling.

The Company has initiated proceedings against a third-party law firm concerning that firm’s potential liability related to the drafting of the Certificate of Designation. This third-party action has subsequently been removed by the defendant law firm to Federal Court in April, 2009 and is at an early stage of resolution. The defendant law firm has moved to compel arbitration of the dispute. The Magistrate Judge issued an order that the matter be referred to arbitration and the District Court confirmed that order. The Company intends to pursue its claims against the defendant law firm in arbitration. The Company is also considering rights and remedies it may have with regard to other parties who participated in the issuance of the Preferred Stock in the event that the Company does not prevail on its interpretation of the Certificate.

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

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of these lawsuits and, therefore, has made no provision in the financial statements for liability related to these cases.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Stockholders and investors may obtain a free copy of the information statement (when available) and other related documents filed by the Company with the SEC at its website at www.sec.gov.

At the Annual Meeting of Stockholders held on June 14, 2010, common stockholders elected two directors, Suzanne Lowden and Richard H. Taggart and voted on a proposal to ratify the selection of De Joya Griffith & Company LLC (“De Joya”) as the Company’s independent registered public accounting firm for fiscal year ended September 30, 2010 and approval of the financial statements for fiscal year ended September 30, 2009.

The Directors whose terms in office continued after the meeting are as follows:

Term Expires
Paul W. Lowden	2011
William J. Raggio	2011
John W. Delaney	2012
Howard E. Foster	2012
Suzanne Lowden	2013
Richard H. Taggart	2013

There were 6,017,944 shares of Common Stock entitled to vote at the 2010 Annual Meeting. A total of 6,136,377 stockholders votes (97.2%) were represented at the meeting.

The result of the vote taken on the election of Directors elected by the common stockholders to hold office until the 2013 Annual Meeting of Stockholders and until their successors are elected and have qualified are as follows:

	For	Withheld
Suzanne Lowden	5,487,191	266,707
Richard H. Taggart	5,189,955	563,943

The result of the vote taken for ratification of the selection of De Joya as the Company’s independent registered public accounting firm for fiscal year ended September 30, 2010 and approval of the financial statements for fiscal year ended September 30, 2009 are as follows:

For	Against	Abstain	Broker Non-Vote
6,083,724	52,437	216	0

Item 5.	Other Information

None

Item 6.	Exhibits

a.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHON CORPORATION, Registrant

By:	/S/ PAUL W. LOWDEN
Paul W. Lowden Chairman of the Board, President and Chief Executive Officer

Date: August 13, 2010