Form 10-K/A
period 2008-09-30
ARCHON CORP
filed 2010-09-15
CIK 812482

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

6,329,177 as of January 09, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K).    YES  ☒

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended September 30, 2008, originally filed on January 13, 2009, to revise Part II, Item 9A, Controls and Procedures, to make proper disclosure concerning the Company’s assessment of its controls and procedures as ineffective and the failure to include the required assessment of internal control over financial reporting as a material weakness in the Company’s original Form 10-K. We have corrected these disclosures by filing this Amendment No. 1.

Part II

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of September 30, 2008, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses

1. After receiving comments from the Staff of the SEC relating to our failure to include the required assessment of internal control over financial reporting assessment, management reviewed the disclosure in our Form 10-K for the period ending September 30, 2008. As a result of this review, management concluded that the required assessment of internal control over financial reporting assessment was not in accordance with Item 308T of Regulation S-K.

Management evaluated the impact of this insufficient disclosure and concluded that the control deficiency that resulted in the inadequate disclosure represented a material weakness.

2. In connection with the audit of our consolidated financial statements for the year ended September 30, 2008, our independent registered accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants, reported to the audit committee of the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

Upon review of this report, and our review and approval process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to September 30, 2008, which correspond to the two material weaknesses identified above.

1. In connection with including the required assessment of internal control over financial reporting assessment in accordance with Item 308T of Regulation S-K, management has hired an additional independent registered public accounting firm to perform our internal audit and assist with SEC compliance for purposes of all future reporting.

Management believes this remediation has remediated the corresponding material weakness described in Item 1, immediately above.

2. In connection with the reported inadequate review and approval process, management has modified our review and approval processes as recommended by our independent registered accounting firm, to insure that all accounting entries are reviewed and approved.

Management believes this remediation has remediated the corresponding material weakness described in Item 2, immediately above.

Attestation Report of the Independent Registered Public Accounting Firm

This amended annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting, because Management’s report in the annual report was not subject to attestation by the Company’s independent registered public accounting firm, pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3