Form 10-K/A
period 2009-09-30
ARCHON CORP
filed 2010-09-15
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

2200 Casino Drive, Laughlin, NV 89029

(Address of principal executive office and zip code)

(702) 732-9120

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Common Stock, par value $.01 per share	Over the Counter Bulletin Board
(Title of Class)

Exchangeable Redeemable Preferred Stock	Over the Counter Bulletin Board
(Title of Class)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

6,017,944 as of February 19, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K).    YES  ☒

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended September 30, 2009, originally filed on February 23. 2010, to revise Part II, Item 9A, Controls and Procedures, to make proper disclosure concerning the Company’s assessment of its controls and procedures as ineffective and the failure to include the required assessment of internal control over financial reporting as a material weakness in the Company’s original Form 10-K. We have corrected these disclosures by filing this Amendment No. 1.

Part II

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of September 30, 2009, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1. After receiving comments from the Staff of the SEC relating to our failure to include the required assessment of internal control over financial reporting assessment, management reviewed the disclosure in our Form 10-K for the period ending September 30, 2009. As a result of this review, management concluded that the required assessment of internal control over financial reporting assessment was not in accordance with Item 308T of Regulation S-K.

Management evaluated the impact of this insufficient disclosure and concluded that the control deficiency that resulted in the inadequate disclosure represented a material weakness.

2. In connection with the audit of our consolidated financial statements for the year ended September 30, 2009, our independent registered accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants, reported to the audit committee of the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

Upon review of this report, and our review and approval process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to September 30, 2009, which correspond to the two material weaknesses identified above.

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