Form 10-K
period 2010-09-30
ARCHON CORP
filed 2010-12-21
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2010

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $24,365,425. The market value was computed by reference to the closing price of the common stock as of March 31, 2010.

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

5,792,944 as of December 20, 2010

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

YEAR ENDED SEPTEMBER 30, 2010

i

PART I

Item 1.	BUSINESS

General

Archon Corporation, (the “Company” or “Archon”), is a Nevada corporation. The Company’s primary business operations are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, and properties in the Dorchester section of Boston, Massachusetts and Gaithersburg, Maryland. (See Rental Properties)

Through the Securities and Exchange Commission’s (“SEC”) website, at http://www.sec.gov/ the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchanges Act, are made available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC.

The principal executive office of the Company is located at 2200 Casino Drive, Laughlin, Nevada, 89029, and the telephone number is (702)  732-9120.

Hotel and Casino Operations

The Pioneer

The Pioneer, built in 1982, features a classical western architecture style, and is located in Laughlin, Nevada, an unincorporated town on the Colorado River bordering Arizona. The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. Approximately 6 1/2 acres of the 12 acres are leased pursuant to a 99-year ground lease (the “Ground Lease”) which, by its terms, is scheduled to terminate in December 2078. The leased land lies between and separates the remaining two parcels of land that are held in fee simple. The Pioneer is comprised of four buildings. One of the three motel buildings together with a portion of both the Pioneer’s casino building and a second motel building are located on land subject to the Ground Lease. The casino is located in the main building, totaling approximately 50,000 square feet, of which approximately 21,500 square feet house the casino. The first floor includes the casino, two bars, snack bar and gift shop, as well as a twenty-four hour restaurant, kitchen, special events area, restrooms and storage areas. The first floor also includes a Lucky’s Sports Book operated by Brandywine Bookmaking, a tenant. A partial second floor houses administrative offices and banquet rooms. The three motel buildings were built in 1984 and comprise approximately 66,000, 54,000 and 30,000 square feet, respectively. A total of 416 motel rooms are housed in the three buildings with improvements including a swimming pool and spa.

Revenues. The primary source of revenues to the Company’s hotel-casino operations is gaming, which represented approximately 80% in 2010 and 79% in 2009 of total revenues. The Pioneer contributed 100% in fiscal 2010 and 2009 to total gaming revenues. As of September 30, 2010, the

Pioneer had approximately 686 slot machines, six blackjack tables (“21”), one craps table, one roulette wheel and five other gaming tables. In addition, the Pioneer offered keno in fiscal 2009, but has subsequently ceased offering keno as of November 30, 2009.

Market. The Pioneer targets primarily mature, out-of-town customers residing in Central Arizona and Southern California; retirees who reside in the Northeast and Midwest United States and Canada and travel to the Southwest United States during the winter months and local residents who reside in Laughlin, Nevada, and in Bullhead City, Kingman and Lake Havasu, Arizona, and in Needles, California. The average occupancy rates at the Pioneer were approximately 31% and 35% in fiscal years 2010 and 2009, respectively.

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

Management and Personnel

As of December 9, 2010 the Company employed 11 executive and administrative personnel and the Pioneer employed approximately 310 persons.

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

Assets Held for Sale

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

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Property until the earlier of (i) completion of its purchase of the Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2,125,000, $1,725,000 of which was paid on October 1, 2009, with the balance of $400,000 paid on July 1, 2010. Due to the pending sale of this property, the related results of operations have been reported as discontinued operations.

The property in Gaithersburg, Maryland is located on 51 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Gaithersburg, Maryland, property is under contract to be sold. See Notes to Consolidated Financial Statements, Note 5, Sale of Gaithersburg Property.

See also Item 2., “Properties”

Rental Properties

The Company acquired rental properties in the Dorchester section of Boston, Massachusetts and Gaithersburg, Maryland in March 2001. The Dorchester section of Boston, Massachusetts property is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

See also Item 2., “Properties”

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to two different lessees for an aggregate amount of $9,500 per month. The leases may be terminated in the event the property is sold or developed by the Company.

See also Item 2., “Properties”

The Company has provided financial segment information in the Notes to Consolidated Financial Statements, Note 17. Segment Information.”

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

Our Laughlin Property is Vulnerable to Existing Competitors and Their Capital Investments. Competitors of casino/hotel properties in Laughlin could produce unfavorable operating results if the investments by competitors are successful in capturing market share from the Company’s Laughlin property. These new competitors may have greater capital resources and liquidity than the Company.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of December 20, 2010, the holders of 4,264,312 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 152,265 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of September 30, 2010 and 2009, exchangeable redeemable preferred stock – unredeemed was $813,665 and $821,259, respectively.

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

Also, two other holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. The two other lawsuits brought by former holders of the Exchangeable Redeemable Preferred Stock are entitled Rainero v. Archon Corporation, District of Nevada, Case No. 2:07-cv-01553, and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

In the Leeward Capital matter, both the Leeward Plaintiffs and the Company have filed motions for summary judgment. The Leeward Plaintiffs have made arguments similar to the Laminar Plaintiffs in their motion. In its motion for summary judgment, the Company argues that the request for a redemption price of $8.69 per share is contrary to the express language of the Certificate and that the Leeward Plaintiffs purchased their shares with actual knowledge of how the Company was calculating the redemption price. No hearing has been held on the motions and the Company is awaiting the decision from the District Court.

The Rainero action is purported to be brought on behalf of David Rainero individually as well as a class of all former preferred shareholders, although a class has not yet been certified by the District Court. The District Court has set a deadline of December 6, 2010 by which Mr. Rainero must file any motion for class certification. Mr. Rainero is scheduled to be deposed in early January of 2011. The Company intends to oppose any motion for class certification that may be filed.

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

Our Outstanding Debt Obligations Subject us to Additional Risks. The Company’s wholly owned subsidiary, SLVC, secured and maintains a $15.0 million line of credit loan granted by a Nevada bank. The loan and promissory note are secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Strip Property”). The line of credit loan is revolving and is subject to additional lending requirements. The line of credit loan in the amount of $5.0 million at the end of the fiscal year is reported as a current liability, and any outstanding balance under the line of credit will become due in February 2011. The initial advance under the line of credit loan was used to pay in full the previous line of credit loan secured by the Strip Property. The SLVC line of credit loan is guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and by Suzanne Lowden, Secretary/Treasurer of SLVC.

Item 2.	PROPERTIES

The Pioneer is located on approximately 12 acres of land, with Colorado River frontage of approximately 770 feet, and is situated near the center of Laughlin’s Casino Drive. See Item 1., “Business – Hotel and Casino Operations” for more detailed information regarding the Pioneer.

The Company’s rental property in the Dorchester section of Boston, Massachusetts is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the property. The property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property.

The Company’s property under contract for sale in Gaithersburg, Maryland is located on 51 acres and includes one building with approximately 342,000 square feet of commercial office space. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the property. The Gaithersburg, Maryland, property is under contract to be sold. See Notes to Consolidated Financial Statements, Note 5, Purchase and Sale Agreement of Gaithersburg Property

The Company owns, through its wholly owned subsidiary, SLVC, an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to two different lessees for an aggregate amount of $9,500 per month. The leases may be terminated in the event the property is sold or developed by the Company.

Item 3.	LEGAL PROCEEDINGS

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of December 20, 2010, the holders of 4,264,312 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 152,265 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of September 30, 2010 and 2009, exchangeable redeemable preferred stock – unredeemed was $813,665 and $821,259, respectively.

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

Also, two other holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. The two other lawsuits brought by former holders of the Exchangeable Redeemable Preferred Stock are entitled Rainero v. Archon Corporation, District of Nevada, Case No. 2:07-cv-01553, and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

In the Leeward Capital matter, both the Leeward Plaintiffs and the Company have filed motions for summary judgment. The Leeward Plaintiffs have made arguments similar to the Laminar Plaintiffs in their motion. In its motion for summary judgment, the Company argues that the request for a redemption price of $8.69 per share is contrary to the express language of the Certificate and that the Leeward Plaintiffs purchased their shares with actual knowledge of how the Company was calculating the redemption price. No hearing has been held on the motions and the Company is awaiting the decision from the District Court.

The Rainero action is purported to be brought on behalf of David Rainero individually as well as a class of all former preferred shareholders, although a class has not yet been certified by the District Court. The District Court has set a deadline of December 6, 2010 by which Mr. Rainero must file any motion for class certification. Mr. Rainero is scheduled to be deposed in early January of 2011. The Company intends to oppose any motion for class certification that may be filed.

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

The closing price of the Common Stock on December 20, 2010 was $11.75 per share. The tables below set forth the high and low closing prices by quarter for the fiscal years ended September 30, 2010 and 2009 of the common stock, as reported by the OTCBB.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010
High	$14.25	$19.00	$17.50	$16.00
Low	11.50	13.00	13.50	13.70
Fiscal 2009
High	$32.00	$23.00	$14.25	$14.25
Low	12.00	14.25	12.50	13.00

The Company has never paid cash dividends on its Common Stock, nor does it anticipate paying such dividends in the foreseeable future. There were 362 common stockholders of record as of December 20, 2010.

Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the Standard & Poor’s 500 and the Dow Jones US Gambling index for the five-year period ended September 30, 2010. The graph assumes that the value of the investment in the Company and in each index was $100 on September 30, 2005 and assumes that all dividends were reinvested.

	9/30/05	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10
Archon Corporation	$100.00	$87.13	$125.13	$82.23	$37.74	$37.08
S&P 500	100.00	110.79	129.01	100.66	93.70	103.22
Dow Jones US Gambling	100.00	126.22	192.56	84.00	84.62	101.54

Item 6.	SELECTED FINANCIAL DATA

The table below sets forth a summary of selected financial data of the Company and its subsidiaries for the years ended September 30, 2010 through 2008:

	2010	2009	2008
	Not covered by auditors’ report (dollars in thousands, except per share amounts)
Net operating revenues, continuing operations(1)	$23,466	$31,973	$37,784
Discontinued operations, net	2,355	961	890
Net income (loss)	1,231	(1,535)	58,802
Net income (loss) applicable to common shares	1,231	(1,535)	58,802
Net income (loss) per common share - basic	0.19	(0.24)	9.27
Total assets	184,017	196,984	210,307
Long-term debt	31,199	31,199	31,199
Long-term debt on assets held for sale	33,541	37,115	40,301
Exchangeable redeemable preferred stock(2)	814	821	834

(1)	Net operating revenues for fiscal years 2008 through 2010 are derived primarily from operations at the Pioneer and revenues from the rental properties.
(2)

The Company’s Board of Directors had not declared dividends on its preferred stock since fiscal 1996. The Company redeemed its outstanding exchangeable redeemable preferred stock at $5.241 per share. As of December 20, 2010, the Company had repurchased and retired 4,264,312 shares of exchangeable redeemable preferred stock. The legal proceeding set forth in Item 3 relates to the exchangeable redeemable preferred stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”).

GENERAL

Overview of Business Operations and Trends

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

Assets Held for Sale

During fiscal year 2001, the Company acquired certain properties as part of an IRS Section 1031 exchange. The property held for sale is located in Gaithersburg, Maryland (the “Gaithersburg Property”). The Company acquired the Gaithersburg Property and nonrecourse debt associated with the Gaithersburg Property which is subject to a long-term lease. A tenant remits payment to the bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $5.6 million annually and will remain at this level until approximately 2014 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings on the Gaithersburg Property are no longer being depreciated subsequent to the classification being changed from a rental property held for investment to assets held for sale. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid and based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the term of the lease and debt amortization, the fair market value of the Gaithersburg Property may be different from its book values. Interest is presently being expensed at approximately $2.8 million annually and will decrease in relation to debt principal reductions through 2014 or until the asset is sold, otherwise disposed of or becomes impaired.

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

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Gaithersburg Property until the earlier of (i) completion of its purchase of the Gaithersburg Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2,125,000, $1,725,000 of which was paid on October 1, 2009, with the balance of $400,000 paid on July 1, 2010. Due to the pending sale of the Gaithersburg Property, the related results of operations have been reported as discontinued operations. See Notes to Consolidated Financial Statements, Note 5, Purchase and Sale Agreement of Gaithersburg Property

Rental Properties

During fiscal year 2001, the Company acquired certain rental property as part of an IRS Section 1031 exchange. The rental property is located in the Dorchester section of Boston, Massachusetts (the “Dorchester Property”). The Company acquired the Dorchester Property with improvements and nonrecourse debt associated with the Dorchester Property which is subject to a long-term lease. A tenant remits payments to a bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $6.7 million annually and will remain at this level until approximately 2020 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings on the Dorchester Property are also being depreciated on a straight-line basis and the depreciation expense is approximately $1.7 million annually and will remain at this level until approximately 2041 or until the asset is sold, otherwise disposed of or becomes impaired. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the term of the lease and debt amortization, the fair market values of the Dorchester Property may be different from its book value. Interest is presently being expensed at approximately $4.5 million annually and will decrease in relation to debt principal reductions through 2020 or until the asset is sold, otherwise disposed of or becomes impaired.

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Strip Property”) located on the east side of Las Vegas Boulevard South, to the south of Sahara Avenue. The Company presently leases the Property to two different lessees for an aggregate amount of $9,500 per month. The leases may be terminated in the event the property is sold or developed by the Company.

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

Property and Equipment: At September 30, 2010, the Company had net property and equipment of $97.2 million, representing 52.8% of total assets. Management depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property improvements, technological obsolescence, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.

For assets to be held and used, fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we first group our assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, we estimate the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

For assets to be held for sale, the fixed assets (the “property held for sale”) are measured at the lower of their carrying amount or fair value less cost to sell. Losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of the disposal group shall be recognized at the date of sale. Fixed assets are not depreciated while classified as held for sale.

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

Revenue Recognition: Casino revenue is recorded as gaming wins minus losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as the services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50 Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.4 million and $0.6 million for the years ended September 30, 2010 and 2009, respectively, have been recognized as a direct reduction of casino revenue.

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

RESULTS OF OPERATIONS – FISCAL 2010 COMPARED TO FISCAL 2009

General

During fiscal 2010, the Company’s consolidated net operating revenues decreased approximately $8.5 million, and operating expenses decreased approximately $8.2 million, resulting in a decrease of $0.3 million in operating income. These results were achieved in part through aggressive cost cutting measures. These operating results were due to decreases in all of the operating expenses including a $3.5 million reduction in the loss incurred on the impairment of Pioneer assets.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the year ended September 30, 2010 decreased by approximately $8.5 million from the year ended September 30, 2009. Revenues from the rental properties decreased approximately $3.1 million during fiscal 2010 as compared to the 2009 fiscal year, due to lower rental revenue from the Strip Property in Las Vegas. Net revenues decreased approximately $5.0 million during fiscal 2010 at the Pioneer compared to the 2009 fiscal year, as a result of a marketwide declining trend of gaming revenues in Laughlin discussed in greater detail under Pioneer. Other net revenues decreased during fiscal 2010, by approximately $0.4 million as compared to the 2009 fiscal year.

In fiscal 2010, 65% of the Company’s net revenues were derived from the Pioneer and 32% from rental properties. The Company’s business strategy at the Pioneer emphasizes slot and video poker machine play. For fiscal 2010, approximately 80% of the Pioneer’s net revenues were derived from casino operations. Approximately 92% of gaming revenues at the Pioneer were derived from slot and video poker machines, while 8% of such revenues were from table games.

Operating Expenses. Total operating expenses decreased approximately $8.2 million, or 26%, to $23.5 million for the year ended September 30, 2010, from $31.7 million for the year ended September 30, 2009. Total operating expenses as a percentage of net revenues increased to 100% for the year ended September 30, 2010 from 99% in the year ended September 30, 2009. All of the operating expenses decreased in the year ended September 30, 2010 from the prior year. The decrease in operating expenses was principally the result of declining business levels. Casino, hotel, food and beverage, and other operating expenses declined a total of $3.9 million; combined with $0.2 million in legal expense. Other reductions included $0.6 million in utilities and property expenses and a $3.5 million decrease in the loss on the impairment of Pioneer assets.

Interest Expense. Consolidated interest expense for the year ended September 30, 2010 was $4.4 million, a $0.9 million decrease compared to $5.3 million for the year ended September 30, 2009, due to a decrease in the amount of debt associated with the interest expense.

Interest and Other Income. Interest and other income for the year ended September 30, 2010 was $1.1 million, a decrease of $0.1 million from $1.2 million for the year ended September 30, 2009.

Gain (Loss) on Sale of Marketable Securities. The gain on marketable securities for the year ended September 30, 2010 was $0.1 million, an increase of $1.1 million from a loss of $1.0 million for the year ended September 30, 2009. The increase is due to realized gains from available-for-sale marketable securities.

Income Tax. The Company recorded a federal income tax benefit, combined with a tax expense associated with discontinued operations, totaling approximately $1.0 million (an approximate 51% rate) for the year ended September 30, 2010, a change of $0.9 million from a $1.9 million tax benefit (an approximate 55% rate) for the year ended September 30, 2009. The benefit consisted primarily of the NOL carryforward from prior years.

Discontinued Operations, Net of Tax. Discontinued operations associated with the assets held for sale during the year ended September 30, 2010 was $2.4 million, an increase of $1.4 million from $1.0 million for the year ended September 30, 2009.

Rental Properties

General. The rental properties segment includes operations at the Las Vegas Strip property in Nevada, and the Dorchester property in Massachusetts. The Gaithersburg property in Maryland is not included because it is under contract to sell and is reported separately under discontinued operations. The rental properties revenues and expenses comprise a substantial portion of the revenues and expenses included in the Company’s consolidated statements of operations and are discussed separately below.

Net Operating Revenues. Net revenues at the rental properties decreased $3.1 million, or approximately 29%, to $7.6 million for the fiscal year ended September 30, 2010 from $10.7 million for the fiscal year ended September 30, 2009, due to a reduction in the rent income related to a lease termination for the Las Vegas Strip property.

Operating Expenses. Operating expenses remained unchanged at $2.5 million, for the fiscal years ended September 30, 2010 and 2009. Operating expenses as a percentage of net revenues increased to 33% in fiscal 2010 from 23% in fiscal 2009.

Depreciation expense remained the same at $1.7 million, during the fiscal years ended September 30, 2010 and 2009. Depreciation expenses as a percentage of revenues increased to 22% for the fiscal year ended September 30, 2010, from 16% for the fiscal year ended September 30, 2009.

Interest Expense. Interest expense for the fiscal year ended September 30, 2010 was $4.3 million, a $0.3 million decrease compared to $4.6 million for the fiscal year ended September 30, 2009, due to a decrease in the amount of debt associated with the interest expense.

Pioneer

General. The Pioneer has experienced a decline of its revenues over the last few years after experiencing strong revenue and profit growth in the early 1990’s. Management believes the increase in the number of casino properties on Native American lands in such nearby locations as California and Arizona within the last decade has caused revenue declines. In response, the Company has focused on market definition and development in the local Laughlin area to maintain profitability. Unexpectedly difficult economic conditions impacting customers, including relatively high fuel costs, has significantly reduced disposable income, and limited customer travel and gaming activity. Management believes Laughlin is a mature market with marginal growth forecasted for the next few years based on its current development plans. Management believes the recent revenue and expense trends in its Laughlin hotel/casino property may not change significantly over the next few years, or until the current economic conditions and trends begin to materially improve.

Casino, hotel and food/beverage revenues and expenses at the Pioneer comprise the majority of consolidated casino, hotel, and food/beverage revenues and expenses included in the Company’s consolidated statements of operations and are discussed separately below.

Net Operating Revenues. Net revenues at the Pioneer decreased $5.0 million, or approximately 25%, to $15.3 million for the year ended September 30, 2010 from $20.3 million for the year ended September 30, 2009.

Gross casino revenues decreased approximately $3.8 million, or 24%, to $12.2 million for the year ended September 30, 2010 from $16.0 million for the year ended September 30, 2009. Slot and video poker revenues decreased approximately $3.2 million, or 22%, to $11.2 million for the year ended September 30, 2010 from $14.4 million for the year ended September 30, 2009. Other gross gaming revenues, including table games, decreased approximately $0.6 million, or 38%, to $1.0 million for the year ended September 30, 2010 compared to approximately $1.6 million for the 2009 year. Management believes this decrease was a result of declining market trends in the local area. Casino promotional allowances decreased approximately $0.9 million, or 23%, to approximately $3.1 million in year ended September 30, 2010 compared to $4.0 million for year ended September 30, 2009 primarily due to the aforementioned decline in the local gaming market.

Hotel revenues decreased $0.2 million, or 12%, to $1.5 million for the year ended September 30, 2010 from $1.7 million in fiscal 2009 due to a decrease in the number of rooms occupied. Food and beverage revenues decreased $1.4 million, or 24%, to $4.4 million for the year ended September 30, 2010 from $5.8 million for the year ended September 30, 2009. Other revenues decreased $0.3 million, or 43%, to $0.4 million for the year ended September 30, 2010 from $0.7 million for the year ended September 30, 2009 due to decreased retail sales and increased allowance for bad debt.

Operating Expenses. Operating expenses decreased $8.8 million, or 33%, to $17.5 million for the year ended September 30, 2010 from $26.3 million for the year ended September 30, 2009, as a result of a decline of $3.5 million related to the impairment of assets, combined with a $5.3 million reduction in expenses associated with reduced customer activity since many such expenses vary with related revenues and for other reasons noted below. Operating expenses as a percentage of net revenues decreased to 114% in fiscal 2010 from 130% in fiscal 2009.

Casino expenses decreased $2.2 million, or 22%, to $7.6 million for the year ended September 30, 2010 from $9.8 million for the year ended September 30, 2009, primarily related to a decrease in casino promotional allowances, and lower gaming volumes. Casino expenses as a percentage of casino revenues increased to 62% for the year ended September 30, 2010 from 61% for the year ended September 30, 2009.

Hotel expenses decreased $0.2 million, or 25%, to $0.6 million for the year ended September 30, 2010, compared to $0.8 million for the year ended September 30, 2009, primarily due to a reduction in the number of hotel rooms rented. Hotel expenses as a percentage of hotel revenues decreased to 40% for the 2010 year from 47% for the 2009 year. Food and beverage expenses decreased $1.2 million, or 31%, to $2.7 million for the year ended September 30, 2010, compared to $3.9 million for the year ended September 30, 2009. Food and beverage expenses as a percentage of revenues decreased to 61% for the 2010 year from 67% for the 2009 year. Other expenses decreased $0.3 million, or 50%, to $0.3 million for the year ended September 30, 2010 compared to $0.6 million for the year ended September 30, 2009 due to the decrease in retail revenues. Other expenses as a percentage of other revenues decreased to 75% for the 2010 year from 86% for the 2009 year.

Selling, general and administrative expenses decreased $1.0 million, or 26%, to $2.8 million for the year ended September 30, 2010 compared to $3.8 million for the year ended September 30, 2009. Selling, general and administrative expenses as a percentage of revenues decreased to 18% for the 2010 year from 19% for the 2009 year. The decrease in selling, general and administrative expenses was a result of lower business levels. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses decreased $0.4 million, or 12%, to $2.9 million in fiscal year 2010 compared to $3.3 million for the year ended September 30, 2009. Utilities and property expenses as a percentage of revenues increased to 19% for the 2010 year from 16% for the 2009 year. Energy consumption decreased as a result of lower business levels and energy efficient lighting, but was offset by energy rate increases. Depreciation expenses decreased $0.3 million, or 38%, to $0.5 million in the year ended September 30, 2010, from $0.8 million in the year ended September 30, 2009.

Interest Expense. Interest expense decreased $0.8 million, or 89%, to $0.1 million for the year ended September 30, 2010 compared to $0.9 million for the year ended September 30, 2009.

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

Contractual Obligations and Commitments

The following table summarizes the Company’s fiscal year contractual obligations and commitments as of September 30, 2010 and for the fiscal years ending September 30, 2011, 2012, 2013, 2014, 2015, 2016 and thereafter:

	Payments Due By Period
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(Amounts in Thousands)
Continuing Operations
Nonrecourse debt:
Dorchester	$0	$0	$0	$0	$0	$31,199	$31,199
Long-term debt:
Mortgage obligation	7,813	0	0	0	0	0	7,813
Operating leases:
Ground lease	392	392	392	392	392	24,698	26,658
Corporate warehouse	24	25	19	0	0	0	68

Total Continuing Operations	$8,229	$417	$411	$392	$392	$55,897	$65,738

Discontinued Operations
Gaithersburg	$3,573	$3,987	$4,448	$25,107	$0	$0	$37,115

The Company is required to make the following cash interest payments related to the above debt obligations: (i) Nonrecourse debt—$3.8 million (2011), $3.8 million (2012), $3.8 million (2013), $3.8 million (2014), $3.8 million (2015) and $21.8 million (2016 and thereafter); (ii) Long-term debt—$0.5 million (2011), $0.0 million (2012), $0.0 million (2013), $0.0 million (2014) $0.0 million (2015), and $0.0 million (2016 and thereafter); (iii) Discontinued operations—$2.5 million (2011), $2.3 million (2012), $2.0 million (2013), $1.1 million (2014) $0.0 million (2015), and $0.0 million (2016 and thereafter).

The Company has no significant purchase commitments or obligations other than those included in the above table.

The Company’s ability to service its contractual obligations and commitments, other than the nonrecourse debt, will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the Southwest United States, certain of which are beyond the Company’s control. In addition, the Company will be dependent on the continued ability of the tenants in the rental properties in Gaithersburg, Maryland and in the Dorchester section of Boston, Massachusetts to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s nonrecourse debt obligations related to the properties.

Liquidity and Capital Resources

Mortgage Note Obligation. The Company’s wholly owned subsidiary, SLVC, secured and maintains a $15.0 million line of credit loan granted by a Nevada bank. The loan and promissory note are secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Strip Property”). The line of credit loan is revolving and is subject to additional lending requirements. The line of credit loan balance in the amount of $5.0 million at the end of the fiscal year is reported as a current liability, and any outstanding balance under the line of credit will become due in February 2011. The initial advance under the line of credit loan was used to pay in full the previous line of credit loan secured by the Strip Property. The SLVC line of credit loan is guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and by Suzanne Lowden, Secretary/Treasurer of SLVC.

As of September 30, 2010, the Company held cash and cash equivalents of $9.6 million compared to $31.6 million at September 30, 2009. In addition, the Company had $17.8 million in investment in marketable securities at September 30, 2010 compared to $6.0 million at September 30, 2009. Management believes that cash flow generated through its casino operations and its short and long-term investments, the Company will have sufficient available cash and cash resources to meet its cash requirements through the twelve-month period ending September 30, 2011. The rental properties were structured such that future tenants’ payments cover future required mortgage payments.

Cash Flows from Operating Activities. The Company’s cash used in operations increased $2.7 million in the year ended September 30, 2010 compared to the year ended September 30, 2009.

Cash Flows from Investing Activities. Cash used in investing activities increased $7.9 million during the year ended September 30, 2010, compared to the year ended September 30, 2009. This increase is primarily related to the investment in marketable securities during the year ended September 30, 2010.

Cash Flows from Financing Activities. Cash used in financing activities increased $4.5 million during the year ended September 30, 2010 compared to the year ended September 30, 2009. During fiscal 2010, the Company paid $2.9 million in short-term debt, and $4.0 million for common and preferred stock. During fiscal 2009, the Company paid $2.0 million in short-term debt, $0.1 million on debt and non recourse debt, and $0.2 million for common and preferred stock.

The Company’s primary sources of operating cash is from the Pioneer operations, from interest income on available cash and cash equivalents and investments in marketable securities and, to a lesser extent, from net cash generated from the leasing of Strip Property. Rental income from the Company’s Dorchester Property and Gaithersburg Property is contractually committed to reducing the nonrecourse indebtedness issued or assumed in connection with the acquisition of the rental properties. Under the two leases, the tenants are responsible for substantially all obligations related to the respective property. SLVC, an indirect wholly-owned subsidiary of the Company, owns the 27-acre Strip Property on Las Vegas Boulevard South which is subject to a lease with the adjacent property owner to facilitate development of the adjacent property.

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

Payments of rent were approximately $0.4 million in each of the fiscal years ended September 30, 2010 and 2009, respectively. Capital expenditures to maintain the facility in fiscal 2010 were approximately $0.1 million.

Assets Held for Sale

The Gaithersburg Property in Gaithersburg, Maryland is located on 51.57 acres and includes one building with approximately 342,000 square feet of commercial office space. The Gaithersburg Property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The Gaithersburg Property is under a net lease through 2014 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the Gaithersburg Property. The Gaithersburg Property is under contract to be sold. See Note 5, Purchase and Sale Agreement of Gaithersburg Property

Rental Properties

The Company acquired rental property in the Dorchester section of Boston, Massachusetts in March 2001. The Dorchester Property is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The Dorchester Property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the Dorchester Property. The Dorchester Property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the Dorchester Property.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes.

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of December 20, 2010, the holders of 4,264,312 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 152,265 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of September 30, 2010 and 2009, exchangeable redeemable preferred stock – unredeemed was $813,665 and $821,259, respectively.

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

Also, two other holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. The two other lawsuits brought by former holders of the Exchangeable Redeemable Preferred Stock are entitled Rainero v. Archon Corporation, District of Nevada, Case No. 2:07-cv-01553, and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

In the Leeward Capital matter, both the Leeward Plaintiffs and the Company have filed motions for summary judgment. The Leeward Plaintiffs have made arguments similar to the Laminar Plaintiffs in their motion. In its motion for summary judgment, the Company argues that the request for a redemption price of $8.69 per share is contrary to the express language of the Certificate and that the Leeward Plaintiffs purchased their shares with actual knowledge of how the Company was calculating the redemption price. No hearing has been held on the motions and the Company is awaiting the decision from the District Court.

The Rainero action is purported to be brought on behalf of David Rainero individually as well as a class of all former preferred shareholders, although a class has not yet been certified by the District Court. The District Court has set a deadline of December 6, 2010 by which Mr. Rainero must file any motion for class certification. Mr. Rainero is scheduled to be deposed in early January of 2011. The Company intends to oppose any motion for class certification that may be filed.

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

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its nonrecourse debt, the Company has total interest-bearing debt at September 30, 2010 of approximately $5.0 million, of which approximately $5.0 million bears interest at a variable rate (approximately 6% at September 30, 2010). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% would cause an approximate $0.1 million change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, management believes that exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 8.	FINANCIAL STATEMENTS

INDEX

TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Archon Corporation

Las Vegas, NV 89030

We have audited the accompanying consolidated balance sheets of Archon Corporation and Subsidiaries (“the Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. Archon Corporation and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Archon Corporation and Subsidiaries as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
December 20, 2010

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

as of September 30,

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,578,555	$31,646,498
Investment in marketable securities	17,773,265	5,995,289
Accounts receivable, net	189,895	170,935
Inventories	152,437	231,689
Prepaid expenses and other	901,451	945,167
Assets held for sale, current	469,061	319,903
Deferred tax assets	472,916	512,695

Total current assets	29,537,580	39,822,178

Assets held for sale	54,362,434	55,038,002

Property and equipment:
Rental property, net	87,827,133	89,511,868
Land used in operations	3,960,589	3,925,589
Buildings and improvements	25,704,561	25,751,045
Machinery and equipment	8,331,826	8,264,373
Accumulated depreciation	(28,621,442)	(28,103,429)

Property and equipment, net	97,202,667	99,349,446

Other assets	3,020,626	2,774,685

Total assets	$184,123,307	$196,984,309

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets – (continued)

as of September 30,

	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,000,000	$7,866,659
Accounts payable	1,277,560	2,099,581
Accrued and other liabilities	2,222,201	2,722,690
Exchangeable redeemable preferred stock - unredeemed	813,665	821,259
Current liabilities - assets held for sale	3,718,020	3,342,837
Current liabilities - deferred rent income	3,426,648	3,426,648

Total current liabilities	16,458,094	20,279,674
Long-term debt - assets held for sale	33,541,444	37,114,921
Nonrecourse debt	31,199,288	31,199,288
Deferred tax liabilities	21,513,085	21,828,674
Deferred rent income	29,983,170	33,409,818

Total liabilities	132,695,081	143,832,375

Stockholders’ equity:
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 per share liquidation value, authorized – 10,000,000 shares; none issued and outstanding	0	0
Common stock, $.01 par value; authorized – 100,000,000 shares; issued and outstanding – 6,316,576 and 6,316,576 shares	63,166	63,166
Additional paid-in capital	63,247,158	62,982,941
Accumulated deficit	(7,506,070)	(8,737,568)
Accumulated other comprehensive loss	(286,655)	(1,044,883)

	55,517,599	53,263,656
Less notes receivable from principal stockholders	(57,841)	(111,722)
Less treasury common stock – 298,632 and 0 shares, at cost	(4,031,532)	0

Total stockholders’ equity	51,428,226	53,151,934

Total liabilities and stockholders’ equity	$184,123,307	$196,984,309

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30,

	2010	2009
Revenues:
Casino	$12,176,023	$16,031,670
Hotel	1,477,070	1,692,351
Food and beverage	4,352,492	5,796,852
Rental properties	7,590,720	10,712,624
Other	983,972	1,701,173

Gross revenues	26,580,277	35,934,670
Less casino promotional allowances	(3,113,934)	(3,961,978)

Net operating revenues	23,466,343	31,972,692

Operating expenses:
Casino	7,630,431	9,772,212
Hotel	625,005	762,821
Food and beverage	2,749,367	3,894,093
Other	299,570	631,253
Selling, general and administrative:
Corporate	3,054,182	3,420,654
Other	3,017,027	3,074,829
Utilities and property expenses	3,816,044	4,113,134
Depreciation	2,332,927	2,584,433
Loss on impairment of assets	0	3,500,000
Gain on sale / disposal of assets	0	(9,000)

Total operating expenses	23,524,553	31,744,429

Operating income (loss)	(58,210)	228,263
Other income and (expense):
Interest expense	(4,403,010)	(5,260,299)
Gain (loss) on sale of marketable securities	90,382	(1,043,551)
Interest and other income	1,094,511	1,172,533

Loss before income tax benefit	(3,276,327)	(4,903,054)
Federal income tax benefit from continuing operations	2,152,459	2,406,687

Loss from continuing operations	(1,123,868)	(2,496,367)
Discontinued operations gain, net of tax expense of $1,268,275 and $517,444, respectively	2,355,366	960,968

Net income (loss)	$1,231,498	$(1,535,399)

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

For the Years Ended September 30,

	2010	2009
Average common shares outstanding	6,092,602	6,360,015

Average common and common equivalent shares outstanding	6,092,602	6,360,015

Loss from continuing operations per common share
Net basic loss per common share	$(0.19)	$(0.39)

Diluted loss per common share	$(0.19)	$(0.39)

Discontinued operations gain, net of tax per common share
Net basic income per common share	$0.39	$0.15

Diluted income per common share	$0.39	$0.15

Income (loss) per common share
Net basic income (loss) per common share	$0.20	$(0.24)

Diluted income (loss) per common share	$0.20	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements Comprehensive Income (Loss)

For the Years Ended September 30,

	2010	2009
Net income (loss)	$1,231,498	$(1,535,399)
Unrealized gain (loss) on marketable securities, net of income taxes of $408,277 and $(37,642)	758,228	(69,905)

Comprehensive income (loss)	$1,989,726	$(1,605,304)

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2010 and 2009

	Preferred Stock $	Common Stock	Common Stock $	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Stockholders	Treasury Stock	Total
Balances, October 1, 2008	0	6,329,177	$63,292	$63,300,848	$(7,202,168)	$(974,978)	$(111,722)	$(87,774)	$54,987,498
Net loss					(1,535,399)				(1,535,399)
Purchase of treasury stock				77,451				(307,710)	(230,259)
Common shares retired		(12,601)	(126)	(395,358)				395,484	0
Unrealized loss on marketable securities						(69,906)			(69,906)

Balances, September 30, 2009	0	6,316,576	63,166	62,982,941	(8,737,568)	(1,044,883)	(111,722)	0	53,151,934
Net income					1,231,498				1,231,498
Purchase of treasury stock				264,217				(4,031,532)	(3,767,315)
Payment received on note receivable from stockholders							53,881		53,881
Unrealized gain on marketable securities						758,228			758,228

Balances, September 30, 2010	$0	6,316,576	$63,166	$63,247,158	$(7,506,070)	$(286,655)	$(57,841)	$(4,031,532)	$51,428,226

The accompanying notes are an integral part of these consolidated financial statements

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30,

	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,231,498	$(1,535,399)
Discontinued operations gain, net of tax effect	(2,355,366)	(960,968)

Net loss from continuing operations	(1,123,868)	(2,496,367)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	2,332,927	2,584,433
Interest expense from amortization of debt issuance costs	21,584	217,197
Non-cash gain on land acquired	(35,000)	0
Loss on impairment of assets	0	3,500,000
Gain on sale of assets, continuing operations	0	(9,000)
(Gain) loss on sale of marketable securities	(90,382)	1,043,551
Change in operating assets and liabilities:
Accounts receivable	(18,960)	(26,125)
Inventories	79,252	110,690
Prepaid expenses and other	43,716	426,114
Deferred income taxes	(482,038)	(2,406,687)
Other assets	(267,525)	570,216
Accounts payable	(822,021)	(749,120)
Interest payable	0	(51,269)
Accrued and other liabilities	(236,272)	(1,751,586)
Other liabilities	(3,426,648)	(2,276,199)

Net cash used in operating activities	(4,025,235)	(1,314,152)
Cash flows from investing activities:
Proceeds from sale or (disposal) of assets	0	9,000
Capital expenditures	(151,148)	(1,326,215)
Marketable securities purchased	(14,120,263)	(7,661,316)
Marketable securities sold or redeemed	3,599,174	6,246,266

Net cash used in investing activities	(10,672,237)	(2,732,265)
Cash flows from financing activities:
Payments on line of credit	(2,866,659)	(1,977,032)
Payments on nonrecourse debt and obligation under capital lease	0	(82,498)
Common stock purchased and retired	(4,031,532)	(230,259)
Proceeds from notes receivable from stockholder	53,881	0
Exchangeable redeemable preferred stock redeemed	(7,594)	(13,088)

Net cash used in financing activities	(6,851,904)	(2,302,877)

Decrease in cash and cash equivalents from operations, investing, and financing activities	(21,549,376)	(6,349,294)
Cash flows from discontinued operations
Cash flows from operating activities	2,667,659	3,208,115
Cash flows from financing activities-payment on mortgage obligation	(3,185,887)	(3,185,887)

Net cash provided by (used in) discontinued operations	(518,567)	22,228

Decrease in cash and cash equivalents	(22,067,943)	(6,327,066)
Cash and cash equivalents, beginning of year	31,646,498	37,973,564

Cash and cash equivalents, end of year	$9,578,555	$31,646,498

The accompanying notes are an integral part of these Consolidated Financial Statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2010, and 2009

1.	BASIS OF PRESENTATION AND GENERAL INFORMATION

The primary business operations of Archon Corporation (the “Company” or “Archon”) are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, currently rented through its wholly-owned subsidiary, Sahara Las Vegas Corp. (“SLVC, Corp”). It also owns rental properties in the Dorchester section of Boston, Massachusetts and in Gaithersburg, Maryland which are both currently rented through its wholly-owned subsidiary, SFHI, Inc.

The Company’s primary business is casino and hotel operations. Casino and hotel revenues represent 65% and 63% of total revenues for the periods ended September 30, 2010 and 2009, respectively. The Company has rental property operations which consist of 32% and 34% of total revenues for the years ended September 30, 2010 and 2009, respectively.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could very from estimates.

Cash and Cash Equivalents

Highly liquid investments that mature or are otherwise contractually redeemable in cash within 90 days from the date of purchase are treated as cash equivalents. These investments are stated at cost which approximates their market value.

Fair Value

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaid expense and accounts payable approximate the respective fair values due to the short maturities of these items. See Note 12

Uninsured Deposits

At various times during the period and subsequently, the Company maintained account balances that may have exceeded federally and/or institutionally insured limits, and the risk of losses related to such concentrations may be increasing as a result of future economic developments affecting financial institutions.

Investment in Marketable Securities

Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at September 30, 2010 and 2009 include investments in corporate bonds.

Marketable securities held by Merrill Lynch, MorganStanley – SmithBarney, Contango Capital Advisors, and UBS Financial Services (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the consolidated statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers. During fiscal 2010, the Company did not record an impairment charge regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was temporary. At September 30, 2010 and 2009, investments in equity securities available-for-sale included common and preferred stocks.

Included in “Gain (loss) on sale of marketable securities” in the consolidated statements of operations are approximately $0.1 million realized gain and $(1.0) million realized (loss) for the years ended September 30, 2010 and 2009, respectively. The Company recorded approximately $(0.3) million and $(1.0) million of other comprehensive (loss) associated with unrealized (losses) net of tax effect, associated with unrealized losses on these investments during the years ended September 30, 2010 and 2009, respectively.

The following is a summary of available-for-sale marketable securities as of September 30, 2010 and 2009:

	2010
	Cost	Unrealized Gains	Unrealized (Losses)	Market or Fair Value
Debt securities	$9,806,819	$428,459	$(27,069)	$10,208,209
Equity securities	8,407,454	616,271	(1,458,669)	7,565,056

Total	$18,214,273	$1,044,730	$(1,485,738)	$17,773,265

	2009
	Cost	Unrealized Gains	Unrealized (Losses)	Market or Fair Value
Debt securities	$3,260,893	$230,700	$(19,833)	$3,471,760
Equity securities	4,341,909	228,720	(2,047,100)	2,523,529

Total	$7,602,802	$459,420	$(2,066,933)	$5,995,289

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of September 30, 2010 and 2009:

	2010
Description	Unrealized Gains	Unrealized (Losses) Short-term	Unrealized (Losses) Long-term	Deferred Tax (Benefit)	Other Comprehensive Income / (Loss)
Debt securities	$428,460	$(24,313)	$(2,756)	$140,487	$260,904
Equity securities	616,270	(6,728)	(1,451,941)	(294,839)	(547,559)

Total	$1,044,730	$(31,041)	$(1,454,697)	$(154,352)	$(286,655)

	2009
Description	Unrealized Gains	Unrealized (Losses) Short-term	Unrealized (Losses) Long-term	Deferred Tax (Benefit)	Other Comprehensive Income / (Loss)
Debt securities	$230,699	$(958)	$(18,875)	$73,803	$137,063
Equity securities	228,721	(464,058)	(1,583,042)	(636,433)	(1,181,946)

Total	$459,420	$(465,016)	$(1,601,917)	$(562,630)	$(1,044,883)

The Company recorded the combined total of unrealized gains and (losses) disclosed in the above tables, on the balance sheet with 65% as accumulated other comprehensive loss, and 35% as deferred income taxes, in the amounts shown in the above tables.

The following is a summary of the proceeds from sale of marketable securities and the gains or losses reclassified from Other Comprehensive Income (OCI) as of September 30, 2010 and 2009:

	2010
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss) Reclassified From OCI
Debt securities	$0	$0	$0	$0
Equity securities	3,599,174	201,499	(111,117)	90,382

Total	$3,599,174	$201,499	$(111,117)	$90,382

	2009
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss) Reclassified From OCI
Debt securities	$12,769	$0	$(293,582)	$(293,582)
Equity securities	8,320,599	85,797	(835,766)	(749,969)

Total	$8,333,368	$85,797	$(1,129,348)	$(1,043,551)

The Company classifies securities that have a readily determinable fair value and are not bought and not held principally for the purpose of selling them in the near term as securities available-for-sale, pursuant to FASB ASC 320-10, Investments-Debt & Equity Securities. Under FASB ASC 320-10, unrealized holding gains and losses for available-for-sale securities shall be excluded from earnings and reported in other comprehensive income until realized.

Inventories

Food, beverage, gift shop and other inventories are stated at the lower of first-in, first-out cost or market.

Property and Equipment

Property and equipment, including rental properties, is stated at cost less accumulated depreciation. Costs of maintenance and repairs that neither materially add to the value of the asset nor appreciably prolong its life are expensed as incurred. Depreciation is provided over the estimated useful lives of the assets, which for leasehold improvements is limited to the remaining term of the leases. See Note 7

Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms. The length of depreciation periods for buildings and improvements is seven to 40 years and for machinery and equipment three to 15 years.

During the fiscal years ended September 30, 2010 and 2009, impairment losses of $0 million and $3.5 million, respectively, were recorded with respect to the Pioneer operating assets.

The following tables show a roll-forward of gross carrying value and accumulated depreciation by asset class for the fiscal years ended September 30, 2010 and 2009:

	2010
Description	Carrying Value 10/01/09	Additions and Deletions	Depreciation	Impairment Write Down	Carrying Value 09/30/10
Rental property:
Las Vegas Strip – land	$21,504,400	$725	$0	$0	$21,505,125
Machinery and equipment		79,294			79,294
Washoe County – land	55,700				55,700
Dorchester – warehouse:
Land	15,000,000				15,000,000
Buildings and improvements	67,418,633				67,418,633
Machinery and equipment	0				0
Allowance for depreciation	(14,466,865)		(1,685,460)		(16,152,325)

	67,951,768	0	(1,685,460)	0	66,266,308

Subtotal	89,511,868	80,019	(1,685,460)	0	87,906,427

Property used in operations:
Archon Corporate Offices:
Buildings and improvements	65,836	(65,836)			0
Machinery and equipment	772,092	(21,340)			750,752
Allowance for depreciation	(587,715)	87,176	(104,398)		(604,936)

	250,213	0	(104,398)	0	145,816

Pioneer Hotel & Gambling Hall:
Land	3,925,589	35,000			3,960,589
Buildings and improvements	25,685,209	19,352			25,704,561
Machinery and equipment	7,492,280	9,498			7,501,779
Allowance for depreciation	(27,515,713)	42,279	(543,069)		(28,016,505)

	9,587,385	106,129	(543,069)		9,150,424

Subtotal	9,837,578	106,129	(647,467)		9,296,240

Property and equipment, net	$99,349,446	$186,148	$(2,332,927)	$0	$97,202,667

Property included in assets held for sale:
Gaithersburg – Warehouse:
Land	$23,000,000	$0	$0	$0	$23,000,000
Buildings & Improvements	36,600,000				36,600,000
Machinery & Equipment	3,000,000				3,000,000
Allowance for depreciation	(10,853,750)				(10,853,750)

Property and equipment, net	$51,746,250	$0	$0	$0	$51,746,250

	2009
Description	Carrying Value 10/01/08	Additions and Deletions	Depreciation	Impairment Write Down	Carrying Value 09/30/09
Rental property:
Las Vegas Strip – land	$21,504,400	$0	$0	$0	$21,504,400
Washoe County – land	55,700				55,700
Dorchester – warehouse:
Land	15,000,000				15,000,000
Buildings and improvements	67,418,633				67,418,633
Machinery and equipment	0				0
Allowance for depreciation	(12,781,405)		(1,685,460)		(14,466,865)

	69,637,228		(1,685,460)		67,951,768

Subtotal	91,197,328		(1,685,460)		89,511,868

Property used in operations:
Archon Corporate Offices:
Buildings and improvements	68,920	(3,084)			65,836
Machinery and equipment	1,097,750	(325,658)			772,092
Allowance for depreciation	(782,999)	343,736	(148,452)		(587,715)

	383,671	14,994	(148,452)		250,213

Pioneer Hotel & Gambling Hall:
Land	3,925,589				3,925,589
Buildings and improvements	27,757,385	1,204,293		(3,276,469)	25,685,209
Machinery and equipment	7,608,883	106,928		(223,531)	7,492,280
Allowance for depreciation	(26,765,192)		(750,521)		(27,515,713)

	12,526,665	1,311,221	(750,521)	(3,500,000)	9,587,365

Subtotal	12,910,336	1,326,215	(898,973)	(3,500,000)	9,837,578

Property and equipment, net	$104,107,664	$1,326,215	$(2,584,433)	$(3,500,000)	$99,349,446

Property included in assets held for sale:
Gaithersburg – Warehouse:
Land	$23,000,000	$0	$0	$0	$23,000,000
Buildings & Improvements	36,600,000				36,600,000
Machinery & Equipment	3,000,000				3,000,000
Allowance for depreciation	(9,938,750)		(915,000)		(10,853,750)

Property and equipment, net	$52,661,250	$0	$(915,000)	$0	$51,746,250

Long-Lived Assets

The Company applies the provisions of FASB ASC 360-10, Property, Plant and Equipment, where applicable to all long-lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized in the fourth quarter, based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Management concluded that Pioneer Hotel and Casino revenues have continued to decline as a result of the ongoing downturn in the economy. During the year ended September 30, 2010 there were numerous banks failures, significant declines in gaming revenues in the area, and significant and continuing declines in the housing and labor markets. To compensate for the continuing decline in revenues, management has initiated strong measures, which produced a $3.8 million improvement to operating income. Even after deducting $3.5 million for the impairment taken fiscal year 2009, there was a $0.3 million improvement in operations.

After a continued decline in revenues of the Pioneer Hotel and Casino and the further decline in the economy, management was compelled to perform another cash flow analysis for the year ended September 30, 2010, to determine if an additional impairment loss was appropriate. After the asset group was tested and analyzed, using the fiscal year ended September 30, 2010 departmental cost and expense ratios going forward, management determined that an additional impairment loss for the fiscal year ended September 30, 2010, was not required.

Debt Issuance Costs

Debt issuance costs incurred in connection with financing the acquisition of rental property are included in other assets in the accompanying consolidated balance sheets and are being amortized over the remaining loan period on the straight-line method, which approximates the effective interest method. The total capitalized as debt issuance cost is $2.8 million, and the amount amortized is $0.2 million for fiscal years ended September 30, 2010 and 2009. Total debt issuance costs remaining to be amortized are $0.8 million and $1.0 million as of September 30, 2010 and 2009.

Slot Club Liability

The Pioneer has a program called the “Bounty Hunter Round-Up Club” (the “Club”) that was established to encourage repeat business from frequent and active slot and table game customers. A member of the Club accumulates points in the member’s account for play on slot machines and table games that can be redeemed for cash, free gifts, food and beverages and additional points redeemable for free play. Included in accrued expenses are approximately $0.7 million and $0.9 million at September 30, 2010 and 2009, for estimated redemption value of points accumulated by patrons.

Revenue Recognition and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and cash value of points and coupons earned by the slot club members totaling $0.4 million and $0.6 million for the years ended September 30, 2010 and 2009, have been recognized as a direct reduction of casino revenue. Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer.

In accordance with industry practice, the retail value of room, food, beverage and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in revenues as follows (dollars in thousands):

	2010	2009
Food and beverage	$2,542	$3,265
Hotel	561	681
Other	10	16

Total	$3,113	$3,962

The estimated cost of providing these promotional services has been reported in the accompanying consolidated statements of operations as an expense of each department granting complimentary services. The table below summarizes the departments’ costs of such services (dollars in thousands):

	2010	2009
Food and beverage	$2,681	$2,503
Hotel	384	513
Other	5	3

Total	$3,070	$3,019

Rental revenue from rental properties is recognized as earned on a straight-line basis over the term of the lease. When rental payments received exceed rents earned and recognized, the difference is recorded as deferred rental income in the liabilities section of the balance sheet, and conversely, when rents earned and recognized exceed rental payments received, the difference is recorded as other assets.

Other Revenue

Other revenue at September 30, 2010 and 2009 consisted of the following (dollars in thousands):

	2010	2009
Rent	$44	$13
Retail	180	372
Miscellaneous	760	1,316

Total other income	$984	$1,701

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

Concentrations of revenue by segment as of September 30, 2010 and 2009 follows (dollars in thousands)

	2010
Pioneer	$15,281	65%

Rental properties	$7,591	32%

Other and eliminations	$594	3%

	2009
Pioneer	$20,293	63%

Rental properties	$10,713	34%

Other and eliminations	$967	3%

Legal Defense Costs

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but, rather, records such as period costs when the services are rendered.

Advertising Costs

The Company charges advertising costs to operations when incurred. The Company does not use direct-response advertising. Cost of advertising was $0.1 million for both the 2010 and 2009 fiscal years.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company recorded a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) now known as ASC 740, to account for our uncertain tax positions. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.

Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with FASB ASC 260-10, Earnings per Share. FASB ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Dilutive stock options of approximately 741,500 were not included in calculations of diluted income per common share for the fiscal year ended September 30, 2010, and 2009 as the options were out of the money and, therefore, would be anti-dilutive. Furthermore, diluted EPS was not calculated as of September 30, 2009 due to losses incurred in the fiscal year. The calculation would be anti-dilutive.

As of August 31, 2007, the Company called for the redemption of all outstanding shares of its Exchangeable Redeemable Preferred Stock at a redemption price of $5.241 per share, which sum included earned and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to earn dividends. As of the date of the preparation of these financial statements, the holders of 4,264,312 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price. See note 9

Recently Issued Accounting Standards

FASB ASC 810-10: In June 2009, the FASB issued FASB ASC 810-10, Consolidation. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted FASB ASC 810-10 during fiscal year 2010. The adoption of FASB ASC 810-10 did not have a material impact on the consolidated financial statements.

FASB ASC 860-10: In June 2009, the FASB issued FASB ASC 860-10, Transfers and Servicing. FASB ASC 860-10 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company adopted FASB ASC 860-10 during fiscal year 2010. The adoption of FASB ASC 860-10 did not have a material impact on the consolidated financial statements.

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

FASB ASC 820-10: In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications

The current portion of deferred rent associated with the Dorchester and rent receivable with the Gaithersburg rental property has been reclassified to current assets and liabilities- deferred rent receivable $0.5 million to assets and deferred rent income, totaling $3.7 million to liabilities as of September 30, 2009.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2010 and 2009 consisted of the following:

	2010	2009
Casino and hotel	$450,889	$203,041
Less: allowance for doubtful accounts	(260,994)	(32,106)

Balance, end of year	$189,895	$170,935

Changes in the allowance for doubtful accounts for the years ended September 30, 2010 and 2009 were as follows:

	2010	2009
Balance, beginning of year	$32,106	$38,222
Provision	228,888	2,681
Accounts written-off	0	(8,797)

Balance, end of year	$260,994	$32,106

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

4.	RENTAL PROPERTY

The property in the Dorchester section of Boston, Massachusetts includes several buildings used for commercial office space. The property is under a net lease through 2020 with a single tenant. Under the lease, the tenant is responsible for substantially all obligations related to the property. The property was acquired in fiscal year 2001 for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the property. The Company allocated approximately $15.0 million of the purchase price to land and the balance to building and improvements. The loan issue costs incurred to acquire the property recorded in other assets in the accompanying Consolidated Balance Sheets are being amortized over the remaining loan period. Deferred prepaid rental revenue at September 30, 2010 and 2009 in the amounts of $33.4 million and $36.8 million, respectively, is presented in the accompanying Consolidated Balance Sheets. See Note 2, Debt Issue Cost and Note 6

The following table shows the schedule of rent proceeds that will be used to meet future debt obligations related to the Dorchester property (dollars in thousands).

	Rental Income Due by Period
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
Dorchester	$3,800	$3,800	$3,800	$3,800	$3,800	$18,100	$37,100

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases the Property to two different lessees for an aggregate amount of $9,500 per month. The leases may be terminated in the event the property is sold or developed by the Company.

5	PURCHASE AND SALE AGREEMENT OF GAITHERSBURG PROPERTY

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon (the “Gaithersburg Property”), located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Property will be $76,340,000. The Agreement provided the County with a 90-day feasibility period during which the County determined that the Property is suitable for its intended use, and the County will now proceed to close escrow by notifying the Company of the closing date, which date may be no sooner than 90 days from the date of notice and no later than April 30, 2014.

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Gaithersburg Property until the earlier of (i) completion of its purchase of the Gaithersburg Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2,125,000, $1,725,000 of which was paid on October 1, 2009, with the balance of $400,000 paid on July 1, 2010. Due to the pending sale of this property, the related results of operations have been reported as discontinued operations.

Assets Held for Sale

The Company reviewed the guidance provided by FASB ASC 360-10-45-11, and thus has classified the assets associated with the Gaithersburg Property as held for sale. The following summarizes the components classified as held for sale as of September 30, 2010 and 2009:

	2010	2009
Current portion of deferred rent	$469,061	$319,903

Long-term assets held for sale:
Loan Issue Cost	$722,802	$929,310
Deferred Rent	1,893,382	2,362,442
Property and equipment
Land	23,000,000	23,000,000
Buildings & Improvements	36,600,000	36,600,000
Machinery & Equipment	3,000,000	3,000,000
Allowance for depreciation	(10,853,750)	(10,853,750)

	51,746,250	51,746,250

Total	$54,362,434	$55,038,002

Liabilities on Assets Held for Sale

The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of the Gaithersburg Property. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014 and the building is subject to acquisition by the County before that date. The Company anticipates that the future tenant payments related to the net leases will be sufficient to fund required payments under the first mortgage notes and IRC Section 467 debt. The principal balance due as of September 30, 2010 and 2009 was $37.3 million and $40.5 million, respectively. The following debt table is related to assets held for sale:

	2010	2009
Interest payable	$144,542	$156,949
Current portion of debt	3,573,478	3,185,888

Total current liabilities	3,718,020	3,342,837
Long-term debt less current portion	33,541,444	37,114,921

Total	$37,259,464	$40,457,758

The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. The Company anticipates that the future tenant payments related to the net leases will be sufficient to fund required payments under the first mortgage notes and Section 467 debt.

2011	$3,573,478
2012	3,986,926
2013	4,447,564
2014	25,106,954

Total	$37,114,922

Discontinued Operations

As a result of the pending sale of the Gaithersburg Property, the result of operations related to Gaithersburg Property has been reflected as discontinued operations.

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

	2011	2012	2013	2014	Total
Gaithersburg Property	$6,116	$6,268	$6,425	$4,257	$23,066

6	DEBT

Loans Payable

The Company’s wholly owned subsidiary, SLVC, secured and maintained a $15.0 million line of credit with a financial institution, which a total of $5.0 million was drawn and outstanding as of September 30, 2010. The loan and promissory note, were secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Property”). The SLVC line of credit loan was guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and Suzanne Lowden, Secretary/Treasurer of SLVC.

The September 30, 2010 line of credit balance consisted of $5.0 million outstanding under the line of credit referenced above.

The Company’s Chairman of the Board and CEO has personally guaranteed certain loans for which the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balance per calendar quarter. These loan fees were disclosed in the annual report for fiscal year ended September 30, 2009. Mr. Lowden has agreed to forgo payment of the loan fees which were accrued prior to the fiscal year ended September 30, 2009. Accordingly, loan guarantee fees accrued prior to the fiscal year ended September 30, 2009, in the amount of $0.3 million, has been transferred to additional paid-in capital, with a corresponding reduction in the remaining amount accrued. The accrual increased slightly during the fiscal year ended September 30, 2010 with no significant change from the remaining $0.1 million in fiscal year ended September 30, 2009.

Nonrecourse Debt Obligations

As discussed in note 4, the Company assumed $77.3 million of indebtedness, consisting of approximately $75.1 million of first mortgage indebtedness, $43.9 million with an interest rate of 10.2% and $31.2 million with an interest rate of 12.18% and $2.2 million of indebtedness under of the Internal Revenue Code of 1986, as amended, (the “Code”) Section 467 (“Section 467”), in connection with its acquisition on March 2, 2001 of the commercial office building located in the Dorchester section of Boston, Massachusetts. The building is under a net lease through June 2020, requiring that the lease payments be applied to the outstanding indebtedness. The first mortgage indebtedness is nonrecourse and matures in June 2020 to coincide with the end of the lease term.

The scheduled maturities of long-term debt as of September 30, 2010 are as follows:

2011	$0
2012	0
2013	0
2014	0
2015	0
Thereafter	31,199,288

Total	$31,199,288

7	LEASES

At September 30, 2010 the Company had a noncancellable operating lease for real property that expires in 2078 and other minor operating leases for corporate offices. Under most of the leases, the Company, as lessee, pays the taxes, insurance and the operating expenses related to the leased property.

Future aggregate minimum lease payments as of September 30, 2010 are as follows:

2011	$415,757
2012	415,757
2013	415,757
2014	415,757
2015	415,757
Thereafter	24,698,223

Total	$26,724,726

Rent expense was $0.4 million and $0.4 million on all operating leases for the years ended September 30, 2010 and 2009, respectively.

8	OPEN MARKET PURCHASES OF COMPANY COMMON STOCK

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

On January 8, 2010, the Company purchased a grouping of shares of common stock of the Company sufficient to cause it to effectively reach the maximum shares allotted to be purchased pursuant to the Rule and Release referenced above (when combined with prior program purchases since December 2008). As a result, the Company, on January 13, 2010, announced the close of the common stock purchase program with an effective date of January 8, 2010.

The Company is in possession of sufficient and available liquid funds to undertake any open market purchase(s) of its own shares without the need for additional borrowing. The Company will be utilizing licensed securities broker-dealers to effect any open market purchases.

The table below summarizes the Company’s buy back of its common stock for the last 12-month period ended September 30, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning balance	15,736	$19.56	15,736	300,479
October 2009			15,736	300,479
November 2009			15,736	300,479
December 2009			15,736	300,479
January 2010	298,632	13.50	314,368	1,847
February 2010			314,368	1,847
March 2010			314,368	1,847
April 2010			314,368	1,847
May 2010			314,368	1,847
June 2010			314,368	225,000
July 2010			314,368	225,000
August 2010			314,368	225,000
September 2010			314,368	225,000
Ending balance	314,368	$13.80	314,368	225,000

As of September 30, 2009, the Company retired 15,736 of the shares repurchased.

On November 3, 2010, the Company purchased 225,000 shares on this program. See Note 18

9	REDEMPTION OF THE COMPANY’S PREFERRED STOCK AND REDEMPTION PRICE DISPUTES

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of December 20, 2010, the holders of 4,264,312 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 152,265 shares have yet to be surrendered and still have the right to receive their payment due without interest. As of September 30, 2010 and 2009, exchangeable redeemable preferred stock – unredeemed was $813,665 and $821,259, respectively.

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

Also, two other holders of the Exchangeable Redeemable Preferred Stock filed Complaints, both alleging essentially the same claim as the first complaint related to the case set forth immediately above. The two other lawsuits brought by former holders of the Exchangeable Redeemable Preferred Stock are entitled Rainero v. Archon Corporation, District of Nevada, Case No. 2:07-cv-01553, and Leeward Capital, L.P. v. Archon Corporation, District of Nevada Case No. 2:08-cv-00007. If the plaintiffs in these two additional actions are correct, the redemption price as of August 31, 2007 should have been $8.69 per share and not $5.241 per share as calculated by the Company. If applied to all the then outstanding shares of Exchangeable Redeemable Preferred Stock, including the shares held by the Company’s officers and directors, valuation of the redemption price at $8.69 per share would increase the redemption price in excess of $15.2 million.

In the Leeward Capital matter, both the Leeward Plaintiffs and the Company have filed motions for summary judgment. The Leeward Plaintiffs have made arguments similar to the Laminar Plaintiffs in their motion. In its motion for summary judgment, the Company argues that the request for a redemption price of $8.69 per share is contrary to the express language of the Certificate and that the Leeward Plaintiffs purchased their shares with actual knowledge of how the Company was calculating the redemption price. No hearing has been held on the motions and the Company is awaiting the decision from the District Court.

The Rainero action is purported to be brought on behalf of David Rainero individually as well as a class of all former preferred shareholders, although a class has not yet been certified by the District

Court. The District Court has set a deadline of December 6, 2010 by which Mr. Rainero must file any motion for class certification. Mr. Rainero is scheduled to be deposed in early January of 2011. The Company intends to oppose any motion for class certification that may be filed.

Management is unable to estimate the minimum liability that may be incurred, if any, as a result of the outcome of each of these lawsuits and, therefore, has made no provision in the financial statements for liability related to these cases.

10	STOCK OPTION PLAN

The Company’s Stock Option Plan provides for the grant of up to approximately 1.3 million (net of options previously exercised) shares of its common stock to key employees. Currently there are approximately 522,000 stock options available for grant. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. No options were granted during the fiscal years ended September 30, 2010 and 2009. As of September 30, 2010 and 2009, there were approximately 741,500, outstanding and exercisable under the Stock Option Plan. During the fiscal years ended September 30, 2010 and 2009, no options were exercised or granted.

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 6.3 years. The average exercise price of the outstanding options at September 30, 2009 is approximately $28.09.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of September 30, 2010, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during fiscal 2010 under all plans:

	Number of Shares (000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Options outstanding at September 30, 2009:	742	$28.09	7.3 yrs.	$(5,829)
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Options outstanding at September 30, 2010	742	28.09	6.3 yrs.	$(10,262)
Options exercisable at September 30, 2010	742	28.09	6.3 yrs.	$(10,262)

As of September 30, 2010, there was no unrecognized compensation cost related to unvested stock options. There were no unvested shares at September 30, 2010.

11	INCOME TAXES

The provision for income taxes consisted of the following:

	2010	2009
	(Dollars in thousands)
Current provision	$0	$0
Deferred provision (benefit)	(276)	(1,889)

Total provision (benefit) for income taxes	$(276)	$(1,889)

Effective statutory income tax rate	35.0%	35.0%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	2010	2009
	(Dollars in thousands)
Tax provision at statutory rate (35%)	$0	$0
Deferred provision (benefit)	(276)	(1,889)

Total provision (benefit) for income taxes	$(276)	$(1,889)

The components of the deferred tax assets and liabilities consist of the following:

	2010	2009
	(Dollars in thousands)
Deferred tax liabilities:
Differences in timing of prepaid expenses	$(303)	$(214)
Fixed asset basis, depreciation and amortization	(23,201)	(23,150)
Land	(2,236)	(2,236)

Total deferred tax liabilities	(25,740)	(25,600)

Deferred tax assets:
Net operating loss carryforward	2,976	2,629
Differences in timing of uncollectable accounts	80	14
Unrealized losses on marketable securities	573	563
Stock based compensation	844	844
Employee compensation and benefits	123	150
Tax credits and charitable deduction carryforwards	104	84

Total deferred tax assets	4,700	4,284

Valuation allowance	0	0

Net deferred tax asset (liability)	$(21,040)	$(21,316)

Recorded as:
Current deferred tax assets	$473	$513
Non-current deferred tax liabilities	(21,513)	(21,829)

Net deferred tax asset (liability)	$(20,040)	$(21,316)

At September 30, 2010 and 2009 the Company has determined that a valuation allowance is not needed to reduce deferred tax assets as the amount of future tax benefit is more likely than not to be realized.

At September 30, 2010, the Company had federal net operating loss carryforwards of approximately $8.5 million. These losses expire in various years between fiscal 2023 and fiscal 2029, and are subject to limitations on their utilization.

At September 30, 2010, the Company had charitable deduction carryforwards of approximately $296 thousand. These deductions expire in various years between fiscal 2010 and fiscal 2015, and are subject to limitations on their utilization.

The Company recognized no interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations during both fiscal 2010 and fiscal 2009.

12	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of its unredeemed preferred stock to be approximately $0.8 million at September 30, 2010 based upon the redemption price of $5.241 per share. The Company estimates that its debt and all other financial instruments have a fair value that approximates their recorded amounts, except for its nonrecourse debt associated with a rental property owned in Massachusetts. The debt, which bears interest at 12.18% and matures in 2020, has an estimated fair value of approximately $6 million greater than its carrying amount at September 30, 2010 of approximately $31.2 million. The interest rate used to discount the notes and estimate the fair value was 7%, the same interest rate that is associated with similar nonrecourse debt of the Company.

Accounting standards define fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. These standards also establish a valuation hierarchy for inputs in measuring fair value that maximizes the use of observable inputs (inputs market participants would use based on market data obtained from sources independent of the Company) and minimizes the use of unobservable inputs (inputs that reflect the Company’s assumptions based upon the best information available in the circumstances) by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the assets or liabilities, either directly or indirectly. Level 3 inputs are unobservable inputs for the assets or liabilities. Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The fair value of the Company’s assets as of September 30, 2010 and 2009 consist of:

	Fair Value Measurements as of September 30, 2010 Using:
	Total Carrying Value as of 9/30/10	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities	$10,208,209	$10,208,209	$0	$0
Equity securities	7,565,056	7,565,056

Total	$17,773,265	$17,773,265	$0	$0

	Fair Value Measurements as of September 30, 2009 Using:
	Total Carrying Value as of 9/30/09	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Debt securities	$3,471,760	$3,471,760	$0	$0
Equity securities	2,523,529	2,523,529	0	0

Total	$5,995,289	$5,995,289	$0	$0

13	EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) for its eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees, including the Company’s executive officers. Employee contributions to the Plan are discretionary. The Plan allows eligible employees to contribute, on a pre-tax basis, up to 6% of their gross salary to the plan; the Company was obligated to match 25% of such employee contributions made until April 30, 2009 when the Company match component was terminated. Employees may also contribute, on a pre-tax basis, up to an additional 9% of their gross salary, and, on a post-tax basis, up to an additional 10% of their salary. Such contributions are not matched by the Company. The Company’s matching contributions paid in 2009 was $34,854.

14	RELATED PARTIES

The Company’s Chairman of the Board and CEO has personally guaranteed certain loans for which the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balance per calendar quarter. These loan fees were disclosed in the annual report for fiscal year ended September 30, 2009. Mr. Lowden has agreed to forgo payment of the loan fees which were accrued prior to the fiscal year ended September 30, 2009. Accordingly, loan guarantee fees accrued prior to the fiscal year ended September 30, 2009, in the amount of $0.3 million, has been transferred to additional paid in capital, with a corresponding reduction in the remaining amount accrued. The accrual increased slightly during the fiscal year ended September 30, 2010 with no significant change from the remaining $0.1 million in fiscal year ended September 30, 2009.

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the United States with respect to the technology, but which automatically renewed until 2009 and will renew for an additional two-year term unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through September 30, 2010, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs have been expended. There were no expenditures incurred during the periods ended September 30, 2010 and 2009. No royalties were paid to the patentholder during the periods presented.

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

During an approximate two-year period ended prior to the year ended September 30, 2007, the Company expended approximately $800,000 in legal fees on behalf of Duke’s in its litigation against a contractor, although the Company was not a party to the litigation. Duke’s had agreed to reimburse the Company for legal fees and other amounts owed the Company depending on potential amounts recovered, if any from the litigation. Through September 30, 2007, the Company received approximately $1.7 million, of which $800,000 has been credited against legal expense with the balance included in operating income in the prior year. The Company has negotiated with Dukes and obtained an assignment of all future payments under the judgment and settlement with the general contractor for the project. The general contractor had been notified of the assignment and will be making all future payments due under the settlement with Duke’s to the Company directly according to the terms of the settlement agreement. The Company received timely payments totaling $473,000 and $792,000, during the years ended September 30, 2010 and 2009, under the terms of the settlement agreement with Duke’s LLC from the general contractor responsible for the judgment.

On January 14, 2008, nonqualified stock options were exercised by both the brother and son of the Company’s Chairman of the Board and CEO, which were granted under the Company’s 1993 Stock Option Plan. The date of the grants was January 21, 1998 and the exercise price was $1.00 per share. 58,425 shares were exercised by the brother and 54,425 shares were exercised by the son. Both the brother and son paid the par value of $0.01 for each share of stock exercised, and signed a promissory note for the remaining balance. The son paid his promissory note in full, in July 2010, and the remaining balance of $57,841, shown as Notes receivable from stockholders, in the Company’s September 30, 2010 balance sheet, is from the brother.

On October 13, 2007 the Company sold a 2005 Ford F-150 SuperCrew Short Bed vehicle owned by the Company and transferred under a promissory installment note to the son of the Company’s Chairman of the Board and CEO. The promissory installment note was amended on April 12, 2010 to have a payment period of twelve months with a payoff on or before April 15, 2011. The remaining balance of $20,320 is included in Accounts receivable, net, in the Company’s September 30, 2010 balance sheet.

15	CONTINGENCIES

As discussed in Note 9, some holders of the Company’s Exchangeable Redeemable Preferred Stock have filed various complaints against the Company asserting that the accrued and unpaid dividend portion of the redemption price had been incorrectly calculated and the total redemption price should have been as much as $15.2 million greater than the $23.1 million set aside by the Company and are seeking a declaratory judgment and an award of damages. If the plaintiffs are correct, the redemption price as of August 31, 2007, would have been $8.69 per share and not $5.241 per share as calculated by the Company. The Company will continue to vigorously defend these lawsuits and has both procedural and substantive defenses.

In addition, the Company is subject to various lawsuits relating to routine matters incidental to its business. Although unable to estimate the minimum costs, if any, ultimately to be incurred in these and the foregoing matters, accordingly no provision has been made therefore, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

The United States has recently been experiencing a recession that has resulted in highly curtailed economic activity including, among other things, reduced casino gaming and declining real estate values, both nationwide and particularly in the Southern Nevada local market. The effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may likely be significant. In addition, the Company frequently has cash and cash equivalents on deposit substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments. However, the extent of loss, if any, to be sustained as a result of a future financial institution failure, is not subject to estimation at this time.

16	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

	2010	2009
Operating activities:
Cash paid during the period for interest	$7,040	$7,376

Non-cash investing and financing activities:
Unrealized gains (losses) on securities	$1,167	$(107)

Adjustment to redeemable preferred	$8	$13

17	SEGMENT INFORMATION

The Company’s operations are in the hotel/casino industry and the rental of commercial real estate properties. The Company’s hotel/casino operations are conducted at the Pioneer in Laughlin, Nevada. As discussed above, the Company owns rental properties held for investment in the Dorchester section of Boston, Massachusetts and Las Vegas Strip, Nevada. “Assets Held for Sale” below includes a rental property in Gaithersburg, Maryland. “Other and Eliminations” below includes financial information for the Company’s corporate operations, adjusted to reflect eliminations upon consolidation.

Segment information for continuing operations only for the years ended September 30, 2010 and 2009 consisted of (dollars in thousands):

	2010	2009
Pioneer Hotel:
Net operating revenues	$15,281	$20,293
Operating loss	(2,234)	(6,042)
Depreciation	543	751
Interest expense	104	884
Interest and other income	66	7
Loss before income taxes	(2,273)	(6,919)
Capital expenditures (2)	106	1,311
Identifiable assets (1)	11,343	12,318
Rental Properties Held for Investment:
Net operating revenues	$7,591	$10,713
Operating income	5,057	8,232
Depreciation	1,685	1,685
Interest expense	4,295	4,566
Interest and other income	5	38
Net income before income taxes	767	3,704
Capital expenditures (2)	80	0
Identifiable assets (1)	88,386	90,816
Assets Held for Sale:
Net operating revenues	$0	$0
Operating loss	0	0
Depreciation	0	0
Interest expense	0	0
Interest and other income	0	0
Discontinued operations, net of tax	2,355	961
Capital expenditures (2)	0	0
Identifiable assets (1)	54,831	55,358
Other (Including) Eliminations:
Net operating revenues	$594	$967
Operating loss	(2,881)	(1,962)
Depreciation	105	148
Interest expense	4	(190)
Interest and other income	1,024	1,128
Net income (loss) before income taxes	(1,770)	(1,688)

	2010	2009
Capital expenditures (2)	0	15
Identifiable assets (1)	29,563	38,492
Consolidated:
Net operating revenues	$23,466	$31,973
Operating income (loss)	(58)	228
Depreciation	2,333	2,584
Interest expense	4,403	5,260
Interest and other income	1,095	1,173
Net income (loss) before income taxes	(3,276)	(4,903)
Discontinued operations, net of tax	2,355	961
Capital expenditures (2)	186	1,326
Identifiable assets (1)	184,123	196,984

(1)	Identifiable assets represent total assets less elimination for intercompany items.
(2)	Includes acquisition of capital assets through non-cash activities.

18	SUBSEQUENT EVENTS

Open Market Purchases of Company Common Stock:

On November 3, 2010, the Company became legally obligated to purchase a grouping of 225,000 shares of its common stock, causing the Company to reach the maximum shares allotted to be purchased. As a result, the Company announced the close of the common stock purchase program referenced above. The Company paid for these shares from its line of credit. See Note 8

Redemption of Company Preferred Stock:

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. On October 4, 2010, the Company purchased 124 additional shares. On November 5, 2010, the Company purchased 2,861 additional shares.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.	In connection with the audit of our consolidated financial statements for the year ended September 30, 2010, our independent registered accounting firm, DeJoya Griffith & Company, LLC, reported to the audit committee of the Company’s Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

After a review of the Company’s current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to September 30, 2010, which correspond to the two material weaknesses identified above.

1.	In connection with the ineffective assessment of the Company’s internal control over financial reporting, management plans to hire an additional independent registered public accounting firm to perform our internal audit and assist with SEC compliance for purposes of all future reporting.

Management believes this remediation will remediate the corresponding material weakness described in Item 1, immediately above.

2.	In connection with the reported inadequate review and approval of certain aspects of the accounting process, management has reiterated the Company’s current review and approval processes, to insure that all accounting reconciliations and journal entries are reviewed and approved on a timely basis.

Management believes this remediation has remediated the corresponding material weakness described in Item 2, immediately above.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting, because Management’s report in the annual report was not subject to attestation by the Company’s independent registered public accounting firm, pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

The age, present position with the Company, and principal occupation during the past five years of each director and executive officer named above is set forth below:

Paul W. Lowden

Paul Lowden, 67, has served as President, Chairman of the Board and Chief Executive Officer of the Company since its formation in September 1993. Mr. Lowden held the same positions with the Company’s predecessor, Sahara Resorts, from 1982 through September 1993. Mr. Lowden is married to Suzanne Lowden. Mr. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2011.

Suzanne Lowden

Suzanne Lowden, 58, has served as a director and Executive Vice President of the Company since its formation, and had served as a director of Sahara Resorts since 1987. Mrs. Lowden was elected Vice President of Sahara Resorts in July 1992. She was also a founding board member of Commercial Bank of Nevada which was acquired by Colonial Bank in 1998. Mrs. Lowden sat on the Board of Directors of Colonial Bank of Nevada until June 2009. Mrs. Lowden served as a Nevada State Senator from November 1992 through 1996. She worked for the CBS affiliate in Las Vegas from 1977 to 1987 as an anchorwoman and reporter. Mrs. Lowden serves on the Board of Directors of the Muscular Dystrophy Association and has been elected as the chairman of the finance committee and treasurer. Mrs. Lowden served as chairman of the Nevada Republican party. Mrs. Lowden and Director Paul W. Lowden have been married for 27 years. Mrs. Lowden’s term as a director of the Company expires at the annual meeting of stockholders in 2013.

John W. Delaney

John W. Delaney, 62, has served as a director of the Company since January 1997. Mr. Delaney is currently president and chief executive officer of Central Banc Corporation., a mortgage banking firm, located in Bellevue, Washington where he has been employed since 1978. Mr. Delaney’s term as a director of the Company expires at the annual meeting of stockholders in 2012.

Howard E. Foster

Howard E. Foster, 66, has served as a director of the Company elected by holders of the Company’s Preferred Stock since May 2000. Since 1980, Mr. Foster has been the President of Howard Foster and Company, an investment advisor firm located in San Rafael, California and specializing in small capitalization stocks, turnaround situations and financially distressed companies. Prior to that time, Mr. Foster served as Chief Financial Officer of two publicly-held companies, Associated Products and Bio-Rad Laboratories, and previously worked in the audit, tax and management consulting divisions of Arthur Andersen & Co. Mr. Foster has served on the Boards of Directors of Bio-Rad Laboratories, Barringer Technologies and Nevada National Bancorporation, where he served as a director elected by preferred stockholders of Nevada National Bancorporation. Mr. Foster’s term as a special director of the Company was scheduled to expire at the Annual Meeting of stockholders in 2009, or, if earlier, the date on which the Preferred Stock interest is no longer represented on the Board. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, thereupon terminating the terms of the special directors. On November 12, 2007, Mr. Foster was appointed as a Director of the Company with a term that expires at the Annual Meeting of stockholders in 2012.

The Board of Directors of the Company considers Mr. Foster to be an independent financial expert within the meaning of Item 401(h)(2) of Regulation S-K, which generally means the Company believes Mr. Foster has an understanding of generally accepted accounting principles; the ability to assess the general application of such principles; experience preparing, auditing, analyzing, or evaluating financial statements similar to the Company’s; an understanding of internal control over financial reporting; and an understanding of audit committee functions.

William J. Raggio

William J. Raggio, 83, has served as a director, Vice President, Secretary and Corporate Counsel of the Company since its formation in September 1993 until May 1999. Mr. Raggio held the same position with Sahara Resorts from 1982 until September 1993. Mr. Raggio resigned his position on the Board of Directors of the Company and certain of its subsidiaries in May 1999 due to a potential conflict caused by his position on the board of another gaming company, a position that Mr. Raggio no longer holds. Mr. Raggio was reappointed to the Board of Directors of the Company in December 2000. Mr. Raggio is a shareholder and member of the law firm Jones Vargas of Reno, Nevada. Since 1972 he has been a Nevada State Senator. Mr. Raggio was a director of Sierra Health Services, Inc., a Nevada corporation until May 2006. Mr. Raggio’s term as a director of the Company expires at the annual meeting of stockholders in 2011.

Richard H. Taggart

Richard H. Taggart, 68, has served as a director of the Company elected by holders of the Company’s Preferred Stock since May 2006 when he was appointed by the Board of Directors to fill a resignation. Over a twenty-six year career, Mr. Taggart held various positions, such as, senior executive vice president, subsidiary president and board and executive committee member at Valley Bank and its parent, Valley Capital Corporation, where he retired from banking in 1992. He served on the Boards of

Colonial Bank of Nevada until June 2009, and the Las Vegas Country Club. He also serves on the Boulder Dam Council of the Boy Scouts of America Advisory Committee. Mr. Taggart’s term as a special director of the Company was scheduled to expire at the Annual Meeting of stockholders in 2010, or, if earlier, the date on which the Preferred Stock interest is no longer represented on the Board. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, thereupon terminating the terms of the special directors. On November 12, 2007, Mr. Taggart was appointed as a director of the Company with a term that expires at the Annual Meeting of stockholders in 2013.

Grant L. Siler

Grant L. Siler, 57, has served as Principal Accounting Officer of the Company since July 2007. Prior to being appointed as Principal Accounting Officer, Mr. Siler served as Controller of the Pioneer Hotel & Gambling Hall from May 2001 to July 2007. Prior to joining the Company, Mr. Siler served as Controller of the Flamingo Hilton Laughlin from August 1993 to May 2001.

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

Based solely on our review of the copies of the reports we received and written representations from the Company’s executive officers, directors and holders of 10% of the common stock, the Company believes that, during fiscal year 2010 there were no forms filed late with the SEC.

Code of Ethics

Pursuant to Item 406 of Regulation S-K, the Company adopted a Code of Ethics governing the behavior of the Company’s principal executive and senior financial officers.

Item 11.	EXECUTIVE COMPENSATION

The Company has three named executive officers, Mr. Paul W. Lowden, President, CEO, and Chairman of the Board; Ms. Suzanne Lowden, Executive Vice President, Secretary and Treasurer; and Mr. Grant Siler, Principal Accounting Officer. The compensation committee of the Board approved Mr. Lowden’s compensation package for the fiscal year ended 2010 which provided for an annual base salary of $550,000. Additionally, in recognition of Mr. Lowden’s efforts, the compensation committee approved a bonus in the amount of $200,000 payable in bi-weekly installments throughout fiscal year 2009-2010. There were no other executive officers serving as such at the end of the Company’s fiscal year ended September 30, 2010 that earned a total annual base salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2010, other than those named.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation	Change In Pension Value and Nonqualified Deferred Compen- sation Earnings ($(2)	All Other Compen- sation ($)(3)	Total($)
Paul W. Lowden, (1)	2010	$550,000	$200,000	$0	$0	$0	$0	$32,637	$782,637
President, CEO and Chairman of the Board	2009	550,000	200,000	0	0	0	1,947	32,896	784,843
Suzanne Lowden	2010	138,000	0	0	0	0	0	8,459	146,459
Executive Vice President, Secretary and Treasurer	2009	138,000	0	0	0	0	637	6,472	145,109
Grant L. Siler	2010	112,000	0	0	0	0	0	258	112,258
Principal Financial Officer	2009	113,840	0	0	0	0	1,034	258	115,132

(1)	See “Compensation Arrangements with Mr. Lowden.” “Compensation” for Mr. Lowden in 2010 includes annual base salary of $550,000 and bonus of $200,000.
(2)	Matching contributions made by the Company to the Retirement Savings 401(k) Plan.
(3)	Please see the table below, “All Other Compensation” Table.

All Other Compensation Table

Name and Principal Position	Year	Life Insurance Premiums	Auto Reimbursement	Household Services Reimbursement	Medical Reimbursement	Total($)
Paul W. Lowden,	2010	$7,542	$6,980	$14,976	$3,139	$32,637
President, CEO and Chairman of the Board	2009	8,868	6,954	11,165	5,909	32,896
Suzanne Lowden	2010	258	4,329	0	3,872	8,459
Executive Vice President, Secretary and Treasurer	2009	258	4,123	0	2,091	6,472
Grant L. Siler	2010	258	0	0	0	258
Principal Financial Officer	2009	258	0	0	0	258

Compensation Arrangements with Mr. Lowden (President, Chairman of the Board and CEO)

The Compensation Committee of the Company approved Mr. Lowden’s compensation package for fiscal year 2010, which provided for an annual base salary of $550,000 (the same base salary paid to Mr. Lowden in 2009). Additionally, in recognition of Mr. Lowden’s important efforts to the Company, and his extra service to the Company in directly guarantying the obligations of the Company to its lending bank, the Compensation Committee approved an annual incentive (bonus) to Mr. Lowden in the amount of $200,000 in 2010 (the same incentive bonus paid in 2009). To further assist the Company, and to maintain good cash flow, this incentive bonus is payable to Mr. Lowden in bi-weekly installments throughout fiscal year 2011. In addition the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balances per calendar quarter. The amount accrued is $35,880 and $46,720 in fiscal years 2010 and 2009.

What are the Objectives of the Company’s Compensation Program? The Compensation Program at the Company is designed to facilitate long-term and stable management. The Company has diverse activities ranging from gaming to property ownership and the range of expertise necessary for its proper operation is not easily located. Mr. Lowden is knowledgeable about the current activities of the Company and the future opportunities the Company may be presented in the near, mid and long-term. As the only compensated executive-level manager of the Company, and in addition as its majority shareholder, the Compensation Program is primarily directed towards insuring that Mr. Lowden is reasonably compensated for his services.

What is the Compensation Program Designed to Award? The Compensation Program recognizes a number of factors as an indicator of the propriety of base salary and as a basis for determining reasonable incentives. Those factors include: (a) the cost associated with locating suitable and experienced replacement executive management, including the cost of additional benefits; (b) the cost of locating experienced outsourcing for certain tasks associated with the duties now performed; (c) periodic results associated with the management of Company’s assets and the success of executive management in the creation of long-term shareholder value; (d) difficulties in the industry and the economy as a whole leading to the necessary devolution of extraordinary effort and time and, (e) the degree of personal risk experienced by the executive manager in the Company. This final criteria takes into account the fact that Mr. Lowden has been asked to personally guaranty the obligations of the Company (which is an unusual aspect of such an executive officer’s duties) and, therefore, creates opportunities for reduced rates of interest on borrowings as the loans are thereby risk-rated at more favorable levels. This last criteria exposes Mr. Lowden to risk not normally faced by similar executives.

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

Which Elements were Mr. Lowden Eligible to Receive in Each of the Years in the Summary Compensation Table? Who Determines Compensation? Mr. Lowden has received all three elements of compensation in previous years. In 2010 and 2009, however, he received only a base salary and an annual incentive (bonus). Mr. Lowden’s base salary and incentives have remained constant in each of those years and have not been increased. Mr. Lowden received 375,000 stock options in 2008, which constitutes the third element of his compensation, but none were granted in 2010 and 2009. Mr. Lowden’s compensation reflected his experience, effort and performance. Mr. Lowden played an important role in the option transaction referenced above and the Board felt that his salary and incentives were well within the range of executive managers with such major financial obligations to monitor and process. The decision as to Mr. Lowden’s compensation (as to all three elements) is addressed and determined entirely by the Board of Directors after Mr. Lowden first recuses himself from that decision.

Compensation of Directors

Directors who are not employees of the Company or its affiliates receive $24,000 annually and $1,000 per board meeting attended, $800 per committee meeting attended as a member and $900 per committee meeting attended as Chairman of the committee.

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

Compensation Plans

Stock Option Plan

The Company’s Stock Option Plan provided for the grant of options up to an aggregate of approximately 1,263,500 (net of options previously exercised) shares of its common stock to key employees as determined by the Compensation Committee. The Stock Option Plan provided for both incentive stock options and non-qualified stock options. The Company ceased granting options under the Stock Option Plan as of September 30, 2003 as the plan had expired in 2002. However, the shareholders, in July 2005, approved amending the plan whereby the plan was extended until 2012 As of September 30, 2010 there were approximately 741,500 options outstanding under the Stock Option Plan and approximately 522,000 options which are available for issuance under the Stock Option Plan.

1998 Subsidiary Stock Option Plans

The Company and certain of its subsidiaries, SFHI, Inc., Sahara Las Vegas Corp., and Pioneer Hotel Inc., have adopted Subsidiary Plans. The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s common stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries, the Company and any subsidiaries of the Company or Subsidiaries to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. Certain of the agreements under which the Company’s long-term debt is issued provide that if the Company ceases to own, directly or indirectly, 100% of the outstanding capital stock of specified Subsidiaries, an event of default will occur or an offer to repurchase the debt must be made. As a result, the Subsidiary Plans provide that options granted under the Subsidiary Plans may not be exercised if the exercise would result in a default, or require an offer to repurchase the outstanding debt, under any agreement with respect to long-term debt of the Company or any of its Subsidiaries. As of September 30, 2010, no options had been granted under any Subsidiary Plans.

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

William J. Raggio, who from 1982 to 1999 served as Vice-President, Secretary and General Counsel of the Company and its predecessors, is a shareholder and a member of the law firm of Jones Vargas. During fiscal years 2010 and 2009, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information regarding beneficial ownership of the common stock of the Company, as of December 20, 2010, by (i) each person known to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each director of the Company; and (iii) all directors and officers of the Company as a group.

Named Beneficial Owner	Shares of Common Stock		Percent
Paul W. Lowden(1)	5,000,634	(2)	81.1%
Suzanne Lowden	15,271	(3)	*
John W. Delaney	28,750	(3)	*
Howard Foster	15,300	(4)	*
William J. Raggio	32,972	(3)	*
Richard H. Taggart	11,700	(5)	*
Grant L. Siler	1,500	(6)	*
All Directors and Officers as a group (7 persons)	5,106,127		83.0%

*	Less than 1.0%

(1)

The address for Paul W. Lowden is c/o Archon Corporation, 2200 Casino Drive, Laughlin, Nevada 89029. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where such percentage exceeds 1%) has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

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

Paul W. Lowden and Suzanne Lowden have been married to one another for 27 years.

The Company has entered into a Patent Rights and Royalty Agreement with David Lowden, the brother of Paul W. Lowden, with respect to certain gaming technology for which David Lowden has been issued a patent. The Company has agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. David Lowden granted the Company an exclusive five-year license which initially expired in January 2007 in the United States with respect to the technology, which automatically renews for additional two-year terms unless the Company terminates the agreement within thirty days prior to the renewal or the agreement is otherwise earlier terminated in accordance with its terms. The license automatically renewed for an additional two-year period now expiring in January 2011. The Company also has an understanding with David Lowden that it will pay for the costs of commercial development of the technology. As of September 30, 2010, the Company had expended approximately $0.4 million for commercial development of the technology. No costs were expensed in fiscal years 2010 and 2009.

On January 14, 2008, nonqualified stock options were exercised by both David Lowden, brother of, and Christopher Lowden, son of the Company’s Chairman of the Board and CEO, which were granted under the Company’s 1993 Stock Option Plan. The date of the grants was January 21, 1998 and the exercise price was $1.00 per share. 58,425 shares were exercised by the David Lowden and 54,425 shares were exercised by the Christopher Lowden. Both the David Lowden and Christopher Lowden paid the par value of $0.01 for each share of stock exercised, and signed a promissory note for the remaining balance. Chris Lowden paid his promissory note in full, in July 2010, and the remaining balance of $57,841, is shown as Notes receivable from stockholders, in the Company’s September 30, 2010 balance sheet, is from the David Lowden.

On October 13, 2007 the Company sold a 2005 Ford F-150 SuperCrew Short Bed vehicle owned by the Company and transferred under a promissory installment note to Christopher Lowden, son of the Company’s Chairman of the Board and CEO. The promissory installment note was amended on April 12, 2010 to have a payment period of twelve months with a payoff on or before April 15, 2011. The remaining balance of $19,320 is included in Accounts receivable, net, in the Company’s September 30, 2010 balance sheet.

During fiscal years 2001 through 2003, the Company purchased an aggregate of $0.7 million of commercial and residential loans originally funded by Central Banc Mortgage Corporation to unaffiliated third parties. The loans were purchased by the Company for the principal amount, plus accrued interest, if any. Central Banc Mortgage Corporation is owned by LICO, which in turn is owned by Paul W. Lowden. John W. Delaney is the president of Central Banc Mortgage Corporation. At September 30, 2010, the Company was owed approximately $22,342 from Central Banc Mortgage Corporation related to these transactions.

William J. Raggio, a director of the Company, is a shareholder and member of the law firm of Jones Vargas. During fiscal years 2010 and 2009, the Company retained Jones Vargas to advise the Company regarding various legal matters, and the Company continues to engage Jones Vargas for legal representation. The primary contact for legal work is Mr. Richard Barrier, Esq., a member of the firm. During fiscal year ended September 30, 2010 the Company made payments to the Law Firm of Jones Vargas in the amount of approximately $0.2 million.

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

The following fees were incurred with DeJoya Griffith and Company, LLC and Piercy Bowler Taylor & Kern for services provided to the Company relative to the fiscal years ended September 30, 2010 and 2009:

	2010	2009
Audit fees	$207,255	$170,755
Audit related fees	17,500	18,000
Tax fees	0	0
All other fees	5,000	0

Audit fees are the aggregate fees incurred for professional services rendered in connection with the engagements to audit the Company’s annual financial statements for the fiscal years ended September 30, 2010 and 2009 including the reviews of the Company’s interim financial statements included in its quarterly reports on Form 10-Q for those fiscal years.

Audit related fees billed are for professional services rendered in connection with the audit of the Company’s 401(k) retirement plan relative to the calendar years 2009 and 2008, which ended during the Company’s fiscal years ended September 30, 2010 and 2009.

In the fiscal years ended September 30, 2010 and 2009, no fees were incurred with De Joya Griffith and Company, LLC and Piercy Bowler Taylor & Kern pursuant to the “de minimums” exception to the pre-approval policy permitted under the Securities and Exchange Act of 1934, as amended.

All other fees include fees for professional services rendered in connection with the Company’s responses to SEC comment letters.

PART IV

Item 15.	EXHIBITS

(a)	1. and 2. Financial Statements and Schedules

The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Item 8.

(b)	Exhibits

The following are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation and Bylaws of the Company (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s S-4 (No. 33-67864) Registration Statement on Form 10-K dated June 15, 1982 and incorporated herein by reference.)

3.2	Certificate of Designation for Exchangeable Redeemable Preferred Stock. (Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-4 (No. 33-67864) and incorporated herein by reference.)

3.3	Amended and Restated By-laws of Santa Fe Gaming Corporation. (12)

10.1	Notes secured by liens on office building in Las Vegas, Nevada in the original principal amounts of $301,598.05, $23,337.96 and $649,063.99 bearing interest at 10%, 11% and 13 1/2% per annum, respectively. (1)

10.2	Key Employee Stock Option Plan. (2)

10.3	Lease Modification Letter dated August 24, 1995 by and between Wet N’ Wild Nevada, Inc. and Sahara Corporation. (3)

10.4	Management Agreement by and between Pioneer Hotel and Santa Fe Gaming Corporation dated as of December 30, 1998. (5)

10.5	Right of First Refusal dated November 15, 1999 by and among Station Casinos, Inc., SFGC and SFHI. (6)

10.6	Non-Competition Agreement dated November 15, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.7	First Amendment to Non-Competition Agreement dated November 16, 1999 by and among Station Casinos, Inc., SFHI, SLVC, and SFGC. (6)

10.8	Shareholders Agreement dated as of June 12, 2000 among Station Casino, Inc., Paul W. Lowden, David G. Lowden and Christopher W. Lowden. (7)

10.9	Lease Agreement between HAHF Pioneer, LLC as landlord and Pioneer Hotel Inc., as tenant dated December 29, 2000. (9)

10.10	Exchange Agreement among Pioneer LLC, as transferor; Pioneer Hotel Inc., as tenant; HAHF Pioneer LLC as transferee and Heller Affordable House of Florida, Inc., dated December 29, 2000. (9)

Exhibit Number	Description of Exhibit

10.11	Purchase Contract by and between David Bralove, as trustee of the Gaithersburg Realty Trust and Santa Fe Hotel, Inc. dated February 28, 2001. (10)

10.12	Promissory Note dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.13	Deed of Trust and Security Agreement dated February 28, 2001 by and between SFHI, LLC and Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (10)

10.14	75 Lease Agreement by and between REII-Gaithersburg, Maryland, L.L.C. and GE Information Services, Inc. dated January 29, 1999. (10)

10.15	Assignment of Lease and Rents dated February 28, 2001 by and between Gaithersburg Realty Trust and SFHI, LLC. (10)

10.16	Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.17	First Amendment dated December 26, 2000 to Contract dated December 8, 2000 by and between S-BNK#2 Investors, L.P. and Santa Fe Hotel Inc. (10)

10.18	Nonrecourse Note S-BNK Dorchester Operations, LLC 10.20% A-1 Note due June 30, 2005. (10)

10.19	Nonrecourse Note S-BNK Dorchester Operations, LLC 12.18% A-2 Note due June 30, 2020. (10)

10.20	Mortgage, Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing financing Statement dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.21	Lease Agreement dated June 30, 2000 by and between S-BNK Dorchester Operations, LLC and Sovereign Bank. (10)

10.22	Indenture dated as of June 30, 2000 between S-BNK Dorchester Operations, LLC. and First Security Bank, National Association as Indenture Trustee. (10)

10.23	Patent Rights Royalty Agreement dated as of January 2, 2002 between Archon Corporation and David G. Lowden. (11)

10.24	Subordinated Loan Agreement dated October 8, 2002 between Archon Corporation and Duke’s-Sparks, LLC. (13)

10.25	Lease dated October 4, 2002 between Archon Corporation and Duke’s Casino. (13)

10.26	Option Agreement dated October 8, 2002 between Endeavors North LLC and Archon Corporation. (13)

10.27	Loan Agreement dated December 15, 2003 between Colonial Bank, Archon Corporation and Sahara Las Vegas Corp. (14)

10.28	Security Agreement and Second Deed of Trust Dated October 8, 2002 (15)

10.29	Demand Note dated February 6, 2003 in favor of Archon Corporation. (16)

14.1	Pre-approval Policy of Audit Committee (18)

21	Subsidiaries of Archon Corporation (17)

31.1	Certification of Paul W. Lowden, Principal Executive Officer, for disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and for internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), pursuant to Item 601(b)(31) of Regulation S-K. *

Exhibit Number	Description of Exhibit

31.2	Certification of Grant L. Siler, Principal Accounting Officer, for disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and for internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), pursuant to Item 601(b)(31) of Regulation S-K. *

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed concurrently herewith.

FOOTNOTES TO EXHIBITS

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form S-1 (No. 33-13214) of Sahara Casino Partners, L.P. and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to Sahara Gaming Corporation’s Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended March 30, 1999 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated November 15, 1999 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated June 12, 2000 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to Santa Fe Gaming Corporation’s Report on Form 8-K dated December 29, 2000 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K dated December 30, 2002 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 8-K dated January 13, 2004 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated August 20, 2003 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-Q dated February 14, 2003 and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Report on Form 10-K/A (Amendment No. 1) dated January 23, 2004 and incorporated herein by reference.

(18)	Previously filed with the Securities and Exchange Commission as an exhibit to Archon Corporation’s Proxy Statement on Schedule 14A dated May 7, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHON CORPORATION

December 21, 2010	By:	/s/ Paul W. Lowden
(Date Signed)		Paul W. Lowden, Chairman of The Board, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul W. Lowden	Chairman of the Board, President and Principal Executive Officer	December 21, 2010
Paul W. Lowden

/s/ John Delaney	Director	December 21, 2010
John Delaney

/s/ Suzanne Lowden	Director	December 21, 2010
Suzanne Lowden

/s/ William J. Raggio	Director	December 21, 2010
William J. Raggio

/s/ Howard E. Foster	Director	December 21, 2010
Howard E. Foster

/s/ Richard H. Taggart	Director	December 21, 2010
Richard H. Taggart

/s/ Grant L. Siler	Principal Accounting Officer	December 21, 2010
Grant L. Siler