Form 10-Q
period 2010-12-31
ARCHON CORP
filed 2011-02-18
CIK 812482

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,792,944	as of	February 18, 2011

ARCHON CORPORATION

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

Archon Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2010 (Unaudited)	September 30, 2010 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,575,570	$9,578,555
Investment in marketable securities	18,744,649	17,773,265
Accounts receivable, net	183,763	189,895
Inventories	156,141	152,437
Prepaid expenses and other	939,942	901,451
Assets held for sale, current	506,889	469,061
Deferred tax assets	166,555	472,916

Total current assets	30,273,509	29,537,580

Assets held for sale	54,171,475	54,362,434

Property and equipment:
Rental property, net	87,405,768	87,827,133
Land used in operations	3,960,589	3,960,589
Buildings and improvements	25,704,561	25,704,561
Machinery and equipment	8,389,044	8,331,826
Accumulated depreciation	(28,778,212)	(28,621,442)

Property and equipment, net	96,681,750	97,202,667

Other assets	3,042,078	3,020,626

Total assets	$184,168,812	$184,123,307

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2010 (Unaudited)	September 30, 2010 (Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$9,812,500	$5,000,000
Accounts payable	933,241	1,277,560
Accrued and other liabilities	2,272,360	2,222,201
Exchangeable redeemable preferred stock - unredeemed	798,021	813,665
Current liabilities – assets held for sale	3,821,027	3,718,020
Current liabilities – deferred rent income	3,426,648	3,426,648

Total current liabilities	21,063,797	16,458,094

Long-term liabilities – assets held for sale	32,583,853	33,541,444
Nonrecourse debt	31,199,288	31,199,288
Deferred tax liabilities	21,228,274	21,513,085
Deferred rent income	29,126,508	29,983,170

Total liabilities	135,201,720	132,695,081

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, exchangeable, redeemable 16.0% cumulative $2.14 per share liquidation value, authorized - 10, 000, 000 shares; none issued and outstanding	0	0
Common stock, $.01 par value; authorized - 100,000,000 shares; issued and outstanding – 6,316,576, and 6,316,576 shares	63,166	63,166
Additional paid-in capital	63,247,158	63,247,158
Accumulated deficit	(7,395,085)	(7,506,070)
Accumulated other comprehensive loss	(46,274)	(286,655)

	55,868,965	55,517,599
Less: notes receivable from principal stockholders	(57,841)	(57,841)
Less: treasury common stock – 523,632 and 298,632 shares, at cost	(6,844,032)	(4,031,532)

Total stockholders’ equity	48,967,092	51,428,226

Total liabilities and stockholders’ equity	$184,168,812	$184,123,307

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Revenues:
Casino	$2,715,426	$3,226,752
Hotel	283,294	320,807
Food and beverage	876,144	1,214,213
Rental properties	1,835,680	1,882,680
Other	73,770	640,613

Gross revenues	5,784,314	7,285,065
Less casino promotional allowances	(661,156)	(909,358)

Net operating revenues	5,123,158	6,375,707

Operating expenses:
Casino	1,602,680	2,227,266
Hotel	149,930	135,655
Food and beverage	450,492	744,468
Other	70,962	80,625
Selling, general and administrative:
Corporate	745,640	832,644
Other	681,105	765,848
Utilities and property expenses	941,690	971,352
Depreciation	578,135	594,300

Total operating expenses	5,220,634	6,352,158

Operating income (loss)	(97,476)	23,549
Other income and (expense):
Interest expense	(1,025,837)	(1,104,209)
Gain (loss) on sale of marketable securities	99,865	(64,278)
Interest and other income	293,349	306,092

Loss before income tax benefit	(730,099)	(838,846)
Federal income tax benefit, continuing operations	364,506	318,570

Loss from continuing operations	(365,593)	(520,276)
Discontinued operations gain, net of tax expense of $256,619 and $480,778, respectively	476,578	892,872

Net income	$110,985	$372,596

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited) (continued)

	Three Months Ended December 31,
	2010	2009
Average common shares outstanding	5,792,944	6,316,576

Average common and common equivalent shares outstanding	5,792,944	6,316,576

Loss from continuing operations per common share
Net basic loss per common share	$(0.06)	$(0.08)

Diluted loss per common share	$(0.06)	$(0.08)

Discontinued operations gain, net of tax per common share
Net basic income per common share	$0.08	$0.14

Diluted income per common share	$0.08	$0.14

Income per common share
Net basic income per common share	$0.02	$0.06

Diluted income per common share	$0.02	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended December
	2010	2009
Net income	$110,985	$372,596
Unrealized gain (loss) on marketable securities, net of income taxes	240,381	(65,741)

Comprehensive income	$351,366	$306,855

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended December 31, 2010

(Unaudited)

	Preferred Stock $	Common Stock	Common Stock $	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes Receivable From Stockholders	Treasury Stock	Total
Balances, October 1, 2010	$0	6,316,576	$63,166	$63,247,158	$(7,506,070)	$(286,655)	$(57,841)	$(4,031,532)	$51,428,226
Net income					110,985				110,985
Purchase of treasury stock								(2,812,500)	(2,812,500)
Unrealized gain on marketable securities						240,381			240,381

Balances, December 31, 2010	$0	6,316,576	$63,166	$63,247,158	$(7,395,085)	$(46,274)	$(57,841)	$(6,844,032)	$48,967,092

The accompanying notes are an integral part of these consolidated financial statements.

Archon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$110,985	$372,596
Less: discontinued operations gain, net of tax effect	(476,578)	(892,872)

Net loss from continuing operations	(365,593)	(520,276)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Income tax benefit	(364,506)	(318,569)
Depreciation	578,135	594,300
Interest expense from amortization of debt issuance costs	(18,886)	57,023
(Gain) loss on sale of marketable securities	(99,865)	64,278
Change in operating assets and liabilities:
Accounts receivable	6,132	(7,333)
Inventories	(3,704)	18,110
Prepaid expenses and other	(38,491)	(149,196)
Other assets	(2,566)	(87,596)
Accounts payable	(344,319)	(403,311)
Accrued and other liabilities	50,159	(7,650)
Deferred rent	(856,662)	(856,662)

Net cash used in operating activities	(1,460,166)	(1,616,882)

Cash flows from investing activities:
Proceeds from sale or disposal of assets	0	28,885
Capital expenditures	(57,218)	(30,722)
Marketable securities purchased	(2,365,523)	(2,190,324)
Marketable securities sold or redeemed	1,863,822	1,032,333

Net cash used in investing activities	(558,919)	(1,159,828)

Cash flows from financing activities:
Proceeds from line of credit	5,812,500	0
Payment on line of credit	(1,000,000)	0
Common stock purchased and retired	(2,812,500)	0
Preferred stock redeemed and retired	(15,644)	0

Net cash provided by financing activities	1,984,356	0

Cash flows from Discontinued Operations:
Cash flows from operating activities	887,701	1,492,040
Cash flows from financing activities	(855,957)	(845,954)

Net cash provided by discontinued operations	31,744	646,086

Decrease in cash and cash equivalents	(2,985)	(2,130,624)
Cash and cash equivalents, beginning of period	9,578,555	31,646,498

Cash and cash equivalents, end of period	$9,575,570	$29,515,874

The accompanying notes are an integral part of these consolidated financial statements.

ARCHON CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the quarters ended December 31, 2010 and 2009

1.	BASIS OF PRESENTATION AND GENERAL INFORMATION

The primary business operations of Archon Corporation (the “Company” or “Archon”) are conducted through a wholly-owned subsidiary corporation, Pioneer Hotel Inc. (“PHI”), which operates the Pioneer Hotel & Gambling Hall (the “Pioneer”) in Laughlin, Nevada. In addition, the Company owns real estate on Las Vegas Boulevard South (the “Strip”) in Las Vegas, Nevada, currently rented through its wholly-owned subsidiary, Sahara Las Vegas Corp. (“SLVC”). It also owns rental properties in the Dorchester section of Boston, Massachusetts and in Gaithersburg, Maryland which are both currently rented through its wholly-owned subsidiary, SFHI, Inc.

The consolidated financial statements included herein have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations under Regulation S-X of the SEC, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results for the interim periods have been made. The results for the current unaudited three month period ended December 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, from which the balance sheet information as of that date is derived.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from estimates.

Income Per Common Share. The Company computes net income (loss) per share in accordance with FASB ASC 260-10, Earnings per Share. FASB ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Dilutive stock options of approximately 741,500 were not included in calculations of diluted income per common share for the fiscal quarters ended December 31, 2010, and 2009 as the options were out of the money and, therefore, would be anti-dilutive. The calculation would be anti-dilutive.

As of August 31, 2007, the Company called for the redemption of all outstanding shares of its Exchangeable Redeemable Preferred Stock at a redemption price of $5.241 per share, which sum included earned and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to earn dividends. As of the date of the preparation of these financial statements, the holders of 4,264,312 shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price. See Note 6

Uninsured Deposits. At various times during the period and subsequently, the Company maintained account balances that exceeded federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments affecting financial institutions.

Investment in Marketable Securities. Debt securities available-for-sale are stated at fair market value with unrealized gains or losses determined by the specific identification method and reported as a component of accumulated other comprehensive income. Debt securities available-for-sale at December 31, 2010 includes investments in corporate bonds.

Marketable securities held by Merrill Lynch, MorganStanley SmithBarney, Contango Capital Advisors, UBS Financial Services, and Interactive Brokers LLC are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the consolidated statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers. During fiscal 2011, the Company did not record an impairment charge regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believed that the decline in fair value below the cost of certain of the Company’s marketable securities was temporary. At December 31, 2010 and 2009, investments in equity securities available-for-sale included common and preferred stocks.

Included in “Gain (loss) on sale of marketable securities” in the consolidated statements of operations are approximately $99,865 and $64,278 of realized gain for the quarter ended December 31, 2010 and realized loss for the quarter ended December 31, 2009, respectively. The Company recorded approximately $0.1 million and $(0.1) million of other comprehensive income (loss) associated with unrealized gains and losses on these investments during the quarter ended December 31, 2010 and 2009, respectively.

The following is a summary of available-for-sale marketable securities as of December 31, 2010 and September 30, 2010 (amounts to the nearest thousand):

	12/31/10
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Debt securities	$8,259	$64	$(39)	$8,284
Equity securities	10,557	819	(915)	10,461

Total	$18,816	$883	$(954)	$18,745

	09/30/10
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Debt securities	$9,807	$429	$(27)	$10,209
Equity securities	8,407	616	(1,459)	7,564

Total	$18,214	$1,045	$(1,486)	$17,773

The following is a summary of the net unrealized gains and losses as presented in Accumulated Other Comprehensive Income as of December 31, 2010 and September 30, 2010 (amounts to the nearest thousand):

	12/31/10
Description	Unrealized Gains	Unrealized (Losses) Short-Term	Unrealized (Losses) Long-Term	Deferred Taxes (Benefit)	Acc. Other Comprehensive Income (Loss)
Debt Securities	$64	$0	$(39)	$9	$16
Equity Securities	819	0	(915)	(34)	(62)

Total	$883	$0	$(954)	$(25)	$(46)

	09/30/10
Description	Unrealized Gains	Unrealized (Losses) Short -Term	Unrealized (Losses) Long-Term	Deferred Taxes (Benefit)	Acc. Other Comprehensive Income (Loss)
Debt Securities	$429	$(24)	$(3)	$141	$261
Equity Securities	616	(7)	(1,452)	(295)	(548)

Total	$1,045	$(31)	$(1,455)	$(154)	$(287)

The Company recorded the combined total of unrealized gains and (losses) disclosed in the above tables, on the balance sheet with 65% as retained earnings – other comprehensive income, and 35% as deferred income taxes, in the amounts shown in the above tables.

The following is a summary of the proceeds from the sale of marketable securities and the gains or losses reclassified (realized) from Other Comprehensive Income (OCI) as of December 31, 2010 and 2009 (amounts to the nearest thousand):

	2010
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss) Reclassified From OCI
Debt securities	$0	$0	$0	$0
Equity securities	994	102	(2)	100

Total	$994	$102	$(2)	$100

	2009
Description	Proceeds From Sales	Gross Realized Gains	Gross Realized (Losses)	Gain or (Loss) Reclassified From OCI
Debt securities	$0	$0	$0	$0
Equity securities	1,032	0	(64)	(64)

Total	$1,032	$0	$(64)	$(64)

Revenue Recognition. Casino revenue is recorded as the aggregate of gaming wins and losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling $0.1 million and $0.1 million for the quarter ended December 31, 2010 and 2009, respectively, have been recognized as a direct reduction of casino revenue. Advance deposits on rooms, if any, are recorded as deferred revenue until services are provided to the customer.

In accordance with industry practice, the retail value of room, food, beverage and other services furnished to the Company’s guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated retail value of such promotional allowances is included in revenues for the quarter ended December 31, 2010 and 2009 as follows (amounts to the nearest thousand):

	2010	2009
Food and beverage	$551	$757
Hotel	109	150
Other	1	2

Total	$661	$909

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

Concentrations of revenue by segment for the quarter ended December 31, 2010 and 2009 follows (amounts to the nearest thousand):

	2010
Pioneer	$3,287	64%

Rental properties held for investment	$1,836	36%

Other and eliminations	$0	0%

	2009
Pioneer	$3,959	62%

Rental properties held for investment	$1,883	30%

Other and eliminations	$534	8%

Recent Accounting Pronouncements. FASB ASC 820-10: In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

The Company’s Chairman of the Board and CEO has personally guaranteed certain loans for which the Company has accrued a loan guarantee fee equal to 0.5% of the guaranteed loan balance per calendar quarter. There was no significant change during the current quarter from the $0.1 million balance during the quarter ended December 31, 2010 and, 2009.

The Company is subject to a Patent Rights and Royalty Agreement with the brother of the Company’s Chairman of the Board and CEO with respect to certain gaming technology for which he had been issued a patent. The Company agreed to pay certain royalty payments with respect to the technology incorporated into gaming devices placed in operation, as well as costs related to maintain the patent. The patentholder granted the Company an exclusive five-year license that expired in January 2007 in the

United States with respect to the technology, but which automatically renews for an additional two-year terms unless the Company terminates the agreement. The Company also has an understanding with the related party patentholder that it will pay for the costs of commercial development of the technology. Through December 31, 2010, the Company had expended approximately $0.4 million for commercial development of the technology, and no additional costs have been expended. There were no expenditures incurred during the three month periods ended December 31, 2010 and 2009. No royalties were paid to the patentholder during the periods presented.

On January 14, 2008, nonqualified stock options were exercised by both the brother and son of the Company’s Chairman of the Board and CEO, which were granted under the Company’s 1993 Stock Option Plan. The date of the grants was January 21, 1998 and the exercise price was $1.00 per share. 58,425 shares were exercised by the brother and 54,425 shares were exercised by the son. Both the brother and son paid the par value of $0.01 for each share of stock exercised, and signed a promissory note for the remaining balance. The son paid his promissory note in full, in July 2010, and the remaining balance of $57,841, shown as Notes receivable from stockholders, in the Company’s December 31, 2010 balance sheet, is from the brother.

On October 13, 2007 the Company sold a 2005 Ford F-150 SuperCrew Short Bed vehicle owned by the Company and transferred under a promissory installment note to the son of the Company’s Chairman of the Board and CEO. The promissory installment note was amended on April 12, 2010 to have a payment period of twelve months with a payoff on or before April 15, 2011. The remaining balance of $19,575 is included in Accounts receivable, net, in the Company’s December 31, 2010 balance sheet.

4.	PURCHASE AND SALE AGREEMENT OF GAITHERSBURG PROPERTY

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon (the “Gaithersburg Property”), located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Property will be $76.3 million. The Agreement provided the County with a 90-day feasibility period during which the County determined that the Property is suitable for its intended use, and the County will now proceed to close escrow by notifying the Company of the closing date, which closing date may be no later than April 30, 2014.

Simultaneously with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Gaithersburg Property until the earlier of (i) completion of its purchase of the Gaithersburg Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2.1 million, $1.7 million of which was paid on October 1, 2009, with the balance of $0.4 million paid on July 1, 2010. Due to the pending sale of this property, the related results of operations have been reported as discontinued operations.

Assets Held For Sale. The Company reviewed the guidance provided by FASB ASC 360-10-45-11, and thus has classified the assets associated with the Gaithersburg property as held for sale. The following table summarizes the components classified as held for sale as of December 31, 2010 and September 30, 2010 (amounts to the nearest thousand):

	12/31/10	09/30/10
Current portion of deferred rent	$507	$469

Long-term assets held for sale:
Loan Issue Cost	671	723
Deferred Rent	1,754	1,893
Property and equipment
Land	23,000	23,000
Buildings & Improvements	36,600	36,600
Machinery & Equipment	3,000	3,000
Allowance for depreciation	(10,854)	(10,854)

Assets held for sale	54,171	54,362

Total	$54,678	$54,831

Liabilities On Assets Held For Sale. The Company issued approximately $55.4 million of first mortgage debt with a 7.01% interest rate per annum in connection with its acquisition of a commercial office building located in Gaithersburg, Maryland. The building is under lease through April 2014. The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. The Company anticipates that the future tenant payments related to the net lease will be sufficient to fund required payments under the first mortgage notes and Internal Revenue Code of 1986 Section 467 debt. The principle balance as of December 31, 2010 and September 30, 2010 was $36.4 million and $37.3 million, respectively. The following debt table is related to assets held for sale (amounts to the nearest thousand):

	12/31/10	9/30/10
Interest payable	$146	$145
Current portion of debt	3,675	3,573

Total current liability	3,821	3,718
Long-term debt less current portion	32,584	33,541

Total	$36,405	$37,259

The monthly lease payments are applied against the outstanding indebtedness. Monthly principal and interest payments amortize the debt to approximately $22.3 million by the end of the lease in April 2014. The Company anticipates that the future tenant payments related to the net leases will be sufficient to fund required payments under the first mortgage notes and Section 467 debt. The following table shows the debt related to the Gaithersburg Property to be paid by year until the property is sold (amounts to the nearest thousand):

2011	$2,718
2012	3,987
2013	4,448
2014	25,107

Total	$36,260

Discontinued Operations. As a result of the pending sale of the Gaithersburg Property, the result of operations related to the Gaithersburg Property has been reflected as discontinued operations.

The Gaithersburg Property is a building used for commercial office space. The property is under a net lease through 2014 with a single tenant. Under the lease, the tenant is responsible for substantially all obligations related to the property. The property was acquired for $62.6 million, plus debt issuance costs of $2.7 million. The Company paid $9.9 million in cash and issued $55.4 million in nonrecourse first mortgage indebtedness. The Company allocated approximately $23.0 million of the purchase price to land, $3.0 million to machinery and equipment and the balance to building and improvements.

The following table shows the schedule of rent proceeds that will be used to meet future debt obligations related to the Gaithersburg Property until it is sold (amounts to the nearest thousand):

	2011	2012	2013	2014	Total
Gaithersburg Property	$4,602	$6,268	$6,425	$4,257	$21,552

5.	OPEN MARKET PURCHASES OF COMPANY COMMON STOCK

In December 2008 and June 2010, the Board of Directors of the Company approved the Company’s adoption of plans, effective January 5, 2009 and June 30, 2010, for the Company to make periodic and ongoing open market purchases of up to 5.0% of its own common stock (up to 0.3 million shares of common stock) and 0.2 million shares, respectively, in accordance with Rule 10b-18 (the “Rule”) of the Rules and Regulations Promulgated Under The Securities Exchange Act Of 1934 (the “Act”), and, more specifically, in accordance with SEC Release No. 33-8335 (the “Release”). Acting in compliance with the Release is a ‘safe harbor’ and approved method to make open market purchases of a company’s own common stock in compliance with the Rule without those purchases being deemed manipulative under the Act.

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

Since the announcement of the June 23, 2010 program, no purchases of its common stock had been made by the Company, until November 3, 2010, at which time the Company became legally obligated to purchase a grouping of 0.2 million shares of its common stock, causing the Company to reach the maximum shares allotted to be purchased pursuant to the Rule and Release referenced in the first paragraph above. As a result, on November 3, 2010, the Company announced the close of the common stock purchase program referenced above.

The table below summarizes the Company’s buy back of its common stock for the last 12-month period ended December 31, 2010 (amounts to the nearest thousand except for amounts reported per share):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning balance	16	$19.56	16	301
January 2010	298	13.50	314	2
February 2010	0	0	314	2
March 2010	0	0	314	2
April 2010	0	0	314	2
May 2010	0	0	314	2
June 2010	0	0	314	2
July 2010	0	0	314	225
August 2010	0	0	314	225
September 2010	0	0	314	225
October 2010	0	0	314	225
November 2010	0	0	314	225
December 2010	225	12.50	539	225
January 2011	0	0	583	0
Ending balance	539	$13.26	539	0

As of December 31, 2010, the Company is holding 0.5 million shares in treasury.

6.	COMMITMENTS AND CONTINGENCIES

Redemption Of The Company’s Preferred Stock And Redemption Price Disputes. The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 11, 2011, the holders of 4.3 million shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 0.2 million shares have yet to be surrendered and still have the right to receive their payment due without interest. As of December 31, 2010 and September 30, 2010, exchangeable redeemable preferred stock – unredeemed was $0.8 million and $0.8 million, respectively.

On August 27, 2007, a group of institutional investors filed an action against the Company in the United States District Court, entitled DE Shaw Laminar Portfolios et al. v. Archon Corporation, District of Nevada, Case No. 2:07-cv-1146. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount not less than $7.2 million up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate.

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate to be unambiguous and that the redemption price should have been calculated differently. Subsequent to the Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. On December 22, 2010, the District Court granted that motion and entered judgment against the Company in the amount of $9,5 million. The District Court based its decision primarily on its order from August of 2008. The Company has filed a motion for reconsideration of the District Court’s December 22, 2010 order. That motion has been fully briefed and is pending before the District Court. In the event the motion for reconsideration is denied, the Company intends to appeal the District Court’s decision to the Ninth Circuit Court of Appeals.

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

In the Leeward Capital matter, both the Leeward Plaintiffs and the Company have filed motions for summary judgment. The Leeward Plaintiffs made arguments similar to the Laminar Plaintiffs in their motion. On December 22, 2010, the District Court issued an order granting the Leeward Plaintiffs’ motion for summary judgment on the same grounds as the Laminar order and denying Archon’s motion without analysis. Contemporaneous with the filing of the December 22, 2010 order, the District Court entered judgment in favor of the Leeward Plaintiffs and against the Company in the amount of $0.3 million. The Company has filed a motion for reconsideration of the District Court’s December 22, 2010 order. That motion has been fully briefed and is pending before the District Court. In the event the motion for reconsideration is denied, the Company intends to appeal the District Court’s decision to the Ninth Circuit Court of Appeals.

The Rainero action is purported to be brought on behalf of David Rainero individually as well as a class of all former preferred shareholders, although a class has not yet been certified by the District Court. Plaintiff Rainero filed a motion for class certification in December of 2010 which the Company intends to oppose. The Company’s opposition brief to the motion for class certification is due February 15, 2011. Mr. Rainero was deposed in early January of 2011.

The Company plans to appeal the District Court’s decisions to the Ninth Circuit Court of Appeals. The Company believes that it has valid bases in law and fact to overturn or appeal these verdicts. As a result, the Company believes that affirmation of the judgments is possible but not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome, which may include post-judgment interest.

7.	STOCK-BASED COMPENSATION

The Company’s Stock Option Plan provides for the grant of up to approximately 1.3 million (net of options previously exercised) shares of its common stock to key employees. Currently there are approximately 0.5 million stock options available for grant. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a three-year period from the employee’s hire date. No options were granted during the quarter ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, there were approximately 0.7 million options outstanding and exercisable under the Stock Option Plan. During the quarter ended December 31, 2010 and 2009, no options were exercised or granted.

The outstanding options have expiration dates through 2018 and have an average remaining life of approximately 6.0 years. The average exercise price of the outstanding options at December 31, 2010 was approximately $28.09.

SFHI Inc., SLVC and PHI (collectively, the “Subsidiaries”), have adopted subsidiary stock option plans (the “Subsidiary Plans”). The Subsidiary Plans provide for the grant of options by each of the Subsidiaries with respect to an aggregate of up to 10% of the outstanding shares of such Subsidiary’s Common Stock to employees, non-employee directors, consultants or affiliates of the Company or the Subsidiaries. The purpose of the Subsidiary Plans is to enable the Subsidiaries and the Company to attract, retain and motivate their employees, non-employee directors, consultants and affiliates by providing for or increasing the proprietary interest of such persons in the Subsidiaries. As of December 31, 2010, no options had been granted under any of the Subsidiary Plans.

The following table summarizes stock option activity during the first fiscal quarter 2011 under all plans (amounts to the nearest thousand except for per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at September 30, 2010:	742	$28.09	6.3 yrs	$(10,447)
Granted	0	N/A	N/A	N/A
Exercised	0	N/A	N/A	N/A
Canceled	0	N/A	N/A	N/A
Options outstanding at December 31, 2010	742	$28.09	6.0 yrs	$(11,857)
Options exercisable at December 31, 2010	742	$28.09	6.0 yrs	$(11,857)

As of December 31, 2010, there was no unrecognized compensation cost related to unvested stock options.

8.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the quarter ended December 31, 2010 and 2009 is presented below (amounts to the nearest thousand):

	12/31/10	12/31/09
Operating activities:
Cash paid during the period for interest – continuing operations	$1,044	$1,097

Cash paid during the period for interest – discontinued operations	$653	$710

Non–cash investing and financing activities:
Unrealized gains (losses) on securities	$364	$(101)

9.	SEGMENT INFORMATION

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

Set forth below is the unaudited financial information for the segments, which the Company operates, as of and for the quarter ended December 31, 2010 and 2009 (amounts to nearest thousand).

	2010	2009
Pioneer Hotel
Net operating revenues	$3,287	$3,959
Operating loss	(496)	(872)
Depreciation	134	137
Interest expense	0	0
Interest and other income	0	0
Loss before income taxes	(496)	(872)
Capital expenditures / transfers	54	31
Identifiable assets (1)	11,158	11,896

Rental Properties:
Net operating revenues	$1,836	$1,883
Operating income	1,173	1,250
Depreciation	421	421
Interest expense	1,026	1,102
Interest and other income	0	4
Income before income taxes	148	152
Capital expenditures / transfers	0	0
Identifiable assets (1)	87,890	90,244

Assets Held for Sale:
Net operating revenues	$0	$0
Operating income	0	0
Depreciation	0	0
Interest expense	0	0
Interest and other income	0	0
Discontinued operations, net of tax	477	893
Capital expenditures / transfers	0	0
Identifiable assets (1)	54,171	55, 242

Other and Eliminations:
Net operating revenues	$0	$534
Operating income	(774)	(354)
Depreciation	23	36
Interest expense	0	2
Interest and other income	293	302
Loss before income taxes	(382)	(119)
Capital expenditures / transfers	3	0
Identifiable assets (1)	30,950	41,718

Total:
Net operating revenues	$5,123	$6,376
Operating income (loss)	(97)	24
Depreciation	578	594
Interest expense	1,026	1,104
Interest and other income	293	306
Income before income taxes	(730)	(839)
Discontinued operations, net of tax	477	893
Capital expenditures / transfers	57	31
Identifiable assets (1)	184,169	199,100

(1)	Identifiable assets represent total assets less elimination for intercompany items

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of Archon Corporation (the “Company” or “Archon”). It should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto and other information included in this quarterly report on Form 10-Q and the Company’s annual report on Form 10-K for the year ended September 30, 2010. These historical financial statements may not be indicative of the Company’s future performance.

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

Assets Held for Sale

During fiscal year 2001, the Company acquired certain properties as part of an IRS Section 1031 exchange. The property held for sale is located in Gaithersburg, Maryland (the “Gaithersburg Property”). The Company acquired the Gaithersburg Property and nonrecourse debt associated with the Gaithersburg Property which is subject to a long-term lease. A tenant remits payment to the bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $5.6 million annually and will remain at this level until approximately 2014 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings on the Gaithersburg Property are no longer being depreciated subsequent to the classification being changed from a rental property held for investment to assets held for sale. Interest expense is also recorded based on the outstanding nonrecourse debt remaining to be paid and based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the term of the lease and debt amortization, the fair market value of the Gaithersburg Property may be different from its book values. Interest is presently being expensed at approximately $2.5 million annually and will decrease in relation to debt principal reductions through 2014 or until the asset is sold, otherwise disposed of or becomes impaired.

On May 28, 2009, the Company, through its wholly owned subsidiary SFHI, LLC (“SFHI”), entered into a Purchase and Sale Agreement (the “Agreement”) with Montgomery County, Maryland (the “County”) whereby the County will purchase SFHI’s 51.57 acre parcel of land together with an approximately 341,693 square feet office building erected thereon comprising the Gaithersburg Property, located at 100 Edison Park Drive in Gaithersburg, Maryland. The purchase price for the Gaithersburg Property will be $76.3 million. The Agreement provided the County with a 90-day feasibility period during which the County determined that the Gaithersburg Property is suitable for its intended use, and the County will now proceed to close escrow by notifying the Company of the closing date, which date may be no later than April 30, 2014.

Simultaneous with the execution of the Purchase and Sale Agreement, the County entered into a sublease with the existing tenant of SFHI at this location, GXS, Inc., whereby the County, as of October 1, 2009, leased and occupied the entire Gaithersburg Property until the earlier of (i) completion of its purchase of the Gaithersburg Property or (ii) April 30, 2014. Pursuant to the applicable provisions of the existing lease with GXS, Inc., SFHI consented to the sublease. In addition, GXS, Inc. agreed to pay SFHI the sum of $2.1 million, $1.7 million of which was paid on October 1, 2009, with the balance of $0.4 million paid on July 1, 2010. Due to the pending sale of the Gaithersburg Property, the related results of operations have been reported as discontinued operations. See Notes to Consolidated Financial Statements, Note 4, Purchase and Sale Agreement of Gaithersburg Property

Rental Properties

During fiscal year 2001, the Company acquired certain rental property as part of an IRS Section 1031 exchange. The rental property is located in the Dorchester section of Boston, Massachusetts (the “Dorchester Property”). The Company acquired the Dorchester Property with improvements and nonrecourse debt associated with the Dorchester Property which is subject to a long-term lease. A tenant remits payments to a bank according to the terms of the lease and note. The payments are used to liquidate the nonrecourse debt obligations. Rental income is recorded by the Company on a straight-line basis and totals approximately $6.7 million annually and will remain at this level until approximately 2020 or until the asset is sold, otherwise disposed of or becomes impaired. The buildings on the Dorchester Property are being depreciated on a straight-line basis and the depreciation expense is approximately $1.7 million annually and will remain at this level until approximately 2041 or until the asset is sold, otherwise disposed of or becomes impaired. Interest expense is recorded based on the outstanding nonrecourse debt remaining to be paid based on unamortized loan issue costs and remaining debt amortization timetables. At any time during the term of the lease and debt amortization, the fair market values of the Dorchester Property may be different from its book value. Interest is presently being expensed at approximately $3.8 million annually on a straight-line basis through 2020 or until the asset is sold, otherwise disposed of or becomes impaired.

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Strip Property”) located on the east side of Las Vegas Boulevard South, to the south of Sahara Avenue. The Company presently leases portions of the Strip Property to two different lessees for an aggregate amount of $9,500 per month. The leases may be terminated in the event the property is sold or developed by the Company. In addition, the Company leased the balance of the property on a short-term basis for $25,000 per month for the four month period commencing December 1, 2010 and ending March 31, 2011.

Critical Accounting Policies and Estimates

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to customer incentives, bad debts, inventories, investments, estimated useful lives for depreciable and amortizable assets, valuation reserves and estimated cash flows in assessing the recoverability of long-lived assets, estimated liabilities for slot club bonus point programs, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical information that is currently available to the Company and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different judgments or conditions.

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

Property and Equipment. At December 31, 2010, the Company had net property and equipment of $96.7 million, representing 52.6% of total assets. Management depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property improvements, technological obsolescence, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.

For assets to be held and used, fixed assets are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, management estimates the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. Management then estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

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

Revenue Recognition. Casino revenue is recorded as the aggregate of gaming wins and losses. Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed. Casino revenues are recognized net of certain sales incentives in accordance with FASB ASC 605-50 Revenue Recognition, Customer Payments and Incentives. Accordingly, cash incentives to customers for gambling, and the cash value of points and coupons earned by the slot club members totaling approximately $0.1 million and $0.1 million for the quarters ended December 31, 2010 and 2009, respectively, have been recognized as a direct reduction of casino revenue.

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

Recent Accounting Pronouncements

See related disclosure at Item 1 – Financial Statements – Notes to Unaudited Consolidated Financial Statements – Note 1 Basis of Presentation and General Information – Recent Accounting Pronouncements.

Results of Operations – Three Months Ended December 31, 2010 and 2009

General

During the quarter ended December 31, 2010, the Company’s net operating revenues decreased $1.3 million and operating expenses decreased $1.2 million, resulting in a decrease in operating income of $0.1 million from the quarter ended December 31, 2009. The decline in operating results was primarily due to unfavorable changes in general economic conditions including recession and economic slowdown. Net operating revenues at the rental properties decreased $0.1 million from the quarter ended December 31, 2009. The decline in the revenue of the rental properties is substantially due to the decrease in rental revenue associated with the Strip Property.

Consolidated

Net Operating Revenues. Consolidated net operating revenues for the quarter ended December 31, 2010 were $5.1 million, a $1.3 million, or 20%, decrease from $6.4 million for the quarter ended December 31, 2009. Income from the rental properties in the quarter ended December 31, 2010 was $1.8 million, a $0.1 million, or 5%, decrease from $1.9 million for the quarter ended December 31, 2009. Revenues at the Pioneer of $3.3 million for the quarter ended December 31, 2010, decreased $0.7 million or 18%, from $4.0 million for the quarter ended December 31, 2009.

Operating Expenses. Total operating expenses decreased $1.2 million, or 19%, to $5.2 million for the quarter ended December 31, 2010 from $6.4 million for the quarter ended December 31, 2009. Total operating expenses as a percentage of net revenue increased to 102% for the 2010 quarter from 100% for the 2009 quarter. Operating expenses at the Pioneer of $3.8 million for the quarter ended December 31, 2010 decreased $1.0 million or 21%, from $4.8 million for the quarter ended December 31, 2009.

Operating Income. Consolidated operating loss for the quarter ended December 31, 2010 was $0.1 million, a decrease of $0.1 million from $0.0 million for the quarter ended December 31, 2009. This decrease was due to the aforementioned changes in net operating revenues and operating expenses. Operating income attributable to the rental properties of $1.2 million for quarter ended December 31, 2010 decreased $0.1 million or 8%, from $1.3 million for the quarter ended December 31, 2009. Operating loss at the Pioneer of $0.5 million for the quarter ended December 31, 2010 decreased $0.4 million or 44%, from $0.9 million for the quarter ended December 31, 2009.

Interest Expense. Consolidated interest expense for the quarter ended December 31, 2010 was $1.0 million, a $0.1 million, or 9%, decrease from $1.1 million for the quarter ended December 31, 2009.

Interest and Other Income. Consolidated interest and other income for the quarter ended December 31, 2010, was $0.3 million, unchanged from the quarter ended December 31, 2009.

Gain (loss) on Sale of Marketable Securities. The gain on the sale of marketable securities for the quarter ended December 31, 2010 was $0.1 million, a $0.2 million, or 200%, increase from the loss of $0.1 million for the quarter ended December 31, 2009.

Federal Income Tax. Federal income tax benefit for the quarter ended December 31, 2010 was $0.4 million, a less than $0.1 million increase, or 33%, from the quarter ended December 31, 2009, based on federal statutory rates.

Discontinued Operations, Net of Tax. The gain on discontinued operations associated with the property held for sale during the quarter ended December 31, 2010 was $0.5 million, a decrease of $0.4 million from $0.9 million for the quarter ended December 31, 2009.

Pioneer

Net Operating Revenues. Net operating revenues at the Pioneer were approximately $3.3 million for the quarter ended December 31, 2010, a decrease of $0.7 million, or 18%, compared to $4.0 million in the quarter ended December 31, 2009.

Casino revenues for the quarter ended December 31, 2010 were $2.7 million, a decrease of $0.5 million, or 16%, compared to $3.2 million in the quarter ended December 31, 2009. Slot and video poker revenues were $2.5 million, a decrease of $0.4 million, or 14%, compared to $2.9 million. Other gaming revenues, including table games, were $0.2 million, a decrease of $0.1 million, or 33%, compared to $0.3 million. Casino promotional allowances were $0.7 million compared to $0.9 million, a decrease of approximately $0.2 million, or 22%.

Hotel revenues for the quarter ended December 31, 2010 were $0.3 million, relatively unchanged from the quarter ended December 31, 2009. Hotel occupancy was 25% compared to 29%, a decrease of 4%, but was offset by an 8% increase in the average room rate. Competitive pressures continue in the Laughlin market. Food and beverage revenues decreased $0.3 million, or 25%, to $0.9 million from $1.2 million. Other revenues were $0.1 million, unchanged from the quarter ended December 31, 2009.

Operating Expenses. Operating expenses were $3.8 million for the quarter ended December 31, 2010, a decrease of $1.0 million, or 21%, from $4.8 million in the quarter ended December 31, 2009. Operating expenses as a percentage of net revenue decreased to 115% in the current quarter from 120% in the quarter ended December 31, 2009.

Casino expenses were $1.6 million, a decrease of $0.6 million, or 27%, from $2.2 million, primarily due to the decrease in casino revenues. Casino expenses as a percentage of casino revenues decreased to 59% from 69%.

Hotel expenses were $0.1 million, unchanged from the quarter ended December 31, 2009. Food and beverage expenses were $0.5 million, a decrease of $0.2 million or 29%, from approximately $0.7 million, due to a decrease in the number of food and beverage covers sold. Food and beverage expenses as a percentage of food and beverage revenues decreased to 56% from 58%. Other expenses were $0.1 million, unchanged from the quarter ended December 31, 2009. Other expenses as a percentage of other revenues was also unchanged at 100%.

Selling, general and administrative expenses were $0.7 million, a decrease of $0.1 million, or 13%, compared to $0.8 million. Selling, general and administrative expenses as a percentage of revenues increased to 21% from 20%. Pioneer’s selling, general and administrative expenses are greater than the consolidated total due to the elimination of intercompany transactions in consolidation. Utilities and property expenses were $0.7 million, unchanged from the quarter ended December 31, 2009. Utilities and property expenses as a percentage of operating revenues increased to 21% from 18%. Depreciation and amortization expenses were $0.1 million, unchanged from the quarter ended December 31, 2009. Depreciation and amortization as a percentage of operating revenues remained at 3%.

Liquidity and Capital Resources; Trends and Factors Relevant to Future Operations

Contractual Obligations and Commitments

The following tables summarize the Company’s fiscal year contractual obligations and commitments and cash interest payments, respectively, as of December 31, 2010 (for the nine-month period ending September 30, 2011 and for the fiscal years ending September 30, 2012, 2013, 2014, 2015, 2016 and thereafter) (amounts to nearest thousand):

	Payments Due by Period
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
Continuing Operations
Nonrecourse debt:
Dorchester	$0	$0	$0	$0	$0	$31,199	$31,199

Long-term debt:
Line of credit	6,813	0	0	0	0	0	6,813
Stock margin loan	0	0	0	3,000	0	0	3,000

Operating leases:
Ground lease	294	392	392	392	392	24,698	26,560
Corporate warehouse	18	25	19	0	0	0	62

Total Continuing Operations	$7,125	$417	$411	$3,392	$392	$55,897	$67,634

Discontinued Operations
Gaithersburg	$2,718	$3,987	$4,448	$25,107	$0	$0	$36,260

	Cash Interest Payments by Period
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
Continuing Operations
Nonrecourse debt:
Dorchester	$2,850	$3,800	$3,800	$3,800	$3,800	$21,850	$39,900

Long-term debt:
Line of credit	307	0	0	0	0	0	307
Stock margin loan	68	68	68	68	0	0	272

Operating leases:
Ground lease	0	0	0	0	0	0	0
Corporate warehouse	0	0	0	0	0	0	0

Total Continuing Operations	$3,225	$3,868	$3,868	$3,868	$3,800	$21,850	$40,479

Discontinued Operations
Gaithersburg	$1,871	$2,263	$1,958	$1,122	$0	$0	$7,214

The Company has no significant purchase commitments or obligations other than those included in the above schedule.

The Company’s ability to service its contractual obligations and commitments, other than the nonrecourse debt, will be dependent on the future performance of the Pioneer, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, including competitive pressure from the expansion of Native American gaming facilities in the Southwest United States, certain of which factors are beyond the Company’s control. In addition, the Company will be dependent on the continued ability of the tenants in the rental properties in Gaithersburg, Maryland and in the Dorchester section of Boston, Massachusetts to make payments pursuant to the leases with the Company. The payments under the leases are contractually committed to be used to make payments on the Company’s nonrecourse debt obligations related to the properties

Liquidity and Capital Resources

Line of Credit. The Company’s wholly owned subsidiary, SLVC, secured and maintains a $15.0 million line of credit loan granted by a Nevada bank. The loan and promissory note are secured by deed of trust on SLVC’s approximate 27 acre parcel of land on Las Vegas Boulevard South (the “Strip Property”). The line of credit loan is revolving and is subject to additional lending requirements. The line of credit loan balance in the amount of $6.8 million at the end of the quarter ended December 31, 2010 is reported as a current liability, and any outstanding balance under the line of credit will become due in February 2011. The initial advance under the line of credit loan was used to pay in full the previous line of credit loan secured by the Strip Property. The SLVC line of credit loan is guaranteed by SLVC and the Company, as well as, personally guaranteed by Paul W. Lowden, President of SLVC, and by Suzanne Lowden, Secretary/Treasurer of SLVC.

Stock Margin Loan Obligation. The Company’s wholly owned subsidiary, SFHI, secured and maintains a $3.0 million stock margin loan granted by Merrill Lynch. The stock margin loan is secured by marketable securities held by Merrill Lynch. The stock margin loan balance in the amount of $3.0 million at the end of the three months ended December 31, 2010 is reported as a current liability and included in the line of credit balance.

As of December 31, 2010, the Company held cash and cash equivalents of $9.6 million compared to $9.6 million at September 30, 2010. The Company had $18.7 million in investment in marketable securities at December 31, 2010 compared to $17.8 million at September 30, 2010. The rental properties are structured such that future tenants’ payments cover future required mortgage payments including any balloon payments. Management believes that the Company will have sufficient available cash and cash resources to meet its cash requirements for a reasonable period of time.

Cash Flows from Operating Activities. The Company’s cash used for operating activities was $1.5 million for the quarter ended December 31, 2010, as compared to $1.6 million for the quarter ended December 31, 2009.

Cash Flows from Investing Activities. Cash used for investing activities was approximately $0.6 million for the quarter ended December 31, 2010, as compared to $1.2 million for the quarter ended December 31, 2009. In the current year period, the Company used $0.5 million for the purchase of marketable securities net of sales. In the prior year period, the Company used $1.2 million for the purchase of marketable securities net of purchases.

Cash Used in Financing Activities. Cash used in financing activities was approximately $2.0 million for the quarter ended December 31, 2010, as compared to $0.0 for the quarter ended December 31, 2009. In the current year period, the Company received $5.8 million as proceeds from lines of credit, used $1.0 million to pay down the line of credit, and used $2.8 for the purchase of treasury stock. In the prior year period the cash used was relatively insignificant.

The Company’s primary source of operating cash is from the Pioneer operations, from interest income on available cash and cash equivalents and investments in marketable securities and, to a lesser extent, from net cash generated from the leasing of certain land owned on the Las Vegas Strip. Rental income from the Company’s rental property and property held for sale is contractually committed to reducing the nonrecourse indebtedness issued or assumed in connection with the acquisition of the rental properties. Under the two leases, the tenants are responsible for substantially all obligations related to the leased properties.

The Company owns, through its wholly owned subsidiary, Sahara Las Vegas Corp. (“SLVC”), an approximately 27-acre parcel of land (the “Property”) located on the east side of Las Vegas Boulevard South, just south of Sahara Avenue. The Company presently leases portions of the Property to two different lessees for an aggregate amount of $9,500 per month. The leases may be terminated in the event the property is sold or developed by the Company. In addition, the Company-short-term leased the balance of the property for $25,000 per month for the four month period commencing December 1, 2010 and ending March 31, 2011.

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

Payments of rent were approximately $0.1 million for each of the quarter ended December 31, 2010 and 2009. Capital expenditures to maintain the facility in fiscal 2011 are expected to be less than $1.0 million.

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

The Company acquired commercial rental property in the Dorchester section of Boston, Massachusetts in March 2001. The Dorchester Property is located on 12 acres and includes several buildings with approximately 425,000 square feet of commercial office space. The Dorchester Property was acquired for approximately $82.4 million plus $0.5 million in debt issuance costs. The Company paid $5.6 million in cash and assumed $77.3 million in nonrecourse debt associated with the Dorchester Property. The Dorchester Property is under a net lease through 2020 with a single tenant with an investment grade credit rating. Under the lease, the tenant is responsible for substantially all obligations related to the Dorchester Property.

Redemption of the Company’s Preferred Stock and Redemption Price Disputes

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 11, 2011, the holders of 4.3 million shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 0.2 million shares have yet to be surrendered and still have the right to receive their payment due without interest. As of December 31, 2010 and September 30, 2010, exchangeable redeemable preferred stock – unredeemed was $0.8 million and $0.8 million, respectively.

On August 27, 2007, a group of institutional investors filed an action against the Company in the United States District Court, entitled DE Shaw Laminar Portfolios et al. v. Archon Corporation, District of Nevada, Case No. 2:07-cv-1146. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount not less than $7.2 million up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate.

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate to be unambiguous and that the redemption price should have been calculated differently. Subsequent to the

Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. On December 22, 2010, the District Court granted that motion and entered judgment against the Company in the amount of $9.5 million. The District Court based its decision primarily on its order from August of 2008. The Company has filed a motion for reconsideration of the District Court’s December 22, 2010 order. That motion has been fully briefed and is pending before the District Court. In the event the motion for reconsideration is denied, the Company intends to appeal the District Court’s decision to the Ninth Circuit Court of Appeals.

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

In the Leeward Capital matter, both the Leeward Plaintiffs and the Company have filed motions for summary judgment. The Leeward Plaintiffs made arguments similar to the Laminar Plaintiffs in their motion. On December 22, 2010, the District Court issued an order granting the Leeward Plaintiffs’ motion for summary judgment on the same grounds as the Laminar order and denying Archon’s motion without analysis. Contemporaneous with the filing of the December 22, 2010 order, the District Court entered judgment in favor of the Leeward Plaintiffs and against the Company in the amount of $0.3 million. The Company has filed a motion for reconsideration of the District Court’s December 22, 2010 order. That motion has been fully briefed and is pending before the District Court. In the event the motion for reconsideration is denied, the Company intends to appeal the District Court’s decision to the Ninth Circuit Court of Appeals.

The Rainero action is purported to be brought on behalf of David Rainero individually as well as a class of all former preferred shareholders, although a class has not yet been certified by the District Court. Plaintiff Rainero filed a motion for class certification in December of 2010 which the Company intends to oppose. The Company’s opposition brief to the motion for class certification is due February 15, 2011. Mr. Rainero was deposed in early January of 2011.

The Company plans to appeal the District Court’s decisions to the Ninth Circuit Court of Appeals. The Company believes that it has valid bases in law and fact to overturn or appeal these verdicts. As a result, the Company believes that the likelihood that affirmation of the judgments is possible but not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome, which may include post-judgment interest.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Quarterly Report on Form 10-Q which are not historical facts may be considered forward-looking statements, including, without limitation, such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities, capital expenditures and expansion of business operations into new areas. Such forward-looking statements are based upon a number of assumptions concerning future conditions that ultimately may prove to be inaccurate and that may involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, without limitation, those related to effects of competition, leverage and debt service, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development activities and the startup of non-gaming operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity process. Excluding its nonrecourse debt, the Company has total interest-bearing debt at December 31, 2010 of approximately $9.8 million, which bears interest at a variable rate (approximately 6.25% at December 31, 2010). Therefore, the Company maintains certain market rate risk related to this debt. A change in the interest rates of 1% per annum would cause an approximate $0.1 million change in the amount of interest the Company would incur based on the amount of variable-interest rate debt outstanding for any current or future year in which this debt is outstanding. Future borrowings related to this debt will be exposed to this same market rate risk.

The Company holds investments in various available-for-sale securities; however, management believes that exposure to price risk arising from the ownership of these investments is not material to the Company’s consolidated financial position, results of operations or cash flow as historically price fluctuations of these securities have not been material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Principal Executive Officer and Principal Accounting Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Accounting Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

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

Material Weaknesses

1.	The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on this framework.

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

1.	In connection with the ineffective assessment of the Company’s internal control over financial reporting, management plans to hire an additional independent public accounting firm to perform our internal audit and assist with SEC compliance for purposes of all future reporting.

Management believes this remediation will remediate the corresponding material weakness described in Item 1, immediately above.

2.	In connection with the reported inadequate review and approval of certain aspects of the accounting process, management has reiterated the Company’s current review and approval processes, to insure that all accounting reconciliations and journal entries are reviewed and approved on a timely basis.

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

Mercury Real Estate Securities Fund, LP and Mercury Real Estate Securities Offshore Limited v. Archon Corporation:

The Company called all outstanding shares of its Exchangeable Redeemable Preferred Stock for redemption on and as of August 31, 2007, at a redemption price of $5.241 per share, which sum included accrued and unpaid dividends to the date of redemption. From and after August 31, 2007, all shares of the Exchangeable Redeemable Preferred Stock ceased to be outstanding and to accrue dividends. As of February 9, 2011, the holders of 4.3 million shares of the Exchangeable Redeemable Preferred Stock have surrendered their shares and received payment of the redemption price; while 0.2 million shares have yet to be surrendered and still have the right to receive their payment due without interest. As of December 31, 2010 and September 30, 2010, exchangeable redeemable preferred stock – unredeemed was $0.8 million and $0.8 million, respectively.

On August 27, 2007, a group of institutional investors filed an action against the Company in the United States District Court, entitled DE Shaw Laminar Portfolios et al. v. Archon Corporation, District of Nevada, Case No. 2:07-cv-1146. The Complaint was subsequently amended to add an additional party plaintiff (collectively, the “Plaintiffs”). The Amended Complaint: (i) seeks a finding by the Court that the Company has breached its obligations under the Company’s Certificate of Designation of the Preferred Stock, dated September 30, 1993 (the “Certificate”), and awarding the Plaintiffs full compensation of any and all available damages suffered by the Plaintiffs as a result of the Company’s breach of the Certificate; (ii) seeks a finding by the Court that the Company’s issuance of its redemption notice with an improper redemption price is an anticipatory breach of a material term of the Certificate and awarding the Plaintiffs full compensation of any and all available damages suffered as a result of the Company’s anticipatory breach of the Certificate; (iii) seeks a declaration by the Court that the dividends be properly calculated and compounded per the terms of the Certificate in an amount not less than $7.2 million up through and including the date of final judgment; (iv) seeks an order from the Court calling for the Company to reimburse the Plaintiffs’ attorneys’ fees, expenses and costs incurred in enforcing their rights; and (v) seeks such other and further relief as the Court may deem appropriate.

The Plaintiffs, thereafter, filed a motion for partial summary judgment, seeking a ruling from the court that the Company breached its obligations under the Certificate by calculating the redemption price as it did. The Court granted that motion on August 8, 2008, finding the language of the Certificate to be unambiguous and that the redemption price should have been calculated differently. Subsequent to the Court’s ruling on the motion for partial summary judgment, Plaintiffs filed a motion for entry of final judgment, seeking entry of judgment that the redemption price for the preferred shares should have been $8.69 per share. On December 22, 2010, the District Court granted that motion and entered judgment against the Company in the amount of $9.5 million. The District Court based its decision primarily on its order from August of 2008. The Company has filed a motion for reconsideration of the District Court’s December 22, 2010 order. That motion has been fully briefed and is pending before the District Court. In the event the motion for reconsideration is denied, the Company intends to appeal the District Court’s decision to the Ninth Circuit Court of Appeals.

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

In the Leeward Capital matter, both the Leeward Plaintiffs and the Company have filed motions for summary judgment. The Leeward Plaintiffs made arguments similar to the Laminar Plaintiffs in their motion. On December 22, 2010, the District Court issued an order granting the Leeward Plaintiffs’ motion for summary judgment on the same grounds as the Laminar order and denying Archon’s motion without analysis. Contemporaneous with the filing of the December 22, 2010 order, the District Court entered judgment in favor of the Leeward Plaintiffs and against the Company in the amount of $0.3 million. The Company has filed a motion for reconsideration of the District Court’s December 22, 2010 order. That motion has been fully briefed and is pending before the District Court. In the event the motion for reconsideration is denied, the Company intends to appeal the District Court’s decision to the Ninth Circuit Court of Appeals.

The Rainero action is purported to be brought on behalf of David Rainero individually as well as a class of all former preferred shareholders, although a class has not yet been certified by the District Court. Plaintiff Rainero filed a motion for class certification in December of 2010 which the Company intends to oppose. The Company’s opposition brief to the motion for class certification is due February 15, 2011. Mr. Rainero was deposed in early January of 2011.

The Company plans to appeal the District Court’s decisions to the Ninth Circuit Court of Appeals. The Company believes that it has valid bases in law and fact to overturn or appeal these verdicts. As a result, the Company believes that affirmation of the judgments is possible but not probable, and, accordingly, that the amount of any loss cannot be reasonably estimated at this time. Because the Company believes that this potential loss is not probable or estimable, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company’s assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it will be required to record a liability for an adverse outcome, which may include post-judgment interest.

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

Date: February 18, 2011